Form 10QSB
period 1996-03-31
REALITY INTERACTIVE INC
filed 1996-05-28
CIK 1006655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996


                         Commission file number: 0-27862


                            REALITY INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)


             MINNESOTA                               41-1781991
  State or other jurisdiction of           I.R.S. Employer Identification No.
  incorporation of organization

            SUITE 300
      11200 WEST 78TH STREET
  EDEN PRAIRIE, MINNESOTA 55344                     (612) 996-6777
  Address of principal executive offices       Registrant's telephone number


         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes           |X|  No

At May 23, 1996, 4,676,857 shares of registrant's $.01 par value Common Stock were outstanding.

         Transitional Small Business Issuer Format       Yes           |X|  No



                                FORM 10-QSB INDEX


PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.......................................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................................8


PART II -  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.......................................11

Item 6.  Exhibits and Reports on Form 8-K..........................................................12

SIGNATURES.........................................................................................13

EXHIBIT INDEX......................................................................................14


                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in growth of a development stage company; limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; inability to retain subject matter experts; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REALITY INTERACTIVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET

                                                                          March 31,     December 31,
                                                                            1996           1995
                                                                         -----------    -----------
ASSETS                                                                   (Unaudited)
Current assets:
    Cash and cash equivalents                                            $ 1,257,741    $   118,916
    Accounts receivable                                                       81,343         18,237
    Inventory                                                                 35,190         28,359
    Prepaid expenses                                                         220,591          8,312
                                                                         -----------    -----------
        Total current assets                                               1,594,865        173,824
                                                                         -----------    -----------
Fixed assets, net                                                            433,503        269,852
Restricted cash                                                              119,000        119,000
Other assets                                                                  16,780         14,116
                                                                         -----------    -----------
        Total assets                                                     $ 2,164,148    $   576,792
                                                                         ===========    ===========

 LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
    STOCK AND STOCKHOLDERS'EQUITY (DEFICIT)
Current liabilities:
    Accounts payable                                                     $   243,075    $   188,623
    Accrued liabilities                                                      106,284         90,417
    Capitalized lease obligation                                               9,201         14,127
    Notes payable                                                                  0        201,002
    Convertible notes payable, net                                         2,588,701              0
    Other current liabilities                                                  3,175              0
                                                                         -----------    -----------
        Total current liabilities                                          2,950,436        494,169
Long-term liabilities                                                              0              0
                                                                         -----------    -----------
        Total liabilities                                                  2,950,436        494,169
                                                                         -----------    -----------
Mandatorily redeemable convertible preferred stock, $.01 par value,
    5,000,000 shares authorized; 726,900 shares outstanding                2,125,962      2,125,962
                                                                         -----------    -----------

Stockholders' equity (deficit):
    Common stock, $.01 par value, 20,000,000 shares authorized;
        1,643,611 shares outstanding                                          16,436         16,436
    Additional paid-in capital                                             1,720,397      1,384,397
    Accumulated deficit during the development stage                      (4,649,083)    (3,444,172)
                                                                         -----------    -----------
        Total stockholders' equity (deficit)                              (2,912,250)    (2,043,339)
                                                                         -----------    -----------
        Total liabilities, mandatorily redeemable preferred stock and
           stockholders' equity (deficit)                                $ 2,164,148    $   576,792
                                                                         ===========    ===========


              See accompanying notes to the financial statements.



                            REALITY INTERACTIVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                         Three months ended
                                                                             March 31,
                                                                       1996            1995
                                                                    -----------    -----------
Revenues                                                            $   122,809    $     3,290
Cost of revenues                                                         23,852            537
                                                                    -----------    -----------
Gross profit                                                             98,957          2,753
                                                                    -----------    -----------

Operating expenses:
    Sales and marketing                                                 432,320        140,423
    Research and development                                            346,337        243,968
    General and administrative                                          278,113        173,262
                                                                    -----------    -----------
        Total operating expenses                                      1,056,770        557,653
                                                                    -----------    -----------

Operating loss                                                         (957,813)      (554,900)
                                                                    -----------    -----------
Other income (expense):
    Interest income (expense), net                                     (172,356)           819
    Debt offering costs                                                 (74,741)             0
                                                                    -----------    -----------
        Total other income (expense)                                   (247,097)           819
                                                                    -----------    -----------
        Net loss                                                    $(1,204,910)   $  (554,081)
                                                                    ===========    ===========

Net loss per common and common equivalent share                     $     (0.73)   $     (0.34)
                                                                    ===========    ===========
Weighted average common and common equivalent shares                  1,643,611      1,643,611
                                                                    ===========    ===========

SUPPLEMENTARY DATA:
Supplemental net loss per common and common equivalent share        $     (0.32)
                                                                    ===========
Supplemental weighted average common and common equivalent shares     2,938,304
                                                                    ===========


See accompanying notes to the financial statements.



                            REALITY INTERACTIVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                              Three months ended
                                                                                   March 31,
                                                                              1996           1995
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               $(1,204,910)   $  (554,081)
    Reconciliation of net loss to net cash used by operating activities:
        Depreciation and amortization                                           30,000         17,076
        Noncash interest expense related to warrants                           124,702              0
    Changes in assets and liabilities:
        Accounts receivable                                                    (63,106)        (2,114)
        Inventory                                                               (6,831)       (32,732)
        Prepaid expenses                                                      (212,279)         3,822
        Accounts payable                                                        54,452        (10,376)
        Accrued liabilities                                                     19,041             32
                                                                           -----------    -----------
            Net cash used by operating activities                           (1,258,931)      (578,373)
                                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets, net of retirements                              (193,651)       (36,190)
    Purchase of other assets                                                    (2,665)             0
    Sale of short-term investment                                                    0         30,000
                                                                           -----------    -----------
            Net cash used by investing activities                             (196,316)        (6,190)
                                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of capital lease obligation                                      (4,926)        (6,926)
    Proceeds from convertible note payable                                   2,800,000        100,000
    Repayment of notes payable                                                (201,002)             0
                                                                           -----------    -----------
            Net cash provided by financing activities                        2,594,072         93,074
                                                                           -----------    -----------
Net cash provided (used) during period                                       1,138,825       (491,489)

CASH AND CASH EQUIVALENTS:
    Beginning of period                                                        118,916        527,461
                                                                           -----------    -----------
    End of period                                                          $ 1,257,741    $    35,972
                                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest                                                 $    57,672    $     1,100
                                                                           ===========    ===========


See accompanying notes to the financial statements.



                            REALITY INTERACTIVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)
NOTE 1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements of Reality Interactive, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, the interim financial statements include adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1996.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted. The statements should be read in conjunction with the Company's annual financial statements included in its Registration Statement on Form SB-2


NOTE 2.      SUPPLEMENTARY LOSS PER SHARE DATA

Supplementary Loss per Share Data reflects adjustments for: (i) the issuance of 567,793 shares of Common Stock in connection with the repayment/conversion of convertible debt from certain net proceeds received from the Company's initial public offering ("IPO") that closed on April 16, 1996 (ii) the conversion of 726,900 shares of Series A Convertible Preferred Stock into Common Stock that occurred in connection with the IPO and (iii) the decrease of net loss by $182,373 and $74,741 for interest expense and debt offering costs, respectively, related to the issuance of convertible debt. These adjustments were made as though these transactions had occurred on January 1, 1996.

Common stock equivalents, consisting of shares of Common Stock which might be issued upon exercise of stock options and warrants, are not included in weighted average common shares outstanding in periods where losses are reported since their inclusion would be anti-dilutive. For purposes of the Company's recent IPO, loss per common share was calculated pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"). SAB 83 requires the inclusion of certain common stock equivalents in the calculation of weighted average common shares outstanding even if their inclusion is anti-dilutive.

NOTE 3.      SUBSEQUENT FINANCING TRANSACTIONS

On January 19, 1996, the Company closed a $2,800,000 convertible bridge note financing (the "Bridge Notes") in a private placement, resulting in net proceeds to the Company of $2,626,570 after payment of agent's commissions and related expenses. The Bridge Notes provided for interest at 10% per annum and matured on the earlier of July 31, 1996 or 30 days after the effective date of an IPO. In connection with this financing, the Company also issued detachable warrants to purchase a total of 560,000 shares of common stock to the purchasers of the Bridge Notes. The Bridge Notes were convertible into common stock at a price equal to $3.94, which was 75% of $5.25 (the per share value assigned to the Common Stock at the time of the IPO). On May 10, 1996, 30 days after the effective date of the IPO, the Company made payments totaling $2,861,281 to repay the Bridge Notes, including accrued interest of $86,285. Approximately $25,000 of the Bridge Notes were converted to Common Stock. The Company will recognize an extraordinary loss of approximately $220,000 in its second quarter ending June 30, 1996 as a result of the early repayment of its bridge note financing.

On April 10, 1996, the Company's IPO for 2,200,000 units was declared effective by the SEC. Each unit sold consisted of one share of Common Stock and one Redeemable Common Stock Purchase Warrant to purchase one share of Common Stock. The sale of such units resulted in gross proceeds of $12,650,000 and net proceeds of $11,331,750 after payment of the underwriting discount and related expenses. The net proceeds will be used for sales and marketing, repayment of bridge debt financing, research and development, purchase of equipment and working capital.

On May 15, 1996, the Company issued an additional 100,000 units to its underwriter to cover over-allotments, resulting in gross proceeds of $575,000 and net proceeds of $514,625 after payment of the underwriting discount and related expenses.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION


OVERVIEW

      Reality Interactive, Inc. (the "Company") was formed in May 1994 to design, develop and market interactive multimedia learning software products primarily for sale to Fortune 2000 companies. The Company is a development stage company and, as a result, has undergone significant changes since its inception as the focus of the Company's activities has shifted from organization to product design and development to sales and marketing. Accordingly, the Company's revenue and expenses for the periods presented below are not necessarily indicative of future results.

      The Company has been unprofitable since its inception and expects to incur operating losses at least through 1997. During the period from May 24, 1994 (inception) through March 31, 1996, the Company incurred cumulative losses of $4,649,083. The Company expects its operating expenses to continue to increase as it continues to develop new products and increase its sales and marketing efforts. To become profitable, the Company must significantly increase revenues from its initial product, the ISO 9000 Registration Series, and must continue to introduce new products to the market. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in developing its direct sales force and indirect distribution channels, general economic conditions and the ability of the Company to develop and market new products and to control costs.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, certain statement of operations data as a percentage of revenues.

                                        Three months ended
                                            March 31,
                                        1996        1995
                                       -------     -------
Revenues                                   100%        100%
Cost of revenues                            19          16
                                       -------     -------
Gross profit                                81          84
                                       -------     -------

Operating expenses:
    Sales and marketing                    352       4,268
    Research and development               282       7,415
    General and administrative             227       5,266
                                       -------     -------
        Total operating expenses           861      16,949
                                       -------     -------

Operating loss                            (780)    (16,865)
                                       -------     -------
Other income (expense):
    Interest income (expense), net        (140)         25
    Debt offering costs                    (61)          0
                                       -------     -------
        Total other income (expense)      (201)         25
                                       -------     -------
        Net loss                          (981)%   (16,840)%
                                       =======     =======


     REVENUES. Revenues were $122,809 for the quarter ended March 31, 1996, a 3,633% increase from revenues of $3,290 for the quarter ended March 31, 1995. The revenue increase was due primarily to the availability of all five titles of the Company's initial product, ISO 9000 Registration Series, which was released as a complete series in August 1995, compared to the availability and sale of only one title of the ISO 9000 Registration Series during the first quarter of 1995. Also contributing to the revenue increase was the addition of five direct sales employees in December 1995 and January 1996 and two telesales employees in January 1996. During the remainder of 1996, the Company expects revenues to increase as new direct sales employees are added, new sales channel partners are identified and new products are introduced.

     GROSS PROFIT. The decrease in gross profit to 81% of revenues in the first quarter of 1996 from 84% of revenues in the first quarter of 1995 was primarily due to royalties paid to the American Society of Quality Control ("ASQC"), a sales channel for the Company. The Company began paying royalties to ASQC in May 1995 when both parties entered into a three-year joint marketing and distribution agreement (the "Agreement") for the ISO 9000 Registration Series. The Agreement also involves co-labeling of the product.

     OPERATING EXPENSES. The Company's operating expenses for the first quarter of 1996 were $1,056,770, a 90% increase from operating expenses of $557,653 in the first quarter of 1995. This increase in operating expenses between the first quarter of 1996 and 1995 was due primarily to the following:

(a) Sales and marketing expenses were $432,320 for the first quarter of 1996 compared to $140,423 for the first quarter of 1995, a 208% increase. This increase was due primarily to the addition of 11 new direct sales, telesales and marketing positions and the expansion of direct marketing programs. The Company expects its sales and marketing expenses to increase as it adds additional direct sales employees and begins to market new products currently being developed.

(b) Research and development expenses were $346,337 for the first quarter of 1996 compared to $243,968 for the first quarter of 1995, a 42% increase. This increase was attributed to the hiring of additional employees to develop three new products, the QS-9000 Compliance Series, a multi-title product dealing with automotive quality standards, the ISO 14000 Conformance Series, a multi-title product dealing with environmental management standards and Pollution Prevention, a one-title product dealing with the key concepts of a pollution prevention program. The Company began developing the ISO 14000 Conformance Series in August 1995, the QS-9000 Compliance Series in January 1996 and Pollution Prevention in February 1996. The Company expects its research and development expenses to increase as it advances further into the development cycle of the products currently under development and begins to develop new products.

(c) General and administrative expenses were $278,113 for the first quarter of 1996 compared to $173,262 for the first quarter of 1995, a 61% increase. This increase was due primarily to the addition of one position in accounting and finance, increased rent expense related to a larger office, additional depreciation expense on a higher level of fixed assets and increases in professional fees. The Company expects that its general and administrative expenses will increase as it looks to hire additional accounting staff, expand its office space and incurs costs associated with being a public company.

     OTHER INCOME (EXPENSE). The Company's net other expense was $247,097 for the first quarter of 1996 compared to net other income of $819 for the first quarter of 1995. This difference was primarily the result of expenses associated with the Company's convertible bridge note financing, which resulted in cash interest expense during the first quarter of 1996 of $57,671, noncash interest expense of $124,702 related to detachable warrants and amortization expense of $74,741 related to the expensing of prepaid costs the Company incurred to obtain the bridge note financing. The Company also realized interest income of $10,017 in the first quarter of 1996 from the investment of bridge note proceeds.

     NET LOSS. Net loss was $1,204,910 for the first quarter of 1996, compared to a net loss of $554,081 for the first quarter of 1995. The Company expects to continue to incur losses for at least the next two years as it continues to undertake substantial expenditures to develop its products and to increase its sales and marketing efforts.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $1,257,741 as of March 31, 1996, compared to $118,916 as of December 31, 1995. The increase in cash and cash equivalents was attributed to the convertible bridge note financing from January 1996, which resulted in net proceeds of $2,626,570. The decrease in cash and cash equivalents subsequent to the receipt of the net proceeds from the convertible bridge note financing was due primarily to the net loss from operations, acquisition of fixed assets totaling approximately $196,000 and repayment of notes payable totaling approximately $201,000. See Note 3 for further information on financing transactions subsequent to March 31, 1996.

      Although the Company anticipates that it will experience operating losses and negative cash flow from operations at least through 1997, and the Company does not currently have bank financing available, the Company believes that its current cash balances, increased by proceeds from its initial public offering, will be sufficient to meet its working capital and capital expenditure needs at least through 1997. Thereafter, the Company may need to raise additional funds to finance its operations. In addition, to the extent the Company's revenues do not meet management's expectations, or the Company's growth exceeds management's expectations, the Company may require additional financing prior to the end of 1997. There can be no assurance that debt or equity financing would be available on favorable terms or at all.


                           PART II - OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 16, 1996, the Company held a special shareholders' meeting to vote upon four proposals relating to the Company's initial public offering (the "IPO"). These four proposals are described below. All four proposals were approved.

         The first matter voted upon was a proposal to amend the certificate fixing shares for the Company's Series A Convertible Preferred Stock (the "Preferred Stock") to lower the public offering price at which such shares are mandatorily converted to Common Stock from $6.00 to $4.50. This proposal required the affirmative vote of a majority of the outstanding shares of Common Stock, voting separately as a class, and the affirmative vote of a majority of the outstanding shares of Preferred Stock, voting separately as a class, in order for it to be approved. The holders of Common Stock approved this proposal by the following vote: 1,191,091 For, 0 Against, 422,520 Withheld, and 30,000 Abstained. The holders of Preferred Stock approved this proposal by the following vote: 483,732 For, 0 Against, 243,168 Withheld, and 0 Abstained.

         The second matter voted upon was a proposal to amend and restate the Company's Amended Articles of Incorporation simultaneously with the closing of the IPO to increase the number of shares of authorized capital stock and to eliminate the Preferred Stock after the outstanding shares of this series are converted into Common Stock. This proposal required the affirmative vote of a majority of the outstanding shares of the Company's capital stock, voting together as a class, and the affirmative vote of a majority of the outstanding shares of Common Stock, voting separately as a class, in order for it to be approved. The holders of all outstanding shares of the Company's capital stock approved this proposal by the following vote: 1,704,824 For, 0 Against, 665,687 Withheld, and 0 Abstained. The holders of Common Stock approved this proposal by the following vote: 1,221,091 For, 0 Against, 422,520 Withheld, and 0 Abstained.

         The third matter voted upon was a proposal to approve the Company's 1996 Directors' Stock Option Plan. The fourth matter voted upon was a proposal to amend the Company's 1994 Stock Incentive Plan to increase the number of shares reserved for issuance upon the conversion of options issued under such plan from 300,000 shares to 700,000 shares. The third and fourth proposals voted upon each required the affirmative vote of a majority of the outstanding shares of the Company's capital stock, voting together as a class, in order for them to be approved. The holders of all outstanding shares of the Company's capital stock approved the third proposal by the following vote: 1,614,824 For, 90,000 Against, 665,687 Withheld, and 0 Abstained. The holders of all outstanding shares of the Company's capital stock approved the fourth proposal by the following vote: 1,674,824 For, 30,000 Against, 665,687 Withheld, and 0 Abstained.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

EXHIBIT NO.   DESCRIPTION

     10.1 First Amendment to Joint Marketing and Distribution Agreement between Reality Interactive, Inc. and American Society for Quality Control, Inc., dated May 1, 1996

    +10.2 Joint Marketing and Distribution Agreement between Reality Interactive, Inc. and American Society for Quality Control, Inc., dated May 17, 1996

     27.1           Financial Data Schedules

     99.1           Cautionary Statement

+ Pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, confidential portions of Exhibit 10.2 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.


(b) Reports on      Form 8-K

                    No Reports on Form 8-K were filed during the quarter ended March 31, 1996


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALITY INTERACTIVE, INC.


Dated: May 21, 1996                          By     /s/ Paul J. Wendorff
                                                --------------------------------
                                                          Paul J. Wendorff
                                                    Its Chief Executive Officer

Dated: May 21, 1996                          By     /s/ Wesley W. Winnekins
                                                -------------------------------
                                                       Wesley W. Winnekins
                                                    Its Chief Financial Officer


                                  EXHIBIT INDEX

Exhibit
  No.        Description                                               Page No.

 10.1      First Amendment to Joint Marketing and Distribution
           Agreement between Reality Interactive, Inc. and American
           Society for Quality Control, Inc., dated May 1, 1996........

+10.2 Joint Marketing and Distribution Agreement between Reality Interactive, Inc. and American Society for Quality
           Control, Inc., dated May 17, 1996...........................

 27.1      Financial Data Schedules....................................

 99.1      Cautionary Statement........................................

+ Pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, confidential portions of Exhibit 10.2 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.