Form 10QSB
period 1996-06-30
REALITY INTERACTIVE INC
filed 1996-08-14
CIK 1006655

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                     FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996


                           Commission file number:  0-27862


                              REALITY INTERACTIVE, INC.
                (Exact name of registrant as specified in its charter)


             MINNESOTA                                   41-1781991
   -------------------------------           ----------------------------------
   State or other jurisdiction of            I.R.S. Employer Identification No.
   incorporation of organization

                SUITE 300
          11200 WEST 78TH STREET
       EDEN PRAIRIE, MINNESOTA 55344                   (612) 996-6777
   --------------------------------------    -----------------------------------
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

                                    X   Yes         No
                                  ----         ----

At July 31, 1996, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.

    Transitional Small Business Issuer Format         Yes    X  No
                                                 ----      ----

                                  FORM 10-QSB INDEX


PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................. 3

Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 8


PART II -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................10

SIGNATURES................................................................11

EXHIBIT INDEX.............................................................12


                           SAFE HARBOR STATEMENT UNDER THE
                   PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in growth of a development stage company; limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; inability to retain subject matter experts; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in
Exhibit 99.1, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              REALITY INTERACTIVE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET




                                                                                    June 30,           December 31,
                                                                                      1996                 1995
                                                                                  ------------         ------------
ASSETS                                                                             (Unaudited)
Current assets:
    Cash and cash equivalents...........................................          $    586,731         $    118,916
    Short-term investments..............................................             8,049,686                    0
    Accounts receivable.................................................               136,749               18,237
    Interest receivable.................................................                47,042                    0
    Inventory...........................................................                71,493               28,359
    Prepaid expenses....................................................                24,213                8,312
                                                                                  ------------         ------------
        Total current assets............................................             8,915,914              173,824
                                                                                  ------------         ------------
Fixed assets, net.......................................................               212,850              269,852
Restricted cash.........................................................               119,000              119,000
Other assets............................................................                29,481               14,116
                                                                                  ------------         ------------
        Total assets....................................................          $  9,277,245         $    576,792
                                                                                  ------------         ------------
                                                                                  ------------         ------------

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
    STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable....................................................          $    187,386         $    188,623
    Accrued liabilities.................................................               100,908               90,417
    Capitalized lease obligation........................................                 4,046               14,127
    Notes payable.......................................................                     0              201,002
    Other current liabilities...........................................                12,695                    0
                                                                                  ------------         ------------
        Total current liabilities.......................................               305,035              494,169
Long-term liabilities...................................................                     0                    0
                                                                                  ------------         ------------
        Total liabilities...............................................               305,035              494,169
                                                                                  ------------         ------------
Mandatorily redeemable convertible preferred stock, $.01 par value,
    5,000,000 shares authorized; 0 and 726,900 shares outstanding,
    respectively........................................................                     0            2,125,962
                                                                                  ------------         ------------

Stockholders' equity (deficit):
    Common stock, $.01 par value, 20,000,000 shares authorized;
        4,677,407 and 1,643,611 shares outstanding, respectively........                46,774               16,436
    Additional paid-in capital..........................................            15,391,620            1,384,397
    Accumulated deficit during the development stage....................            (6,466,184)          (3,444,172)
                                                                                  ------------         ------------
        Total stockholders' equity (deficit)............................             8,972,210           (2,043,339)
                                                                                  ------------         ------------
        Total liabilities, mandatorily redeemable preferred stock and
           stockholders' equity (deficit)...............................          $  9,277,245        $     576,792
                                                                                  ------------         ------------
                                                                                  ------------         ------------




                 See accompanying notes to the financial statements.

                              REALITY INTERACTIVE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS
                                     (UNAUDITED)





                                                                  Three months ended                    Six months ended
                                                                         June 30,                            June 30,
                                                             -----------------------------       -----------------------------
                                                                  1996             1995               1996            1995
                                                             -----------       -----------       -----------       -----------
Revenues................................................     $   125,298       $     3,223       $   248,107       $     6,513
Cost of revenues........................................          22,618               545            46,470             1,082
                                                             -----------       -----------       -----------       -----------
Gross profit............................................         102,680             2,678           201,637             5,431
                                                             -----------       -----------       -----------       -----------

Operating expenses:
    Sales and marketing.................................         713,868           166,190         1,146,189           306,613
    Research and development............................         573,830           319,157           920,166           563,125
    General and administrative..........................         380,637           183,075           658,752           356,337
                                                             -----------       -----------       -----------       -----------
        Total operating expenses........................       1,668,335           668,422         2,725,107         1,226,075
                                                             -----------       -----------       -----------       -----------

Operating loss..........................................      (1,565,655)         (665,744)       (2,523,470)       (1,220,644)
                                                             -----------       -----------       -----------       -----------
Other income (expense):
    Interest income (expense), net......................           6,771            (7,387)         (165,586)           (6,568)
    Debt offering costs.................................         (38,745)                0          (113,486)                0
                                                             -----------       -----------       -----------       -----------
        Total other income (expense)....................         (31,974)           (7,387)         (279,072)           (6,568)
                                                             -----------       -----------       -----------       -----------
    Income before extraordinary loss....................     $(1,597,629)      $  (673,131)      $(2,802,542)      $(1,227,212)

Extraordinary loss from early retirement of debt........        (219,470)                0          (219,470)                0
                                                             -----------       -----------       -----------       -----------
        Net loss........................................     $(1,817,099)      $  (673,131)      $(3,022,012)      $(1,227,212)
                                                             -----------       -----------       -----------       -----------
                                                             -----------       -----------       -----------       -----------
Net loss per common and common equivalent share.........     $      (.44)      $      (.41)      $     (1.05)      $      (.75)
                                                             -----------       -----------       -----------       -----------
                                                             -----------       -----------       -----------       -----------
Weighted average common and common equivalent shares....       4,137,438         1,643,611         2,883,636         1,643,611
                                                             -----------       -----------       -----------       -----------
                                                             -----------       -----------       -----------       -----------




See accompanying notes to the financial statements.

                              REALITY INTERACTIVE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS
                                     (UNAUDITED)




                                                                                                 Six months ended
                                                                                                      June 30,
                                                                                     ----------------------------------
                                                                                            1996               1995
                                                                                     --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss............................................................             $   (3,022,012)      $  (1,227,212)
    Reconciliation of net loss to net cash used by operating activities:
        Depreciation and amortization...................................                     60,000              34,152
        Noncash interest expense related to warrants....................                    193,979                   0
        Extraordinary loss related to early retirement of debt (interest
             expense related to warrants)...............................                    142,021                   0
    Changes in assets and liabilities:
        Accounts receivable.............................................                   (118,512)             (1,032)
        Interest receivable.............................................                    (47,042)                  0
        Inventory.......................................................                    (43,134)            (34,753)
        Prepaid expenses................................................                    (15,901)            (45,029)
        Accounts payable................................................                     (1,238)             11,171
        Accrued liabilities.............................................                     10,491               9,586
        Other current liabilities.......................................                     12,695                   0
                                                                                     --------------      --------------
            Net cash used by operating activities.......................                 (2,828,653)         (1,253,117)
                                                                                     --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets, net of retirements........................                   (269,155)            (97,704)
    Purchase of other assets............................................                    (15,366)            (12,862)
    Purchase of short-term investments..................................                (10,049,686)                  0
    Sale of short-term investments......................................                  2,000,000              29,836
                                                                                     --------------      --------------
            Net cash used by investing activities.......................                 (8,334,207)            (80,730)
                                                                                     --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of capital lease obligation..............................                    (10,080)             (8,404)
    Proceeds from convertible notes payable.............................                  2,800,000             865,000
    Repayment of convertible notes payable..............................                 (2,800,000)                  0
    Repayment of notes payable..........................................                   (201,002)                  0
    Proceeds from sale leaseback of fixed assets........................                    266,157                   0
    Proceeds from initial public offering, net..........................                 11,549,607                   0
    Conversion of bridge notes payable..................................                     25,003                   0
    Proceeds from exercise of stock options.............................                        990                   0
                                                                                     --------------      --------------
            Net cash provided by financing activities...................                 11,630,675             856,596
                                                                                     --------------      --------------
Net cash provided (used) during period..................................                    467,815            (477,251)
CASH AND CASH EQUIVALENTS:
    Beginning of period.................................................                    118,916             527,461
                                                                                     --------------      --------------
    End of period.......................................................             $      586,731      $       50,210
                                                                                     --------------      --------------
                                                                                     --------------      --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest..............................................             $       88,867      $        8,899
                                                                                     --------------      --------------
                                                                                     --------------      --------------



                 See accompanying notes to the financial statements.

                              REALITY INTERACTIVE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1996
                                     (UNAUDITED)

NOTE 1.  SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

    Reality Interactive, Inc. (the "Company") was incorporated on May 24, 1994 to design, develop and market interactive multimedia learning software products primarily for sale to Fortune 2000 companies. The Company's strategy is to identify industry standards and practices that create a need for enterprise-wide education and training. The Company uses digital technology, including animation, video, graphics, audio narration and formatted text, to create its interactive multimedia learning products.

Basis of Presentation

    The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying interim financial statements, and the reported amounts of revenue and expenses during the reporting period. In the opinion of management, the interim financial statements include adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1996.

    Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted. The statements should be read in conjunction with the Company's annual financial statements included in its Registration Statement on Form SB-2.

NOTE 2.  INITIAL PUBLIC OFFERING

    In April 1996, the Company completed an initial public offering (IPO) of 2,200,000 units at a price of $5.75 per unit. Each unit sold consisted of one share of Common Stock and one Redeemable Common Stock Purchase Warrant to purchase one share of Common Stock. The sale of such units resulted in gross proceeds of $12,650,000 and net proceeds of $11,034,982 after payment of the underwriting discount and related expenses. Upon the closing of the offering, all 726,900 outstanding shares of Mandatorily Redeemable Convertible Preferred Stock were converted into 726,900 shares of Common Stock.

    In May 1996, the Company issued an additional 100,000 units to its underwriter to cover over-allotments, resulting in gross proceeds of $575,000 and net proceeds of $514,625 after payment of the underwriting discount and related expenses.

NOTE 3.  CONVERTIBLE NOTES PAYABLE

    In January 1996, the Company closed a $2,800,000 convertible bridge note financing (the "Bridge Notes") in a private placement, resulting in net proceeds to the Company of $2,626,570 after payment of agent's commissions and related expenses. The Bridge Notes provided for interest at 10% per annum and matured on the earlier of July 31, 1996 or 30 days after the effective date of an IPO. In connection with this financing, the Company issued detachable warrants to purchase a total of 560,000 shares of Common Stock to the purchasers of the Bridge Notes. The Bridge Notes were convertible into common stock at a price equal to $3.94, which was 75% of $5.25 (the per share value assigned to the Common Stock at the time of the IPO).

    In May 1996, 30 days after the effective date of the IPO, the Company made payments totaling $2,861,281 to repay the Bridge Notes, including accrued interest of $86,285. Approximately $25,000 of the Bridge Notes were converted to Common Stock at the time of this repayment, resulting in the issuance of 6,346 shares. The Company has recognize an extraordinary loss of approximately $220,000 in its second quarter ended June 30, 1996 as a result of the early repayment of its convertible bridge note financing.

NOTE 4.  STOCK OPTIONS

    Under the terms of the Company's 1994 Stock Incentive Plan, 700,000 shares of Common Stock have been reserved for issuance to officers, employees and independent contractors upon the exercise of stock options. The Company has granted a total of 429,850 options to its officers, employees and independent contractors at prices ranging from $1.80 to $5.25 per share. During the quarter ended June 30, 1996, an employee exercised an option to purchase 550 shares of Common Stock at an exercise price of $1.80 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION


    The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein.

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

    The Company has been unprofitable since its inception and expects to incur operating losses at least through 1997. During the period from May 24, 1994 (inception) through June 30, 1996, the Company incurred cumulative losses of $6,466,184. The Company expects its operating expenses to continue to increase as it continues to develop new products and increase its sales and marketing efforts. To become profitable, the Company must significantly increase revenues from its initial product, the ISO 9000 REGISTRATION SERIES, and must continue to introduce new products to the market. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in developing its direct sales force and indirect distribution channels, general economic conditions and the ability of the Company to develop and market new products and to control costs.

RESULTS OF OPERATIONS

REVENUES

    Revenues were $125,298 for the quarter ended June 30, 1996, compared to revenues of $3,223 for the quarter ended June 30, 1995. For the six month period ended June 30, 1996, revenues were $248,107, compared to revenues of $6,513 for the comparable period of 1995. The revenue increase was due primarily to the availability of all five titles of the Company's initial product, ISO 9000 REGISTRATION SERIES, which was released as a complete series in August 1995, compared to the availability and sale of only one title of the ISO 9000 REGISTRATION SERIES during the first two quarters of 1995. The addition of 5 direct sales employees and 2 telesales employees between December 1995 and January 1996 also contributed to this revenue increase. In May 1996, the Company added 7 direct sales employees in key geographic markets across the U.S. The Company also added 2 direct sales employees to develop the international market for its products. Although the direct sales employees hired in May did not produce revenue for the second quarter of 1996, the Company believes that the addition of these positions will enhance its efforts to penetrate more deeply into the Fortune 2000 marketplace. During the remainder of 1996, the Company expects revenues to increase as these direct sales employees become more productive, new sales channel partners are identified and new products are introduced.

    COST OF REVENUES. Cost of revenues were $22,618 for the quarter ended June 30, 1996, compared to $545 for the quarter ended June 30, 1995. For the six month period ended June 30, 1996, cost of revenues were $46,470, compared to cost of revenues of $1,082 for the comparable period of 1995. The increase in cost of revenues was primarily due to royalties paid on an increasing level of sales. Royalties were paid to the American Society of Quality Control ("ASQC"), a sales channel for the Company, and Process Management International, the
Company's subject matter expert for its ISO 9000 REGISTRATION SERIES.   Cost of
revenues also includes the cost of media duplication and packaging materials.

    OPERATING EXPENSES. The Company's operating expenses for the second quarter ended June 30, 1996 were $1,668,335, a 150% increase over operating expenses of $668,422 in the second quarter of 1995. For the six months ended June 30, 1996, operating expenses were $2,725,107, a 122% increase over operating expenses of $1,226,075 for the same period in 1995. This increase in operating expenses between the periods noted for 1996 and 1995 was due primarily to the following:

(a) Sales and marketing expenses were $713,868 for the second quarter of 1996, compared to $166,190 for the second quarter of 1995, a 330% increase. For the six months ended June 30, 1996, sales and marketing expenses were $1,146,189, compared to $306,613 for the same period in 1995, a 274% increase. This increase between periods was due primarily to the addition of new direct sales, telesales and marketing positions and the expansion of direct marketing programs. In May 1996, the Company added 7 new direct sales employees in key geographic areas of the U.S and 2 direct sales employees to develop the international market. The Company expects its sales and marketing expenses to increase as a result of increasing travel expenditures and initiation of marketing programs for its new products currently being developed.

(b) Research and development expenses were $573,830 for the second quarter of 1996, compared to $319,157 for the second quarter of 1995, an 80% increase. For the six months ended June 30, 1996, research and development expenses were $920,166, compared to $563,125 for the same period in 1995, a 63% increase. This increase was attributed to the hiring of additional employees to develop three new products, the QS-9000 COMPLIANCE SERIES, a multi-title product dealing with automotive quality standards, the ISO 14000 EMS CONFORMANCE SERIES, a multi-title product dealing with environmental management standards and POLLUTION PREVENTION, a one-title product dealing with the key concepts of a pollution prevention program. The Company began developing the ISO 14000 CONFORMANCE SERIES in August 1995, the QS-9000 COMPLIANCE SERIES in January 1996 and POLLUTION PREVENTION in February
    1996. Management believes that its products currently under development will be released from August to October of 1996. The Company expects its research and development expenses to remain consistent with current levels, unless additional projects, if any, are identified, which may require an increase in staffing.

(c) General and administrative expenses were $380,637 for the second quarter of 1996, compared to $183,075 for the second quarter of 1995, a 108% increase. For the six months ended June 30, 1996, general and administrative expenses were $658,752, compared to $356,337 for the same period in 1995, a 85% increase. This increase was due primarily to increased travel, office rent, depreciation expense, operating leases and professional fees. The Company expects that its general and administrative expenses will increase as it hires additional accounting staff and expands its office space.

    OTHER INCOME (EXPENSE). The Company's net other expense was $31,974 for the second quarter of 1996, compared to net other expense of $7,387 for the second quarter of 1995. For the six months ended June 30, 1996, net other expense was $279,072, compared to net other expense of $6,568 for the same period in 1995. This difference was primarily the result of interest expense associated with the Company's convertible bridge note financing and amortization of prepaid costs the Company incurred to obtain the bridge note financing. The Company also realized interest income of $107,243 and $117,260 in the second quarter and first six months of 1996 from the investment of bridge note and IPO proceeds.

    NET LOSS. Net loss, after deducting extraordinary losses from the early retirement of debt, was $1,817,099 for the second quarter of 1996, compared to a net loss of $673,131 for the second quarter of 1995. For the six months ending June 30, 1996, net loss, after deducting extraordinary losses from the early retirement of debt, was $3,022,012, compared to a net loss of $1,227,212 for the same period in 1995. The Company expects to continue to experience losses at least through 1997 as it continues to incur substantial expenditures to develop its products and to increase its sales.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and short-term investments were $8,636,417 as of June 30, 1996, compared to $118,916 as of December 31, 1995.
The increase in cash, cash equivalents and short-term investments was primarily attributed to the Company's IPO in April 1996. Also contributing to the increase was lease financing of approximately $266,157 that was obtained in a sale-leaseback of computer equipment in May 1996. The decrease in cash and cash equivalents subsequent to the receipt of the net proceeds from the IPO was due primarily to the net loss from operations and repayment of bridge note financing. See Note 3 for further information on financing transactions.

    Although the Company anticipates that it will experience operating losses and negative cash flow from operations at least through 1997, and the Company does not currently have bank financing available, the Company believes that its current cash balances will be sufficient to meet its working capital and capital expenditure needs through 1997. Thereafter, the Company may need to raise additional funds to finance its operations. In addition, to the extent the Company's revenues do not meet management's expectations, or the Company's growth exceeds management's expectations, the Company may require additional financing prior to the end of 1997. At such time, there can be no assurance that debt or equity financing would be available on favorable terms or at all.


                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

         EXHIBIT NO.   DESCRIPTION

               10.1 Equipment Lease between Reality Interactive, Inc. and Dexxon Capital Corporation Dated June 3, 1996

               27.1    Financial Data Schedules

               99.1    Cautionary Statement




         (b)  REPORTS ON FORM 8-K

                   No Reports on Form 8-K were filed during the quarter ended June 30, 1996

                                      SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REALITY INTERACTIVE, INC.


Dated: August 14, 1996                      By   /s/ Paul J. Wendorff
                                               ---------------------------
                                                    Paul J. Wendorff
                                               Its Chief Executive Officer

Dated: August 14, 1996                      By   /s/ Wesley W. Winnekins
                                               ---------------------------
                                                    Wesley W. Winnekins
                                               Its Chief Financial Officer

                                    EXHIBIT INDEX



   Exhibit
    No.       Description                                                                Page No.
   -------    ----------------------------------------------------------------------     --------
     10.1     Equipment Lease between Reality Interactive, Inc. and Dexxon Capital
              Corporation  Dated June 3, 1996.......................................

     27.1     Financial Data Schedules..............................................

     99.1     Cautionary Statement..................................................          14
