Form 10QSB
period 1996-09-30
REALITY INTERACTIVE INC
filed 1996-11-14
CIK 1006655

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                       Commission file number:  0-27862

                          REALITY INTERACTIVE, INC.
            (Exact name of registrant as specified in its charter)

             MINNESOTA                                41-1781991
--------------------------------------   --------------------------------------
   State or other jurisdiction of          I.R.S. Employer Identification No.
   incorporation of organization

             SUITE 300
      11200 WEST 78TH STREET
    EDEN PRAIRIE, MINNESOTA 55344                    (612) 996-6777
--------------------------------------   --------------------------------------
Address of principal executive offices        Registrant's telephone number


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                         /X/  Yes     / /  No

At October 31, 1996, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.

    Transitional Small Business Issuer Format      / /  Yes    /X/  No

                               FORM 10-QSB INDEX

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements...............................................  3

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations........................................  8


PART II -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................... 10

SIGNATURES.................................................................. 11

EXHIBIT INDEX............................................................... 12


                       SAFE HARBOR STATEMENT UNDER THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in growth of a development stage company; limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; inability to retain subject matter experts; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1996.

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          REALITY INTERACTIVE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET

                                                                             September 30,  December 31,
                                                                                 1996           1995
                                                                             ------------   ------------
                                                                             (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents..........................................       $  271,269    $   118,916
    Short-term investments.............................................        6,664,403              0
    Accounts receivable................................................          108,117         18,237
    Interest receivable................................................           31,649              0
    Inventory..........................................................           89,231         28,359
    Prepaid expenses...................................................           43,386          8,312
                                                                             -----------     ----------
        Total current assets...........................................        7,208,055        173,824
                                                                             -----------     ----------
Fixed assets, net......................................................          192,960        269,852
Restricted cash........................................................          119,000        119,000
Other assets...........................................................           29,781         14,116
                                                                             -----------     ----------
        Total assets...................................................      $ 7,549,796    $   576,792
                                                                             -----------     ----------
                                                                             -----------     ----------
LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
  STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
    Accounts payable...................................................      $   136,050    $   188,623
    Accrued liabilities................................................           71,720         90,417
    Capitalized lease obligation.......................................                0         14,127
    Notes payable......................................................                0        201,002
    Other current liabilities..........................................            9,710              0
                                                                             -----------     ----------
        Total current liabilities......................................          217,480        494,169
Long-term liabilities..................................................                0              0
                                                                             -----------     ----------
        Total liabilities..............................................          217,480        494,169
                                                                             -----------     ----------
Mandatorily redeemable convertible preferred stock, $.01 par value,
    5,000,000 shares authorized; 0 and 726,900 shares outstanding......                0      2,125,962
                                                                             -----------     ----------
Stockholders' equity (deficit):
    Common stock, $.01 par value, 20,000,000 shares authorized;
        4,677,407 and 1,643,611 shares outstanding....................            46,774         16,436
    Additional paid-in capital........................................        15,391,620      1,384,397
    Accumulated deficit during the development stage..................        (8,106,078)    (3,444,172)
                                                                             -----------     ----------
        Total stockholders' equity (deficit)..........................         7,332,316     (2,043,339)
                                                                             -----------     ----------
        Total liabilities, mandatorily redeemable preferred stock
           and stockholders' equity (deficit).........................       $ 7,549,796    $   576,792
                                                                             -----------     ----------
                                                                             -----------     ----------

             See accompanying notes to the financial statements.

                          REALITY INTERACTIVE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF OPERATIONS
                                (UNAUDITED)

                                                             Three months ended        Nine months ended
                                                                September 30,            September 30,
                                                           -----------------------  ------------------------
                                                               1996        1995        1996          1995
                                                           -----------  ----------  -----------  -----------
Revenues...............................................    $    93,677  $   10,928  $   341,784  $    17,441
Cost of revenues.......................................         18,768       1,206       65,238        2,288
                                                           -----------  ----------  -----------  -----------
Gross profit...........................................         74,909       9,722      276,546       15,153
                                                           -----------  ----------  -----------  -----------
Operating expenses:
    Sales and marketing................................        712,912     238,500    1,859,101      545,113
    Research and development...........................        678,085     175,502    1,598,251      738,627
    General and administrative.........................        428,357     259,347    1,087,109      615,684
                                                           -----------  ----------  -----------  -----------
        Total operating expenses.......................      1,819,354     673,349    4,544,461    1,899,424
                                                           -----------  ----------  -----------  -----------
Operating loss.........................................     (1,744,445)   (663,627)  (4,267,915)  (1,884,271)
                                                           -----------  ----------  -----------  -----------
Other income (expense):
    Interest income (expense), net.....................        104,551     (95,542)     (61,035)    (102,110)
    Debt offering costs................................              0           0     (113,486)           0
                                                           -----------  ----------  -----------  -----------
        Total other income (expense)...................        104,551     (95,542)    (174,521)    (102,110)
                                                           -----------  ----------  -----------  -----------

    Income before extraordinary loss...................    $(1,639,894) $ (759,169) $(4,442,436) $(1,986,381)

Extraordinary loss from early retirement of debt.......              0           0     (219,470)           0
                                                           -----------  ----------  -----------  -----------
        Net Loss.......................................    $(1,639,894) $ (759,169) $(4,661,906) $(1,986,381)
                                                           -----------  ----------  -----------  -----------
                                                           -----------  ----------  -----------  -----------
Net loss per common and common equivalent share........    $      (.35) $     (.46) $     (1.34) $     (1.21)
                                                           -----------  ----------  -----------  -----------
                                                           -----------  ----------  -----------  -----------
Weighted average common and common equivalent
shares.................................................      4,677,407   1,643,611    3,488,130    1,643,611
                                                           -----------  ----------  -----------  -----------
                                                           -----------  ----------  -----------  -----------

             See accompanying notes to the financial statements.

                              REALITY INTERACTIVE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS
                                     (UNAUDITED)

                                                                                      Nine months ended
                                                                                        September 30,
                                                                                 ---------------------------
                                                                                     1996          1995
                                                                                 -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.................................................................    $ (4,661,906)  $(1,986,381)
    Reconciliation of net loss to net cash used by operating activities:
        Depreciation and amortization........................................          90,000        60,525
        Noncash interest expense related to warrants.........................         193,979        40,211
        Extraordinary loss related to early retirement of debt (interest
          expense related to warrants).......................................         142,021             0
    Changes in assets and liabilities:
        Accounts receivable..................................................         (89,880)       (6,350)
        Interest receivable..................................................         (31,649)            0
        Inventory............................................................         (60,871)      (55,383)
        Prepaid expenses.....................................................         (35,074)       (8,988)
        Accounts payable.....................................................         (52,577)      124,858
        Accrued liabilities..................................................         (18,697)        9,077
        Other current liabilities............................................          11,059             0
                                                                                 ------------   -----------
            Net cash used by operating activities............................      (4,513,595)   (1,822,431)
                                                                                 ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets, net of retirements.............................        (279,266)     (142,175)
    Purchase of other assets.................................................         (15,666)       (8,229)
    Purchase of short-term investments.......................................     (10,164,404)            0
    Sale of short-term investments...........................................       3,500,000        29,836
    Cash restricted for operating leases.....................................               0      (119,000)
                                                                                 ------------   -----------
            Net cash used by investing activities............................      (6,959,336)     (239,568)
                                                                                 ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of capital lease obligation...................................         (15,471)      (14,448)
    Proceeds from convertible notes payable..................................       2,800,000       951,002
    Repayment of convertible notes payable...................................      (2,774,997)            0
    Repayment of notes payable...............................................        (201,002)            0
    Proceeds from sale leaseback of fixed assets.............................         266,157             0
    Proceeds from initial public offering, net...............................      11,549,607             0
    Proceeds from related party financing....................................               0       320,000
    Proceeds from issuance of preferred stock................................               0       193,228
    Proceeds from exercise of stock options..................................             990             0
                                                                                 ------------   -----------
            Net cash provided by financing activities .......................      11,625,284     1,449,782
                                                                                 ------------   -----------
Net cash provided (used) during period.......................................         152,353      (612,217)

CASH AND CASH EQUIVALENTS:
    Beginning of period......................................................         118,916       527,461
                                                                                 ------------   -----------
    End of period............................................................    $    271,269   $   (84,756)
                                                                                 ------------   -----------
                                                                                 ------------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest...................................................    $     88,867   $    64,614
                                                                                 ------------   -----------
                                                                                 ------------   -----------

             See accompanying notes to the financial statements.

                          REALITY INTERACTIVE, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (UNAUDITED)

NOTE 1.   SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Reality Interactive, Inc. (the "Company") was incorporated on May 24, 1994 to design, develop and market interactive multimedia knowledge solutions primarily for sale to Fortune 2000 companies. The Company's strategy is to identify industry standards and practices that create a need for enterprise-wide education and training. The Company uses digital technology, including animation, video, graphics, audio narration and formatted text, to create its interactive multimedia knowledge solutions.

Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying interim financial statements, and the reported amounts of revenue and expenses during the reporting period. In the opinion of management, the interim financial statements include adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1996.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted. The statements should be read in conjunction with the Company's annual financial statements included in its Registration Statement on Form SB-2.

NOTE 2.  INITIAL PUBLIC OFFERING

     In April 1996, the Company completed an initial public offering (the "IPO") of 2,200,000 units at a price of $5.75 per unit. Each unit sold consisted of one share of Common Stock and one Redeemable Common Stock Purchase Warrant to purchase one share of Common Stock. The sale of such units resulted in gross proceeds of $12,650,000 and net proceeds of $11,034,982 after payment of the underwriting discount and related expenses. Upon the closing of the offering, all 726,900 outstanding shares of Mandatorily Redeemable Convertible Preferred Stock were converted into 726,900 shares of Common Stock.

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

     In May 1996, 30 days after the effective date of the IPO, the Company made payments totaling $2,861,281 to repay the Bridge Notes, including accrued interest of $86,285. Approximately $25,000 of the Bridge Notes were converted to Common Stock at the time of this repayment, resulting in the issuance of 6,346 shares. The Company recognized an extraordinary loss of approximately $220,000 in its second quarter ended June 30, 1996 as a result of the early repayment of the Bridge Notes.

NOTE 4.  STOCK OPTIONS

     Under the terms of the Company's 1994 Stock Incentive Plan, 700,000 shares of Common Stock have been reserved for issuance to officers, employees and independent contractors upon the exercise of stock options. The Company has granted a total of 464,850 options to its officers, employees and independent contractors at prices ranging from $1.80 to $5.25 per share. During the quarter ended June 30, 1996, an employee exercised an option to purchase 550 shares of Common Stock at an exercise price of $1.80 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein.

OVERVIEW

     Reality Interactive, Inc. (the "Company") was formed in May 1994 to design, develop and market interactive multimedia knowledge solutions primarily for sale to Fortune 2000 companies. The Company is a development stage company and, as a result, has undergone significant changes since its inception as the focus of the Company's activities has shifted from organization to product design and development to sales and marketing. Accordingly, the Company's revenue and expenses for the periods presented below are not necessarily indicative of future results.

     The Company has been unprofitable since its inception and expects to incur operating losses at least through 1997. During the period from May 24, 1994 (inception) through September 30, 1996, the Company incurred cumulative losses of $8,106,078. The Company expects that its operating expenses will continue to increase as it continues to develop new products and increase its sales and marketing efforts. To become profitable, the Company must significantly increase revenues. Future operating results will depend upon many factors, including the demand for the Company's products, the level of product and price competition, the Company's success in maturing its direct sales force and indirect distribution channels, general economic conditions and the ability of the Company to develop and market new products and to control costs.

RESULTS OF OPERATIONS

     REVENUES. Revenues were $93,677 for the quarter ended September 30, 1996, compared to revenues of $10,928 for the quarter ended September 30, 1995. For the nine month period ended September 30, 1996, revenues were $341,784, compared to revenues of $17,441 for the comparable period of 1995. The revenue increase was due primarily to increasing sales of the Company's initial product, the ISO 9000 REGISTRATION SERIES, which was released as a complete series in August 1995. The Company also generated approximately 47% of its third quarter 1996 revenues from its second product, the QS-9000 COMPLIANCE SERIES, a four title interactive multimedia product that was released in August 1996. The revenue results through September 30, 1996 are less than the Company's original expectations as a result of unexpected challenges associated with developing a direct sales force and longer than expected sales cycles in corporate multi-site enterprises.

     COST OF REVENUES. Cost of revenues were $18,768 for the quarter ended September 30, 1996, compared to $1,206 for the quarter ended September 30, 1995. For the nine month period ended September 30, 1996, cost of revenues were $65,238, compared to cost of revenues of $2,288 for the comparable period of 1995. The increase in cost of revenues was primarily due to royalties paid on an increasing level of sales. Royalties were paid to the American Society for Quality Control ("ASQC"), a sales channel for the Company, and Process Management International, the Company's subject matter
expert for its ISO 9000 REGISTRATION SERIES.   Cost of revenues also includes
the cost of media duplication and packaging materials.

     OPERATING EXPENSES. The Company's operating expenses for the quarter ended September 30, 1996 were $1,819,354, a 170% increase over operating expenses of $673,349 for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, operating expenses were $4,544,461, a 139% increase over operating expenses of $1,899,424 for the same period in 1995. This increase in operating expenses between the periods noted for 1996 and 1995 was due primarily to the following:

(a) Sales and marketing expenses were $712,912 for the third quarter of 1996, compared to $238,500 for the third quarter of 1995, a 199% increase. For the nine months ended September 30, 1996, sales and marketing expenses were $1,859,101, compared to $545,113 for the same period in 1995, a 241% increase. This increase between periods was due primarily to the addition of new direct sales, telesales and marketing positions and the expansion of direct marketing programs. The Company expects its sales and marketing expenses to increase as a result of increasing travel expenditures related to its direct sales force, and initiation of marketing programs for newly released products, as well as products currently being developed.

(b) Research and development expenses were $678,085 for the third quarter of 1996, compared to $175,502 for the third quarter of 1995, an 286% increase. For the nine months ended September 30, 1996, research and development expenses were $1,598,251, compared to $738,627 for the same period in 1995, a 116% increase. This increase was attributed to the development of three new products, the QS-9000 COMPLIANCE SERIES, a multi-title product dealing with automotive quality standards, the ISO 14000 EMS CONFORMANCE SERIES, a multi-title product dealing with environmental management standards and POLLUTION PREVENTION, a one-title product dealing with the key concepts of a pollution prevention program. The Company completed development of the QS-9000 COMPLIANCE Series in August 1996. Management believes that the ISO 14000 CONFORMANCE SERIES and POLLUTION PREVENTION products will be released during the fourth quarter of 1996. The Company expects its research and development expenses to remain consistent with current levels, unless additional projects, if any, are identified, which may require an increase in staffing.

(c) General and administrative expenses were $428,357 for the third quarter of 1996, compared to $259,347 for the third quarter of 1995, a 65% increase. For the nine months ended September 30, 1996, general and administrative expenses were $1,087,109, compared to $615,684 for the same period in 1995, a 77% increase. This increase was due primarily to increased travel, office rent, depreciation expense, operating leases and professional fees. The Company expects that its general and administrative expenses will increase as it hires additional accounting staff and expands its office space during the fourth quarter of 1996.

     OTHER INCOME (EXPENSE). The Company's net other income was $104,551 for the third quarter of 1996, compared to net other expense of $95,542 for the third quarter of 1995. For the nine months ended September 30, 1996, net other expense was $174,521, compared to net other expense of $102,110 for the same period in 1995. This difference was primarily the result of interest expense associated with the Company's Bridge Notes and amortization of offering costs the Company incurred to obtain the Bridge Notes. The Company also realized interest income of $104,551 and $221,811 in the third quarter and first nine months of 1996 from the investment of Bridge Note and IPO proceeds.

     NET LOSS. Net loss was $1,639,894 for the third quarter of 1996, compared to a net loss of $759,169 for the third quarter of 1995. For the nine months ended September 30, 1996, net loss, after deducting extraordinary losses of $219,470 from the early retirement of debt, was $4,661,906, compared to a net loss of $1,986,381 for the same period in 1995. The Company expects to continue to experience losses at least through 1997 as it continues to incur substantial expenditures to develop its products and to increase its sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments were $6,935,672 as of September 30, 1996, compared to $118,916 as of December 31, 1995. The increase in cash, cash equivalents and short-term investments was primarily attributed to the Company's IPO in April 1996. Also contributing to the increase was lease financing of approximately $266,157 that was obtained in a sale-leaseback of computer equipment in May 1996. The decrease in cash and cash equivalents subsequent to the Company's IPO was due primarily to the net loss from operations and repayment of Bridge Notes. See
Note 3 for further information on financing transactions.

     Although the Company anticipates that it will experience operating losses and negative cash flow from operations at least through 1997, and the Company currently does not have bank financing available, the Company believes that its current cash balances will be sufficient to meet its working capital and capital expenditure needs through 1997. Thereafter, the Company may need to raise additional funds to finance its operations. To the extent the Company's revenues do not meet management's expectations, or the Company's growth exceeds management's expectations, the Company may require additional financing prior to the end of 1997. At such time, there can be no assurance that debt or equity financing would be available on favorable terms or at all.

                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

         EXHIBIT NO.    DESCRIPTION

           10.1 Copyright License Agreement between Reality Interactive, Inc. and the American National Standards Institute dated August 30, 1996, including Modifying Agreement

         + 10.2 ISO 14000 Marketing and Promotion Agreement between Reality Interactive, Inc. and the American National Standards Institute dated September 20, 1996

         + 10.3 ISO 14000 Marketing and Promotion Agreement between Reality Interactive, Inc. and the Global Environment and Technology Foundation dated September 6, 1996

         + 10.4 Distribution Agreement between Reality Interactive, Inc. and Futuremedia PLC dated July 12, 1996

           27.1         Financial Data Schedules

           99.1         Cautionary Statement


+ Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, confidential portions of this Exhibit have been deleted and filed seperately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

     (b)  REPORTS ON FORM 8-K

            No Reports on Form 8-K were filed during the quarter ended September 30, 1996

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALITY INTERACTIVE, INC.

Dated: November 14, 1996                   By     /s/   Paul J. Wendorff
                                              ---------------------------------
                                                      Paul J. Wendorff
                                           Its  Chief Executive Officer

Dated: November 14, 1996                   By     /s/  Wesley W. Winnekins
                                              ---------------------------------
                                                     Wesley W. Winnekins
                                           Its   Chief Financial Officer

                                EXHIBIT INDEX
Exhibit
   No.       Description                                               Page No.
-------      --------------------------------------------------------  --------
  10.1       Copyright License Agreement between Reality Interactive,
             Inc. and the American National Standards Institute dated
             August 30, 1996, including Modifying Agreement..........      13

 +10.2       ISO 14000 Marketing and Promotion Agreement between
             Reality Interactive, Inc. and the American National
             Standards Institute dated September 20, 1996............      25

 +10.3       ISO 14000 Marketing and Promotion Agreement between
             Reality Interactive, Inc. and the Global Environment and
             Technology Foundation dated September 6, 1996...........      33

 +10.4       Distribution Agreement between Reality Interactive, Inc.
             and Futuremedia PLC dated July 12, 1996.................      41

  27.1       Financial Data Schedules................................      62

  99.1       Cautionary Statement....................................      63


+ Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, confidential portions of this Exhibit have been deleted and filed seperately with the Securities and Exchange Commission pursuant to a request for confidential treatment.