Form 10KSB40
period 1996-12-31
REALITY INTERACTIVE INC
filed 1997-03-31
CIK 1006655

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-KSB

              ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

                     For the Fiscal Year Ended December 31, 1996

                           Commission File Number: 0-27862

                              REALITY INTERACTIVE, INC.

       MINNESOTA                                    41-1781991
  State of Incorporation              I.R.S. Employer Identification Number

                                      Suite 400
                               7500 Flying Cloud Drive
                                Eden Prairie, MN 55344
                                    (612) 996-6777

Securities registered under Section 12(g) of the Exchange Act:

                             COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X       No
                                   -----        -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B is not contained herein, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                        / X /

The Company's revenues for the Fiscal Year Ended December 31, 1996 totaled $484,127

As of February 28, 1997, the Company had 4,677,407 shares of Common Stock outstanding. The aggregate market value of the 2,261,881 shares of Common Stock held by non-affiliates of the Company was $1,413,676, based on the closing bid price on February 28, 1997 on the NASDAQ Small Cap Market.

Transitional small business disclosure format:   Yes       No   x
                                                     -----    -----

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders for the year ended December 31, 1996 are incorporated by reference in Part III.

                                  FORM 10-KSB INDEX

PART I
------

Item 1.  Description of Business..........................................   3

Item 2.  Description of Property..........................................   7

Item 3.  Legal Proceedings................................................   8

Item 4.  Submission of Matters to a Vote of Security Holders..............   8

PART II
-------

Item 5.  Market for Common Equity and Related Stockholder Matters.........   9

Item 6.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation.............................................   9

Item 7.  Financial Statement Index........................................  11

Item 8.  Changes and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  11

PART III
--------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................  12

Item 10. Executive Compensation...........................................  12

Item 11. Security Ownership of Certain Beneficial Owners and Management...  12

Item 12. Certain Relationships and Related Transactions...................  12

Item 13. Exhibits and Reports on Form 8-K.................................  12

SIGNATURES.................................................................  15

EXHIBIT INDEX..............................................................  16

FINANCIAL STATEMENTS....................................................... F-1


                           SAFE HARBOR STATEMENT UNDER THE
                   PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in growth of a development stage company; limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; inability to retain subject matter experts; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," to this Annual Report on Form 10-KSB for the year ended December 31, 1996.

                                        PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    The Company was formed in May 1994 to design, develop and market interactive multimedia knowledge solutions to the industrial marketplace. The Company's business strategy is to identify industry standards and practices that affect business productivity and profitability, where the adoption of such standards and practices require enterprise-wide education and training. To address this education and training need, the Company creates products that incorporate digital multimedia elements, such as animation, video, graphics, audio and text, into a rich, interactive learning environment. Also, each of the Company's products contain productivity tools, such as word processors, budget forms and custom tailored project plans, to allow the user to organize, analyze and produce documents using company-specific information. The Company believes the interactivity of its products allows the user to control the learning environment, including the pace, sequence and level of instruction, as well as improve memory retention, compress learning time and reduce costs compared to traditional learning methods.

    The Company considers itself to be a development stage company as its sales and marketing efforts have not yet generated predictable or significant revenues. The Company has a deficit accumulated during the development stage of $9,795,144. To become profitable and to conserve capital, the Company must significantly increase revenues and manage expenses. Future operating results will depend upon many factors, including the rate at which industry adopts interactive multimedia technology for education and training, the level of product and price competition, the Company's success in maturing its direct and indirect sales channels and the ability of the company to manage its expenses in relation to sales.

PRODUCTS

    The Company's product strategy has involved developing pre-packaged products that help companies comply with emerging international management standards and business practices. The Company develops products that are composed of related titles in a series that addresses a specific topic. Each series consists of four or five integrated titles and complimentary single titles, which can be sold individually or as a group. Each individual title generally sells for $995, with discounts being offered for increasing levels of purchase commitments.

    After identifying a business topic suitable for a product, the Company retains subject matter experts to provide a combination of experience, course materials, reference materials, video training, charts, diagrams and software applications. The Company's product development team works closely with the subject matter experts to transform static text and diagrams into a dynamic, interactive learning environment. The objective of the development process is to design and develop an engaging source of information that educates and trains the user. The Company's products also provide digital tools to the user to accomplish specific objectives, such as the creation of documents that provide the foundation of compliance to international management standards.

    The Company has developed four products within the areas of international quality and environmental management standards, which are discussed below in more detail:

    1. ISO 9000 REGISTRATION SERIES. This product is a five title series that guides a company through the entire process of complying with the ISO 9000 quality management standard. This standard, which focuses on the elements of a company's quality system, requires a company to (i) review the efficacy of its business processes and procedures, (ii) document its processes and procedures in a quality manual and (iii) periodically audit its processes and procedures for consistent use. The product became available for sale in August 1995 and generated revenues of $347,844 in 1996.

    2. QS-9000 COMPLIANCE SERIES. This product is a four title series that helps automotive suppliers comply with the QS-9000 Supplier Quality Requirements ("QS-9000") developed by Ford Motor Company, Chrysler Corporation and General Motors Corporation ( the "Big Three"). QS-9000 includes three sections: the ISO 9000 standards with enhancements and clarifications, additional quality requirements common to the Big Three and supplier specific quality requirements unique to each of the Big Three automakers. The product became available for sale in September 1996 and generated revenues of $131,245 for the remainder of the year.

    3. ISO 14000 EMS CONFORMANCE SERIES. This product is a five title series that assists companies with the design, implementation and management of an environmental management system in accordance with the ISO 14000 environmental management system standard. A key requirement of ISO 14000 is the establishment of internal pollution prevention policies. The objective is to require companies to create procedures for managing environmental affairs within their organizations in a clear and consistent manner. The Company released two of the titles to this series in October 1996, with the remaining three titles released in March 1997. The Company generated revenues of $3,788 with the initial two titles in 1996.

    4. POLLUTION PREVENTION. This is a one title product that enables companies to understand the key concepts of pollution prevention, and assists them in the preparation of a strategic plan that focuses on improving business processes and waste reduction. This product also allows users to link, via the World Wide Web, to state, regional, national and international pollution prevention resources. This product became available for sale in November 1996. No revenues were generated by this product in 1996.

    Currently, the Company is in the process of translating its QS-9000 product for distribution in the German marketplace. This translation is being performed by Futuremedia PLC, the Company's distributor in the UK. Completion of the product is expected to occur in the summer of 1997, and once completed, will be distributed by Lasermedia GMBH, Futuremedia's wholly-owned subsidiary in Germany. The Company currently has no plans to translate its products into other languages, although the Company will consider such plans if the appropriate market opportunities arise.

    All of the Company's products are delivered via CD-ROM, and operate on multimedia equipped, Windows-configured PCs. Because the products were developed using standard digital technology, the Company will have the ability to deliver its products over a number of platforms, including the Internet, corporate intranets, cable and satellite transmission. The Company believes its future success will depend, in part, on its ability to adapt its products to these other digital delivery platforms.

    The Company has no immediate plans to develop additional off-the-shelf products. During 1997, the Company's business strategy will include developing customer relationships that result in the delivery of custom multimedia development services. The Company expects that such services will allow the Company to leverage the talent of its development staff. The Company will also begin to focus its attention towards Internet and Intranet delivery of its current products, as well as other Web development opportunities related to its core business strategy. Although these strategies represent a shift from the Company's historical focus of developing off-the-shelf products, the Company believes this change will better position the Company as a complete source for multimedia content development.

PRODUCT MARKETS

    The adoption of international quality and environmental management standards has primarily occurred in manufacturing related companies, encompassing small job shops to Fortune 500 multinational companies. According to the January 1997 issue of QUALITY SYSTEMS UPDATE, which is published by McGraw-Hill, 15,475 North American locations were registered to ISO 9000 by the end of 1996. In the United States, 11,738 locations were registered to ISO 9000 by the end of 1996, a 38% increase over 1995.

    For the QS-9000 market, certain representatives of the Big Three have mandated their tier 1 suppliers to comply with this quality requirement. Chrysler Corporation has mandated their suppliers to comply with QS-9000 by July 31, 1997, and General Motors Corporation has mandated compliance to QS-9000 by December 31, 1997. In total, the mandate is estimated to affect approximately 13,000 tier 1 suppliers. It is widely believed by experts in the automotive industry that QS-9000 may be adopted by companies who supply to the tier 1 suppliers, either voluntarily or as a result of a mandate by tier 1 suppliers. If this occurs, it may represent a potential market for the Company's QS-9000 product of approximately 80,000 companies. The Company is also marketing its QS-9000 product in foreign markets, such as Europe and Asia, which represents a major share of the worldwide auto market.

    The ISO 14000 standard was first published in September 1996. The Company believes that ISO 14000 may appeal to a number of industries, including manufacturing, pharmaceuticals, petro-chemicals, forestry products, agriculture and service businesses, which may result in a potentially large market for the Company's ISO 14000 product. In addition, the Company believes that European and Asian industries may be potential markets for the Company's ISO 14000 product, although such markets may require that the ISO 14000 product be translated into local languages.

    The market for the Company's POLLUTION PREVENTION product will be similar to that of the Company's ISO 14000 product. Although compliance to ISO 14000 is voluntary, the Pollution Prevention Act of 1990 established federal legislation that requires companies to incorporate pollution prevention planning into their business. In addition, 44 U.S. states have augmented the federal legislation by incorporating their own regulations governing pollution prevention.

    The Company's future sales success will depend upon the rate at which the industrial marketplace adopts these international standards. In addition, the industrial marketplace has not widely adopted the use of interactive multimedia for education and training purposes, and many of the Company's potential customers do not own or have access to multimedia equipment compatible with the Company's products. In the event that adoption of international management standards and interactive multimedia training do not become widespread, the number of potential customers for the Company will be limited. Refer to the section "Competition" for a discussion on the Company's competitive pressures.

SALES AND MARKETING

    The Company spent 1996 hiring and developing its direct sales force and developing strategic alliances with indirect channel partners. As further discussed below, the Company uses several channels of marketing and distribution, including direct sales, telesales, independent sales agents, channel resellers, international distributors and market promoters.

         DIRECT SALES. The direct sales group focuses its selling efforts on Fortune 2000 companies, representing multi-site, multi-unit sales opportunities. Sales cycles for this channel generally range from six to twelve months. Currently, the Company has a direct sales office in Minneapolis, MN, Cincinnati, OH, Philadelphia, PA, Indianapolis, IN, Atlanta, GA and Los Angeles, CA. The Company believes the number of direct sales people is adequate at this stage of its sales development.

         TELESALES. The telesales group, which is located at the Company's headquarters, focuses its selling efforts on small to medium-sized companies. The telesales group also qualifies sales inquiries and refers large prospects to the direct sales group.

         INDEPENDENT SALES AGENTS. The Company's independent sales agent program is primarily comprised of small to medium-sized companies that specialize in selling multimedia training or technology business solutions, or have demonstrated competencies in the area of international management standards.

         CHANNEL RESELLERS. Channel resellers warehouse, market and distribute the Company's products. Currently, the Company has an agreement with the American Society for Quality Control (ASQC) to warehouse, market and distribute its ISO 9000 and QS-9000 products. ASQC is the largest US organization that sells quality-related materials and holds a joint copyright to the US version of the ISO 9000 standard. Through its Automotive Division, ASQC has been involved with the QS-9000 quality requirement since its inception in 1988. The Company is actively seeking formal relationships with other channel resellers.

         INTERNATIONAL DISTRIBUTORS. Currently, the Company is primarily focusing its international sales efforts on the European market. During 1996, the Company executed exclusive distribution agreements with Futuremedia PLC to market and distribute the Company's ISO 9000, QS-9000 and ISO 14000 products in the UK, and the Company's QS-9000 product in Germany through its wholly-owned subsidiary, Lasermedia Gmbh. The Company is currently developing relationships with other foreign distributors.

         MARKETING PARTNERS. The Company has developed relationships with certain organizations to act as promoters of the Company's products. During 1996, the Company executed agreements with the American National Standards Institute (ANSI) and the Global Environment & Technology Foundation (GETF) to market and promote the Company's ISO 14000 product. ANSI, a non-profit organization, coordinates the US voluntary standard system and is the official US representative to the International Organization for Standardization (ISO). GETF, a non-profit corporation, promotes the development and use of technology to achieve environmentally sustainable development. ANSI and GETF have agreed to allow the Company to reflect their respective business logos on the ISO 14000 product packaging.

    For 1996, direct sales, telesales, independent sales agents, resellers and international distributors accounted for 52%, 21%, 5%, 12% and 10% of revenues, respectively.

COMPETITION

    The market for resources that prepare companies for compliance to international management standards, such as ISO 9000, QS-9000 and ISO 14000, is highly fragmented. No single company has a dominant market share, and the Company generally competes with a variety of competitors, depending on factors such as the size of the customer, specific business requirements, geographic location and the level of anticipated investment by the customer.

    The international standards market has traditionally been served by consultants, instructor-led training and companies which market publications such as books, manuals and tapes. Companies providing consulting services on ISO 9000, QS-9000 and ISO 14000, such as Andersen Consulting, Ernst & Young and Grant Thornton, enjoy a high level of customer loyalty as it relates to the implementation of enterprise-wide business practices. The Company has encountered many sales situations in which a company chose to use a consultant versus the Company's technology solution. The Company can offer no assurance that it will be ultimately successful in competing with such consultants.

    In addition to competition from consultants, the Company also competes with providers of similar technology solutions for compliance to ISO 9000, QS-9000 and ISO 14000, such as Powerway, Inc. and SystemCorp. Both companies have developed and are selling technology-based solutions that assist companies with their standard compliance efforts. Because these companies are privately held, information is unavailable regarding the level of sales success these competitors may be experiencing. Although the Company believes its products permit greater interactivity between the user and the program, and include more training and education on the requirements of complying with ISO 9000, QS-9000 and ISO 14000, there can be no assurance the Company's products will achieve a greater level of market acceptance than these competing technology solutions.

INTELLECTUAL PROPERTY RIGHTS

    The Company regards its multimedia products as proprietary and relies primarily on a combination of statutory and common law copyright, trademark and trade secret laws, customer licensing agreements, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights.

    The Company's products are licensed to end-users under a perpetual, non-transferable, non-exclusive license. The Company relies primarily on a "shrink-wrap" license for protection, which is included inside the product packaging. Such a license sets forth the terms and conditions under which the customer may use the product and binds the purchaser upon purchase and use of the product. The Company does not require its shrink wrap licenses to be signed by the licensee and therefore may be unenforceable under the laws of certain jurisdictions.

    The Company has made applications for registration of certain trademarks in the United States and other parts of the world where its products are actively marketed. Currently, the Company has received registration for the mark "Reality Interactive (and Logo Design)" in the United States, Switzerland, Benelux, France and Germany. Also, the Company has received registration for the mark "Real Tools for Accelerated Learning" in the United States.

RESEARCH AND DEVELOPMENT

    The Company spent most of 1996 developing its QS-9000, ISO 14000 and Pollution Prevention products. The Company's research and development expenditures are primarily comprised of direct employee costs. The Company also incurs outside product development costs related to subject matter content expertise, video and audio production and specialized computer programs.

    For 1996, 1995 and 1994, the Company incurred expenditures of $2,355,922, $939,487 and $200,366, respectively, developing its ISO 9000, QS-9000, ISO 14000 and Pollution Prevention products.

EMPLOYEES

    As of March 15, 1997, the Company had 36 full-time employees, 1 part-time employee and 3 independent contractors, including 11 in sales and marketing, 4 in administration and finance and 25 in research and development. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes its employee relations are good.


ITEM 2.  DESCRIPTION OF PROPERTY

    The Company's executive office is located in Eden Prairie, Minnesota, where it leases approximately 21,000 square feet under a sublease that expires in May 1999. Under the sublease, the Company is obligated to pay an annual rent of approximately $318,900, with yearly increases in rent limited to its share of any yearly increases in building operating expenses. There are no leases associated with the Company's direct sales offices.

    The Company considers its leased real property adequate for its current and foreseeable future, and in the opinion of management, is adequately covered by insurance.


ITEM 3.  LEGAL PROCEEDINGS

    NONE


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    NONE

                                       PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's common stock has been quoted on the NASDAQ Small Cap Market since its initial public offering on April 10, 1996. The following table sets forth the high and low prices of the Company's common stock for the last three fiscal quarters as reported by the NASDAQ Small Cap Market.

                           YEAR ENDED DECEMBER 31, 1996

                        QUARTER              HIGH      LOW
                         -------              ----      ---

                        Second *            $6 1/8    $3 3/4

                        Third               $4 1/8    $2

                        Fourth              $2 1/8    $1

      * Prices shown are subsequent to April 10, 1996, the effective date of the Company's initial public offering.

    As of March 24, 1997, the Company had approximately 110 shareholders of record of the Company's common stock. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

    The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the years ended December 31, 1996 and 1995.

RESULTS OF OPERATIONS

    REVENUES. Revenues were $484,127 for 1996, compared to revenues of $54,106 for 1995. The revenue increase was due primarily to increasing sales of the Company's initial product, the ISO 9000 REGISTRATION SERIES, which generated revenues of $347,844 during 1996. The ISO 9000 REGISTRATION SERIES was released as a complete series in August 1995 and accounted for all of the Company's 1995 revenues.

    The Company also generated approximately 27%, or $131,245 of its 1996 revenues from its second product, the QS-9000 COMPLIANCE SERIES, a four title interactive multimedia product that was released in August 1996.

    The revenue results from 1996 were less than the Company's original expectations as a result of unexpected challenges associated with developing a direct sales force and longer than expected sales cycles in corporate multi-site enterprises.

    COST OF REVENUES. Cost of revenues were $107,008 for 1996, compared to $33,464 for 1995. The increase in cost of revenues was primarily due to royalties paid to business partners as a result of an increasing level of sales. Royalties were paid to the American Society for Quality Control ("ASQC"), a sales channel for the Company's ISO 9000 REGISTRATION SERIES and QS-9000 COMPLIANCE SERIES, Process Management International,
the Company's subject matter expert for its ISO 9000 REGISTRATION SERIES and the Global Environment and Technology Foundation, a marketing partner for the
Company's ISO 14000 EMS CONFORMANCE SERIES.   Cost of revenues also includes the
cost of media duplication and packaging materials.

    OPERATING EXPENSES. The Company's operating expenses for 1996 were $6,416,398, a 243% increase over operating expenses of $2,642,059 for 1995. This increase in operating expenses between 1996 and 1995 was due primarily to the following:

    (a) Sales and marketing expenses were $2,531,058 for 1996, compared to $808,825 for 1995, a 313% increase. This increase between periods was due primarily to the addition of new direct sales, telesales and marketing positions and the expansion of direct marketing programs related to an increase in the Company's product offerings in 1996. The Company expects its sales and marketing expenses will decrease in 1997 compared to 1996 as a result of fewer direct sales personnel and marketing programs.

    (b) Research and development expenses were $2,355,922 for 1996, compared to $939,487 for 1995, a 251% increase. This increase was attributed to the development of three new products in 1996, the QS-9000 COMPLIANCE SERIES, a four title CD-ROM product dealing with automotive quality standards, the ISO 14000 EMS CONFORMANCE SERIES, a five title CD-ROM product dealing with environmental management standards and POLLUTION PREVENTION, a one-title product dealing with the key concepts of developing a pollution prevention program. The Company completed development of the QS-9000 COMPLIANCE SERIES in August 1996, POLLUTION PREVENTION in November 1996 and two titles of the ISO 14000 CONFORMANCE SERIES in November 1996. The remaining three titles of the ISO 14000 product were released in March 1997. Prior to 1996, the Company's development expenses primarily related to the ISO 9000 REGISTRATION SERIES, the Company's first product. The Company expects its research and development expenses to decrease in 1997 compared to 1996, as the Company shifts its attention away from the development of off-the-shelf products to a model that focuses attention on the delivery of custom and funded development services.

    (c) General and administrative expenses were $1,529,418 for 1996, compared to $893,747 for 1995, a 171% increase. This increase was due primarily to increased travel, office rent, depreciation expense, operating leases and professional fees. The Company expects that its general and administrative expenses for 1997 will remain consistent with 1996.

    OTHER INCOME (EXPENSE). The Company's net other expense was $92,223 for 1996, compared to net other expense of $149,979 for 1995. For 1996, net other expense primarily consists of expenses associated with the Company's January 1996 bridge note financing, including $282,846 of interest expense and $113,486 related to the amortization of offering costs. During 1996, the Company also realized interest income of $304,109 from the investment of proceeds from its bridge note financing and its April 1996 initial public offering ("IPO"). Net other expense for 1995 primarily consists of interest expense related to prior debt financings.

    NET LOSS. Net loss, after deducting extraordinary losses of $219,470 from the early retirement of debt, was $6,350,972 for 1996, compared to a net loss of $2,771,396 for 1995. The Company expects to continue to experience losses at least through 1997 as its projected revenues will continue to fall below its base operating expenses for most of 1997.


LIQUIDITY AND CAPITAL RESOURCES
    The Company's cash and cash equivalents, and short-term investments were $5,253,440 as of December 31, 1996, compared to $118,916 as of December 31, 1995. The increase in cash, cash equivalents and short-term investments was primarily attributed to the Company's IPO in April 1996. Also contributing to the increase was lease financing of approximately $266,157 obtained in a sale-leaseback of computer equipment in

May 1996. The decrease in cash and cash equivalents, and short-term investments subsequent to the Company's IPO was due primarily to the net loss from operations and repayment of Bridge Notes. See the Company's audited financial statements contained herein for further information on financing transactions.

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


ITEM 7.  FINANCIAL STATEMENTS


                            INDEX TO FINANCIAL STATEMENTS

                                                               Page
                                                                ----

         Report of Independent Accountants..................... F-2

         Balance Sheet......................................... F-3

         Statement of Operations............................... F-4

         Statement of Stockholders' Equity..................... F-5

         Statement of Cash Flows............................... F-6 to F-7

         Notes to Financial Statements......................... F-8 to F-14


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                       PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    The information under the captions "Election of Directors", "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934", are contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1996, and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

    The information contained under the caption "Executive Compensation" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information contained under the caption "Principal Shareholders" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1996 is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Index of Exhibits

    Exhibit
    Number    Description
     ------    -------------------------------------------
    3.1(1)    Articles of Incorporation of the Company
    3.2(1)    Amended and Restated Articles of Incorporation of the Company
    3.3(1)    Bylaws of the Company
    3.4(1)    Amended Bylaws of the Company
    4.1(1)    Specimen form of the Company's Common Stock Certificate
    4.2(1)    Warrant Agreement (including Form of Redeemable Warrant)
    4.3(1)    Form of Bridge Loan Agreement, Dated January 19, 1996, between the Company and various investors (including for of Bridge Note and Bridge Warrant)
    4.4(1)    Canceled Promissory Note in favor of Brightstone Fund VI in the amount of $200,000
    4.5(1)    Canceled Promissory Note in favor of Wyncrest Capital, Inc. in the amount of $120,000
    4.6(1)    Warrant in favor of Brightstone Fund VI for 43,109 shares

    Exhibit
    Number    Description
     ------    -------------------------------------------
    4.7(1)    Warrant in favor of Wyncrest Capital, Inc. for 25,188 shares
    10.1(1)   ISO 9000 Content Agreement between Reality Interactive, Inc. and
              Process Management International, dated August 4, 1994
    10.2(1)   Joint Marketing and Distribution Agreement between Reality
              Interactive, Inc. and American Society for Quality Control, Inc., dated May 10, 1995
    10.3(1)   Agreement for Consulting Services between Reality Interactive,
              Inc. and Steven W. McClernon, dated January 15, 1996
    10.4(1)   Sublease Agreement between Reality Interactive, Inc. and Collopy
              Saunders Real Estate, Inc., dated December 15, 1994
    10.5(1)   Subject Matter Expert Agreement between Reality Interactive, Inc.
              and The Third Generation, Inc., dated January 6, 1996
    10.6(1)   Subject Matter Expert Agreement between Reality Interactive, Inc.
              and WRITAR, dated February 1, 1996
    10.7(1)   Reality Systems, Inc. 1994 Stock Incentive Plan, as amended
              (including for of Stock Option Agreement)
    10.8(1)   Form of Non-Statutory Directors' Option Agreement (issued to certain non-employee directors or affiliates of non-employee directors in 1994 and 1995)
    10.9(1)   Reality Interactive, Inc. 1996 Directors Stock Option Plan
              (including form of Directors Stock Option Agreement)
    10.10(1)  Form of Shrink-Wrap License Agreement
    10.11(1)  Form of Enterprise License Agreement
    10.12(1)  Form of Volume Discount Agreement
    10.13(1)  ISO 9000/QS-9000 Addendum, dated March 13, 1996, between the
              Company and Process Management Institute, Inc., amending the agreement dated August 4, 1994
    10.14(1)  Form of Lock-Up Agreement
    10.15(1)  Independent Software Vendor Agreement between the Company and
              Hewlett Packard
    10.16(1)  Master Equipment Lease Agreement, dated June 15, 1995, and
              Amendment No. 1 to Master Equipment Lease Agreement, dated July
              1995, each between the Company and Carlton Financial Corporation
    10.17(1)  Lease Agreement, dated January 30, 1996, between the Company and
              Lease Finance Group, Inc.
    10.18(1)  Irrevocable Letters of Credit, dated June 20, 1995 and August 1,
              1995, from BankWindsor in favor of Carlton Financial Corp. and Irrevocable Letter of Credit, dated December 27, 1995, in favor of Lease Finance Group, Inc.
    10.19(2)  First Amendment to Joint Marketing and Distribution Agreement
              between Reality Interactive, Inc. and American Society for
              Quality Control, Inc., dated May 1, 1996
    10.20(2)  Joint Marketing and Distribution Agreement between Reality
              Interactive, Inc. and American Society for Quality Control, Inc., dated May 17, 1996
    10.21(3)  Equipment Lease between Reality Interactive, Inc. and Dexxon
              Capital Corporation Dated June 3, 1996
    10.22(4)  Copyright License Agreement between Reality Interactive, Inc. and the American National Standards Institute dated August 30, 1996, including Modifying Agreement
    10.23(4)  ISO 14000 Marketing and Promotion Agreement between Reality
              Interactive, Inc. and the American National Standards Institute dated September 20, 1996
    10.24(4)  ISO 14000 Marketing and Promotion Agreement between Reality
              Interactive, Inc. and the Global Environment and Technology
              Foundation dated September 6, 1996
    10.25(4)  Distribution Agreement between Reality Interactive, Inc. and
              Futuremedia PLC dated July 12, 1996
    10.26     Sublease Agreement between Reality Interactive, Inc. and IVI
              Publishing, Inc., dated September 17, 1996

    Exhibit
    Number    Description
     ------    -------------------------------------------
    10.27+    Distribution Agreement between Reality Interactive, Inc. and
              Lasermedia (Deutschland) GMBH, dated October 9, 1996
    10.28     Amendment No. 2, dated December 9, 1996, to Master Equipment
              Lease Agreement, dated July 1995, each between the Reality
              Interactive, Inc. and Carlton Financial Corporation
    10.29     Irrevocable Letter of Credit, dated December 9, 1996, from
              BankWindsor in favor of Carlton Financial Corp.
     23.1     Consent of Price Waterhouse LLP
     27.1     Financial Data Schedules
     99.1     Cautionary Statement

    (1) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 0-27862), as filed with the Securities and Exchange Commission on April 9, 1996.

    (2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.

    (3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996.

    (4) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1996.

    + Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.


(b) Reports on Form 8-K

    No reports on Form 8-K were filed for the quarter ended December 31, 1996.

                                      SIGNATURES


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REALITY INTERACTIVE, INC.


Dated:  March 28, 1997                 By /S/  Wesley W. Winnekins
                                          -----------------------------------
                                               Wesley W. Winnekins
                                               Chief Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                         Title                          Date
         ----                         -----                          ----

/S/  Paul J. Wendorff        Chairman, Chief Executive
---------------------        Officer, President and Director
Paul J. Wendorff             (Principal Executive Officer)       March 28, 1997

/S/  Wesley W. Winnekins     Chief Financial Officer and
------------------------     Secretary (Principal Financial
Wesley W. Winnekins          and Accounting Officer)             March 28, 1997

/S/  Ronald E. Eibensteiner  Director                            March 28, 1997
---------------------------
Ronald E. Eibensteiner

/S/  James A. Bernards       Director                            March 28, 1997
----------------------
James A. Bernards

                                    EXHIBIT INDEX

Exhibit
  No.    Description                                                  Page No.
-------   ------------------------------------------------------------- --------
 10.26   Sublease Agreement between Reality Interactive, Inc. and IVI
         Publishing, Inc., dated September 17, 1996...................    17

 10.27+  Distribution Agreement between Reality Interactive, Inc. and
         Lasermedia (Deutschland) GMBH, dated October 9, 1996.........    26

 10.28   Amendment No. 2, dated December 9, 1996, to Master Equipment
          Lease Agreement, dated July 1995, each between Reality
          Interactive, Inc. and Carlton Financial Corporation..........   49

 10.29   Irrevocable Letter of Credit, dated December 9, 1996, from
         BankWindsor in favor of Carlton Financial Corp...............    54

 23.1    Consent of Price Waterhouse LLP..............................    57

 27.1    Financial Data Schedules.....................................    58

 99.1    Cautionary Statement.........................................    59

+ Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, confidential portions of this Exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.