Form 10QSB
period 1997-03-31
REALITY INTERACTIVE INC
filed 1997-05-14
CIK 1006655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997


                        Commission file number:  0-27862


                            REALITY INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)


                MINNESOTA                               41-1781991
     ---------------------------------      -----------------------------------
     State or other jurisdiction of         I.R.S. Employer Identification No.
     incorporation of organization

                SUITE 400
       7500 FLYING CLOUD DRIVE
     EDEN PRAIRIE, MINNESOTA 55344                    (612) 996-6777
     ---------------------------------      -----------------------------------
  Address of principal executive offices       Registrant's telephone number


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.                    / X /  Yes              /  /   No


At April 30, 1997, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.

        Transitional Small Business Issuer Format    /   /  Yes   / X /  No

                                FORM 10-QSB INDEX


PART I  -  FINANCIAL INFORMATION
--------------------------------

Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations . . . . . . . . . . . . . . . . . . . . .7


PART II -  OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . .9

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10

EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


                       SAFE HARBOR STATEMENT UNDER THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in growth of a development stage company; limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; inability to retain subject matter experts; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1997.

                        PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                           REALITY INTERACTIVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET

                                                                            March 31,    December 31,
                                                                              1997           1996
                                                                         -------------  -------------
                                                                          (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .   $    311,227  $   508,728
  Short-term investments . . . . . . . . . . . . . . . . . . . . . . .      3,815,905    4,744,712
  Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . . .        148,117       97,396
  Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        179,545      134,853
  Prepaid expenses and other current assets. . . . . . . . . . . . . .         35,175       62,835
                                                                         ------------  -----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . .      4,489,969    5,548,524
                                                                         ------------  -----------
Fixed assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . .        192,156      191,936
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . .        116,800      116,800
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         20,250       28,481
                                                                         ------------  -----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $  4,819,175  $ 5,885,741
                                                                         ------------  -----------
                                                                         ------------  -----------

LIABILITIES, MANDATORILY REDEEMABLE PREFERRED
STOCK AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . $    117,220  $   116,388
  Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      143,606      118,686
  Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .        5,169       12,345
                                                                         ------------  -----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . .      265,995      247,419
Long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .            0            0
                                                                         ------------  -----------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      265,995      247,419
                                                                         ------------  -----------
Stockholders' equity:
  Common stock, $.01 par value, 20,000,000 shares authorized;
   4,677,407 shares outstanding  . . . . . . . . . . . . . . . . . . . .       46,774       46,774
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .   15,386,692   15,386,692
  Accumulated deficit during the development stage . . . . . . . . . . .  (10,880,286)  (9,795,144)
                                                                         ------------  -----------
    Total stockholders' equity . . . . . . . . . . . . . . . . . . . . .    4,553,180    5,638,322
                                                                         ------------  -----------
    Total liabilities, mandatorily redeemable preferred
     stock and stockholders' equity  . . . . . . . . . . . . . . . . . . $  4,819,175  $ 5,885,741
                                                                         ------------  -----------
                                                                         ------------  -----------

               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three months ended
                                                                      March 31,
                                                            ---------------------------
                                                                1997           1996
                                                            -----------     -----------
Revenues . . . . . . . . . . . . . . . . . . . . . . . .    $   148,346     $   122,809
Cost of revenues . . . . . . . . . . . . . . . . . . . .         37,934          23,852
                                                            -----------     -----------
Gross profit . . . . . . . . . . . . . . . . . . . . . .        110,412          98,957
                                                            -----------     -----------
Operating expenses:
    Sales and marketing. . . . . . . . . . . . . . . . .        405,963         432,320
    Research and development . . . . . . . . . . . . . .        396,281         346,337
    General and administrative.. . . . . . . . . . . . .        454,139         278,113
                                                            -----------     -----------
        Total operating expenses . . . . . . . . . . . .      1,256,383       1,056,770
                                                            -----------     -----------
Operating loss . . . . . . . . . . . . . . . . . . . . .     (1,145,971)       (957,813)
                                                            -----------     -----------
Other income (expense):
    Interest income (expense), net . . . . . . . . . . .         60,829        (172,356)
    Debt offering costs. . . . . . . . . . . . . . . . .              0         (74,741)
                                                            -----------     -----------
        Total other income (expense) . . . . . . . . . .         60,829        (247,097)
                                                            -----------     -----------
        Net loss . . . . . . . . . . . . . . . . . . . .    $(1,085,142)    $(1,204,910)
                                                            -----------     -----------
                                                            -----------     -----------
Net loss per common and common equivalent share. . . . .    $     (0.23)    $     (0.73)
                                                            -----------     -----------
                                                            -----------     -----------
Weighted average common and common equivalent shares . .      4,677,407       1,643,611
                                                            -----------     -----------
                                                            -----------     -----------


                See accompanying notes to the financial statements.

                           REALITY INTERACTIVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three months ended
                                                                                    March 31,
                                                                          -----------------------------
                                                                               1997           1996
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(1,085,142)     $(1,204,910)
  Reconciliation of net loss to net cash used by operating
   activities:
     Depreciation and amortization . . . . . . . . . . . . . . . . . . .        22,500           30,000
     Noncash interest expense related to warrants. . . . . . . . . . . .             0          124,702
  Changes in assets and liabilities:
     Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . .       (50,721)         (63,106)
     Inventory . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (44,692)          (6,831)
     Prepaid expenses and other current assets . . . . . . . . . . . . .        27,660         (212,279)
     Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .           833           54,452
     Accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . .        24,920           20,792
     Other current liabilities . . . . . . . . . . . . . . . .                  (7,176)          (1,751)
                                                                          ------------     ------------
        Net cash used by operating activities. . . . . . . . . . . . . .    (1,111,818)      (1,258,931)
                                                                          ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets, net of retirements.. . . . . . . . . . . . .       (22,721)        (193,651)
  Purchase of other assets . . . . . . . . . . . . . . . . . . . . . . .             0           (2,665)
  Purchases of short-term investments. . . . . . . . . . . . . . . . . .       (71,193)               0
  Sale of short-term investments . . . . . . . . . . . . . . . . . . . .     1,000,000                0
  Sale of other assets . . . . . . . . . . . . . . . . . . . . . . . . .         8,231                0
                                                                          ------------     ------------
        Net cash used by investing activities. . . . . . . . . . . . . .       914,317         (196,316)
                                                                          ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of capital lease obligation . . . . . . . . . . . . . . . .             0           (4,926)
  Proceeds from convertible note payable . . . . . . . . . . . . . . . .             0        2,800,000
  Repayment of notes payable . . . . . . . . . . . . . . . . . . . . . .             0         (201,002)
                                                                          ------------     ------------
        Net cash provided by financing activities. . . . . . . . . . . .             0        2,594,072
                                                                          ------------     ------------
Net cash provided (used) during period . . . . . . . . . . . . . . . . .      (197,501)       1,138,825

CASH AND CASH EQUIVALENTS:
  Beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . .       508,728          118,916
                                                                          ------------     ------------
  End of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   311,227      $ 1,257,741
                                                                          ------------     ------------
                                                                          ------------     ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest . . . . . . . . . . . . . . . . . . . . . . . .   $         0          $57,672
                                                                          ------------     ------------
                                                                          ------------     ------------

               See accompanying notes to the financial statements.



                            REALITY INTERACTIVE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

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

     The Company considers itself to be a development stage company as its sales and marketing efforts have not yet generated predictable or significant revenues. The Company has a deficit accumulated during the development stage of $10,880,286. To become profitable and to conserve capital, the Company must significantly increase revenues and manage expenses. Future operating results will depend upon many factors, including the rate at which industry adopts interactive multimedia technology for education and training, the level of product and price competition, the Company's success in maturing its direct and indirect sales channels and the ability of the company to manage its expenses in relation to sales.

Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying interim financial statements, and the reported amounts of revenue and expenses during the reporting period. In the opinion of management, the interim financial statements include adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1997.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted. The statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December
31, 1996.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION


     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the first quarter ended March 31, 1997 and 1996.

RESULTS OF OPERATIONS

     REVENUES. Revenues were $148,346 for the first quarter of 1997, a 21% increase from revenues of $122,809 for the first quarter of 1996. The revenue increase was due primarily to sales of the Company's QS-9000
COMPLIANCE SERIES and ISO 14000 EMS CONFORMANCE SERIES, which were released in August 1996 and February 1997, respectively. Sales of the Company's first product, the ISO 9000 REGISTRATION SERIES, decreased 46% between the first quarter of 1997 and 1996. The ISO 9000 REGISTRATION SERIES accounted for all of the Company's revenue for the first quarter of 1996.

     COST OF REVENUES. Cost of revenues were $37,934 for the first quarter of 1997, compared to $23,852 for the first quarter of 1996. The increase in cost of revenues was primarily due to royalties paid on an increasing level of sales, as well as a minimum quarterly royalty paid to a partner to market the Company's ISO 14000 EMS CONFORMANCE SERIES. Cost of revenues also includes the cost of media duplication and packaging materials.

     OPERATING EXPENSES. The Company's operating expenses for the first quarter of 1997 were $1,256,383, a 19% increase from operating expenses of $1,056,770 in the first quarter of 1996. This increase in operating expenses between the first quarter of 1997 and 1996 was due primarily to the following:

(a) Sales and marketing expenses were $405,963 for the first quarter of 1997 compared to $432,320 for the first quarter of 1996, a 6% decrease. This decrease was due primarily to fewer direct marketing programs. The Company expects its sales and marketing expenses will continue to decrease in 1997 compared to 1996 as a result of fewer direct sales personnel and marketing programs.

(b) Research and development expenses were $396,281 for the first quarter of 1997 compared to $346,337 for the first quarter of 1996, a 14% increase.
     This increase was primarily attributed to the February 1997 completion of the Company's ISO 14000 EMS CONFORMANCE SERIES, a project that was started in August 1995. The Company's multimedia development experience has shown that expenses increase toward the end of a project as video, audio and authoring activities increase to finish a project.

     The Company expects that development expenses for its second quarter ended
     June 30, 1997 will substantially increase over development expenses for the first quarter as it completes the translation of the QS-9000 COMPLIANCE
     SERIES into the German language. Thereafter, the Company expects that development expenses will decrease as the Company shifts its focus away from the development of off-the-shelf multimedia products.

     During the remainder of 1997, the Company's business strategy will include developing customer relationships that result in the delivery of custom multimedia development services. The Company expects that such services will allow the Company to leverage the talent of its development staff.
     The Company will also begin to focus its attention towards Internet and Intranet delivery of its current products, as well as other Web development opportunities related to its core business strategy. Although these strategies represent a shift from the Company's historical focus of developing off-the-shelf CD-ROM products, the Company believes this change will better position the Company to become a complete source for multimedia content development.

(c) General and administrative expenses were $454,139 for the first quarter of 1997 compared to $278,113 for the first quarter of 1996, a 63% increase.
     This increase was due primarily to increased travel, office rent, depreciation expense, operating leases and professional fees. The Company expects that its general and administrative expenses for the remainder of 1997 will remain consistent with first quarter 1997 levels.

     OTHER INCOME (EXPENSE). The Company's net other income was $60,829 for the first quarter of 1997, compared to net other expense of $247,097 for the first quarter of 1996. For 1997, net other income consists of interest the Company earned on its short-term investments. For 1996, net other expense primarily consists of expenses associated with the Company's January 1996 bridge note financing, including interest expense and amortization of offering costs, as well as interest earned from the investment of proceeds from its bridge note financing.

     NET LOSS. Net loss was $1,085,142 for the first quarter of 1997, compared to a net loss of $1,204,910 for the first quarter of 1996. The
Company expects to continue to incur losses for the foreseeable future as it continues to develop the market for its off-the-shelf products and custom multimedia development services.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments were $4,127,132 as of March 31, 1997, compared to $5,253,440 as of December 31,
1996. This decrease in cash, cash equivalents and short-term investments was due primarily to the net loss from operations for the quarter.

     Although the Company anticipates that it will experience operating losses and negative cash flow from operations at least through 1997, the Company has developed plans to decrease its expenditures as a measure to conserve capital. Based on these plans, the Company believes that its current cash balances will be sufficient to meet its working capital and capital expenditure needs at least through the middle of 1998. Thereafter, the Company may need to raise additional funds to finance its operations. In addition, to the extent the Company's revenues do not meet management's expectations, or the Company's growth exceeds management's expectations, the Company may require additional financing prior to the end of 1997. In such an event, there can be no assurance that debt or equity financing would be available on favorable terms or at all.



                         PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               --------

EXHIBIT NO.    DESCRIPTION


   + 10.1      Master Distribution Agreement between Reality Interactive, Inc.
               and Interactive Media Communications, dated February 24, 1997

     10.2      Multinational Copyright Exploitation Agreement between Reality
               Interactive, Inc. and the International Organization for
               Standardization, dated February 17, 1997

     10.3      Multinational Copyright Exploitation Agreement between Reality
               Interactive, Inc. and the International Organization for
               Standardization, dated February 17, 1997

     27.1      Financial Data Schedules

     99.1      Cautionary Statement

+ Pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, confidential portions of Exhibit 10.1 have been deleted and filed seperately with the Securities and Exchange Commission pursuant to a request for confidential treatment.


          (b)  Reports on Form 8-K
               -------------------

               No reports on Form 8-K were filed during the quarter ended
               March 31, 1997



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALITY INTERACTIVE, INC.


Dated: May 15, 1997                     By   /s/  Paul J. Wendorff
                                          -----------------------------
                                                Paul J. Wendorff
                                           Its Chief Executive Officer

Dated: May 15, 1997                     By   /s/  Wesley W. Winnekins
                                          -----------------------------
                                              Wesley W. Winnekins
                                           Its Chief Financial Officer




                                 EXHIBIT INDEX

Exhibit
  No.          Description                                                                         Page No.
--------       --------------------------------------------------------------------------------    --------
+ 10.1         Master Distribution Agreement between Reality Interactive, Inc. and Interactive
               Media Communications, dated February 24, 1997 . . . . . . . . . . . . . . . . .        12

 10.2          Multinational Copyright Exploitation Agreement between Reality Interactive, Inc.
               and the International Organization for Standardization,
               dated February 17, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21

 10.3          Multinational Copyright Exploitation Agreement between Reality Interactive, Inc.
               and the International Organization for Standardization, dated
               February 17, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        27

 27.1          Financial Data Schedules. . . . . . . . . . . . . . . . . . . . . . . . . . . .        33

 99.1          Cautionary Statement. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        34


+       Pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, confidential portions of Exhibit 10.1 have been deleted and filed seperately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
