Form 10QSB
period 1997-06-30
REALITY INTERACTIVE INC
filed 1997-08-13
CIK 1006655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997


                          Commission file number:  0-27862


                           REALITY INTERACTIVE, INC.
            (Exact name of registrant as specified in its charter)


                    MINNESOTA                            41-1781991
                  ------------                         --------------
         State or other jurisdiction of      I.R.S. Employer Identification No.
         incorporation of organization

                   SUITE 400
           7500 FLYING CLOUD DRIVE
         EDEN PRAIRIE, MINNESOTA 55344                 (612) 996-6777
         ------------------------------                ---------------
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


                                     /X/ Yes              / / No

     At July 31, 1997, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.


     Transitional Small Business Issuer Format     / / Yes      /X/ No

                                FORM 10-QSB INDEX


PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements ............................................... 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations .....................................    7


PART II -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................... 9

SIGNATURES ................................................................. 10

EXHIBIT INDEX .............................................................. 11


                        SAFE HARBOR STATEMENT UNDER THE
               PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in growth of a development stage company; limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; inability to retain subject matter experts; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            REALITY INTERACTIVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET

                                        June 30,          December 31,
                                          1997                1996
                                       ---------       -----------------
ASSETS                                (Unaudited)

Current assets:
    Cash and cash equivalents.......  $  203,046          $  508,728
    Short-term investments..........   2,864,196           4,744,712
    Accounts receivable.............     150,017              97,396
    Inventory.......................     169,515             134,853
    Prepaid expenses and other
       current assets...............      62,330              62,835
                                      -----------         -----------
        Total current assets........   3,449,104           5,548,524
                                      -----------         -----------
Fixed assets, net...................     172,925             191,936
Restricted cash.....................     116,800             116,800
Other assets........................      20,250              28,481
                                     -----------          -----------
        Total assets................  $3,759,079          $5,885,741
                                     -----------          -----------
                                     -----------          -----------


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable................  $    65,360         $   116,388
    Accrued liabilities.............      244,011             118,686
    Other current liabilities.......       61,512              12,345
                                       -----------         -----------
        Total current liabilities...      370,883             247,419
Long-term liabilities...............            0                   0
                                       -----------         -----------
        Total liabilities...........      370,883             247,419
                                       -----------         -----------

Stockholders' equity:
    Common stock, $.01 par value,
       25,000,000 shares authorized;
         4,677,407 shares
           outstanding..............       46,774              46,774
    Additional paid-in capital......   15,386,692          15,386,692
    Accumulated deficit during
       the development stage........  (12,045,270)         (9,795,144)
                                      ------------         -----------
        Total stockholders' equity..    3,388,196           5,638,322
                                      ------------         -----------
        Total liabilities and
           stockholders' equity..... $  3,759,079         $ 5,885,741
                                     ------------         -----------
                                     ------------         -----------


              See accompanying notes to the financial statements.

                              REALITY INTERACTIVE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS
                                     (UNAUDITED)

                                            Three months ended                Six months ended
                                                June 30,                          June 30,
                                        ---------------------------    ---------------------------
                                            1997          1996              1997          1996
                                        ------------   ------------    -------------  ------------
Revenues............................    $   137,495    $   125,298     $   285,841    $   248,107
Cost of revenues....................         39,961         22,618          77,896         46,470
                                        -----------    ------------    ------------   ------------
Gross profit........................         97,534        102,680         207,945        201,637
                                        -----------    ------------    ------------   ------------

Operating expenses:
    Sales and marketing..............       299,275        713,868         705,238      1,146,189
    Research and development.........       629,249        573,830       1,025,530        920,166
    General and administrative.......       380,640        380,637         834,779        658,752
                                        -----------    ------------   -------------   ------------
        Total operating expenses          1,309,164      1,668,335       2,565,547      2,725,107
                                        -----------    ------------   -------------   ------------

Operating loss.......................    (1,211,630)    (1,565,655)     (2,357,602)    (2,523,470)
                                        -----------    ------------   -------------   ------------
Other income (expense):
    Interest income (expense), net...        46,646          6,771         107,476       (165,586)
    Debt offering costs..............             0        (38,745)              0       (113,486)
                                        -----------    ------------   -------------   ------------
        Total other income (expense).        46,646        (31,974)        107,476       (279,072)
                                        -----------    ------------   -------------   ------------
    Income before extraordinary loss.   $(1,164,984)   $(1,597,629)    $(2,250,126)   $(2,802,542)
Extraordinary loss from early
   retirement of debt................             0       (219,470)              0       (219,470)
                                        -----------    ------------   -------------   ------------
        Net loss.....................   $(1,164,984)   $(1,817,099)    $(2,250,126)   $(3,022,012)
                                        -----------    ------------   -------------   ------------
                                        -----------    ------------   -------------   ------------
Net loss per common and common
   equivalent share .................   $     (0.25)   $     (0.44)    $     (0.48)   $     (1.05)
                                        -----------    ------------   -------------   ------------
                                        -----------    ------------   -------------   ------------
Weighted average common and
   common equivalent shares..........     4,677,407      4,137,438       4,677,407       2,883,636
                                        -----------    ------------   -------------   ------------
                                        -----------    ------------   -------------   ------------


              See accompanying notes to the financial statements.

                           REALITY INTERACTIVE, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        Six months ended
                                                                                            June 30,
                                                                                --------------------------------
                                                                                    1997               1996
                                                                                -------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.................................................................   $ (2,250,126)     $  (3,022,012)
    Reconciliation of net loss to net cash used by operating activities:
        Depreciation and amortization........................................         44,856             60,000
        Noncash interest expense related to warrants.........................              0            193,979
        Extraordinary loss related to early retirement of debt (interest
             expense related to warrants)....................................              0            142,021
    Changes in assets and liabilities:
        Accounts receivable..................................................        (52,620)          (118,512)
        Inventory............................................................        (26,431)           (43,134)
        Prepaid expenses and other current assets............................            505            (78,309)
        Accounts payable.....................................................        (51,027)            (1,238)
        Accrued liabilities..................................................        125,325             10,491
        Other current liabilities............................................         49,167             12,695
                                                                                  -----------       ------------
            Net cash used by operating activities............................     (2,160,351)        (2,844,019)
                                                                                  -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets................................................        (25,846)          (269,155)
    Purchases of short-term investments......................................       (119,485)       (10,049,686)
    Sales of short-term investments..........................................      2,000,000          2,000,000
                                                                                  -----------       ------------
            Net cash used by investing activities............................      1,854,669         (8,318,841)
                                                                                  -----------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of capital lease obligation...................................              0            (10,080)
    Repayment of notes payable...............................................              0           (201,002)
    Proceeds from convertible notes payable..................................              0          2,800,000
    Repayment of convertible notes payable...................................              0         (2,774,997)
    Proceeds from sale leaseback of fixed assets.............................              0            266,157
    Net proceeds from initial public offering................................              0         11,549,607
    Proceeds from exercise of stock options..................................              0                990
                                                                                  -----------       ------------
            Net cash provided by financing activities........................              0         11,630,675
                                                                                  -----------       ------------
Net cash provided (used) during period.......................................       (305,682)           467,815
CASH AND CASH EQUIVALENTS:
    Beginning of period......................................................        508,728            118,916
                                                                                  -----------       ------------
    End of period............................................................   $    203,046      $     586,731
                                                                                  -----------       ------------
                                                                                  -----------       ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid for interest...................................................   $          0      $      88,867
                                                                                  -----------       ------------
                                                                                  -----------       ------------
    Warrants issued in connection with notes payable.........................   $          0      $     336,000
                                                                                  -----------       ------------
                                                                                  -----------       ------------
    Conversion of mandatorily redeemable convertible preferred stock
        to common stock......................................................   $          0      $   2,125,962
                                                                                  -----------       ------------
                                                                                  -----------       ------------
    Conversion of bridge notes payable to common stock.......................   $          0      $      25,003
                                                                                  -----------       ------------
                                                                                  -----------       ------------

               See accompanying notes to the financial statements.

                              REALITY INTERACTIVE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                    JUNE 30, 1997
                                     (UNAUDITED)


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

     The Company considers itself to be a development stage company as its sales and marketing efforts have not yet generated predictable or significant revenues. The Company has a deficit accumulated during the development stage of $12,045,270. To become profitable and to conserve capital, the Company must significantly increase revenues and manage expenses. Future operating results will depend upon many factors, including the rate at which industry adopts interactive multimedia technology for education and training, the level of product and price competition, the Company's success in maturing its direct and indirect sales channels and the ability of the company to manage its expenses in relation to sales.

Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying interim financial statements, and the reported amounts of revenue and expenses during the reporting period. In the opinion of management, the interim financial statements include adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1997.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION


     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the quarters ended June 30, 1997 and 1996.

RESULTS OF OPERATIONS

     REVENUES. Revenues were $137,495 for the second quarter of 1997, a 9.7% increase from revenues of $125,298 for the second quarter of 1996. For the six month period ended June 30, 1997, revenues were $285,841, a 15.2% increase over revenues of $248,107 for the comparable period of 1996. The revenue increase was due primarily to sales of the Company's QS-9000 COMPLIANCE SERIES and ISO 14000 EMS CONFORMANCE SERIES, which were released in the third quarter of 1996 and the first quarter of 1997, respectively. Sales of the Company's first product, the ISO 9000 REGISTRATION SERIES, decreased 61% between the second quarter of 1997 and 1996, and decreased 53% for the six months ended June 30, 1997, compared to the same period of 1996. This decrease in sales for the ISO 9000 REGISTRATION SERIES from 1996 to 1997 is attributed to an unanticipated slowdown in the number of companies electing to adopt the ISO 9000 quality management standard.

     COST OF REVENUES.   Cost of revenues were $39,961 for the second quarter
of 1997, compared to $22,618 for the second quarter of 1996. For the six month period ended June 30, 1997, cost of revenues were $77,896, compared to cost of revenues of $46,470 for the same period of 1996. The increase in cost of revenues was primarily due to royalties paid on an increasing level of sales, as well as a minimum quarterly royalty paid to a marketing partner, which the Company began paying in the third quarter of 1996. Cost of revenues also includes the cost of media duplication and packaging materials.

     OPERATING EXPENSES. The Company's operating expenses for the second quarter of 1997 were $1,309,164, a 21.5% decrease from operating expenses of $1,668,335 for the second quarter of 1996. For the six month period ended June 30, 1997, operating expenses were $2,565,547, a 5.9% decrease over operating expenses of $2,725,107 for the same period of 1996. This change in operating expenses between 1997 and 1996 was due primarily to the following changes:

(a) SALES AND MARKETING. Sales and marketing expenses were $299,275 for the second quarter of 1997, a 58.1% decrease from sales and marketing expenses of $713,868 for the second quarter of 1996. For the six month period ended June 30, 1997, sales and marketing expenses were $705,238, a 38.5% decrease from sales and marketing expenses of $1,146,189 for the same period of 1996. This decrease between periods was due primarily to fewer direct sales people, lower sales travel expenses and a decrease in the number of product marketing programs. The Company expects that sales and marketing expenses for the remainder of 1997 will remain consistent with second quarter 1997 levels.

(b) RESEARCH AND DEVELOPMENT. Research and development expenses were $629,249 for the second quarter of 1997, a 9.7% increase from research and development expenses of $573,830 for the second quarter of 1996.
     For the six month period ended June 30, 1997, research and development expenses were $1,025,530, an 11.5% increase from research and development expenses of $920,166 for the same period of 1996. This increase was primarily attributed to the following items: Completion of the ISO 14000 EMS CONFORMANCE SERIES project in February 1997, which resulted in a higher level of activity at project end than at the beginning of the project in early 1996; development of Web-enabled versions of the Company's ISO 9000 and ISO 14000 CD-ROM products; and, expenditures associated with a translation of the Company's QS-9000 CD-ROM product into the German language, which is expected to be ready for sale during the third quarter of 1997.

     The Company expects that research and development expenses for the remainder of 1997 will decrease compared to prior periods as the Company's focus shifts away from the development of off-the-shelf multimedia products. During the remainder of 1997, the Company's business strategy will focus on developing customer relationships that allow the Company to provide custom multimedia development services, resulting in customer-specific CD-ROM or Web-enabled training solutions. The Company expects that such development services will enable the Company to conserve capital, and will also better position the Company to become a more complete source for multimedia content development. Although this business model has proven itself in a number of multimedia development companies, there can be no assurance that the Company will be successful in developing this multimedia services model.

(c) GENERAL AND ADMINISTRATIVE. General and administrative expenses were $380,640 for the second quarter of 1997, compared to general and administrative expenses of $380,637 for the second quarter of 1996.
     For the six month period ended June 30, 1997, general and administrative expenses were $834,779, a 26.7% increase from general and administrative expenses of $658,752 for the same period of 1996. This increase was due primarily to increased travel, office rent, depreciation expense, operating leases and professional fees attributed to being a public company. The Company does not anticipate any significant changes in general and administrative expenditure levels for the remainder of 1997.

     OTHER INCOME (EXPENSE). The Company's net other income was $46,646 for the second quarter of 1997, compared to net other expense of $31,974 for the second quarter of 1996. For the six month period ended June 30, 1997, net other income was $107,476, compared to net other expense of $279,072 for the same period of 1996. For 1997, net other income consists entirely of interest earned on short-term investments. For 1996, net other expense primarily consists of expenses associated with the Company's January 1996 bridge note financing, including interest expense and amortization of offering costs, as well as interest earned from the investment of proceeds from its bridge note financing.

     NET LOSS. Net loss was $1,164,984 for the second quarter of 1997, compared to a net loss of $1,817,099 for the second quarter of 1996 after deducting $219,470 in extraordinary losses from an early retirement of debt. For the six month period ended June 30, 1997, net loss was $2,250,126, compared to a net loss of $3,022,012 for the same period of 1996 after deducting the extraordinary loss from an early retirement of debt. The Company expects to continue to incur losses for the foreseeable future as it develops the market for its off-the-shelf products and custom multimedia development services.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments were $3,067,242 as of June 30, 1997, compared to $5,253,440 as of December 31,
1996. This decrease in cash, cash equivalents and short-term investments was due primarily to the net loss from operations for the six months ended June 30, 1997.

     Although the Company anticipates that it will experience operating losses and negative cash flow from operations at least through 1997, the Company has developed plans to decrease its expenditures as a measure to conserve capital. Based on these expenditure plans and the revenue the Company expects to generate through December 31, 1997, the Company believes that its current cash balances will be sufficient to meet its working capital and capital expenditure requirements at least through June of 1998. Thereafter, the Company may need to raise additional funds to finance its operations. In addition, to the extent the Company's revenues do not meet management's expectations, or the Company's growth exceeds management's expectations, the Company may require additional financing prior to June of 1998. In such event, there can be no assurance that debt or equity financing would be available to the Company on favorable terms or at all.

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

EXHIBIT NO.    DESCRIPTION

  27.1         Financial Data Schedules

  99.1         Cautionary Statement



          (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended June 30, 1997

                                    SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             REALITY INTERACTIVE, INC.


Dated: August 13, 1997                            By /s/ Paul J. Wendorff
                                                    ----------------------
                                                       Paul J. Wendorff
                                                  Its Chief Executive Officer


Dated: August 13, 1997                            By /s/ Wesley W. Winnekins
                                                     -----------------------
                                                        Wesley W. Winnekins
                                                    Its Chief Financial Officer

                                      EXHIBIT INDEX

     Exhibit
       No.         Description                              Page No.
    ---------     -------------                            --------
      27.1       Financial Data Schedules................
      99.1       Cautionary Statement....................      12