Form 10QSB
period 1997-09-30
REALITY INTERACTIVE INC
filed 1997-11-14
CIK 1006655

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                              FORM 10-QSB


         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1997


                     Commission file number:  0-27862


                        REALITY INTERACTIVE, INC.
            (Exact name of issuer as specified in its charter)


               MINNESOTA                                   41-1781991
     ---------------------------------        ----------------------------------
     State or other jurisdiction of           I.R.S. Employer Identification No.
     incorporation of organization

              SUITE 400
       7500 FLYING CLOUD DRIVE
     EDEN PRAIRIE, MINNESOTA 55344                       (612) 996-6777
     --------------------------------------   ----------------------------------
     Address of principal executive offices         Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                         /X/ Yes  / /  No

At October 31, 1997, 4,677,407 shares of issuer's $.01 par value Common Stock were outstanding.

     Transitional Small Business Issuer Format        / / Yes   /X/ No

                                  FORM 10-QSB INDEX


PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.............................................. 7


PART II -  OTHER INFORMATION

Item 2.  Changes in Securities (Use of Proceeds from Public Offering) ........ 9

Item 6.  Exhibits and Reports on Form 8-K.....................................10

SIGNATURES....................................................................11

EXHIBIT INDEX.................................................................12


                           SAFE HARBOR STATEMENT UNDER THE
                   PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in growth of a development stage company; limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; inability to retain subject matter experts; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

                            PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                              REALITY INTERACTIVE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEET



                                                       September 30,   December 31,
                                                            1997           1996
                                                       -------------   ------------
                                                       (Unaudited)
 ASSETS

 Current assets:
  Cash and cash equivalents..........................   $    348,927     $  508,728
  Short-term investments.............................      2,006,979      4,744,712
  Accounts receivable................................        614,307         97,396
  Inventory..........................................        162,727        134,853
  Prepaid expenses and other current assets..........         56,224         62,835
                                                        ------------     ----------
     Total current assets............................      3,189,164      5,548,524
                                                        ------------     ----------
 Fixed assets, net...................................        151,514        191,936
 Restricted cash.....................................        116,800        116,800
 Other assets........................................         20,250         28,481
                                                        ------------     ----------
     Total assets....................................   $  3,477,728     $5,885,741
                                                        ------------     ----------
                                                        ------------     ----------
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..................................   $     48,150     $  116,388
  Accrued liabilities................................        275,194        118,686
  Other current liabilities..........................        168,120         12,345
                                                        ------------     ----------
     Total current liabilities.......................        491,464        247,419
Long-term liabilities................................              0              0
                                                        ------------     ----------
     Total liabilities...............................        491,464        247,419
                                                        ------------     ----------
 Stockholders' equity:
   Common stock, $.01 par value, 25,000,000 shares
     authorized; 4,677,407 shares outstanding.......          46,774         46,774
   Additional paid-in capital.......................      15,386,692     15,386,692
   Accumulated deficit during the development stage.     (12,447,202)    (9,795,144)
                                                        ------------     ----------
     Total stockholders' equity.....................       2,986,264      5,638,322
                                                        ------------     ----------

     Total liabilities and stockholders' equity.....    $  3,477,728     $5,885,741
                                                        ------------     ----------
                                                        ------------     ----------

                 See accompanying notes to the financial statements.

                              REALITY INTERACTIVE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS
                                     (UNAUDITED)



                                                             Three months ended            Nine months ended
                                                                 September 30,                September 30,
                                                           ------------------------      ------------------------
                                                              1997          1996            1997          1996
                                                           ---------      ---------      ----------    ----------
 Revenues................................................   $530,468      $  93,677      $ 816,309      $ 341,784
 Cost of revenues........................................     95,022         18,768        172,918         65,238
                                                           ---------      ---------      ---------     ----------

 Gross profit............................................    435,446         74,909        643,391        276,546
                                                           ---------      ---------      ---------      ---------

 Operating expenses:
   Sales and marketing...................................    216,129        712,912        921,367      1,859,101
   Research and development..............................    225,988        678,085      1,251,518      1,598,251
   General and administrative............................    434,630        428,357      1,269,409      1,087,109
                                                           ---------      ---------      ---------      ---------

       Total operating expenses..........................    876,747      1,819,354      3,442,294      4,544,461
                                                           ---------      ---------      ---------      ---------

 Operating loss..........................................   (441,301)    (1,744,445)    (2,798,903)    (4,267,915)
                                                           ---------      ---------      ---------      ---------
 Other income (expense):
   Interest income (expense), net........................     39,369        104,551        146,845        (61,035)
   Debt offering costs...................................          0              0              0       (113,486)
                                                           ---------      ---------      ---------     ----------

       Total other income (expense)......................     39,369        104,551        146,845       (174,521)
                                                           ---------      ---------      ---------    -----------

   Income before extraordinary loss......................  $(401,932)   $(1,639,894)   $(2,652,058)   $(4,442,436)
 Extraordinary loss from early retirement of debt........          0              0              0       (219,470)
                                                           ---------    -----------      ---------    -----------

       Net loss..........................................  $(401,932)   $(1,639,894)   $(2,652,058)   $(4,661,906)
                                                           ---------    -----------      ---------    -----------
                                                           ---------    -----------      ---------    -----------

 Net loss per common and common equivalent share.........  $   (0.09)   $     (0.35)   $     (0.57)   $     (1.34)
                                                           ---------    -----------      ---------    -----------
                                                           ---------    -----------      ---------    -----------
 Weighted average common and common equivalent
 shares..................................................  4,677,407      4,677,407      4,677,407      3,488,130
                                                           ---------    -----------      ---------    -----------
                                                           ---------    -----------      ---------    -----------

                 See accompanying notes to the financial statements.

                              REALITY INTERACTIVE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS
                                     (UNAUDITED)


                                                              Nine months ended
                                                                 September 30,
                                                           -------------------------
                                                              1997           1996
                                                           -----------    ----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss..........................................   $ (2,652,058)   $(4,661,906)
     Reconciliation of net loss to net cash used by
       operating activities:
         Depreciation and amortization...........               65,791         90,000
         Noncash interest expense related to warrants....            0        193,979
         Extraordinary loss related to early
           retirement of debt (interest expense related
           to warrants) .................................            0        142,021

     Changes in assets and liabilities:
         Accounts receivable.............................     (516,911)       (89,880)
         Inventory.......................................      (27,873)       (60,871)
         Prepaid expenses and other assets...............       14,842        (82,389)
         Accounts payable................................      (68,239)       (52,577)
         Accrued liabilities.............................      156,508        (18,697)
         Other current liabilities.......................      155,775         11,059
                                                          ------------      ---------
             Net cash used by operating activities.......   (2,872,165)    (4,529,261)
                                                          ------------      ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of fixed assets...........................      (25,369)      (279,266)
     Purchases of short-term investments.................     (157,267)   (10,164,404)
     Sales of short-term investments.....................    2,895,000      3,500,000
                                                          ------------    -----------
             Net cash used by investing activities.......    2,712,364     (6,943,670)
                                                          ------------    -----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of capital lease obligation..............            0        (15,471)
     Repayment of notes payable..........................            0       (201,002)
     Proceeds from convertible notes payable.............            0      2,800,000
     Repayment of convertible notes payable..............            0     (2,774,997)
     Proceeds from sale leaseback of fixed assets........            0        266,157
     Net proceeds from initial public offering...........            0     11,549,607
     Proceeds from exercise of stock options.............            0            990
                                                          ------------    -----------
             Net cash provided by financing activities...            0     11,625,284
                                                          ------------    -----------
 Net cash provided (used) during period..................     (159,801)       152,353

 CASH AND CASH EQUIVALENTS:
     Beginning of period.................................      508,728        118,916
                                                          ------------    -----------
     End of period.......................................   $  348,927      $ 271,269
                                                          ------------    -----------
                                                          ------------    -----------

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid for interest..............................   $        0     $   88,867
                                                          ------------    -----------
                                                          ------------    -----------

     Warrants issued in connection with notes payable....   $        0     $  336,000
                                                          ------------    -----------
                                                          ------------    -----------
     Conversion of mandatorily redeemable convertible
       preferred stock to common stock...................   $        0     $2,125,962
                                                          ------------    -----------
                                                          ------------    -----------
     Conversion of bridge notes payable to common stock..   $        0     $   25,003
                                                          ------------    -----------
                                                          ------------    -----------


                 See accompanying notes to the financial statements.

                              REALITY INTERACTIVE, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997
                                     (UNAUDITED)


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

     The Company considers itself to be a development stage company as its sales and marketing efforts have not yet generated predictable or significant revenues. The Company has a deficit accumulated during the development stage of $12,447,202. To become profitable and to conserve capital, the Company must significantly increase revenues and manage expenses. Future operating results will depend upon many factors, including the rate at which industry adopts interactive multimedia technology for education and training, the level of product and price competition, the Company's success in maturing its direct and indirect sales channels and the ability of the company to manage its expenses in relation to sales.

Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities as well as disclosure of contingent assets and liabilities at the date of the accompanying interim financial statements, and the reported amounts of revenue and expenses during the reporting period. In the opinion of management, the interim financial statements include adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1997.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the quarters ended September 30, 1997 and 1996.

RESULTS OF OPERATIONS

     REVENUES. Revenues were $530,468 for the third quarter of 1997, an increase of 466% from revenues of $93,677 for the third quarter of 1996. For the nine month period ended September 30, 1997, revenues were $816,309, an increase of 139% from revenues of $341,784 for the comparable period of 1996.

The revenue increase during the third quarter of 1997 is primarily attributable to a sale of the Company's QS-9000 COMPLIANCE SERIES and ISO 9000 REGISTRATION SERIES to General Motors Corporation and the UAW-GM Center for Human Resources. This sale resulted in revenue of $387,618, or approximately 73% of total revenue for the quarter. The Company anticipates that sales to these parties will continue to be a material source of its revenue for at least the next quarter, but is uncertain if future revenues from these parties will be comparable to those realized in the third quarter.

     COST OF REVENUES. Cost of revenues were $95,022 for the third quarter of 1997, compared to $18,768 for the third quarter of 1996. For the nine month period ended September 30, 1997, cost of revenues were $172,918, compared to cost of revenues of $65,238 for the same period of 1996. The increase in cost of revenues is primarily attributable to royalties paid on an increasing level of sales. These royalties represent a contractual obligation for the Company to its marketing partners and subject matter experts. Cost of revenues also includes the cost of media duplication and packaging materials.

     OPERATING EXPENSES. The Company's operating expenses for the third quarter of 1997 were $876,747, a 51.8% decrease from operating expenses of $1,819,354 for the third quarter of 1996. For the nine month period ended September 30, 1997, operating expenses were $3,442,294, a 24.3% decrease over operating expenses of $4,544,461 for the same period of 1996. This change in operating expenses between 1997 and 1996 was due primarily to a cash conservation program the Company initiated during the early part of 1997 and is specifically explained by the following changes:

(a) SALES AND MARKETING. Sales and marketing expenses were $216,129 for the third quarter of 1997, a 69.7% decrease from sales and marketing expenses of $712,912 for the third quarter of 1996. For the nine month period ended September 30, 1997, sales and marketing expenses were $921,367, a 50.4% decrease from sales and marketing expenses of $1,859,101 for the same period of 1996. This decrease between periods was due primarily to substantially fewer direct sales people, lower sales travel expenses and a decrease in the number of product marketing initiatives. The Company expects that sales and marketing expenses for the remainder of 1997 will remain consistent with third quarter 1997 levels.

(b)  RESEARCH AND DEVELOPMENT.  Research and development expenses were
     $225,988 for the third quarter of 1997, a 66.7% decrease from research and development expenses of $678,085 for the third quarter of 1996. For the nine month period ended September 30, 1997, research and development expenses were $1,251,518, a 21.7% decrease from research and development expenses of $1,598,251 for the same period of 1996. This decrease is primarily attributable to a shift in the Company's strategy of developing off-the-shelf CD-ROM multimedia products, which require significant upfront expenditures to develop, to the development of customer-specific products. Development costs associated with customer-specific products require significantly less upfront expenditures by the Company, and are generally reimbursed by the customer on a percentage of completion basis.

     For the remainder of 1997, the Company expects that research and development expenses may experience an increase over current levels as a result of customer-specific projects the Company began early in the fourth quarter of 1997. The Company expects that development expenses to be incurred on these projects during the fourth quarter of 1997 will be offset against earned revenue. These customer-specific projects are consistent with the Company's previously stated strategy of developing customer relationships that result in the delivery of custom multimedia development services. The Company expects that such development services will enable the Company to generate a new revenue source while the market for off-the-shelf, multimedia training products matures. The Company believes this strategy will conserve capital, and at the same time, better position the Company to become a more complete source for multimedia content development. Although this business model has proven itself in a number of multimedia development companies, there can be no assurance that the Company will be successful in developing this multimedia services model.

(c) GENERAL AND ADMINISTRATIVE. General and administrative expenses were $434,630 for the third quarter of 1997, a 1.5% increase over general and administrative expenses of $428,357 for the third quarter of 1996. For the nine month period ended September 30, 1997, general and administrative expenses were $1,269,409, a 16.8% increase from general and administrative expenses of $1,087,109 for the same period of 1996. This increase was due primarily to increased travel, office rent, operating leases and professional fees attributed to being a public company. The Company does not anticipate any significant changes in general and administrative expenditure levels for the remainder of 1997.

     OTHER INCOME (EXPENSE). The Company's net other income was $39,369 for the third quarter of 1997, compared to net other income of $104,551 for the third quarter of 1996. For the nine month period ended September 30, 1997, net other income was $146,845, compared to net other expense of $174,521 for the same period of 1996. For the nine month period ended September 30, 1997, net other income consisted entirely of interest earned on short-term investments. For the nine month period ended September 30, 1996, net other expense primarily consisted of expenses associated with the Company's January 1996 bridge note financing, including interest expense and amortization of offering costs, as well as interest earned from the investment of proceeds from its bridge note financing and initial public offering.

     NET LOSS. Net loss was $401,932 for the third quarter of 1997, compared to a net loss of $1,639,894 for the third quarter of 1996. For the nine month period ended September 30, 1997, net loss was $2,652,058, compared to a net loss of $4,661,906 for the same period of 1996 after deducting $219,470 in extraordinary losses from an early retirement of debt. The Company expects to continue to incur losses for the foreseeable future as it develops the market for its off-the-shelf products and custom multimedia development services.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments were $2,355,906 as of September 30, 1997, compared to $5,253,440 as of December 31, 1996. This decrease in cash, cash equivalents and short-term investments was due primarily to the net loss from operations for the nine months ended September 30, 1997.

     The Company anticipates that it will continue to experience operating losses and negative cash flow from operations at least through 1997. The Company believes that its current cash balance, along with expected revenues over the foreseeable future, will be sufficient to meet its working capital and capital expenditure requirements at least through June of 1998. Thereafter, the Company may need to raise additional funds to finance its operations. In addition, to the extent the Company's revenues do not meet management's expectations, or the Company's growth exceeds management's expectations, the Company may require additional financing prior to June of 1998. In such event, there can be no assurance that debt or equity financing would be available to the Company on favorable terms or at all.

                             PART II - OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES (USE OF PROCEEDS FROM PUBLIC OFFERING)

     The Company's initial Registration Statement on Form SB-2, file no. 333-01508C, was declared effective by the Securities and Exchange Commission on April 10, 1996. The offering of the Company's Units (each consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant) covered by such Registration Statement commenced on April 10, 1996. R.J. Steichen & Company acted as the managing underwriter (the "Representative") for the offering. A total of 2,530,000 Units were registered. The aggregate offering price of the registered Units was $14,547,500. A total of 2,300,000 Units were sold, for an aggregate offering price of $13,225,000.

     The offering has not yet terminated. The Company is maintaining the effectiveness of the Registration Statement in order to allow the holders of such Redeemable Common Stock Purchase Warrants to receive registered shares of Common Stock upon the exercise of such warrants.

     The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

     Underwriting discounts and commissions:                  $1,058,000
     Finder's fees:                                                    0
     Expenses paid to or for underwriters:                       330,625
     Other expenses:                                             275,000
                                                              ----------
           Total expenses                                     $1,663,625

     All such expenses were paid directly or indirectly to others.

     The net offering proceeds to the Company after deducting expenses were $11,561,375.

     The amount of net offering proceeds to the Company used for the following purposes is as follows:

     Construction of plant, building and facilities:                  $0
     Purchase and installation of machinery and equipment:       $80,049
     Purchase of real estate:                                         $0
     Acquisition of other businesses:                                 $0
     Repayment of indebtedness:                               $2,861,281
     Working capital:                                         $2,451,167
     Temporary investments:
        (Interest Bearing Money Market Accounts)                      $0
     Other purposes:
        (Sales and Marketing)                                 $3,022,963
        (Research and Development)                            $3,145,915

     All such payments were made directly or indirectly to others.

     The use of proceeds contained herein does not represent a material change in the use of proceeds described in the prospectus.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

EXHIBIT NO.    DESCRIPTION

       27.1    Financial Data Schedules

       99.1    Cautionary Statement



          (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1997

                                        SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              REALITY INTERACTIVE, INC.


Dated: November 14, 1997                     By  /s/  Paul J. Wendorff
                                               ------------------------------
                                                      Paul J. Wendorff
                                                Its Chief Executive Officer


Dated: November 14, 1997                     By  /s/  Wesley W. Winnekins
                                               ------------------------------
                                                      Wesley W. Winnekins
                                                 Its Chief Financial Officer

                                    EXHIBIT INDEX

Exhibit
  No.       Description                                                Page No.
-------     --------------------------------------------------------   --------

 27.1       Financial Data Schedules................................

 99.1       Cautionary Statement....................................       13