Form 10-K
period 1997-12-31
REALITY INTERACTIVE INC
filed 1998-03-30
CIK 1006655

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-KSB

  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended December 31, 1997

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

                                Yes    X       No
                                     -----         ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained herein, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                        /   /

The Company's revenues for the Fiscal Year Ended December 31, 1997 totaled $1,220,023.

As of February 27, 1998, the Company had 4,677,407 shares of Common Stock outstanding. The aggregate market value of the 2,504,732 shares of Common Stock held by non-affiliates of the Company was $1,565,458, based on the closing bid price on February 27, 1998 on The Nasdaq Stock Market-SM-.

Transitional small business disclosure format:    Yes         No   X
                                                       -----     -----

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders for the year ended December 31, 1997 are incorporated by reference in Part III.

                                FORM 10-KSB INDEX

PART I
------
Item 1.   Description of Business........................................    3

Item 2.   Description of Property........................................    9

Item 3.   Legal Proceedings..............................................    9

Item 4.   Submission of Matters to a Vote of Security Holders............    9

PART II
-------

Item 5.   Market for Common Equity and Related Stockholder Matters.......   10

Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation...........................................   11

Item 7.   Financial Statement Index......................................   14

Item 8.   Changes and Disagreements with Accountants on Accounting and
          Financial Disclosure...........................................   14

PART III
--------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..............   15

Item 10.  Executive Compensation.........................................   15

Item 11.  Security Ownership of Certain Beneficial Owners and
          Management.....................................................   15

Item 12.  Certain Relationships and Related Transactions.................   15

Item 13.  Exhibits and Reports on Form 8-K...............................   15

SIGNATURES...............................................................   18

EXHIBIT INDEX............................................................   19

FINANCIAL STATEMENTS.....................................................  F-1

                          SAFE HARBOR STATEMENT UNDER THE
                  PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the uncertainty in growth of a the Company's revenues; limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; inability to retain subject matter experts; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," to this Annual Report on Form 10-KSB for the year ended December 31, 1997.

                                       PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

     Reality Interactive, Inc. (the "Company") was incorporated on May 24, 1994 for the purpose of developing technology-based knowledge solutions for the industrial marketplace. Since inception, the Company has developed several off-the-shelf multimedia training products within the areas of international quality and environmental management standards. To better align with the needs of the marketplace, the Company recently began offering multimedia and web development services to help customers improve business performance through technology-assisted knowledge transfer. The Company consults with its customers to identify initiatives and corporate best practices that are key to improving productivity, quality, cost reduction and time to market. The Company then uses its expertise with interactive technologies, such as the Web and multimedia, to develop solutions that foster enterprise-wide learning and culture change.

     Through the third quarter of 1997 the Company was in the development stage. The Company has an accumulated deficit of $13,030,066. To become profitable and to conserve capital, management's plans are to significantly increase revenues in part through custom multimedia projects and control expenses. Future operating results will depend upon many factors, including the rate at which industry adopts interactive multimedia and Web technology for education, training and knowledge transfer, the level of product and price competition, the Company's success in maturing its direct and indirect sales channels and the ability of the Company to manage its expenses in relation to sales.

MARKET BACKGROUND

     Historically, organizations have provided training products and services to their employees primarily through videos, audio tapes, books and instructor-led seminars. Such training often requires employees to be away from their jobs for extended periods of time, and in some cases, to travel off-site for their training. Advances in computer and communications technology have caused organizations to rethink the way that training products and services are delivered. Currently, many organizations are beginning to utilize interactive multimedia training, such as CD-ROM and distance learning media (e.g., corporate intranets and the Internet), to overcome many of the cost and time constraints associated with traditional training methods. The Company believes that organizations increasingly are using technology-based learning solutions to accomplish the following training objectives: (i) to allow employees to obtain training "on demand" without leaving their offices, thus lowering the costs associated with off-site training; (ii) to control the learning environment, thus ensuring that training content is consistently delivered; (iii) to improve memory retention of critical work skills, thus improving employee productivity and maximizing the return on training investment; and (iv) to improve the measurement and tracking of employee learning progress. Although technology-based learning solutions promise to improve organizational and employee performance, instructor-led training and consultants are currently the primary means of training delivery in the corporate marketplace. The Company believes, however, that technology-based delivery of training will be used to supplement, and in some cases, replace instructor-led training and consultants.

BUSINESS STRATEGY

     The Company's business strategy is to provide its customers with custom and off-the-shelf technology-based knowledge solutions to improve organizational and employee performance. The Company seeks to provide its customers with a broad range of product and service solutions to improve organizational and employee performance. Such solutions will address the following customer needs:

     TECHNOLOGY-ASSISTED KNOWLEDGE TRANSFER: The Company works closely with its customers to perform a thorough needs analysis, and then creates Web and multimedia solutions that become delivery vehicles for education, training and knowledge transfer. The Company's approach is multifaceted, combining instruction, print materials, online documentation and applications, and web-based collaboration tools to harness expert knowledge.

     IMPLEMENTATION SUPPORT FOR BEST PRACTICES: The Company offers several packaged solutions in Web and CD-ROM format that capture the knowledge of subject matter experts in topics such as quality management (ISO 9000, QS-9000) and environmental management (ISO 14000, Pollution Prevention). These packages can be tailored to reflect specific customer needs, programs and practices, and are supported by skilled implementation consultants from the Company's Professional Services Partners Program.

     PERFORMANCE IMPROVEMENT SOFTWARE TOOLS: The Company's solutions bridge the gap between learning and doing by including software tools that model best practices, generate project documents, and assist in process analysis and enhancement.

     KNOWLEDGE MANAGEMENT SOFTWARE TOOLS: The Company offers tools for creating dynamic knowledge bases that allows information associated with projects, processes and best practices to be collected and retained in a set of linked databases, organized to support key corporate initiatives.

     GLOBAL SOLUTIONS IN MULTIPLE LANGUAGES: A core competency of the Company is its ability to create solutions in multiple languages. The Company works with industry experts and context checkers within each country to ensure that the result reflects the cultural assumptions and business practices of that region. Several of the Company's products are available in international versions, including German, French, Spanish and Greek.


PRODUCTS

     The Company has developed off-the-shelf product solutions for both intranet and CD-ROM delivery. These products can be tailored at multiple levels to reflect specific corporate policies and procedures.

     WEB-BASED: These products use the corporate intranet as a platform for learning and culture change around corporate initiatives, with links from training to online policies, procedures and resources.

     CD-ROM: These products combine interactive multimedia instruction with hundreds of pages of print materials, including sample manuals, presentation overheads, project leader guides and checklists. CD-ROMs provide performance support in the form of online software tools for generating key business documents, including draft budgets, project plans and documented procedures.

     The Company has developed four products within the areas of international quality and environmental management standards, which are discussed below in more detail:

QUALITY MANAGEMENT SOLUTIONS

     The Company's family of quality management products provide training, software tools and online documents, all of which have been designed to follow a business process approach to quality system implementation. Consulting implementation support can be provided to customers through the Company's Professional Services Partner Program.

     ISO 9000 IN THE WORKPLACE (WEB)
     Uses the corporate intranet as a platform for education and training on the ISO 9000 international quality management standards and their impact on an organization. Intended for general employee and management awareness to facilitate culture change.

     ISO 9000 REGISTRATION SERIES (CD-ROM)
     A five-part multimedia performance support system that provides expert knowledge and software tools on the ISO 9000 quality process. It includes training for management, the project team and internal auditors, as well as software tools for generating project documentation.

     QS-9000 COMPLIANCE SERIES (CD-ROM)
     A four-part multimedia performance support system that guides companies through each step of these automotive quality requirements. It includes training for management, the project team and internal auditors, as well as software tools for generating project documentation.


ENVIRONMENTAL MANAGEMENT SOLUTIONS

     Around the globe, organizations are adopting a new approach to environmental issues--a shift from reactive, end-of-pipe approaches for controlling environmental impact to more proactive approaches that incorporate environmental management into the entire business system. The Company has developed both Web and CD-ROM products that support the implementation of the ISO 14000 international environmental management system standards and Pollution Prevention programs. These products can optionally be supported by expert consultants from the Company's Professional Services Partner Program.

     ISO 14000 IN THE WORKPLACE (WEB)
     This product uses the corporate intranet as a platform for education and training on the ISO 14000 international environmental management standards and their impact on an organization. Intended for general employee and management awareness to facilitate culture change.

     ISO 14000 EMS CONFORMANCE SERIES (CD-ROM)
     A five-part multimedia performance support system that guides companies through the development, implementation and management of an environmental management system in accordance with this international environmental management standard. It includes training for management, the project team and internal auditors, as well as software tools for generating project documentation.

     POLLUTION PREVENTION (CD-ROM)
     A CD-ROM/Internet hybrid product that provides performance support tools for analyzing pollution reduction options. It also includes executive-level education on the business rationale for proactive pollution prevention, with an emphasis on source reduction. Users can link directly from within the product to a Company-maintained website that references national and regional pollution prevention resources on the Internet.

     Each individual CD-ROM title generally sells for $995, with discounts being offered for increasing levels of purchase commitments. Each web-based product is generally priced to sell at a fixed price of $20 per company employee, with discounts being offered based on the number of employees who access the program.

INTERNATIONAL PRODUCT VERSIONS

     Localizing multimedia content for non-U.S. markets is far more challenging than conventional software localization because of differences in culture and business practices, which affect images, audio, video and instructional approach. The Company's localized products are not merely translations, but completely new products that are reviewed and validated by industry experts within the target country.

Current localized products:

/ / ISO 14000 IN THE WORKPLACE Web-based training in Spanish, French and German

/ / ISO 9000 REGISTRATION SERIES CD-ROMs in Greek

/ / QS-9000 REGISTRATION SERIES CD-ROMs in German


ENTERPRISE KNOWLEDGE MANAGEMENT PRODUCTS

     The Company has developed a new line of products focused specifically on Enterprise Knowledge Management (EKM-TM-). This evolving family of products uses the corporate intranet to facilitate the capture, collection, amplification and dissemination of corporate information and knowledge. As each new EKM product module is conceptualized and developed, it will be linked with the other modules to create a common, multifaceted network of tools to affect knowledge transfer in support of business process improvement.

     Initial EKM products include the following:

     EKM:EXPERTLINK-TM-
     This product creates an online knowledge base via question/answer exchange. Employees seeking answers to questions can search and query the existing Q&A knowledge base. If the answer is not found, a question can be submitted to one or more qualified experts. Experts edit and respond to question/answer pairs in a secure area of a corporate intranet, and can provide links to additional resources on the Web. Once the answer is added to the knowledge base, an email notification is pushed to the questioner automatically.

     With respect to the development of additional off-the-shelf multimedia training and knowledge management products, the Company intends to let market demand determine the direction of its product development strategy. The Company believes that such product development strategy may mature in the area of web-based performance improvement tools that can be adapted to a braod range of corporate needs.

SERVICES

     The Company consults with customers on key best practice initiatives that enable them to gain access to new markets, improve organizational performance, comply with customer and regulatory mandates or realize a significant competitive advantage. These initiatives require intensive process analysis and realignment of procedures. The Company's consulting staff performs an extensive analysis of the training and knowledge needs for each initiative, and then develops customized learning and performance support solutions that deliver the training and knowledge to employees across the enterprise. These solutions can be delivered via the Web or CD-ROM.

SALES AND MARKETING

     As discussed below, the Company uses several channels of marketing and distribution.

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

     CHANNEL RESELLERS. Channel resellers warehouse, market and distribute the Company's products. The Company has an agreement with the American Society for Quality ("ASQ") to warehouse, market and distribute its ISO 9000 and QS-9000 products. In addition, the Company has established a relationship with the Automotive Industry Action Group ("AIAG") to distribute the Company's QS-9000 products.

     INTERNATIONAL DISTRIBUTORS. Currently, the Company is primarily focusing its international sales efforts on the European market. The Company also is represented in Asia Pacific markets.

     MARKETING PARTNERS. The Company has developed relationships with certain organizations to act as promoters of the Company's products. Currently, the Company has relationships with the American National Standards Institute ("ANSI") and the Global Environment & Technology Foundation ("GETF") to market and promote the Company's ISO 14000 product.

     PROFESSIONAL SERVICES PARTNER PROGRAM.   The Company has developed a
     network of independent consultants who are trained in using the Company's digital tools as part of their solution set for customers. These consulting partners provide gap analysis, management consulting, documentation generation, project support and internal auditor training.


CLIENTS

     The Company seeks to establish long-term relationships with companies desiring technology-based training and knowledge solutions. The Company has developed sales relationships with numerous companies, primarily through sales of its off-the-shelf CD-ROM products. The Company will attempt to further develop these relationships to involve the delivery of custom development services. Following is a partial list of new or repeat customers during 1997:


3M Corporation        General Motors Corporation +   NASA
Alcatel Telecom       Hoechst Celanese Corporation   Navistar Transportation Corp.
Dupont Automotive     Lockheed Martin Info. Systems  UAW-GM Center for Human Resources +
Eli Lily and Company  Motorola, Inc.                 United Technologies USBI


+ Represents customer who contributed more than 10% of the Company's revenue during 1997. During 1997, General Motors Corporation and its affiliates accounted for 56% of the Company's revenue.


COMPETITION

     The market for resources that prepare companies for compliance to international management standards, such as ISO 9000, QS-9000 and ISO 14000, is highly fragmented. No single company has a dominant market share, and the Company generally competes with a variety of competitors, depending on factors such as the size of the customer, specific business requirements, geographic location and the level of investment anticipated by the customer.

     The international standards market has traditionally been served by consultants, instructor-led training and companies that market books, manuals, tapes and similar technology solutions. Companies providing consulting services, who may also provide training services, on ISO 9000, QS-9000 and ISO 14000, such as Andersen Consulting, Ernst & Young and Grant Thornton, enjoy a high level of customer loyalty with respect to the implementation of enterprise-wide business practices. Companies providing technology solutions similar to the Company's product offerings include Powerway, Inc. and SystemCorp. The Company can offer no assurance that it will be ultimately successful in competing with such companies.

     With respect to custom multimedia development services, the technology training industry is highly competitive, and the Company expects the intensity of competition to increase. The Company competes with numerous privately-held companies that provide custom multimedia development services, many of which have stronger client relationships, a better established market presence and a greater capacity to provide custom development services than the Company. The Company can offer no assurance that it will be ultimately successful in competing with such companies.

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

     The Company has made applications for registration of certain trademarks in the United States and other parts of the world where its products are actively marketed. Currently, the Company has received registration for the mark "Reality Interactive (and Logo Design)" in the United States, Switzerland, Benelux, France and Germany. The Company also has received registration for the mark "Real Tools for Accelerated Learning" in the United States. During 1997, the Company applied for trademark registration for the marks "Enterprise Knowledge Management," "EKM" and "EKM:ExpertLink" related to its product strategy in the area of knowledge management.

RESEARCH AND DEVELOPMENT

     The Company's research and development expenditures are primarily comprised of direct employee costs. The Company also incurs outside product development costs related to subject matter content expertise, video and audio production and specialized computer programs.

     For 1997, 1996 and 1995, the Company incurred research and development expenditures of $1,351,658, $2,355,922 and $939,487, respectively.

EMPLOYEES

     As of February 28, 1998, the Company had 22 full-time employees, 1 part-time employee and 1 independent contractor, including 4 in sales and marketing, 4 in administration and finance and 16 in research and development. This represents a 40% decrease in personnel since February 28, 1997. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive office is located in Eden Prairie, Minnesota, where it leases approximately 21,000 square feet under a sublease that expires in May 1999. Under the sublease, the Company is obligated to pay an annual rent of approximately $336,000, with yearly increases in rent limited to its share of any yearly increases in building operating expenses. There are no leases associated with the Company's direct sales offices.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                      PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     A.   MARKET PRICE OF COMMON STOCK

     The Company's common stock trades on The Nasdaq Stock Market-SM- under the symbol RINT. The following table sets forth the high and low prices of the Company's Common Stock for each calendar quarter since the Company's public offering on April 10, 1996.

         YEAR ENDED DECEMBER 31, 1997     YEAR ENDED DECEMBER 31, 1996
         ----------------------------     ----------------------------
        QUARTER         HIGH      LOW      QUARTER     HIGH      LOW
        -------         ----      ---      -------     ----      ---
        First          $1.50     $0.63

        Second         $1.25     $0.50     Second      $6.13     $3.75

        Third          $1.14     $0.50     Third       $4.13     $2.00

        Fourth         $0.86     $0.25     Fourth      $2.13     $1.00

     As of March 25, 1998, 1998, the Company had 101 shareholders of record of the Company's Common Stock. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

     B.   CHANGES IN SECURITIES (USE OF PROCEEDS FROM PUBLIC OFFERING)

     The Company's initial Registration Statement on Form SB-2, file no.333-01508C, was declared effective by the Securities and Exchange Commission on April 10, 1996. The offering of the Company's Units (each consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant) covered by such Registration Statement commenced on April 10, 1996. R.J. Steichen & Company acted as the managing underwriter (the "Representative") for the offering. A total of 2,530,000 Units were registered. The aggregate offering price of the registered Units was $14,547,500. A total of 2,300,000 Units were sold, for an aggregate offering price of $13,225,000.

     The offering has not yet terminated because the Company agreed to maintain the effectiveness of the Registration Statement in order to allow the holders of such Redeemable Common Stock Purchase Warrants to receive registered shares of Common Stock upon the exercise of such warrants.

     The amount of expenses incurred for the Company's account in connection with the issuance and distribution of the securities registered are as follows:

     Underwriting discounts and commissions:           $1,058,000
     Finder's fees:                                             0
     Expenses paid to or for underwriters:                330,625
     Other expenses:                                      275,000
                                                       ----------
          Total expenses                               $1,663,625
                                                       ----------

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the years ended December 31, 1997 and 1996.

RESULTS OF OPERATIONS

     REVENUES. Revenues were $1,220,023 for 1997, compared to revenues of $484,127 for 1996, a 152% increase. This increase was due primarily to the following:

     - Sales of the Company's QS-9000 COMPLIANCE SERIES increased to $504,654 in 1997 from $131,245 in 1996.

     - Sales of the Company's ISO 14000 EMS CONFORMANCE SERIES increased to $100,503 in 1997 from $3,788 in 1996.

     - Sales of the Company's development services increased to $313,105 in 1997 from $1,250 in 1996.

     During 1997, the Company generated revenue of appoximately $689,000 from certain affiliates and divisions of General Motors Corporation. This revenue was the result of sales from the Company's QS-9000 COMPLIANCE SERIES and custom intranet development services. No other customers of the Company accounted for more than 10% of its revenue.

     COST OF REVENUES. Cost of revenues were $399,144 for 1997, compared to $107,008 for 1996. The increase in cost of revenues was primarily due to expenses incurred during customer-specific development projects. Such expenses are classified as cost of revenues when related project revenues are recognized. Project expenses include all direct labor costs and other direct expenses related to service performance, such as contract labor, supplies and equipment costs. The increase in cost of revenues was also attributed to royalties paid to business partners and subject matter experts on an increasing level of off-the-shelf product sales.

     OPERATING EXPENSES. The Company's operating expenses for 1997 were $4,231,268, a 34% decrease over operating expenses of $6,416,398 for 1996. This decrease in operating expenses between 1997 and 1996 was due primarily to an expense control plan the Company initiated in early 1997, and is further detailed in the following discussion:

     (a) SALES AND MARKETING. Sales and marketing expenses were $1,112,846 for 1997, compared to $2,531,058 for 1996, a 56% decrease. This decrease between periods was due primarily to a decrease in headcount from 11 employees in 1996 to 4 employees for most of 1997, which also contributed to lower travel and general selling expenses. The Company also initiated cutbacks in direct product marketing initiatives.

          The Company expects that sales and marketing expenses for 1998 will decrease from 1997 levels as the Company realizes a full year of savings associated with a lower headcount.

     (b) RESEARCH AND DEVELOPMENT. Research and development expenses were $1,351,658 for 1997, compared to $2,355,922 for 1996, a 43% decrease.
          This decrease is primarily attributable to a shift in the Company's strategy of developing additional off-the-shelf CD-ROM multimedia products, which require a significant upfront investment to develop, to the development of customer-specific products, the costs of which are paid by the customer over the life of the project. Such customer-specific development costs are classified as cost of revenues when related project revenues are recognized. The decrease is also attributed to a decrease in headcount from 25 employees at the end of 1996 to 16 employees at the end of 1997.

          For 1998, the Company expects that research and development expenses will decrease from 1997 levels as it provides increasing levels of custom multimedia and web development services.

     (c)  GENERAL AND ADMINISTRATIVE.   General and administrative expenses were
          $1,766,764 for 1997, compared to $1,529,418 for 1996, a 16% increase.
          This increase was due primarily to increased office rent, operating leases and professional fees. The Company expects that its general and administrative expenses for 1998 will decrease over 1997 levels.

     OTHER INCOME (EXPENSE). The Company's net other income was $175,467 for 1997, compared to net other expense of $92,223 for 1996. For 1997, net other income consisted entirely of interest earned on short-term investments. For 1996, net other expense primarily consists of expenses associated with the Company's January 1996 bridge note financing, including $282,846 of interest expense and $113,486 related to the amortization of offering costs. During 1996, the Company also realized interest income of $304,109 from the investment of proceeds from its bridge note financing and its April 1996 initial public offering ("IPO").

     NET LOSS. Net loss was $3,234,922 for 1997, compared to a net loss, after deducting extraordinary losses of $219,470 from the early retirement of debt, of $6,350,972 for 1996. The Company expects to continue to experience losses for the foreseeable future in 1998 as its projected revenues will fall below its base operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents, and short-term investments were $2,018,539 as of December 31, 1997, compared to $5,253,440 as of December 31, 1996. This decrease in cash, cash equivalents and short-term investments was due primarily to the net loss from operations for the year ended December 31, 1997.

     The Company anticipates that it will continue to experience operating losses and negative cash flow from operations for the foreseeable future in 1998. The Company believes that its current cash balance, along with expected revenues over the foreseeable future, will be sufficient to meet its working capital and capital expenditure requirements at least through December of 1998. Thereafter, the Company may need to raise additional funds to finance its operations. In addition, to the extent the Company's revenues do not meet management's expectations, or the Company's growth exceeds management's expectations, the Company may require additional financing prior to December of 1998. In such event, there can be no assurance that debt or equity financing would be available to the Company on favorable terms or at all.

IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Some computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. All of the software produced by the Company has been analyzed and the Company is not aware of any potential for date recognition problems in its products. The Company also uses off-the-shelf software ("Administrative Software") produced by third parties for use in administrative functions such as word processing, billing and record keeping. The vendors of the Company's Administrative Software products have indicated that such products are Year 2000 compliant. In the event that any of these programs are susceptible to date recognition problems, this could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process critical business transactions. In the event that the Company experiences Year 2000 problems, the Company believes the cost to remedy such problems will be immaterial.

RECENT DEVELOPMENTS

     On February 27, 1998, the Company received notice from The Nasdaq Stock Market-SM- that the Company's securities (Common Stock, Units and Warrants) are not in compliance with the new minimum bid price requirement of $1.00 per share, pursuant to NASD Marketplace Rule 4310(c)(04), which became effective February 23, 1998. The Company will be provided 90-calendar days, which expires May 28, 1998, in order to regain compliance with this standard. The Company may regain compliance if its securities trade at or above the minimum requirement for at least 10-consecutive trade days. If the Company's securities do not regain compliance within 90 days, it is likely such securities will be delisted from The Nasdaq Stock Market-SM-.

     In the event that the Company's securities are delisted from The Nasdaq Stock Market-SM-, trading in the Company's securities would occur on the Over The Counter Bulletin Board and be subject to certain "Penny Stock Rules." Under Exchange Act Rule 15g-9, broker-dealers must take certain steps prior to selling a "penny stock," including: (i) obtaining financial and investment information from the investor; (ii) a written suitability questionnaire and purchase agreement signed by the investor; (iii) providing the investor a written identification of the shares being offered and in what quantity; and
(iv) deliver to the investor a written statement setting forth the basis on which the broker-dealer approved the investor's account for the transaction. If the Penny Stock Rules are not followed by a broker-dealer, the investor has no obligation to purchase the shares. Accordingly, delisting from The Nasdaq Stock Market-SM- and the application of the foregoing Penny Stock Rules may make it more difficult for broker-dealers to sell the Company's securities. In addition, purchasers of the Company's securities may have difficulty in selling such securities in the future in secondary trading markets and the price of such securities may be reduced.

ITEM 7.   FINANCIAL STATEMENTS


                           INDEX TO FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
               Report of Independent Accountants..................      F-2

               Balance Sheet......................................      F-3

               Statement of Operations............................      F-4

               Statement of Stockholders' Equity..................      F-5

               Statement of Cash Flows............................   F-6 to F-7

               Notes to Financial Statements......................   F-8 to F-14

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          NONE

                                      PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," are contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1997, and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Compensation" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Principal Shareholders" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Index of Exhibits


     Exhibit
     Number   Description
    --------  ---------------------------------------------------
     3.1(1)   Articles of Incorporation of the Company
     3.2(1)   Amended and Restated Articles of Incorporation of the Company
     3.3(1)   Bylaws of the Company
     3.4(1)   Amended Bylaws of the Company
     4.1(1)   Specimen form of the Company's Common Stock Certificate
     4.2(1)   Warrant Agreement (including Form of Redeemable Warrant)
     4.3(1)   Form of Bridge Loan Agreement, dated January 19, 1996, between the Company and various investors (including form of Bridge Note and Bridge Warrant)
     4.4(1)   Canceled Promissory Note in favor of Brightstone Fund VI in the amount of $200,000
     4.5(1)   Canceled Promissory Note in favor of Wyncrest Capital, Inc. in the amount of $120,000
     4.6(1)   Warrant in favor of Brightstone Fund VI for 43,109 shares


     Exhibit
     Number   Description
    --------  ---------------------------------------------------
     4.7(1)   Warrant in favor of Wyncrest Capital, Inc. for 25,188 shares
    10.1(1)   ISO 9000 Content Agreement between Reality Interactive, Inc. and
              Process Management International, dated August 4, 1994
    10.2(1)   Joint Marketing and Distribution Agreement between Reality
              Interactive, Inc. and American Society for Quality Control, Inc.,
              dated May 10, 1995
    10.3(1)   Agreement for Consulting Services between Reality Interactive,
              Inc. and Steven W. McClernon, dated January 15, 1996
    10.4(1)   Sublease Agreement between Reality Interactive, Inc. and Collopy
              Saunders Real Estate, Inc., dated December 15, 1994
    10.5(1)   Subject Matter Expert Agreement between Reality Interactive, Inc.
              and The Third Generation, Inc., dated January 6, 1996
    10.6(1)   Subject Matter Expert Agreement between Reality Interactive, Inc.
              and WRITAR, dated February 1, 1996
    10.7(1)   Reality Systems, Inc. 1994 Stock Incentive Plan, as amended
              (including form of Stock Option Agreement)
    10.8(1)   Form of Non-Statutory Directors' Option Agreement (issued to certain non-employee directors or affiliates of non-employee directors in 1994 and 1995)
    10.9(1)   Reality Interactive, Inc. 1996 Directors Stock Option Plan
              (including form of Directors Stock Option Agreement)
    10.10(1)  Form of Shrink-Wrap License Agreement
    10.11(1)  Form of Enterprise License Agreement
    10.12(1)  Form of Volume Discount Agreement
    10.13(1)  ISO 9000/QS-9000 Addendum, dated March 13, 1996, between the
              Company and Process Management Institute, Inc., amending the agreement dated August 4, 1994
    10.14(1)  Form of Lock-Up Agreement
    10.15(1)  Independent Software Vendor Agreement between the Company and
              Hewlett Packard
    10.16(1)  Master Equipment Lease Agreement, dated June 15, 1995, and
              Amendment No. 1 to Master Equipment Lease Agreement, dated July
              1995, each between the Company and Carlton Financial Corporation
    10.17(1)  Lease Agreement, dated January 30, 1996, between the Company and
              Lease Finance Group, Inc.
    10.18(1)  Irrevocable Letters of Credit, dated June 20, 1995 and August 1,
              1995, from BankWindsor in favor of Carlton Financial Corp. and
              Irrevocable Letter of Credit, dated December 27, 1995, in favor of Lease Finance Group, Inc.
    10.19(2)  First Amendment to Joint Marketing and Distribution Agreement
              between Reality Interactive, Inc. and American Society for
              Quality Control, Inc., dated May 1, 1996
    10.20(2)  Joint Marketing and Distribution Agreement between Reality
              Interactive, Inc. and American Society for Quality Control, Inc.,
              dated May 17, 1996
    10.21(3)  Equipment Lease between Reality Interactive, Inc. and Dexxon
              Capital Corporation Dated June 3, 1996
    10.22(4)  Copyright License Agreement between Reality Interactive, Inc. and the American National Standards Institute dated August 30, 1996, including Modifying Agreement
    10.23(4)  ISO 14000 Marketing and Promotion Agreement between Reality
              Interactive, Inc. and the American National Standards Institute
              dated September 20, 1996
    10.24(4)  ISO 14000 Marketing and Promotion Agreement between Reality
              Interactive, Inc. and the Global Environment and Technology
              Foundation dated September 6, 1996
    10.25(4)  Distribution Agreement between Reality Interactive, Inc. and
              Futuremedia PLC dated July 12, 1996
    10.26(5)  Sublease Agreement between Reality Interactive, Inc. and IVI
              Publishing, Inc., dated September 17, 1996



     Exhibit
     Number   Description
    --------  ---------------------------------------------------
    10.27(5)  Distribution Agreement between Reality Interactive, Inc. and
              Lasermedia (Deutschland) GMBH, dated October 9, 1996
    10.28(5)  Amendment No. 2, dated December 9, 1996, to Master Equipment
              Lease Agreement, dated July 1995, each between the Reality
              Interactive, Inc. and Carlton Financial Corporation
    10.29(5)  Irrevocable Letter of Credit, dated December 9, 1996, from
              BankWindsor in favor of Carlton Financial Corp.
    10.30(6)  Master Distribution Agreement between Reality Interactive, Inc.
              and Interactive Media Communications, dated February 24, 1997
    10.31(6)  Multinational Copyright Exploitation Agreement between Reality
              Interactive, Inc. and the International Organization for
              Standardization, dated February 17, 1997
    10.32(6)  Multinational Copyright Exploitation Agreement between Reality
              Interactive, Inc. and the International Organization for
              Standardization, dated February 17, 1997
      23.1    Consent of Price Waterhouse LLP
      27.1    Financial Data Schedule for the Year Ended December 31, 1997
      99.1    Cautionary Statement

     (1) Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (File No. 333-01508C), as filed with the Securities and Exchange Commission on April 9, 1996.

     (2) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1996.

     (3) Incorporated by reference to the Company's Form 10-QSB for the quarter ended June 30, 1996.

     (4) Incorporated by reference to the Company's Form 10-QSB for the quarter ended September 30, 1996.

     (5) Incorporated by reference to the Company's Form 10-KSB for the year ended December 31, 1996.

     (6) Incorporated by reference to the Company's Form 10-QSB for the quarter ended March 31, 1997.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the last quarter of the period covered by this report.

                                     SIGNATURES


     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REALITY INTERACTIVE, INC.


Dated:  March 30, 1998                 By  /s/  Wesley W. Winnekins
                                         -------------------------------------
                                                Wesley W. Winnekins
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Name                              Title                                     Date
          ----                              -----                                     ----

/s/  Paul J. Wendorff         Chairman, Chief Executive Officer,
----------------------------  President and Director
     Paul J. Wendorff         (Principal Executive Officer)                     March 30, 1998

/s/  Wesley W. Winnekins      Chief Financial Officer and Secretary
----------------------------  (Principal Financial and Accounting Officer)      March 30, 1998
     Wesley W. Winnekins

/s/  Ronald E. Eibensteiner   Director                                          March 30, 1998
----------------------------
  Ronald E. Eibensteiner

/s/  James A. Bernards        Director                                          March 30, 1998
----------------------------
     James A. Bernards


                                   EXHIBIT INDEX


   Exhibit
     No.        Description                                                              Page No.
 -----------    -----------------------------------------------------------------        --------
    23.1        Consent of Price Waterhouse LLP..................................           20
    27.1        Financial Data Schedule for the Year Ended December 31, 1997.....
    99.1        Cautionary Statement.............................................           21


                           INDEX TO FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----
         Report of Independent Accountants.......................    F-2

         Balance Sheet...........................................    F-3

         Statement of Operations.................................    F-4

         Statement of Stockholders' Equity.......................    F-5

         Statement of Cash Flows.................................    F-6

         Notes to Financial Statements........................... F-7 to F-13

                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
 and Stockholders of
 Reality Interactive, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Reality Interactive, Inc. at December 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP
Minneapolis, Minnesota
February 16, 1998

                             REALITY INTERACTIVE, INC.
                                   BALANCE SHEET


                                                                   DECEMBER 31,
      ASSETS                                                   1996            1997
      ------                                                   ----            ----
Current assets:
  Cash and cash equivalents                              $     508,728   $    487,994
  Short-term investments                                     4,744,712      1,530,545
  Accounts receivable                                           97,396        410,916
  Inventory                                                    134,853         71,197
  Prepaid expenses and other current assets                     62,835         52,357
                                                         -------------   ------------
     Total current assets                                    5,548,524      2,553,009
                                                         -------------   ------------

Fixed assets, net                                              191,936        121,971
Restricted cash                                                116,800         58,500
Other assets                                                    28,481         19,850
                                                         -------------   ------------
     Total assets                                        $   5,885,741   $  2,753,330
                                                         -------------   ------------
                                                         -------------   ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
  Accounts payable                                       $     116,388   $     36,117
  Accrued liabilities                                          118,686        130,213
  Deferred revenue                                               2,697        181,906
  Other current liabilities                                      9,648          1,694
                                                         -------------   ------------
     Total current liabilities                                 247,419        349,930
                                                         -------------   ------------

Commitments (Note 5)

Stockholders' equity:
  Common stock, $.01 par value, 25,000,000 shares
     authorized 4,677,407 shares issued and outstanding
     at both dates                                              46,774         46,774
  Additional paid-in capital                                15,386,692     15,386,692
  Accumulated deficit                                       (9,795,144)   (13,030,066)
                                                         -------------   ------------
     Total stockholders' equity                              5,638,322      2,403,400
                                                         -------------   ------------
     Total liabilities and stockholders' equity          $   5,885,741   $  2,753,330
                                                         -------------   ------------
                                                         -------------   ------------


                 See accompanying notes to the financial statements

                             REALITY INTERACTIVE, INC.
                              STATEMENT OF OPERATIONS



                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                               1996          1997
                                                               ----          ----
Product revenues                                         $     484,127   $    906,918
Service revenues                                                  -           313,105
                                                         -------------   ------------
     Total revenues                                            484,127      1,220,023
                                                         -------------   ------------
Cost of product revenues                                       107,008        203,951
Cost of service revenues                                          -           195,193
                                                         -------------   ------------
     Total cost of revenues                                    107,008        399,144
                                                         -------------   ------------

Gross profit                                                   377,119        820,879
                                                         -------------   ------------

Operating expenses:
  Sales and marketing                                        2,531,058      1,112,846
  Research and development                                   2,355,922      1,351,658
  General and administrative                                 1,529,418      1,766,764
                                                         -------------   ------------
     Total operating expenses                                6,416,398      4,231,268
                                                         -------------   ------------

Operating loss                                              (6,039,279)    (3,410,389)
                                                         -------------   ------------

Other income (expense):
  Interest income (expense), net                                21,263        175,467
  Debt offering costs                                         (113,486)          -
                                                         -------------   ------------
     Total other income (expense)                              (92,223)       175,467
                                                         -------------   ------------

Loss before extraordinary item                              (6,131,502)    (3,234,922)
Extraordinary loss on early retirement of debt                (219,470)          -
                                                         -------------   ------------
Net loss                                                 $  (6,350,972)  $ (3,234,922)
                                                         -------------   ------------
                                                         -------------   ------------
Basic and Diluted Earnings (Loss) Per Share:
  Loss before extraordinary item                         $       (1.62)  $      (0.69)
  Extraordinary loss                                             (0.06)          -
                                                         -------------   ------------
  Net loss                                               $       (1.68)  $      (0.69)
                                                         -------------   ------------
                                                         -------------   ------------
Weighted average common shares outstanding                   3,787,893      4,677,407
                                                         -------------   ------------
                                                         -------------   ------------

                 See accompanying notes to the financial statements

                              REALITY INTERACTIVE, INC.
                         STATEMENT OF STOCKHOLDERS' EQUITY



                                                                  NUMBER                  ADDITIONAL                       TOTAL
                                                                 OF SHARES    COMMON       PAID-IN        ACCUMULATED  STOCKHOLDERS'
                                                                  ISSUED       STOCK       CAPITAL         DEFICIT        EQUITY
                                                                  ------       -----       -------         -------        ------
Balance at December 31, 1995                                    1,643,611  $   16,436   $  1,384,397  $  (3,444,172)  $ (2,043,339)

Detachable warrants issued in connection
 with bridge note   financing - January 1996                         -           -           336,000           -           336,000
Units issued at initial public offering
 - April 1996 (less offering costs of $1,617,970)               2,200,000      22,000     11,010,030           -        11,032,030
Shares issued upon conversion of mandatorily
 redeemable convertible preferred stock - April 1996              726,900       7,269      2,118,693           -         2,125,962
Units issued to cover underwriter's
 overallotments - May 1996 (less offering costs of $60,375)       100,000       1,000        513,625           -           514,625
Shares issued upon conversion of bridge notes - May 1996
  (less offering costs of $1,977)                                   6,346          63         22,963           -            23,026
Shares issued upon exercise of incentive
 stock options - June 1996                                            550           6            984           -               990

Net loss                                                             -           -              -        (6,350,972)    (6,350,972)
                                                                ---------  ----------   ------------  -------------   ------------
Balance at December 31, 1996                                    4,677,407      46,774     15,386,692     (9,795,144)     5,638,322

Net loss                                                             -           -              -        (3,234,922)    (3,234,922)
                                                                ---------  ----------   ------------  -------------   ------------
Balance at December 31, 1997                                    4,677,407  $   46,774   $ 15,386,692  $ (13,030,066)  $  2,403,400
                                                                ---------  ----------   ------------  -------------   ------------
                                                                ---------  ----------   ------------  -------------   ------------



                 See accompanying notes to the financial statements

                                    REALITY INTERACTIVE, INC.
                                     STATEMENT OF CASH FLOWS

                                                                                               YEAR ENDED
                                                                                               DECEMBER 31,
                                                                                   1996                          1997
                                                                                   ----                          ----
Cash flows from operating activities:
  Net loss                                                                  $   (6,350,972)             $     (3,234,922)
  Reconciliation of net loss to net cash used by
    operating activities:
     Depreciation and amortization                                                 120,000                        96,308
     Noncash interest expense related to warrants                                  193,979                          -
     Extraordinary loss related to early retirement of debt
       (interest expense related to warrants)                                      142,021                          -
     Changes in assets and liabilities:
        Accounts receivable                                                        (79,159)                     (313,520)
        Inventory                                                                 (106,494)                       63,656
        Prepaid expenses and other assets                                          (68,888)                       19,109
        Accounts payable                                                           (72,235)                      (80,272)
        Accrued liabilities                                                         28,269                        11,527
        Other current liabilities                                                   12,345                       171,255
                                                                            --------------               ---------------
           Net cash used by operating activities                                (6,181,134)                   (3,266,859)
                                                                            --------------               ---------------

Cash flows from investing activities:
  Purchases of fixed assets                                                       (308,241)                      (26,343)
  Purchases of short-term investments                                          (10,244,712)                     (180,832)
  Sales of short-term investments                                                5,500,000                     3,395,000
  Cash restricted for operating leases                                               2,200                        58,300
                                                                            --------------               ---------------
           Net cash used by investing activities                                (5,050,753)                    3,246,125
                                                                            --------------               ---------------

Cash flows from financing activities:
  Repayments of capital lease obligation                                           (14,127)                         -
  Repayment of notes payable                                                      (201,002)                         -
  Proceeds from convertible notes payable                                        2,800,000                          -
  Repayment of convertible notes payable                                        (2,776,974)                         -
  Proceeds from sale leaseback of fixed assets                                     266,157                          -
  Net proceeds from initial public offering                                     11,546,655                          -
  Proceeds from exercise of stock options                                              990                          -
                                                                            --------------               ---------------
           Net cash provided by financing activities                            11,621,699                          -
                                                                            --------------               ---------------

Net cash provided (used) during period                                             389,812                       (20,734)
Cash and cash equivalents:
  Beginning of period                                                              118,916                       508,728
                                                                            --------------               ---------------
  End of period                                                             $      508,728                $      487,994
                                                                            --------------               ---------------
                                                                            --------------               ---------------

Supplemental disclosures of cash flow information:
  Cash paid for interest                                                    $       92,285                $         -
  Noncash investing and financing activities:
     Warrants issued in connection with notes payable                       $      336,000                $         -
     Conversion of mandatorily redeemable convertible
       preferred stock to common stock                                      $    2,125,962                $         -
     Conversion of bridge notes payable to common stock                     $       25,003                $         -



                 See accompanying notes to the financial statements

REALITY INTERACTIVE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1997



1.   ORGANIZATION AND STATUS

     Reality Interactive, Inc. (the Company) was incorporated on May 24, 1994 for the purpose of developing interactive multimedia knowledge solutions for the industrial marketplace. Since inception, the Company has developed several off-the-shelf multimedia training products within the areas of international quality and environmental management standards. To better align with the needs of the marketplace, the Company recently began offering multimedia development services to help customers improve business performance through technology-assisted knowledge transfer. The Company consults with its customers to identify initiatives and corporate best practices that are key to improving productivity, quality, cost reduction and time to market. The Company then uses its expertise with interactive technologies, such as the Web and multimedia, to develop solutions that foster enterprise-wide learning and culture change.

     Through the third quarter of 1997 the Company was in the development stage. The Company has an accumulated deficit of $13,030,066. To become profitable and to conserve capital, management's plans are to significantly increase revenues in part through custom multimedia projects and control expenses. Future operating results will depend upon many factors, including the rate at which industry adopts interactive multimedia and Web technology for education, training and knowledge transfer, the level of product and price competition, the Company's success in maturing its direct and indirect sales channels and the ability of the Company to manage its expenses in relation to sales.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include highly liquid investments with original maturities of less than 90 days and are generally invested in money market funds and certificates of deposit.

     SHORT-TERM INVESTMENTS
     Short-term investments consist of commercial paper held for periods generally less than 90 days. These investments are considered available for sale and are carried at fair value. The estimated fair value of the investments approximates the amortized cost, and therefore, there are no unrealized gains or losses at December 31, 1996 and 1997, respectively.

     REVENUE RECOGNITION
     Revenue derived from product sales and licenses is recognized upon shipment of the products. The Company has no significant obligations after shipment. Revenue derived from multimedia and Web-based development services is recognized on the percentage of completion method over the life of each project, which may range from three to nine months. Project costs include all direct labor costs and other direct costs related to service performance, such as contract labor, supplies and equipment costs. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross profits, if any, reported during the periods where the project is ongoing may not accurately reflect the final results of the project. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. Revenue is reported net of reimbursable expenses.

     INVENTORY
     Inventory consists primarily of software media, manuals and related packaging materials. Inventory is carried at the lower of cost or market using the first-in, first-out valuation method.

     FIXED ASSETS
     Fixed assets are stated at cost. Accelerated depreciation methods are used for both book and tax purposes over the estimated useful life of the equipment. Leasehold improvements are amortized over the lease term using the straight-line method.

     INCOME TAXES
     Income taxes are accounted for using the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

     NET LOSS PER SHARE
     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 applies to entities with publicly held common stock and is effective for financial statements for both interim and annual periods ending after December 15, 1997. After the effective date, all prior-period earnings (loss) per share data presented shall be restated to conform to the provisions of this statement. Under SFAS No. 128, the presentation of primary earnings (loss) per share is replaced with a presentation of basic earnings (loss) per share. SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for entities with complex capital structures. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity and is similar to the former fully diluted earnings (loss) per share calculation. The Company has adopted SFAS No. 128 for the year ended December 31, 1997 and all net earnings (loss) per share data presented complies with this statement. For the year ended December 31, 1997, and for all prior periods presented, basic and diluted loss per share for the Company is the same because the inclusion of stock options and warrants as common stock equivalents would be antidilutive.

     PRODUCT DEVELOPMENT AND RESEARCH
     Expenditures for software development costs and research are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility and proven marketability of the product is established. Costs otherwise capitalizable after technological feasibility is achieved are also generally expensed because they are insignificant.


3.   FIXED ASSETS

     Fixed assets consist of the following:


                                                                 DECEMBER 31,
                                                            1996               1997
                                                            ----               ----
     Computer equipment                                $    297,618       $   318,821
     Office equipment and furniture                         120,064           120,065
     Leasehold improvements                                   4,000             9,140
                                                       ------------       -----------
                                                            421,682           448,026
     Less accumulated depreciation and amortization        (229,746)         (326,055)
                                                       ------------       -----------
                                                       $    191,936       $   121,971
                                                       ------------       -----------
                                                       ------------       -----------


4.   INCOME TAXES

     Significant components of the Company's deferred tax assets are as follows:

                                                           DECEMBER 31,
                                                      1996             1997
                                                      ----             ----
     Deferred tax assets:
          Net operating loss carryforwards      $    3,969,000   $   5,268,000
          Other                                         50,000          50,000
                                                --------------   -------------
             Total deferred tax assets               4,019,000       5,318,000

     Less valuation allowance                       (4,019,000)     (5,318,000)
                                                --------------   -------------
     Net deferred tax assets                    $        -       $      -
                                                --------------   -------------
                                                --------------   -------------



     At December 31, 1997, the Company had net operating loss carryforwards of approximately $12,850,000 for income tax purposes. The net operating loss carryforwards expire in 2009 through 2012 if not previously utilized.

     The Company has determined, based on the weight of available evidence at December 31, 1997, that it is more likely than not the Company's deferred tax assets will not be realized. Accordingly, a valuation allowance has been established for the tax benefits of these items. Future utilization of the available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 due to future significant changes in ownership.

5.   COMMITMENTS

     LEASES
     The Company leases office space, equipment and furniture under various operating lease agreements, the last of which expires in 2000.

     At December 31, 1997, future minimum lease payments under noncancelable operating leases were as follows:

                                                        OPERATING
     YEAR ENDING DECEMBER 31,                            LEASES
     ------------------------                            ------
     1998                                            $    484,415
     1999                                                 157,907
     2000                                                     655
                                                     ------------
     Total future minimum lease payments             $    642,977
                                                     ------------
                                                     ------------


     Rent expense was approximately $324,000 and $341,164 for the periods ended December 31, 1996 and 1997, respectively.

     The Company has entered into agreements with third party content providers and marketing partners that require royalty payments to be made based upon the sales of the Company's products. The amount expensed under these agreements for 1996 and 1997, all of which was accrued at December 31, 1996 and 1997, totaled approximately $79,800 and $153,396, respectively.

     LETTERS OF CREDIT
     The Company has outstanding letters of credit from a bank as security for operating leases of certain office furniture and equipment. The Company is required to maintain the cash as collateral at the bank which issued the letters of credit. This amount is reflected as restricted cash at December 31, 1996 and 1997.


6.   STOCKHOLDERS' EQUITY

     COMMON STOCK ISSUED
     The holders of Common Stock are entitled to one vote for each share on all matters submitted to a vote of stockholders. Holders of Common Stock have no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions applicable thereto. The outstanding shares of Common Stock are fully paid and nonassessable.

     In April 1996, the Company completed an IPO of 2,200,000 units at a price of $5.75 per unit. Each unit sold consisted of one share of Common Stock and one Redeemable Common Stock Purchase Warrant to purchase one share of Common Stock. The sale of such units resulted in gross proceeds of $12,650,000 and net proceeds of $11,032,030. At the closing of the offering, all 726,900 shares of Mandatorily Redeemable Convertible Preferred Stock outstanding at December 31, 1995 were converted into 726,900 shares of Common Stock.

     In May 1996, the Company issued an additional 100,000 units to its underwriter to cover over-allotments, resulting in gross proceeds of $575,000 and net proceeds of $514,625.

     WARRANTS
     A summary of the Company's warrant activity, all of which occurred after December 31, 1994 is as follows:



                                                                                     EXERCISE
                                                                      NUMBER           PRICE        EXPIRATION
                                                                      ------           -----        ----------

     Outstanding at December 31, 1995                                 285,922       $2.40-$3.00     1998-2000

     Warrants issued in bridge financing                              560,000          $4.31          1999
     Warrants issued in connection with IPO                         2,300,000          $8.00          2000
     Warrants issued to underwriter in connection with IPO            220,000          $6.90          2001
                                                                   ----------
     Outstanding at December 31, 1996                               3,365,922       $2.40-$8.00     1998-2001

     1997 - No activity                                                  -
                                                                   ----------
     Outstanding at December 31, 1997                               3,365,922       $2.40-$8.00     1998-2001
                                                                   ----------
                                                                   ----------


     Such warrants were issued in connection with various financing transactions by the Company. The holders of these warrants are not entitled to vote, receive dividends or exercise any other rights until such warrants have been duly exercised and payment of the purchase price has been made.

     STOCK OPTIONS
     At December 31, 1997, the Company had 700,000 shares of common stock reserved under its 1994 Stock Incentive Plan. The plan provides for grants of incentive and nonqualified stock options to officers, employees and independent contractors. Furthermore, the Company may grant nonqualified options outside of this plan. These stock options generally vest evenly over a three to four year period and are exercisable over periods up to five years from date of grant. In addition, the Company had 400,000 shares of common stock reserved under its 1996 Directors' Stock Option Plan. This plan provides for annual grants of options to purchase 10,000 shares of Common Stock per director per year and vests six months from the date of grant.

     The Board of Directors establishes all terms and conditions of each grant. Stock options are granted at or above fair market value as determined by the Board of Directors at each grant date.

     Option transactions under these plans are summarized as follows:

                                                                                                 EXERCISE        WEIGHTED AVERAGE
                                                                              OPTIONS             PRICE           EXERCISE PRICE
     STOCK INCENTIVE PLAN                                                   OUTSTANDING         PER SHARE           PER SHARE
     --------------------                                                   -----------         ---------           ---------

     Options outstanding at December 31, 1995                                 375,000         $1.80 - $3.00           $2.13

     Granted                                                                  181,000         $1.00 - $5.25           $4.50
     Canceled                                                                 (57,400)        $1.80 - $5.25           $3.20
     Exercised                                                                   (550)            $1.80               $1.80
                                                                            ---------
     Options outstanding at December 31, 1996                                 498,050         $1.00 - $5.25           $2.87

     Granted                                                                  585,600         $0.45 - $1.00           $0.82
     Canceled                                                                (600,550)        $0.81 - $5.25           $2.45
                                                                            ---------
     Options outstanding at December 31, 1997                                 483,100         $0.45 - $4.44           $0.90
                                                                            ---------
                                                                            ---------
     Exercisable at December 31, 1997                                          40,000         $1.80 - $4.44           $1.65
                                                                            ---------
                                                                            ---------

                                                                                             WEIGHTED AVERAGE
                                                            OPTIONS        EXERCISE PRICE     EXERCISE PRICE
     DIRECTOR'S STOCK OPTION PLAN                         OUTSTANDING        PER SHARE          PER SHARE
     ----------------------------                         -----------        ---------          ---------
     Options outstanding at December 31, 1996                 -                  -                   -
     Granted                                                20,000             $1.13               $1.13
                                                          -----------
     Options outstanding at December 31, 1997               20,000             $1.13               $1.13
                                                          -----------
                                                          -----------

     The following tables summarize stock options outstanding and exercisable at December 31, 1997:


                                              OUTSTANDING                                      EXERCISABLE
                                 --------------------------------------------         --------------------------
                                             WEIGHTED AVERAGE     WEIGHTED                           WEIGHTED
     EXERCISE                                CONTRACTUAL LIFE     AVERAGE                            AVERAGE
     PRICE RANGE                  OPTIONS       REMAINING      EXERCISE PRICE          OPTIONS    EXERCISE PRICE
     -----------                  -------       ---------      --------------          ------     --------------
     $0.45 - $0.89                303,100         4.65            $  0.70               9,000      $   0.81
     $1.00                        149,000         4.52               1.00                   -             -
     $1.80                         30,000         1.78               1.80              30,000          1.80
     $3.00 - $4.44                  1,000         3.18               3.72               1,000          3.72
                                 --------       ------            -------             -------      --------
                                  483,100         4.48            $  0.86              40,000      $   1.63
                                 --------       ------            -------             -------      --------
                                 --------       ------            -------             -------      --------

     The estimated weighted average grant-date fair value of stock options granted during 1997 was $0.32 per option and $2.36 per option in 1996.

     The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996. As allowed by SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense related thereto. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the following table:


                                                                     1996            1997
                                                                     ----            ----
     Net loss - as reported                                   $  (6,350,972)    $ (3,234,922)
     Net loss - pro forma                                     $  (6,443,983)    $ (3,323,557)
     Basic and Diluted net loss per share - as reported       $       (1.68)    $     ($0.69)
     Basic and Diluted net loss per share - pro forma         $       (1.70)    $     ($0.71)


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                       1996            1997
                                                       ----            ----

     Expected dividend level                              0%             0%
     Expected stock price volatility                     70%            50%
     Risk-free interest rate                              6%             6%
     Expected life of options                        4 years        4 years


7.   SIGNIFICANT CUSTOMERS

     Product and service revenues from clients that individually exceeded 10% of the Company's total revenues included one client at 56% for the year ended December 31, 1997.