Form 10QSB
period 1998-03-31
REALITY INTERACTIVE INC
filed 1998-05-14
CIK 1006655

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                    FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998


                          Commission file number:  0-27862


                             REALITY INTERACTIVE, INC.
               (Exact name of registrant as specified in its charter)


                MINNESOTA                          41-1781991
     ------------------------------     ----------------------------------
     State or other jurisdiction of     I.R.S. Employer Identification No.
     incorporation of organization

                SUITE 400
        7500 FLYING CLOUD DRIVE
     EDEN PRAIRIE, MINNESOTA 55344               (612) 996-6777
     ------------------------------     ----------------------------------
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


At April 30, 1998, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.


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

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products and services; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended March 31, 1998.

                            PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             REALITY INTERACTIVE, INC.
                                   BALANCE SHEET


                                                                      March 31,    December 31,
                                                                        1998           1997
                                                                    ------------   ------------
                                                                     (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents......................................   $     65,087   $    487,994
  Short-term investments.........................................      1,551,261      1,530,545
  Accounts receivable............................................        195,026        410,916
  Inventory......................................................         69,036         71,197
  Prepaid expenses and other current assets......................         71,270         52,357
                                                                    ------------   ------------

    Total current assets.........................................      1,951,680      2,553,009
                                                                    ------------   ------------
Fixed assets, net................................................        104,263        121,971
Restricted cash..................................................         58,500         58,500
Other assets.....................................................         19,850         19,850
                                                                    ------------   ------------
    Total assets.................................................   $  2,134,293   $  2,753,330
                                                                    ------------   ------------
                                                                    ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...............................................   $     59,039   $     36,117
  Accrued liabilities............................................         33,167        130,213
  Deferred revenue...............................................        117,893        181,906
  Other current liabilities......................................              0          1,694
                                                                    ------------   ------------

    Total current liabilities....................................        210,099        349,930

Long-term liabilities............................................              0              0
                                                                    ------------   ------------

    Total liabilities............................................        210,099        349,930
                                                                    ------------   ------------

Stockholders' equity:
  Common stock, $.01 par value, 25,000,000 shares authorized;
    4,677,407 shares outstanding.................................         46,774         46,774
  Additional paid-in capital.....................................     15,386,692     15,386,692
  Accumulated deficit during the development stage...............    (13,509,272)   (13,030,066)
                                                                    ------------   ------------

    Total stockholders' equity...................................      1,924,194      2,403,400
                                                                    ------------   ------------

    Total liabilities and stockholders' equity...................   $  2,134,293   $  2,753,330
                                                                    ------------   ------------
                                                                    ------------   ------------



                 See accompanying notes to the financial statements.

                              REALITY INTERACTIVE, INC.
                               STATEMENT OF OPERATIONS
                                     (UNAUDITED)


                                                                         Three months ended
                                                                              March 31,
                                                                     --------------------------
                                                                         1998           1997
                                                                     -----------    -----------
Product revenues.................................................    $   131,695    $   148,346
Service revenues.................................................        112,644              0
                                                                     -----------    -----------
     Total revenues..............................................        244,339        148,346
                                                                     -----------    -----------

Cost of product revenues.........................................         31,738         37,934
Cost of service revenues.........................................         92,601              0
                                                                     -----------    -----------
     Total cost of revenues......................................        124,339         37,934
                                                                     -----------    -----------

Gross profit.....................................................        120,000        110,412
                                                                     -----------    -----------

Operating expenses:
  Sales and marketing............................................        155,251        405,963
  Research and development.......................................        135,308        396,281
  General and administrative.....................................        332,416        454,139
                                                                     -----------    -----------

     Total operating expenses....................................        622,975      1,256,383
                                                                     -----------    -----------

Operating loss...................................................       (502,975)    (1,145,971)
                                                                     -----------    -----------
Other income (expense):
  Interest income (expense), net.................................         23,769         60,829
  Debt offering costs............................................              0              0
                                                                     -----------    -----------
     Total other income (expense)................................         23,769        60,829
                                                                     -----------    -----------

     Net loss....................................................    $  (479,206)   $(1,085,142)
                                                                     -----------    -----------
                                                                     -----------    -----------

Basic and diluted earnings (loss) per share......................    $      0.10)   $     (0.23)
                                                                     -----------    -----------
                                                                     -----------    -----------

Weighted average common shares outstanding.......................      4,677,407      4,677,407
                                                                     -----------    -----------
                                                                     -----------    -----------



                 See accompanying notes to the financial statements.

                             REALITY INTERACTIVE, INC.
                              STATEMENT OF CASH FLOWS
                                    (UNAUDITED)


                                                                                  Three months ended
                                                                                        March 31,
                                                                              ---------------------------
                                                                                  1998           1997
                                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................................     $   (479,206)  $ (1,085,142)
  Reconciliation of net loss to net cash used by operating activities:
    Depreciation and amortization........................................           22,500         22,500
  Changes in assets and liabilities:
    Accounts receivable..................................................          215,890        (50,721)
    Inventory............................................................            2,161        (44,692)
    Prepaid expenses and other current assets............................          (18,913)        27,660
    Accounts payable.....................................................           22,924            833
    Accrued liabilities..................................................          (96,921)        24,920
    Deferred revenue.....................................................          (64,013)             0
    Other current liabilities............................................           (1,819)        (7,176)
                                                                              ------------   ------------

      Net cash used by operating activities..............................         (397,397)    (1,111,818)
                                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets, net of retirements...........................           (4,793)       (22,721)
  Purchases of short-term investments....................................          (20,717)       (71,193)
  Sale of short-term investments.........................................                0      1,000,000
  Sale of other assets...................................................                0          8,231
                                                                              ------------   ------------
      Net cash used by investing activities..............................          (25,510)       914,317
                                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:                                                    0              0
                                                                              ------------   ------------

Net cash provided (used) during period...................................         (422,907)      (197,501)

CASH AND CASH EQUIVALENTS:
  Beginning of period....................................................          487,994        508,728
                                                                              ------------   ------------

  End of period..........................................................     $     65,087   $    311,227
                                                                              ------------   ------------
                                                                              ------------   ------------



                See accompanying notes to the financial statements.

                             REALITY INTERACTIVE, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                   MARCH 31, 1998
                                    (UNAUDITED)


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

     Through the third quarter of 1997 the Company was in the development stage. The Company has an accumulated deficit of $13,509,272. To become profitable and to conserve capital, management's plans are to significantly increase revenues in part through custom multimedia projects and to control expenses. Future operating results will depend upon many factors, including the rate at which industry adopts interactive multimedia and Web technology for education, training and knowledge transfer, the level of product and price competition, the Company's success in maturing its direct and indirect sales channels and the ability of the Company to manage its expenses in relation to sales.


Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities at the date of the accompanying interim financial statements, and the reported amounts of revenue and expenses during the reporting period.
In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1998.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted. The statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the quarters ended March 31, 1998 and 1997.

RESULTS OF OPERATIONS

     REVENUES.    Revenues were $244,339 for the first quarter of 1998, a 65%
increase from revenues of $148,346 for the first quarter of 1997. The revenue increase was due primarily to service revenues recognized on custom development projects for Sundstrand Aerospace and General Motors Corporation. Revenues derived from custom development services are recognized on the percentage of completion method over the life of each project, which may range from three to nine months. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross profits, if any, reported during the periods where the project is ongoing may not accurately reflect the final results of the project. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. Revenue is reported net of reimbursable expenses.

     For the first quarter of 1998, revenues from Sundstrand Aerospace and General Motors Corporation, along with product sales from Synergie Gmbh, the Company's German distributor, accounted for 24%, 18% and 15% of total revenues for the quarter.

     COST OF REVENUES.    Cost of revenues were $124,339 for the first quarter
of 1998, compared to $37,934 for the first quarter of 1997. The increase in cost of revenues was primarily due to the costs associated with the Sundstrand and General Motors custom development projects, which were classified as cost of service revenues when related project revenues were recognized. Project development costs include all direct labor costs and other direct costs related to service performance, such as contract labor, supplies and equipment costs.

     Cost of product revenues includes the cost of media duplication, packaging materials and royalties earned by business partners and subject matter experts. Such costs are recognized upon the sale and shipment of the Company's products.

     OPERATING EXPENSES.    The Company's operating expenses for the first
quarter of 1998 were $622,975, a 50% decrease from operating expenses of $1,256,383 in the first quarter of 1997. This decrease in operating expenses between the first quarter of 1998 and 1997 was due primarily to an expense control plan the Company implemented in early 1997 to conserve capital, and is explained below in more detail:

     (a)  SALES AND MARKETING.    Sales and marketing expenses were $155,251 for
          the first quarter of 1998 compared to $405,963 for the first quarter of 1997, a 62% decrease. This decrease was due primarily to the following factors:

          - A decrease in personnel from an average of 11 employees during the first quarter of 1997 to an average of 5 employees during the first quarter of 1998. This decrease also lowered other direct selling expenses.

          - A decrease in the number of product marketing initiatives, such as tradeshows, magazine advertising and direct mail programs.

          The Company expects that sales and marketing expenses for the remainder of 1998 will remain consistent with first quarter 1998 levels.

     (b) RESEARCH AND DEVELOPMENT. Research and development expenses were $135,308 for the first quarter of 1998 compared to $396,281 for the first quarter of 1997, a 66% decrease. This decrease was primarily attributed to the following factors:

          - A decrease in development expenditures related to the Company's off-the-shelf products. The Company finished its last CD-ROM series, the ISO 14000 EMS CONFORMANCE SERIES, during the first quarter of 1997.

          - A decrease in personnel from an average of 20 employees during the first quarter of 1997 to an average of 13 employees during the first quarter of 1998.

          - A shift towards providing custom development services, the costs of which get classified as cost of revenues when project revenues are recognized.

          The Company expects that research and development expenses will remain consistent with first quarter 1998 levels, and may even decrease, depending upon the level of sales of the Company's custom development services.

     (c)  GENERAL AND ADMINISTRATIVE.    General and administrative expenses
          were $332,416 for the first quarter of 1998 compared to $454,139 for the first quarter of 1997, a 27% decrease. This decrease was due primarily to a decrease in headcount and lower expenses for executive travel, equipment leases and administrative operating costs due to an overall drop in Company personnel. The Company expects that its general and administrative expenses for the remainder of 1998 will remain consistent with first quarter 1998 levels.

     OTHER INCOME (EXPENSE). The Company's net other income was $23,769 for the first quarter of 1998, compared to net other income of $60,829 for the first quarter of 1997. Net other income consists entirely of interest earned on short-term investments. The decrease between periods is attributed to a decrease in short-term investments.

     NET LOSS. Net loss was $479,206 for the first quarter of 1998, compared to a net loss of $1,085,142 for the first quarter of 1997. The Company expects to continue to experience losses for the foreseeable future in 1998 while the Company works towards building its revenues to a level that exceeds its base operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments were $1,616,348 as of March 31, 1998, compared to $2,018,539 as of December 31, 1997.
This decrease in cash, cash equivalents and short-term investments was due primarily to the net loss from operations for the quarter.

     The Company anticipates that it will continue to experience operating losses and negative cash flow from operations for the foreseeable future in 1998. The Company believes that its current cash balance, along with expected revenues over the foreseeable future, will be sufficient to meet its working capital and capital expenditure requirements at least through December 1998. Thereafter, the Company may need to raise additional funds to finance its operations. In addition, to the extent the Company's revenues do not meet management's expectations, or the Company's growth exceeds management's expectations, the Company may require additional financing prior to December 1998. In such event, there can be no assurance that debt or equity financing would be available to the Company on favorable terms or at all.


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


RECENT DEVELOPMENTS

     On February 27, 1998, the Company received notice from The Nasdaq Stock Market-SM- that the Company's securities (Common Stock, Units and Warrants) are not in compliance with the new minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c)(04), which became effective February 23, 1998. The Company will be provided 90-calendar days, which expires May 28, 1998, in order to regain compliance with this standard. The Company may regain compliance if its securities trade at or above the minimum requirement for at least 10-consecutive trade days. If the Company's securities do not regain compliance within 90 days, it is likely such securities will be delisted from The Nasdaq Stock Market-SM-.

     In the event that the Company's securities are delisted from The Nasdaq Stock Market-SM-, trading in the Company's securities would occur on the Over The Counter Bulletin Board and be subject to certain "Penny Stock Rules." Under Exchange Act Rule 15g-9, broker-dealers must take certain steps prior to selling a "penny stock," including: (i) obtaining financial and investment information from the investor; (ii) a written suitability questionnaire and purchase agreement signed by the investor; (iii) providing the investor a written identification of the shares being offered and in what quantity; and (iv) deliver to the investor a written statement setting forth the basis on which the broker-dealer approved the investor's account for the transaction. If the Penny Stock Rules are not followed by a broker-dealer, the investor has no obligation to purchase the shares. Accordingly, delisting from The Nasdaq Stock Market-SM-and the application of the foregoing Penny Stock Rules may make it more difficult for broker-dealers to sell the Company's securities. In addition, purchasers of the Company's securities may have difficulty in selling such securities in the future in secondary trading markets and the price of such securities may be reduced.

                            PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

EXHIBIT NO.    DESCRIPTION


  27.1         Financial Data Schedules

  99.1         Cautionary Statement



          (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1998

                                      SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             REALITY INTERACTIVE, INC.


Dated: May 14, 1998                          By   /s/  Paul J. Wendorff
                                                -------------------------------
                                                       Paul J. Wendorff
                                                  Its Chief Executive Officer

Dated: May 14, 1998                          By   /s/  Wesley W. Winnekins
                                                -------------------------------
                                                       Wesley W. Winnekins
                                                  Its Chief Financial Officer

                                   EXHIBIT INDEX

Exhibit
  No.     Description                                                   Page No.
-------   -----------------------------------------------------------   --------
 27.1     Financial Data Schedules..................................

 99.1     Cautionary Statement......................................       13