Form 10QSB
period 1998-06-30
REALITY INTERACTIVE INC
filed 1998-08-06
CIK 1006655

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                    FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 1998


                          Commission file number:  0-27862


                             REALITY INTERACTIVE, INC.
               (Exact name of registrant as specified in its charter)


                    MINNESOTA                          41-1781991
          -------------------------------    ---------------------------------
          State or other jurisdiction of     I.R.S. Employer Identification No.
          incorporation of organization

                    SUITE 115
                 6121 BAKER ROAD
            MINNETONKA, MINNESOTA 55345                (612) 253-4700
          -------------------------------    ---------------------------------
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


At July 31, 1998, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.

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

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products and services; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

                           PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             REALITY INTERACTIVE, INC.
                                   BALANCE SHEET



                                                     June 30,     December 31,
                                                       1998           1997
                                                   -----------    ------------
ASSETS                                             (Unaudited)
Current assets:
  Cash and cash equivalents. . . . . . . . . . . .$    794,692   $    487,994
  Short-term investments . . . . . . . . . . . . .           0      1,530,545
  Accounts receivable. . . . . . . . . . . . . . .     250,951        410,916
  Inventory. . . . . . . . . . . . . . . . . . . .      66,780         71,197
  Prepaid expenses and other current assets. . . .      77,055         52,357
                                                   ------------   ------------

     Total current assets. . . . . . . . . . . . .   1,189,478      2,553,009
                                                   ------------   ------------
Fixed assets, net. . . . . . . . . . . . . . . . .      93,941        121,971
Restricted cash. . . . . . . . . . . . . . . . . .     169,500         58,500
Other assets . . . . . . . . . . . . . . . . . . .      15,506         19,850
                                                   ------------   ------------

     Total assets. . . . . . . . . . . . . . . . .$  1,468,425   $  2,753,330
                                                   ------------   ------------
                                                   ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . .$     37,196   $     36,117
  Accrued liabilities. . . . . . . . . . . . . . .      43,171        130,213
  Deferred revenue . . . . . . . . . . . . . . . .      29,643        181,906
  Other current liabilities. . . . . . . . . . . .          10          1,694
                                                   ------------   ------------

     Total current liabilities . . . . . . . . . .     110,020        349,930
                                                   ------------   ------------

Long-term liabilities. . . . . . . . . . . . . . .           0              0
                                                   ------------   ------------

     Total liabilities . . . . . . . . . . . . . .     110,020        349,930
                                                   ------------   ------------
Stockholders' equity:
  Common stock, $.01 par value, 25,000,000
     shares authorized; 4,677,407 shares
     outstanding at both dates . . . . . . . . . .      46,774         46,774
  Additional paid-in capital . . . . . . . . . . .  15,386,692     15,386,692
  Accumulated deficit. . . . . . . . . . . . . . . (14,075,061)   (13,030,066)
                                                   ------------   ------------

     Total stockholders' equity. . . . . . . . . .   1,358,405      2,403,400
                                                   ------------   ------------

     Total liabilities and stockholders' equity. .$  1,468,425   $  2,753,330
                                                   ------------   ------------
                                                   ------------   ------------

                See accompanying notes to the financial statements.

                             REALITY INTERACTIVE, INC.
                              STATEMENT OF OPERATIONS
                                    (UNAUDITED)



                                                      Three months ended                     Six months ended
                                                            June 30,                              June 30,
                                                   ---------------------------       ----------------------------
                                                        1998           1997                1998           1997
                                                   ------------  -------------       -------------  -------------
Product revenues . . . . . . . . . . . . . . . . .$     87,215   $    137,495        $    218,910   $    285,841
Service revenues . . . . . . . . . . . . . . . . .     114,696              0             227,340              0
                                                  -------------  -------------        ------------   ------------
     Total revenues. . . . . . . . . . . . . . . .     201,911        137,495             446,250        285,841
                                                  -------------  -------------        ------------   ------------

Cost of product revenues . . . . . . . . . . . . .      25,625         39,961              57,363         77,896
Cost of service revenues . . . . . . . . . . . . .      91,542              0             184,143              0
                                                  -------------  -------------        ------------   ------------
     Total cost of revenues. . . . . . . . . . . .     117,167         39,961             241,506         77,896
                                                  -------------  -------------        ------------   ------------

Gross profit . . . . . . . . . . . . . . . . . . .      84,744         97,534             204,744        207,945
                                                  -------------  -------------        ------------   ------------
Operating expenses:
  Sales and marketing. . . . . . . . . . . . . . .     168,061        299,275             323,312        705,238
  Research and development . . . . . . . . . . . .     161,683        629,249             296,991      1,025,530
  General and administrative . . . . . . . . . . .     336,239        380,640             668,655        834,779
                                                  -------------  -------------        ------------   ------------
     Total operating expenses. . . . . . . . . . .     665,983      1,309,164           1,288,958      2,565,547
                                                  -------------  -------------        ------------   ------------

Operating loss.. . . . . . . . . . . . . . . . . .    (581,239)    (1,211,630)         (1,084,214)    (2,357,602)
                                                  -------------  -------------        ------------   ------------

Interest income (expense), net . . . . . . . . . .      15,450         46,646              39,219        107,476

     Net loss. . . . . . . . . . . . . . . . . . .$   (565,789)  $ (1,164,984)        $(1,044,995)   $(2,250,126)
                                                  -------------  -------------        ------------   ------------
                                                  -------------  -------------        ------------   ------------

Basic and diluted loss per share . . . . . . . . .$      (0.12)  $      (0.25)        $     (0.22)   $     (0.48)
                                                  -------------  -------------        ------------   ------------
                                                  -------------  -------------        ------------   ------------

Weighted average common shares outstanding . . . .   4,677,407      4,677,407           4,677,407      4,677,407
                                                  -------------  -------------        ------------   ------------
                                                  -------------  -------------        ------------   ------------

See accompanying notes to the financial statements.

                             REALITY INTERACTIVE, INC.
                              STATEMENT OF CASH FLOWS
                                    (UNAUDITED)


                                                      Six months ended
                                                           June 30,
                                                  ----------------------------
                                                      1998             1997
                                                  -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss . . . . . . . . . . . . . . . . . . . .$ (1,044,995)  $ (2,250,126)
  Reconciliation of net loss to net cash used by
     operating activities:
     Depreciation and amortization . . . . . . . .      33,117         44,856
  Changes in assets and liabilities:
     Accounts receivable . . . . . . . . . . . . .     159,965        (52,620)
     Inventory . . . . . . . . . . . . . . . . . .       4,417        (26,431)
     Prepaid expenses and other assets.. . . . . .     (20,354)           505
     Accounts payable. . . . . . . . . . . . . . .       1,079        (51,027)
     Accrued liabilities . . . . . . . . . . . . .     (87,042)       125,325
     Deferred revenue. . . . . . . . . . . . . . .    (152,263)             0
     Other current liabilities . . . . . . . . . .      (1,684)        49,167
                                                   ------------   ------------
         Net cash used by operating activities . .  (1,107,760)    (2,160,351)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets . . . . . . . . . . . .      (5,087)       (25,846)
  Purchases of short-term investments. . . . . . .     (32,977)      (119,485)
  Sale of short-term investments . . . . . . . . .   1,563,522      2,000,000
  Cash restricted for operating leases . . . . . .    (111,000)             0
                                                   ------------   ------------
         Net cash used by investing activities . .   1,414,458      1,854,669
                                                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:                        0              0
                                                   ------------   ------------

Net cash provided (used) during period . . . . . .     306,698       (305,682)
CASH AND CASH EQUIVALENTS:
  Beginning of period. . . . . . . . . . . . . . .     487,994        508,728
                                                   ------------   ------------

  End of period. . . . . . . . . . . . . . . . . .$    794,692   $    203,046
                                                   ------------   ------------
                                                   ------------   ------------

See accompanying notes to the financial statements.

                             REALITY INTERACTIVE, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                   JUNE 30, 1998
                                    (UNAUDITED)


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

     Through the third quarter of 1997 the Company was in the development stage. The Company has an accumulated deficit of $14,075,061. To become profitable and to conserve capital, management's plans are to significantly increase revenues in part through custom multimedia projects and to control expenses. Future operating results will depend upon many factors, including the rate at which industry adopts interactive multimedia and Web technology for education, training and knowledge transfer, the level of product and price competition, the Company's success in maturing its direct and indirect sales channels and the ability of the Company to manage its expenses in relation to sales.

Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities at the date of the accompanying interim financial statements, and the reported amounts of revenue and expenses during the reporting period.
In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1998.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the quarter and six months ended June 30, 1998 and 1997.

RESULTS OF OPERATIONS

     REVENUES.    Revenues were $201,911 for the second quarter of 1998, a
47% increase from revenues of $137,495 for the first quarter of 1997. For the six month period ended June 30, 1998, revenues were $446,250, a 56% increase over revenues of $285,841 for the comparable period of 1997. The revenue increase was due primarily to service revenues recognized on custom development projects for Sundstrand Aerospace and General Motors Corporation. Revenues derived from custom development services are recognized on the percentage of completion method over the life of each project, which may range from three to nine months. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross profits, if any, reported during the periods where the project is ongoing may not accurately reflect the final results of the project. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. Revenue is reported net of reimbursable expenses.

     For the second quarter of 1998, revenues from Sundstrand Aerospace and General Motors Corporation, along with product sales from Synergie Gmbh, the Company's German distributor, accounted for 39%, 17% and 20% of total revenues for the quarter. For the six months ended June 30, 1998, revenues from Sundstrand Aerospace, General Motors Corporation and Synergie Gmbh accounted for 31%, 18% and 17% of total revenues.

     COST OF REVENUES. Cost of revenues were $117,167 for the second quarter of 1998, compared to $39,961 for the second quarter of 1997. For the six month period ended June 30, 1998, cost of revenues were $241,506, compared to cost of revenues of $77,896 for the same period of 1997. The increase in cost of revenues was primarily due to the costs associated with the Sundstrand and General Motors custom development projects, which were classified as cost of service revenues when related project revenues were recognized. Project development costs include all direct labor costs and other direct costs related to service performance, such as contract labor, supplies and equipment costs.

     Cost of product revenues includes the cost of media duplication, packaging materials and royalties earned by business partners and subject matter experts. Such costs are recognized upon the sale and shipment of the Company's products.

     OPERATING EXPENSES.    The Company's operating expenses for the second
quarter of 1998 were $665,983, a 49% decrease from operating expenses of $1,309,164 in the second quarter of 1997. For the six month period ended June 30, 1998, operating expenses were $1,288,958, a 50% decrease over operating expenses of $2,565,547 for the same period of 1997. This decrease in operating expenses between 1998 and 1997 was due primarily to the following areas:

     (a)  SALES AND MARKETING.    Sales and marketing expenses were $168,061 for
          the second quarter of 1998 compared to $299,275 for the second quarter of 1997, a 44% decrease. For the six-month period ended June 30, 1998, sales and marketing expenses were $323,312, a 54% decrease from sales and marketing expenses of $705,238 for the same period of 1997. This decrease between periods was due primarily to fewer direct sales people, lower sales travel expenses and a decrease in the number of marketing programs.

          The Company expects that sales and marketing expenses for the remainder of 1998 will moderately decrease from second quarter 1998 levels.

     (b)  RESEARCH AND DEVELOPMENT.    Research and development expenses were
          $161,683 for the second quarter of 1998 compared to $629,249 for the first quarter of 1997, a 74% decrease. For the six month period ended June 30, 1998, research and development expenses were $296,991, a 71% decrease from research and development expenses of $1,025,530 for the same period of 1997. This decrease was primarily attributed to a decrease in the number of development personnel, and a shift towards providing custom development services, the costs of which get classified as cost of revenues when project revenues are recognized.

          The Company expects that research and development expenses will remain consistent for the remainder of 1998.

     (c) GENERAL AND ADMINISTRATIVE. General and administrative expenses were $336,239 for the second quarter of 1998 compared to $380,640 for the second quarter of 1997, a 12% decrease. For the six month period ended June 30, 1998, general and administrative expenses were $668,655, a 20% decrease from general and administrative expenses of $834,779 for the same period of 1997. This decrease was due primarily to a decrease in headcount and lower expenses for executive travel, equipment leases and administrative operating costs due to an overall drop in Company personnel. The Company expects that its general and administrative expenses will remain consistent for the remainder of 1998.

     OTHER INCOME (EXPENSE). The Company's net other income was $15,450 for the second quarter of 1998, compared to net other income of $46,646 for the second quarter of 1997. For the six month period ended June 30, 1998, net other income was $39,219, compared to net other income of $107,476 for the same period of 1997. Net other income consists entirely of interest earned on short-term investments. The decrease between periods is attributed to a decrease in short-term investments.

     NET LOSS. Net loss was $565,789 for the second quarter of 1998, compared to a net loss of $1,164,984 for the second quarter of 1997. For the six-month period ended June 30, 1998, net loss was $1,044,995, compared to a net loss of $2,250,126 for the same period of 1997. The Company expects to continue to experience losses for the foreseeable future in 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments were $794,692 as of June 30, 1998, compared to $2,018,539 as of December 31, 1997.
This decrease in cash, cash equivalents and short-term investments was due primarily to the net loss from operations for the six-months ended June 30, 1998.

     As of June 30, 1998, the Company had outstanding letters of credit from a bank totaling $169,500. The letters of credit secure an operating lease of office furniture and an office lease for its business premises. The Company is required to maintain at the bank a cash amount equal to the letters of credit until such letters of credit expire. A letter of credit in the amount of $58,500 is scheduled to expire in November 1998, with the remaining letter of credit in the amount of $111,000 scheduled to expire in July 1999.

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

RECENT DEVELOPMENTS

     On May 27, 1998, the Company's securities (Common Stock, Units and Warrants) were delisted from The Nasdaq Stock Market-SM-. The delisting was the result of noncompliance with the new minimum bid price requirement, pursuant to NASD Marketplace Rule 4310(c)(04), which became effective February 23, 1998.

     Trading in the Company's securities now occurs on the Over The Counter Bulletin Board and will be subject to certain "Penny Stock Rules." Under Exchange Act Rule 15g-9, broker-dealers must take certain steps prior to selling a "penny stock," including: (i) obtaining financial and investment information from the investor; (ii) a written suitability questionnaire and purchase agreement signed by the investor; (iii) providing the investor a written identification of the shares being offered and in what quantity; and (iv) deliver to the investor a written statement setting forth the basis on which the broker-dealer approved the investor's account for the transaction. If the Penny Stock Rules are not followed by a broker-dealer, the investor has no obligation to purchase the shares. Accordingly, delisting from The Nasdaq Stock Market-SM-and the application of the foregoing Penny Stock Rules may make it more difficult for broker-dealers to sell the Company's securities. In addition, purchasers of the Company's securities may have difficulty in selling such securities in the future in secondary trading markets and the price of such securities may be reduced.

                             PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          EXHIBIT NO.         DESCRIPTION

          27.1                Financial Data Schedules

          99.1                Cautionary Statement




     (b)  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the quarter ended June 30,
          1998

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             REALITY INTERACTIVE, INC.


Dated: August 7, 1998                   By  /s/   Paul J. Wendorff
                                          -------------------------------
                                                  Paul J. Wendorff
                                             Its Chief Executive Officer


Dated: August 7, 1998                   By  /s/   Wesley W. Winnekins
                                          -------------------------------
                                                  Wesley W. Winnekins
                                             Its Chief Financial Officer

                                    EXHIBIT INDEX


     Exhibit
       No.          Description                                  Page No.
     -------        ----------------------------------------     --------
    27.1            Financial Data Schedules . . . . . . . .

    99.1            Cautionary Statement . . . . . . . . . .        13