Form 10QSB
period 1998-09-30
REALITY INTERACTIVE INC
filed 1998-11-13
CIK 1006655

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                    FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998


                          Commission file number:  0-27862


                             REALITY INTERACTIVE, INC.
               (Exact name of registrant as specified in its charter)


                  MINNESOTA                          41-1781991
                  ---------                          ---------
          State or other jurisdiction of     I.R.S. Employer Identification No.
          incorporation of organization

                   SUITE 115
                6121 BAKER ROAD
            Minnetonka, Minnesota 55345                  (612) 253-4700
            ---------------------------                  --------------
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


At October 31, 1998, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.


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

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products and services; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," to this Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998.

                           PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                             REALITY INTERACTIVE, INC.
                                   BALANCE SHEET


                                                                              September 30,         December 31,
                                                                                  1998                  1997
                                                                              ------------          ------------
                                                                               (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents..... . . . . . . . . . . . . . . . . . . . .   $     522,505       $     487,994
    Short-term investments...... . . . . . . . . . . . . . . . . . . . . .               0           1,530,545
    Accounts receivable... . . . . . . . . . . . . . . . . . . . . . . . .         172,159             410,916
    Inventory....... . . . . . . . . . . . . . . . . . . . . . . . . . . .          64,574              71,197
    Prepaid expenses and other current assets. . . . . . . . . . . . . . .          39,410              52,357
                                                                             -------------       -------------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . .         798,648           2,553,009
                                                                             -------------       -------------
Fixed assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          78,834             121,971
Restricted cash... . . . . . . . . . . . . . . . . . . . . . . . . . . . .         169,500              58,500
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,507              19,850
                                                                             -------------       -------------
        Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,062,489       $   2,753,330
                                                                             -------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...... . . . . . . . . . . . . . . . . . . . . . . . .         $15,490             $36,117
    Accrued liabilities..... . . . . . . . . . . . . . . . . . . . . . . .          31,130             130,213
    Deferred revenue...... . . . . . . . . . . . . . . . . . . . . . . . .          19,643             181,906
    Other current liabilities. . . . . . . . . . . . . . . . . . . . . . .               0               1,694
                                                                             -------------       -------------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . .          66,263             349,930
Long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . .               0                   0
                                                                             -------------       -------------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          66,263             349,930
                                                                             -------------       -------------

Stockholders' equity:
    Common stock, $.01 par value, 25,000,000 shares authorized;
        4,677,407 shares outstanding at both dates . . . . . . . . . . . .          46,774              46,774
    Additional paid-in capital.......... . . . . . . . . . . . . . . . . .      15,386,692          15,386,692
    Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . .     (14,437,240)        (13,030,066)
                                                                             -------------       -------------
        Total stockholders' equity . . . . . . . . . . . . . . . . . . . .         996,226           2,403,400
                                                                             -------------       -------------
        Total liabilities and stockholders' equity . . . . . . . . . . . .   $   1,062,489       $   2,753,330
                                                                             -------------       -------------
                                                                             -------------       -------------


                See accompanying notes to the financial statements.

                             REALITY INTERACTIVE, INC.
                              STATEMENT OF OPERATIONS
                                    (UNAUDITED)




                                                                          Three months ended            Nine months ended
                                                                              September 30,                September 30,
                                                                        -----------------------       -----------------------
                                                                          1998           1997           1998           1997
                                                                    ------------    -----------    -----------    -----------

Product revenues . . . . . . . . . . . . . . . . . . . . . . . .        $106,900       $530,468       $325,810       $816,309
Service revenues . . . . . . . . . . . . . . . . . . . . . . . .          69,700              0        297,040              0
                                                                    ------------    -----------    -----------    -----------
        Total revenues . . . . . . . . . . . . . . . . . . . . .         176,600        530,468        622,850        816,309
                                                                    ------------    -----------    -----------    -----------
Cost of product revenues . . . . . . . . . . . . . . . . . . . .          13,067         95,022         70,430        172,918
Cost of service revenues . . . . . . . . . . . . . . . . . . . .          55,752              0        239,895              0
                                                                    ------------    -----------    -----------    -----------
        Total cost of revenues . . . . . . . . . . . . . . . . .          68,819         95,022        310,325        172,918
                                                                    ------------    -----------    -----------    -----------
Gross profit . . . . . . . . . . . . . . . . . . . . . . . . . .         107,781        435,446        312,525        643,391
                                                                    ------------    -----------    -----------    -----------

Operating expenses:
    Sales and marketing. . . . . . . . . . . . . . . . . . . . .          94,352        216,129        417,664        921,367
    Research and development . . . . . . . . . . . . . . . . . .         142,459        225,988        439,450      1,251,518
    General and administrative . . . . . . . . . . . . . . . . .         242,598        434,630        911,253      1,269,409
                                                                    ------------    -----------    -----------    -----------
        Total operating expenses . . . . . . . . . . . . . . . .         479,409        876,747      1,768,367      3,442,294
                                                                    ------------    -----------    -----------    -----------

Operating loss . . . . . . . . . . . . . . . . . . . . . . . . .        (371,628)      (441,301)    (1,455,842)    (2,798,903)
                                                                    ------------    -----------    -----------    -----------
Interest income (expense), net . . . . . . . . . . . . . . . . .           9,449         39,369         48,668        146,845
        Net loss . . . . . . . . . . . . . . . . . . . . . . . .       $(362,179)     $(401,932)   $(1,407,174)   $(2,652,058)
                                                                    ------------    -----------    -----------    -----------
                                                                    ------------    -----------    -----------    -----------
Basic and diluted loss per share . . . . . . . . . . . . . . . .          $(0.08)        $(0.09)        $(0.30)        $(0.57)
                                                                    ------------    -----------    -----------    -----------
                                                                    ------------    -----------    -----------    -----------
Weighted average common shares outstanding . . . . . . . . . . .       4,677,407      4,677,407      4,677,407      4,677,407
                                                                    ------------    -----------    -----------    -----------
                                                                    ------------    -----------    -----------    -----------


                          See accompanying notes to the financial statements.

                                              REALITY INTERACTIVE, INC.
                                               STATEMENT OF CASH FLOWS
                                                      (UNAUDITED)


                                                                                         Nine months ended
                                                                                            September 30,
                                                                                 ----------------------------------
                                                                                        1998               1997
                                                                                 -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   (1,407,174)        $(2,652,058)
    Reconciliation of net loss to net cash used by operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . .               48,115              65,791
    Changes in assets and liabilities:
        Accounts receivable. . . . . . . . . . . . . . . . . . . . . . . .              238,757            (516,911)
        Inventory. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                6,623             (27,873)
        Prepaid expenses and other assets. . . . . . . . . . . . . . . . .               17,290              14,842
        Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .              (20,627)            (68,239)
        Accrued liabilities. . . . . . . . . . . . . . . . . . . . . . . .              (99,083)            156,508
        Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . .             (162,263)            157,736
        Other current liabilities. . . . . . . . . . . . . . . . . . . . .               (1,694)             (1,961)
                                                                                  -------------        ------------
            Net cash used by operating activities. . . . . . . . . . . . .           (1,380,056)         (2,872,165)
                                                                                  -------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets.. . . . . . . . . . . . . . . . . . . . . . .               (4,978)            (25,369)
    Purchases of short-term investments. . . . . . . . . . . . . . . . . .              (32,977)           (157,267)
    Sale of short-term investments . . . . . . . . . . . . . . . . . . . .            1,563,522           2,895,000
    Cash restricted for operating leases . . . . . . . . . . . . . . . . .             (111,000)                  0
                                                                                  -------------        ------------
            Net cash used by investing activities. . . . . . . . . . . . .            1,414,567           2,712,364
                                                                                  -------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:. . . . . . . . . . . . . . . . . . .                    0                   0
                                                                                  -------------        ------------
Net cash provided (used) during period . . . . . . . . . . . . . . . . . .               34,511            (159,801)
CASH AND CASH EQUIVALENTS:
    Beginning of period. . . . . . . . . . . . . . . . . . . . . . . . . .              487,994             508,728
                                                                                  -------------        ------------
    End of period. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $522,505            $348,927
                                                                                  -------------        ------------


                   See accompanying notes to the financial statements.

                             REALITY INTERACTIVE, INC.
                           NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER 30, 1998
                                    (UNAUDITED)


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

     Through the third quarter of 1997 the Company was in the development stage. The Company has an accumulated deficit of $14,437,240. To become profitable and to conserve capital, management's plans are to significantly increase revenues in part through custom multimedia projects and to control expenses. Future operating results will depend upon many factors, including the rate at which industry adopts interactive multimedia and Web technology for education, training and knowledge transfer, the level of product and price competition, the Company's success in maturing its direct and indirect sales channels and the ability of the Company to manage its expenses in relation to sales.

Basis of Presentation

     The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information. The preparation of financial statements in accordance with generally accepted accounting principles require management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, including the disclosure of contingent assets and liabilities at the date of the accompanying interim financial statements, and the reported amounts of revenue and expenses during the reporting period. In the opinion of management, the interim financial statements include all adjustments necessary for a fair presentation of the results of operations for the interim periods presented. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1998.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the quarter and nine months ended September 30, 1998 and 1997.

RESULTS OF OPERATIONS

     REVENUES.    Revenues were $176,600 for the third quarter of 1998, a 67%
decrease from revenues of $530,468 for the third quarter of 1997. For the nine month period ended September 30, 1998, revenues were $622,850, a 24% decrease over revenues of $816,309 for the comparable period of 1997.

The revenue decrease was due primarily to a decrease in sales of the Company's off-the-shelf multimedia products. For the three and nine months ended September 30, 1998, products sales decreased approximately 80% and 60% respectively, compared to the same periods in 1997. Products sales decreased as a result of a smaller market for management standard compliance products than was originally believed to exist, which has caused the Company to move towards a more service oriented business model. Service revenues were $69,700 and $297,040 for the three and nine months ended September 30, 1998, compared to $0 for the same periods of 1997.

Revenues derived from development services are recognized on the percentage of completion method over the life of each project, which may range from three to nine months. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross profits, if any, reported during the periods where the project is ongoing may not accurately reflect the final results of the project. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses are determinable. Revenue is reported net of reimbursable expenses.

     COST OF REVENUES.    Cost of revenues were $68,819 for the third quarter of
1998, compared to $95,022 for the third quarter of 1997. For the nine month period ended September 30, 1998, cost of revenues were $310,325, compared to $172,918 for the same period of 1997. The decrease in cost of revenues for the third quarter ended September 30, 1998, compared to 1997, was primarily due to the decrease in product sales. The increase in cost of revenues for the nine months ended September 30, 1998, compared to 1997, was attributed to the cost associated with higher service revenues, which are more costly to produce than product revenues.

Project development costs include all direct labor costs and other direct costs related to service performance, such as contract labor, supplies and equipment costs. Such costs are recognized when related project revenues are earned. Cost of product revenues includes the cost of media duplication, packaging materials and royalties earned by business partners and subject matter experts. Such costs are recognized upon the sale and shipment of the Company's products.

     OPERATING EXPENSES.    The Company's operating expenses for the third
quarter of 1998 were $479,409, a 45% decrease from operating expenses of $876,747 in the third quarter of 1997. For the nine month period ended September 30, 1998, operating expenses were $1,768,367, a 49% decrease over operating expenses of $3,442,294 for the same period of 1997. This decrease in operating expenses between 1998 and 1997 was due primarily to the following areas:

     (a)  SALES AND MARKETING.    Sales and marketing expenses were $94,352 for
          the third quarter of 1998 compared to $216,129 for the third quarter of 1997, a 56% decrease. For the nine-month period ended September 30, 1998, sales and marketing expenses were $417,664, a 55% decrease from sales and marketing expenses of $921,367 for the same period of 1997. This decrease between periods was due primarily to fewer direct sales people, lower sales travel expenses and a decrease in the number of marketing programs.

          The Company expects that sales and marketing expenses will remain consistent for the remainder of 1998.

     (b)  RESEARCH AND DEVELOPMENT.    Research and development expenses were
          $142,459 for the third quarter of 1998 compared to $225,988 for the third quarter of 1997, a 37% decrease. For the nine month period ended September 30, 1998, research and development expenses were $439,450, a 65% decrease from research and development expenses of $1,251,518 for the same period of 1997. This decrease was primarily attributed to a decrease in the number of development personnel, and a shift towards providing custom development services, the costs of which get classified as cost of revenues when project revenues are recognized.

          The Company expects that research and development expenses will remain consistent for the remainder of 1998.

     (c) GENERAL AND ADMINISTRATIVE. General and administrative expenses were $242,598 for the third quarter of 1998 compared to $434,630 for the third quarter of 1997, a 44% decrease. For the nine month period ended September 30, 1998, general and administrative expenses were $911,253, a 28% decrease from general and administrative expenses of $1,269,409 for the same period of 1997. This decrease was due primarily to a decrease in headcount and lower expenses for executive travel, equipment leases and administrative operating costs due to an overall drop in Company personnel.

          The Company expects that its general and administrative expenses will remain consistent for the remainder of 1998.

     OTHER INCOME (EXPENSE). The Company's net other income was $9,449 for the third quarter of 1998, compared to net other income of $39,369 for the third quarter of 1997. For the nine-month period ended September 30, 1998, net other income was $48,668, compared to net other income of $146,845 for the same period of 1997. Net other income consists entirely of interest earned on short-term investments and cash and cash equivalents. The decrease between periods is attributed to a decrease in short-term investments and cash and cash equivalents.

     NET LOSS. Net loss was $362,179 for the third quarter of 1998, compared to a net loss of $401,932 for the third quarter of 1997. For the nine-month period ended September 30, 1998, net loss was $1,407,174, compared to a net loss of $2,652,058 for the same period of 1997. The Company expects to continue to experience losses at least through the end of 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments were $522,505 as of September 30, 1998, compared to $2,018,539 as of December 31, 1997. This decrease in cash, cash equivalents and short-term investments was due primarily to the net loss from operations for the six-months ended June 30, 1998.

     As of September 30, 1998, the Company had outstanding letters of credit from a bank totaling $169,500. The letters of credit secure an operating lease of office furniture and an office lease for its business premises. The Company is required to maintain at the bank a cash amount equal to the letters of credit until such letters of credit expire. A letter of credit in the amount of $58,500 is scheduled to expire in November 1998, with the remaining letter of credit in the amount of $111,000 scheduled to expire in July 1999.

     The Company anticipates that it will continue to experience operating losses and negative cash flow from operations at least through the end of 1998. The Company believes that its current cash balance, along with expected revenues over the foreseeable future, will be sufficient to meet its working capital and capital expenditure requirements through the first quarter of 1999. Thereafter, the Company may need to raise additional funds to finance its operations. In addition, to the extent the Company's revenues do not meet management's expectations, or the Company's growth exceeds management's expectations, the Company may require additional financing at an earlier time. In such event, there can be no assurance that debt or equity financing would be available to the Company on favorable terms or at all.


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

             No reports on Form 8-K were filed during the quarter ended September 30, 1998

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             REALITY INTERACTIVE, INC.


Dated: November 13, 1998                     By  /s/  Paul J. Wendorff
                                                 ---------------------
                                                      Paul J. Wendorff
                                                  Its Chief Executive Officer


Dated: November 13, 1998                     By  /s/  Wesley W. Winnekins
                                                 ------------------------
                                                      Wesley W. Winnekins
                                                  Its Chief Financial Officer

                                   EXHIBIT INDEX

   Exhibit
     No.       Description                                     Page No.
   -------     ----------------------------------------------  --------

    27.1       Financial Data Schedules. . . . . . . . . . .

    99.1       Cautionary Statement. . . . . . . . . . . . .        13