Form 10KSB40
period 1998-12-31
REALITY INTERACTIVE INC
filed 1999-03-31
CIK 1006655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                         Commission File Number: 0-27862

                            REALITY INTERACTIVE, INC.
            MINNESOTA                                  41-1781991
     State of Incorporation              I.R.S. Employer Identification Number

                                    Suite 115
                                 6121 Baker Road
                              Minnetonka, MN 55345
                                 (612) 253-4700

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

                                      /X/

The Company's revenues for the Fiscal Year Ended December 31, 1998 totaled $744,221.

As of February 26, 1999, the Company had 4,677,407 shares of Common Stock outstanding. The aggregate market value of the 2,826,282 shares of Common Stock held by non-affiliates of the Company was $310,891, based on the closing bid price on February 26, 1999 on the Over The Counter Bulletin Board.

Transitional small business disclosure format:  Yes      No  X
                                                   -----   -----

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders for the year ended December 31, 1998 are incorporated by reference in Part III.

                                FORM 10-KSB INDEX


PART I
------
Item 1.   Description of Business...........................................   3
Item 2.   Description of Property...........................................   9
Item 3.   Legal Proceedings.................................................   9
Item 4.   Submission of Matters to a Vote of Security Holders...............   9

PART II
-------
Item 5.   Market for Common Equity and Related Stockholder Matters..........  10
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operation..........................................  10
Item 7.   Financial Statements Index........................................  12
Item 8.   Changes and Disagreements with Accountants on Accounting
          and Financial Disclosure..........................................  12

PART III
--------
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act.................  13
Item 10.  Executive Compensation............................................  13
Item 11.  Security Ownership of Certain Beneficial Owners and Management....  13
Item 12.  Certain Relationships and Related Transactions....................  13
Item 13.  Exhibits and Reports on Form 8-K..................................  13
SIGNATURES..................................................................  16
EXHIBIT INDEX...............................................................  17
FINANCIAL STATEMENTS........................................................ F-1


                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, doubt as to the Company's ability to continue as a going concern, the uncertainty in growth of the Company's revenues; limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; inability to retain subject matter experts; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," to this Annual Report on Form 10-KSB for the year ended
December 31, 1998.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Reality Interactive, Inc. (the "Company") was incorporated on May 24, 1994 for the purpose of developing technology-based knowledge solutions for the industrial marketplace. Since inception, the Company has developed several off-the-shelf multimedia training products within the areas of international quality and environmental management standards. To better align with the needs of the marketplace, the Company recently began offering multimedia and web development services to help customers improve business performance through technology-assisted knowledge transfer. The Company consults with its customers to identify initiatives and corporate best practices that are key to improving productivity, quality, cost reduction and time to market. The Company then uses its expertise with interactive technologies, such as the Web and multimedia, to develop solutions that foster enterprise-wide learning and culture change. The main markets for the Company's products and services are the United States and Western Europe.

         The Company has incurred operating losses in each period since inception, and has an accumulated deficit of $14,807,494. To continue as a going concern, the Company must significantly increase revenues and continue to control expenses. Future operating results will depend upon many factors, including the rate at which industry adopts interactive multimedia and Web technology for education, training and knowledge transfer, the level of product and price competition, the Company's success in maturing its direct and indirect sales channels and the ability of the Company to manage its expenses in relation to sales. There is no assurance that the Company will be profitable in the future or that the previously mentioned increase in revenues and expense control will materialize.

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

         IMPLEMENTATION SUPPORT FOR BEST PRACTICES: The Company offers several packaged solutions in Web and CD-ROM format that capture the knowledge of subject matter experts in topics such as quality management (ISO 9000, QS-9000) and environmental management (ISO 14000 and Pollution Prevention). These packages can be tailored to reflect specific customer needs, programs and practices, and are supported by skilled implementation consultants from the Company's Professional Services Partners Program.

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

         GLOBAL SOLUTIONS IN MULTIPLE LANGUAGES: A core competency of the Company is its ability to create solutions in multiple languages. The Company works with industry experts and context checkers within each country to ensure that the result reflects the cultural assumptions and business practices of that region. Several of the Company's products are available in international versions, including German, French and Spanish.

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

         Each individual CD-ROM title generally sells for a price of $795 to $995, with discounts being offered for increasing levels of purchase commitments. Each web-based product is generally priced to sell at a fixed price per company employee, with discounts being offered based on the number of employees who access the program.

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

         With respect to the development of additional off-the-shelf multimedia training and knowledge management products, the Company intends to let market demand determine the direction of its product development strategy. The Company believes that such product development strategy may mature in the area of web-based performance improvement tools that can be adapted to a broad range of corporate needs.

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

         DIRECT SALES. Direct sales focuses on selling to Fortune 2000 companies. Sales cycles for this channel generally range from six to twelve months.

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

         INTERNATIONAL DISTRIBUTORS. Currently, the Company is primarily focusing its international sales efforts on the Western European market. The Company also is represented in Asia Pacific markets.

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

Hasbro                       General Motors Corporation  +    Boeing Corporation
Sundstrand Corporation  +    Synergie Gmbh  +  *              G & K Services

+ Represents customers who, on a combined basis, accounted for 58% of the Company's revenue during 1998.

*        Synergie Gmbh is the Company's German distributor.

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

         The Company has made applications for registration of certain trademarks in the United States and other parts of the world where its products are actively marketed. Currently, the Company has received registration for the mark "Reality Interactive (and Logo Design)" in the United States, Switzerland, Benelux, France and Germany. The Company also has received registration for the mark "Real Tools for Accelerated Learning" in the United States. The Company has applied for trademark registration for the marks "Enterprise Knowledge Management," "EKM" and "EKM:ExpertLink" related to its product strategy in the area of knowledge management.

RESEARCH AND DEVELOPMENT

         The Company's research and development expenditures are primarily comprised of direct employee costs. The Company also incurs outside product development costs related to subject matter content expertise, video and audio production and specialized computer programs.

         For 1998, 1997 and 1996, the Company incurred research and development expenditures of $545,192, $1,351,658 and $2,355,922, respectively.

EMPLOYEES

         As of February 26, 1999, the Company had 11 full-time employees and 1 independent contractor, including 3 in sales and marketing, 3 in administration and finance and 6 in research and development. This represents a 50% decrease in personnel since February 28, 1998. The Company's employees are not represented by any collective bargaining organization and the Company has never experienced a work stoppage. The Company believes its employee relations are good.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive office is located in Minnetonka, Minnesota, where it leases approximately 10,000 square feet under a sublease that expires in July 2003. Under the sublease, the Company is obligated to pay an annual rent of approximately $145,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A.  MARKET PRICE OF COMMON STOCK

         The Company's common stock trades on the Over The Counter Bulletin Board (OTC BB) under the symbol RINT. The following table sets forth the high and low prices of the Company's Common Stock for each calendar quarter for the past two years.

  YEAR ENDED DECEMBER 31, 1998              YEAR ENDED DECEMBER 31, 1997
  ----------------------------              ----------------------------
QUARTER         HIGH       LOW            QUARTER         HIGH       LOW
-------         ----       ---            -------         ----       ---
First          $0.69      $0.28           First          $1.50      $0.63

Second         $0.78      $0.09           Second         $1.25      $0.50

Third          $0.28      $0.06           Third          $1.14      $0.50

Fourth         $0.17      $0.04           Fourth         $0.86      $0.25


         As of March 26, 1999, the Company had 96 shareholders of record of the Company's Common Stock. The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

         B.  CHANGES IN SECURITIES (USE OF PROCEEDS FROM PUBLIC OFFERING)

             NONE


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the years ended December 31, 1998 and 1997.

RESULTS OF OPERATIONS

         REVENUES. Revenues were $744,221 for 1998, compared to revenues of $1,220,023 for 1997, a 39% decrease. This decrease was due primarily to a decrease in sales of the Company's CD-ROM products from $906,918 for 1997 to $384,637 for 1998. This sales decrease was attributed to a decrease in the Company's emphasis on its CD-ROM products because the market for training on international management standards never materialized.

         Product and service revenues from clients that individually exceeded 10% of the Company's total revenues included three clients at 26%, 20% and 12% for the year ended December 31, 1998. For 1997, the Company generated revenue of approximately $689,000 from certain affiliates and divisions of General Motors Corporation. This revenue was the result of sales from the Company's QS-9000 COMPLIANCE SERIES and custom intranet development services. No other customers of the Company accounted for more than 10% of its revenue.

         COST OF REVENUES. Cost of revenues were $346,743 for 1998, compared to $399,144 for 1997. The decrease in cost of revenues was primarily due to the decrease in product sales, although the Company experienced an increase in costs related to the completion of service contracts.

         OPERATING EXPENSES. The Company's operating expenses for 1998 were $2,229,350, a 47% decrease over operating expenses of $4,231,268 for 1997. This decrease in operating expenses between 1998 and 1997 was due primarily to expense control measures that were implemented in response to lower revenues, and is further detailed in the following discussion:

         (a) SALES AND MARKETING. Sales and marketing expenses were $493,908 for 1998, compared to $1,112,846 for 1997, a 56% decrease. This decrease between periods was due primarily to lower staffing, travel and general selling expenses as the Company focused its resources on sales opportunities in its local market. The Company also continued its cutbacks in direct product marketing initiatives, such as tradeshow and literature expenses.

              The Company expects that sales and marketing expenses for 1999 will decrease from 1998 levels.

         (b) RESEARCH AND DEVELOPMENT. Research and development expenses were $545,192 for 1998, compared to $1,351,658 for 1997, a 60%
              decrease. This decrease is primarily attributable to a decrease in development staff and a shift towards developing customer-specific products. Such customer-specific development costs are classified as cost of revenues when related project revenues are recognized.

              For 1999, the Company expects that research and development expenses will decrease from 1998 levels.

         (c) GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,190,250 for 1998, compared to $1,766,764 for 1997, a 33%
              decrease. This decrease was due primarily to a decrease in office rent, operating leases and professional fees associated with being a smaller company.

              The Company expects that its general and administrative expenses for 1999 will decrease over 1998 levels.

         OTHER INCOME (EXPENSE). The Company's net other income was $54,444 for 1998, compared to net other income of $175,467 for 1997. For 1998 and 1997, net other income consisted entirely of interest earned on short-term investments, with the decrease between years being attributed to declining cash reserves.

         NET LOSS. Net loss was $1,777,428 for 1998, compared to a net loss of $3,234,922 for 1997. The Company expects to continue to experience losses for the foreseeable future in 1999 as its projected revenues will fall below its base operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents, and short-term investments were $291,697 as of December 31, 1998, compared to $2,018,539 as of December 31, 1997. This decrease in cash, cash equivalents and short-term investments was due primarily to the net loss from operations for the year ended December 31, 1998.

         The Company expects that its current cash balance, along with collections from its existing accounts receivable and future revenue sources, will allow the Company to meet its obligations at least through May 31, 1999. See "Doubt as to the Company's Ability to Continue as a Going Concern".

DOUBT AS TO THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN

         The Company has incurred operating losses in each period since inception, and anticipates that it will continue to experience operating losses and negative cash flow from operations for the foreseeable future in 1999. The Company believes that its current cash and accounts receivable balance, along with expected revenues over the foreseeable future, will not be sufficient to meet its working capital and capital expenditure requirements for all of 1999. Therefore, if the Company is to remain in business through December 1999, or future years, the Company will need to raise additional funds to finance its operations. In the event the Company requires additional financing, there can be no assurance that debt or equity financing will be available to the Company on favorable terms or at all.

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

ITEM 7.  FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
                                                                      ----
         Report of Independent Accountants..........................  F-2

         Balance Sheet..............................................  F-3

         Statement of Operations....................................  F-4

         Statement of Stockholders' Equity..........................  F-5

         Statement of Cash Flows....................................  F-6

         Notes to Financial Statements.............................. F-7 to F-13


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         A report dated January 11, 1999 on Form 8-K was filed regarding a change in the Company's auditor for the year ending December 31, 1998.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," are contained in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1998, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information contained under the caption "Executive Compensation" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the caption "Principal Shareholders" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement relating to the Annual Meeting of Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index of Exhibits

 Exhibit
 Number      Description
--------     ------------------------------------------------------------------
  3.1(1)     Articles of Incorporation of the Company
  3.2(1)     Amended and Restated Articles of Incorporation of the Company
  3.3(1)     Bylaws of the Company
  3.4(1)     Amended Bylaws of the Company
  4.1(1)     Specimen form of the Company's Common Stock Certificate
  4.2(1)     Warrant Agreement (including Form of Redeemable Warrant)
  4.3(1)     Form of Bridge Loan Agreement, dated January 19, 1996,
             between the Company and various investors (including form
             of Bridge Note and Bridge Warrant)
  4.4(1)     Canceled Promissory Note in favor of Brightstone Fund VI in the amount of $200,000
  4.5(1)     Canceled Promissory Note in favor of Wyncrest Capital, Inc. in the amount of $120,000
  4.6(1)     Warrant in favor of Brightstone Fund VI for 43,109 shares


 Exhibit
 Number      Description
--------     ------------------------------------------------------------------
  4.7(1)     Warrant in favor of Wyncrest Capital, Inc. for 25,188 shares
 10.1(1)     ISO 9000 Content Agreement between Reality Interactive, Inc. and Process
             Management International, dated August 4, 1994
 10.2(1)     Joint Marketing and Distribution Agreement between Reality Interactive, Inc.
             and American Society for Quality Control, Inc., dated May 10, 1995
 10.3(1)     Agreement for Consulting Services between Reality Interactive, Inc. and
             Steven W. McClernon, dated January 15, 1996
 10.4(1)     Sublease Agreement between Reality Interactive, Inc. and Collopy Saunders
             Real Estate, Inc., dated December 15, 1994
 10.5(1)     Subject Matter Expert Agreement between Reality Interactive, Inc. and The Third
             Generation, Inc., dated January 6, 1996
 10.6(1)     Subject Matter Expert Agreement between Reality Interactive, Inc. and WRITAR, dated February 1, 1996
 10.7(1)     Reality Systems, Inc. 1994 Stock Incentive Plan, as amended (including form of
             Stock Option Agreement)
 10.8(1)     Form of Non-Statutory Directors' Option Agreement (issued to certain non-employee directors or affiliates of non-employee directors in 1994 and 1995)
 10.9(1)     Reality Interactive, Inc. 1996 Directors Stock Option Plan (including form of
             Directors Stock Option Agreement)
 10.10(1)    Form of Shrink-Wrap License Agreement
 10.11(1)    Form of Enterprise License Agreement
 10.12(1)    Form of Volume Discount Agreement
 10.13(1)    ISO 9000/QS-9000 Addendum, dated March 13, 1996, between the Company and Process
             Management Institute, Inc., amending the agreement dated August 4, 1994
 10.14(1)    Form of Lock-Up Agreement
 10.15(1)    Independent Software Vendor Agreement between the Company and Hewlett Packard
 10.16(1)    Master Equipment Lease Agreement, dated June 15, 1995, and Amendment No. 1 to
             Master Equipment Lease Agreement, dated July 1995, each between the Company and Carlton Financial Corporation 10.17(1) Lease Agreement, dated
             January 30, 1996, between the Company and Lease Finance Group, Inc.
 10.18(1)    Irrevocable Letters of Credit, dated June 20, 1995 and August 1, 1995, from BankWindsor in favor of Carlton Financial Corp. and Irrevocable Letter of Credit,
             dated December 27, 1995, in favor of Lease Finance Group, Inc.
 10.19(2)    First Amendment to Joint Marketing and Distribution Agreement between Reality Interactive,
             Inc. and American Society for Quality Control, Inc., dated May 1, 1996
 10.20(2)    Joint Marketing and Distribution Agreement between Reality Interactive, Inc. and American
             Society for Quality Control, Inc., dated May 17, 1996
 10.21(3)    Equipment Lease between Reality Interactive, Inc. and Dexxon Capital Corporation
             Dated June 3, 1996
 10.22(4)    Copyright License Agreement between Reality Interactive, Inc. and the American National
             Standards Institute dated August 30, 1996, including Modifying Agreement
 10.23(4)    ISO 14000 Marketing and Promotion Agreement between Reality Interactive, Inc. and the
             American National Standards Institute dated September 20, 1996
 10.24(4)    ISO 14000 Marketing and Promotion Agreement between Reality Interactive, Inc. and the
             Global Environment and Technology Foundation dated September 6, 1996
 10.25(4)    Distribution Agreement between Reality Interactive, Inc. and Futuremedia PLC dated
             July 12, 1996
 10.26(5)    Sublease Agreement between Reality Interactive, Inc. and IVI Publishing, Inc., dated
             September 17, 1996


 Exhibit
 Number      Description
--------     ------------------------------------------------------------------
 10.27(5)    Distribution Agreement between Reality Interactive, Inc. and Lasermedia
             (Deutschland) GMBH, dated October 9, 1996
 10.28(5)    Amendment No. 2, dated December 9, 1996, to Master Equipment Lease Agreement, dated July 1995, each between the Reality Interactive, Inc. and Carlton Financial
             Corporation
 10.29(5)    Irrevocable Letter of Credit, dated December 9, 1996, from
             BankWindsor in favor of Carlton Financial Corp.
 10.30(6)    Master Distribution Agreement between Reality Interactive, Inc. and
             Interactive Media Communications, dated February 24, 1997
 10.31(6)    Multinational Copyright Exploitation Agreement between Reality Interactive, Inc.
             and the International Organization for Standardization, dated February 17, 1997
 10.32(6)    Multinational Copyright Exploitation Agreement between Reality Interactive, Inc.
             and the International Organization for Standardization, dated February 17, 1997
   23.1      Consent of Price Waterhouse LLP
   23.2      Consent of Lund Koehler Cox & Arkema LLP
   27.1      Financial Data Schedule for the Year Ended December 31, 1998
   99.1      Cautionary Statement


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


(b)      Reports on Form 8-K

         A report dated January 11, 1999 on Form 8-K was filed regarding a change in the Company's auditor for the year ended December 31, 1998.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       REALITY INTERACTIVE, INC.


Dated:  March 31, 1999                 By /S/  Wesley W. Winnekins
                                          ---------------------------
                                               Wesley W. Winnekins
                                               Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                          Title                            Date
         ----                          -----                            ----

/S/  Paul J. Wendorff       Chairman, Chief Executive Officer,
------------------------    President and Director
     Paul J. Wendorff       (Principal Executive Officer)         March 31, 1999

/S/  Wesley W. Winnekins     Chief Financial Officer and
------------------------     Secretary (Principal Financial
     Wesley W. Winnekins     and Accounting Officer)              March 31, 1999

                                  EXHIBIT INDEX

Exhibit
   No.   Description                                                            Page No.
-------  --------------------------------------------------------------------   --------
  23.1   Consent of PricewaterhouseCoopers LLP...............................       18

  23.2   Consent of Lund Koehler Cox & Arkema LLP............................       19

  27.1   Financial Data Schedule for the Year Ended December 31, 1998........

  99.1   Cautionary Statement................................................       20
