Form 10KSB/A
period 1998-12-31
REALITY INTERACTIVE INC
filed 1999-04-30
CIK 1006655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB\A-1

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

                                    Yes X   No
                                       ---     ---

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

Transitional small business disclosure format:                 Yes    No X
                                                                  ---   ---

                              FORM 10-KSB\A-1 INDEX

PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act.............................................................   3

Item 10.      Executive Compensation........................................................................   5

Item 11.      Security Ownership of Certain Beneficial Owners and Management................................   6

Item 12.      Certain Relationships and Related Transactions................................................   7



SIGNATURES..................................................................................................   8




                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         This Amendment to the Annual Report on Form 10-KSB may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, doubt as to the Company's ability to continue as a going concern, the uncertainty in growth of the Company's revenues; limited growth of the market for multimedia education and training products; lack of market acceptance of the Company's products; inability of the Company to expand its marketing capability; inability of the Company to diversify its product offerings; failure of the Company to respond to evolving industry standards and technological changes; inability of the Company to meet its future additional capital requirements; inability of the Company to compete in the business education and training industry; loss of key management personnel; inability to retain subject matter experts; failure of the Company to secure adequate protection for the Company's intellectual property rights; and the Company's exposure to product liability claims. The forward-looking statements are qualified in their entirety by the cautions and risk factors set forth in Exhibit 99.1, under the caption "Cautionary Statement," contained within the Annual Report on Form 10-KSB for the year ended December 31, 1998.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


                                    DIRECTORS

         Information regarding the Directors of the Company is set forth below:

         Name                               Age               Offices
         ----                               ---               -------

         Paul J. Wendorff *                  45               Chairman of the Board, President and
                                                                 Chief Executive Officer

         Ronald E. Eibensteiner (1)

         James A. Bernards (2)


--------------------------
*    Denotes the only member of the Compensation and Audit Committees.

         PAUL J. WENDORFF has served as the Company's Chairman of the Board, President and Chief Executive Officer since the Company's inception in May 1994. From December 1990 to May 1994, he served as Director of Strategic Markets for Fourth Shift Corporation. From November 1983 to December 1990, he was Manager of Mid Range Software for Management Science America, Inc. Prior to that he served in various sales management positions for the American Hospital Supply Corporation between December 1976 and November 1983.

         (1) Resigned as a member of the Board of Directors in July 1998.

         (2) Resigned as a member of the Board of Directors in May 1998.

MEETINGS OF THE BOARD OF DIRECTORS AND CERTAIN COMMITTEES

         During the fiscal year ended December 31, 1998, the Board of Directors met two times. All of the incumbent directors attended at least 75% of the meetings of the Board of Directors and meetings of the committees on which they served. The Board of Directors and its committees also act from time to time by written consent in lieu of meetings.

         The Board of Directors of the Company has standing audit and compensation committees which have a current membership as indicated in the foregoing section. The Board of Directors has no standing nominating committee.

         The Audit Committee makes recommendations as to the selection of auditors and their compensation, and reviews with the auditors the scope of the annual audit, matters of internal control and procedure and the adequacy thereof, the audit results and reports and other general matters relating to the Company's accounts, records, controls and financial reporting. There was no formal meeting of the Audit Committee during fiscal 1998.

         The Compensation Committee reviews and recommends to the Board of Directors the compensation guidelines for executive officers. There was no formal meeting of the Compensation Committee during fiscal 1998.

        Outside directors did not receive compensation during 1998 for serving on the Board of Directors. Directors who are also employees of the Company do not receive any additional compensation for serving on the Board of Directors.


                               EXECUTIVE OFFICERS


          Name                             Age        Offices
          ----                             ---        -------
          Paul J. Wendorff                  45        President, Chief Executive Officer
          Wesley W. Winnekins               37        Chief Financial Officer, Vice President of Operations
          Andrew R. Keith                   42        Vice President of Marketing
          Bruce W. Fischer                  53        Director of Product Management

         See the biographical information for Mr. Wendorff under the section "Directors."

         WESLEY W. WINNEKINS, a certified public accountant, has served as the Company's Chief Financial Officer since June 1995. From June 1993 to May 1995, he was the Director of Operations/Controller at Ruth Stricker's Fitness Unlimited, Inc. From November 1991 to June 1993, he served as the Accounting Manager for Fourth Shift Corporation, and from September 1990 to October 1991, he served as the Corporate Controller for Authorware, Inc. From June 1985 to September 1987, he served as an auditor for Arthur Andersen & Co.

         ANDREW R. KEITH has served as the Company's Director of Marketing since May 1995. From October 1992 to April 1995, he served as National Marketing Manager for Ideal Learning/Lifetouch Inc. ("Lifetouch"). From May 1992 to October 1992, he was a principal and co-founder of Mediapros Ltd., a company subsequently acquired by Lifetouch, and from December 1989 to April 1992, he was Product Marketing Manager for Authorware, Inc. From September 1984 to November 1989, he was Manager of Marketing Communications for Crossfield News Publishing Systems.

         BRUCE W. FISCHER has served as the Company's Director of Business Development Since June 1994. From December 1989 to June 1994, he served as a marketing Product Manager for Fourth Shift Corporation. From September 1987 to December 1989, he was a manager at Options Group, Inc., and from January 1981 to September 1987, he was Senior Industry Consultant for Management Science America.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

         The Company believes that all Section 16(a) filing requirements were met in a timely manner for the fiscal year ending December 31, 1998.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to or earned in fiscal years 1996, 1997 and 1998 by the Company's Chief Executive Officer. No other executive officer of the Company earned salary and bonus in excess of $100,000 during 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                           Long-Term
                                                               Annual Compensation        Compensation
                                                   Fiscal    -----------------------      -------------
Name                                                Year      Salary (1)     Bonus         Options (2)
----                                               ------    -----------   ---------       -----------

Paul J. Wendorff                                    1998        $129,938      --            100,000
    President and Chief Executive Officer           1997         125,000      --            105,000
                                                    1996         115,333    $15,000          75,000

------------------------
(1)   The current annual salary of Mr. Wendorff is $121,500.

(2) In 1996, Mr. Wendorff was granted an option to purchase 75,000 shares of Common Stock at an exercise price of $4.54 per share. This option was canceled in March 1997 and, simultaneously, an option to purchase 75,000 shares of Common Stock at an exercise price of $0.89 per share was granted to Mr. Wendorff. This option shall become 100% vested on the fifth anniversary of the date of grant, but may vest earlier if certain performance objectives are achieved. In addition, an option granted in 1995 to purchase 30,000 shares of Common Stock at an exercise price of $1.98 per share was cancelled in December 1997 in connection with a Board of Director approved repricing of stock options. Simultaneously, an option to purchase 30,000 shares of Common Stock at an exercise price of $1.00 per share was granted to Mr. Wendorff. This option shall vest in equal monthly installments during the four years following the date of grant. In February 1998, Mr. Wendorff was granted an option to purchase 100,000 shares of Common Stock at an exercise price of $0.75 per share. This option shall become 100% vested on the fifth anniversary of the date of grant, but may vest earlier if certain performance objectives are achieved. As of December 31, 1998, none of the options associated with the achievement of certain performance objectives had vested.


         The following table summarizes the options granted to the executive officer named in the Summary Compensation Table in 1998.

                              OPTION GRANTS IN 1998

                            Number of Securities        Percent of Total Options
                             Underlying Options           Granted to Employees          Exercise     Expiration
Name                                Granted                   in Fiscal 1997              Price          Date
----                        -----------------------     ---------------------------     ----------   -------------

Paul J. Wendorff                    100,000                           56%                   $0.75        2/2/03

         No options were exercised by the executive officer named in the Summary Compensation Table during fiscal year 1998.

          The following table summarizes the number of unexercised options held by the executive officer named in the Summary Compensation Table as of December 31, 1998.

                       OPTION VALUES AT DECEMBER 31, 1998

                                      Number of Unexercised                             Value of Unexercised
                                        Options at End of                               In-the-Money Options
                                           Fiscal 1998                                At End of Fiscal 1998 (1)
                                    ----------------------------                   ----------------------------
Name                                Exercisable    Unexercisable                   Exercisable    Unexercisable
----                                -----------    -------------                   -----------    -------------

Paul J. Wendorff                      15,000         220,000                            $--              $--

---------------
(1) Value is based on the difference between the closing price of the Company's Common Stock of $0.09 on December 31, 1998 and the option exercise price per share multiplied by the number of shares subject to the option. No options were in-the-money as of December 31, 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             PRINCIPAL SHAREHOLDERS

       The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of February 26, 1999 by:
(i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group and (iv) each person or entity known by the Company to own beneficially more than 5% of the Company's Common Stock. Unless noted below, the address of each of the following shareholders is the same as the Company.

                                                                     Beneficial Ownership (1)
                                                                     ------------------------
              Name                                                    Shares         Percent
              ----                                                    ------         -------

              Perkins Capital Management, Inc.(2)................     901,800        17.4%
                 730 E. Lake Street
                 Wayzata, Minnesota  55391

              Paul J. Wendorff (3)................................    599,964        12.8

              The Perkins Opportunity Fund(4).....................    550,000        11.1
                 730 E. Lake Street
                 Wayzata, Minnesota  55391

              Ronald E. Eibensteiner(5)...........................    475,788        10.0
                 Suite 1860, Midwest Plaza
                 801 Nicolett Mall
                 Minneapolis, Minnesota  55402

              Brightstone Funds(6)................................    253,195         5.3
                 7200 Metro Blvd.
                 Edina, Minnesota  55439

              James A. Bernards(7)................................     --             --

              All directors and executive officers
                 as a group (4 persons)(8)........................    690,289        14.5

---------------
(1) Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of February 26, 1999 are deemed to be outstanding for purposes of computing the percentage of shares beneficially owned by the person holding such options or warrants, but are not deemed to be outstanding for purposes of computing such percentage for any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2) Includes 502,650 shares of Common Stock subject to warrants. (3) Includes 15,000 shares of Common Stock subject to options.

(4) Includes 275,000 shares of Common Stock subject to warrants. Perkins Capital Management, Inc. serves as investment advisor to The Perkins Opportunity Fund, and holds voting and dispositive power over such shares. Perkins Capital Management, Inc. disclaims beneficial ownership in such shares.

(5) Includes 375,600 shares of Common Stock and 100,188 shares of Common Stock subject to warrants owned by Wyncrest Capital, Inc., an investment fund controlled by Mr. Eibensteiner.

(6) Includes 111,111 shares of Common Stock held by Brightstone Fund V; 68,975 shares of Common Stock and 43,109 shares of Common Stock subject to warrants held by Brightstone Fund VI; and 30,000 shares of Common Stock subject to options held by Brightstone Capital, Ltd. Brightstone Capital, Ltd. is the general partner of Brightstone Fund V and Brightstone Fund VI.

(7) Excludes an aggregate of 253,195 shares held by Brightstone Capital, Ltd., Brightstone Fund V and Brightstone Fund VI. See Note 5 above. Mr. Bernards is the President of Brightstone Capital, Ltd. Mr.
       Bernards disclaims beneficial ownership of such shares.

(8) See Notes 2 through 7 above. Includes an additional 36,325 shares of Common Stock and 54,000 shares of Common Stock subject to options held by officers not listed in the above table.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         NONE.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     REALITY INTERACTIVE, INC.


Dated:  April 29, 1999                               By /s/  WESLEY W. WINNEKINS
                                                        ------------------------
                                                         Wesley W. Winnekins
                                                         Chief Financial Officer


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


             Name                                    Title                                         Date
             ----                                    -----                                         ----

    /s/  Paul J. Wendorff              Chairman, Chief Executive Officer,
    -------------------------          President and Director
     Paul J. Wendorff                  (Principal Executive Officer)                           April 29, 1999


    /s/  Wesley W. Winnekins           Chief Financial Officer and Secretary
    -------------------------          (Principal Financial and Accounting Officer)           April 29, 1999
     Wesley W. Winnekins