Form 10QSB
period 1999-03-31
REALITY INTERACTIVE INC
filed 1999-05-17
CIK 1006655

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999


                        Commission file number: 0-27862


                           REALITY INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)


          MINNESOTA                                     41-1781991
State or other jurisdiction of               I.R.S. Employer Identification No.
incorporation of organization

               SUITE 115
            6121 BAKER ROAD
     MINNETONKA, MINNESOTA 55344                      (612) 253-4700
Address of principal executive offices         Registrant's telephone number


     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                                  /X/ Yes  /_/ No

At April 30, 1999, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.

     Transitional Small Business Issuer Format         /_/ Yes  /X/ No

                                FORM 10-QSB INDEX


PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................    3

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    7

PART II -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................    9

SIGNATURES................................................................   10

EXHIBIT INDEX.............................................................   11


                         SAFE HARBOR STATEMENT UNDER THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements. Since the Company has determined that it will cease its current business operations, and operate solely as a public shell company while it seeks potential uses for the public shell, the primary factor that might cause such difference in results is the Company's inability to find a suitable acquisition or merger candidate or other use for its public shell in the near future.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REALITY INTERACTIVE, INC.
                                  BALANCE SHEET


                                                                           March 31,       December 31,
                                                                             1999              1998
                                                                         ------------      ------------
Current assets:
    Cash and cash equivalents ......................................     $    188,992      $    291,697
    Accounts receivable ............................................           33,264           231,525
    Prepaid expenses and other current assets ......................           87,880            40,299
                                                                         ------------      ------------
        Total current assets .......................................          310,136           563,521
                                                                         ------------      ------------
Fixed assets, net ..................................................           48,833            63,833
Restricted cash ....................................................          111,000           111,000
Other assets .......................................................            9,356             9,356
                                                                         ------------      ------------
        Total assets ...............................................     $    479,325      $    747,710
                                                                         ------------      ------------
                                                                         ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
    Accounts payable ...............................................     $     33,185      $     38,733
    Accrued liabilities ............................................           28,599            31,938
    Deferred revenue ...............................................           69,445            49,495
    Other current liabilities ......................................                0             1,572
                                                                         ------------      ------------
        Total current liabilities ..................................          131,229           121,738
Long-term liabilities ..............................................                0                 0
                                                                         ------------      ------------
        Total liabilities ..........................................          131,229           121,738
                                                                         ------------      ------------

Stockholders' equity:
    Common stock, $.01 par value, 25,000,000 shares authorized;
        4,677,407 shares outstanding ...............................           46,774            46,774
    Additional paid-in capital .....................................       15,386,692        15,386,692
    Accumulated deficit during the development stage ...............      (15,085,370)      (14,807,494)
                                                                         ------------      ------------
        Total stockholders' equity .................................          348,096           625,972
                                                                         ------------      ------------
        Total liabilities and stockholders' equity .................     $    479,325      $    747,710
                                                                         ------------      ------------
                                                                         ------------      ------------


               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                          Three months ended
                                                               March 31,
                                                     ----------------------------
                                                        1999              1998
                                                     -----------      -----------
Product revenues ...............................     $    72,824      $   131,695
Service revenues ...............................             800          112,644
                                                     -----------      -----------
        Total revenues .........................          73,624          244,339
                                                     -----------      -----------
Cost of product revenues .......................          17,436           31,738
Cost of service revenues .......................               0           92,601
                                                     -----------      -----------
        Total cost of revenues .................          17,436          124,339
                                                     -----------      -----------

Gross profit ...................................          56,188          120,000
                                                     -----------      -----------

Operating expenses:
    Sales and marketing ........................          68,095          155,251
    Research and development ...................          68,506          135,308
    General and administrative .................         200,893          332,416
                                                     -----------      -----------
        Total operating expenses ...............         337,494          622,975
                                                     -----------      -----------

Operating loss .................................        (281,306)        (502,975)

    Interest income (expense), net .............           3,430           23,769
                                                     -----------      -----------
        Net loss ...............................     $  (277,876)     $  (479,206)
                                                     -----------      -----------
                                                     -----------      -----------
Basic and diluted earnings (loss) per share ....     $     (0.06)     $     (0.10)
                                                     -----------      -----------
Weighted average common shares outstanding .....       4,677,407        4,677,407
                                                     -----------      -----------
                                                     -----------      -----------


               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Three months ended
                                                                                         March 31,
                                                                                    1999           1998
                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ................................................................     $(277,876)     $(479,206)

    Reconciliation of net loss to net cash used by operating activities:
        Depreciation and amortization .......................................        15,000         22,500
    Changes in assets and liabilities:
        Accounts receivable .................................................       198,261        215,890
        Inventory ...........................................................             0          2,161
        Prepaid expenses and other current assets ...........................       (47,581)       (18,913)
        Accounts payable ....................................................        (5,548)        22,924
        Accrued liabilities .................................................        (3,339)       (96,921)
        Deferred revenue ....................................................        19,950        (64,013)
        Other current liabilities ...........................................        (1,572)        (1,819)
                                                                                  ---------      ---------
            Net cash used by operating activities ...........................      (102,705)      (397,397)
                                                                                  ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets, net of retirements ............................             0         (4,793)
    Purchases of short-term investments .....................................             0        (20,717)
                                                                                  ---------      ---------
            Net cash used by investing activities ...........................             0        (25,510)
                                                                                  ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES: .......................................             0              0
                                                                                  ---------      ---------
Net cash provided (used) during period ......................................      (102,705)      (422,907)
CASH AND CASH EQUIVALENTS:
    Beginning of period .....................................................       291,697        487,994
                                                                                  ---------      ---------
    End of period ...........................................................     $ 188,992      $  65,087
                                                                                  ---------      ---------
                                                                                  ---------      ---------



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)


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

     Operating results for the three months ended March 31, 1999 are not necessarily indicative of the operating results to be expected for the year ending December 31, 1999, since the Company has decided to cease its current business operations. See Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted. The statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the quarters ended March 31, 1999 and 1998.

RESULTS OF OPERATIONS

     REVENUES. Revenues were $73,624 for the first quarter of 1999, a 70% decrease from revenues of $244,339 for the first quarter of 1998. The revenue decrease was due primarily to fewer sales opportunities and longer than anticipated sales cycles for contract service opportunities that were in the sales pipeline.

     For the first quarter of 1998, revenue from three customers accounted for 57% of total revenues for the quarter.

     COST OF REVENUES. Cost of revenues were $17,436 for the first quarter of 1999, compared to $124,339 for the first quarter of 1998. The decrease in cost of revenues was due to the decrease in revenues.

     OPERATING EXPENSES. The Company's operating expenses for the first quarter of 1999 were $337,494, a 46% decrease from operating expenses of $622,975 in the first quarter of 1998. This decrease in operating expenses between the first quarter of 1999 and 1998 was due primarily to expense controls the Company implemented to conserve capital.

     (a) SALES AND MARKETING. Sales and marketing expenses were $68,095 for the first quarter of 1999 compared to $155,251 for the first quarter of 1998, a 56% decrease. This decrease was due primarily to lower staffing, travel and general selling expenses, along with cutbacks in direct marketing initiatives such as tradeshow and marketing literature expenses.

     (b) RESEARCH AND DEVELOPMENT. Research and development expenses were $68,506 for the first quarter of 1999 compared to $135,308 for the first quarter of 1998, a 49% decrease. This decrease was primarily attributed to a decrease in development staff as the Company moved to a contracted service business model. Development costs associated with contracted services are deferred until related service revenues are recognized, at which time, such costs are expensed as cost of revenues.

     (c) GENERAL AND ADMINISTRATIVE. General and administrative expenses were $200,893 for the first quarter of 1999 compared to $332,416 for the first quarter of 1998, a 40% decrease. This decrease was due primarily to a decrease in headcount and lower expenses for rent, travel, equipment leases and administrative operating costs due to an overall drop in Company personnel.

     OTHER INCOME (EXPENSE). The Company's net other income was $3,430 for the first quarter of 1999, compared to net other income of $23,769 for the first quarter of 1998. Net other income consists entirely of interest earned on cash and cash equivalents. The decrease between periods is attributed to a decrease in cash reserves.

     NET LOSS. Net loss was $277,876 for the first quarter of 1999, compared to a net loss of $479,206 for the first quarter of 1998. Since the Company has decided to cease its current business operations, the Company does not expect to incur additional losses in 1999, except for costs relating to operations for April of 1999, activities relating to the shut down of operations during May of 1999 and costs relating to SEC public filing requirements. See "Recent Developments."

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $188,992 as of March 31, 1999, compared to $291,697 as of December 31, 1998. This decrease in cash and cash equivalents was due primarily to the net loss from operations for the quarter.


RECENT DEVELOPMENTS

     On April 27, 1999, the Company announced that it would cease current business operations effective April 30, 1999. Management of the Company believes this action was necessary in light of the Company's current liquidity needs and lack of short-term revenue opportunities.

     The Company is currently exploring potential uses of its public shell. In the meantime, the Company intends to comply with all public company filing requirements in order to maintain its status as a public company.


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

                           PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS


EXHIBIT NO.    DESCRIPTION


   27.1        Financial Data Schedules

   99.1        Cautionary Statement


          (b)  REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the quarter ended March 31, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALITY INTERACTIVE, INC.


Dated: May 17, 1999                          By   /s/   Paul J. Wendorff
                                                ------------------------------
                                                        Paul J. Wendorff
                                                  Its Chief Executive Officer

Dated: May 17, 1999                          By   /s/   Wesley W. Winnekins
                                                -----------------------------
                                                     Wesley W. Winnekins
                                                  Its Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
  No.       Description                                               Page No.
-------     -----------                                               --------
 27.1    Financial Data Schedules.....................................

 99.1    Cautionary Statement.........................................    12