Form 10QSB
period 1999-06-30
REALITY INTERACTIVE INC
filed 1999-08-13
CIK 1006655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


                         Commission file number: 0-27862


                            REALITY INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)


                MINNESOTA                               41-1781991
        ------------------------------       ---------------------------------
        State or other jurisdiction of       I.R.S. Employer Identification No.
        incorporation of organization

                 SUITE 115
              6121 BAKER ROAD
         MINNETONKA, MINNESOTA 55344                   (612) 253-4700
        ------------------------------       ---------------------------------
        Address of principal executive         Registrant's telephone number
        offices



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
--------------------------------

Item 1.  Financial Statements.................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................7

Item 4.  Submission of Matters to a Vote of Security Holders..................9


PART II -  OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K....................................10

SIGNATURES...................................................................11

EXHIBIT INDEX................................................................12


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

     The Company is currently exploring potential uses of its public shell. While the Company seeks potential uses for the public shell, the primary factor that might cause such difference in results is the Company's inability to find a suitable acquisition or merger candidate or other use for its public shell in the near future.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            REALITY INTERACTIVE, INC.
                                  BALANCE SHEET



                                                                                  June 30,     December 31,
                                                                                    1999           1998
                                                                                -----------    ------------
ASSETS                                                                          (Unaudited)

Current assets:
    Cash and cash equivalents ..................................................$    28,704    $    291,697
    Restricted cash ............................................................    111,000         111,000
    Accounts receivable ........................................................     54,671         231,525
    Prepaid expenses and other current assets ..................................     26,133          40,299
                                                                                -----------    ------------
        Total current assets....................................................    220,508         674,521
                                                                                -----------    ------------
Fixed assets, net...............................................................     33,833          63,833
Other assets....................................................................          0           9,356
                                                                                -----------    ------------
        Total assets............................................................$   254,341    $    747,710
                                                                                -----------    ------------
                                                                                -----------    ------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable .......................................................... $    15,641    $     38,733
    Accrued liabilities ........................................................     48,418          31,938
    Bridge notes payable .......................................................     70,631               0
    Deferred revenue............................................................          0          49,495
    Other current liabilities..................................................           0           1,572
                                                                                -----------    ------------
        Total current liabilities...............................................    134,690         121,738
                                                                                -----------    ------------

Long-term liabilities ..........................................................          0               0
        Total liabilities.......................................................    134,690         121,738

Stockholders' equity:
    Common stock, $.01 par value, 25,000,000 shares authorized;
        4,677,407 shares outstanding ...........................................     46,774          46,774
    Additional paid-in capital ................................................. 15,386,692      15,386,692
    Accumulated deficit during the development stage ...........................(15,313,815)    (14,807,494)
                                                                                -----------    ------------
        Total stockholders' equity .............................................    119,651         625,972
                                                                                -----------    ------------
        Total liabilities and stockholders' equity .............................$   254,341    $    747,710
                                                                                -----------    ------------
                                                                                -----------    ------------


               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                     Three months ended           Six months ended
                                                           June 30,                  June 30,
                                               --------------------------    --------------------------
                                                   1999           1998           1999           1998
                                               -----------   ------------    -----------    -----------
Product revenues ............................. $    13,945    $    87,215    $    86,769    $   218,910
Service revenues .............................     138,595        114,696        139,395        227,340
                                               -----------    -----------    -----------    -----------
        Total revenues .......................     152,540        201,911        226,164        446,250
                                               -----------    -----------    -----------    -----------
Cost of product revenues .....................       1,249         25,625         18,685         57,363
Cost of service revenues ....................      108,024         91,542        108,024        184,143
                                               -----------    -----------    -----------    -----------
        Total cost of revenues ...............     109,273        117,167        126,709        241,506
                                               -----------    -----------    -----------    -----------

Gross profit .................................      43,267         84,744         99,455        204,744
                                               -----------    -----------    -----------    -----------


Operating expenses:
    Sales and marketing ......................      31,189        168,061         99,284        323,312
    Research and development .................      34,950        161,683        103,456        296,991
    General and administrative ...............     207,262        336,239        408,155        668,655
                                               -----------    -----------    -----------    -----------
        Total operating expenses .............     273,401        665,983        610,895      1,288,958
                                               -----------    -----------    -----------    -----------


Operating loss ...............................    (230,134)      (581,239)      (511,440)    (1,084,214)
    Interest income (expense), net ...........       1,689         15,450          5,119         39,219
                                               -----------    -----------    -----------    -----------
        Net loss ............................. $  (228,445)   $ (565,789)  $    (506,321)   $(1,044,995)
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
Basic and diluted earnings (loss) per share .. $     (0.05)   $    (0.12)  $       (0.11)   $     (0.22)
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------
Weighted average common shares outstanding ...   4,677,407      4,677,407      4,677,407      4,677,407
                                               -----------    -----------    -----------    -----------
                                               -----------    -----------    -----------    -----------


               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Six months ended
                                                                                               June 30,
                                                                                    ---------------------------
                                                                                         1999           1998
                                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ....................................................................   $  (506,321)   $(1,044,995)
    Reconciliation of net loss to net cash used by operating activities:
        Depreciation and amortization ...........................................        30,000         33,117
    Changes in assets and liabilities:
        Accounts receivable .....................................................       176,854        159,965
        Inventory ...............................................................             0          4,417
        Prepaid expenses and other assets .......................................        23,522        (20,354)
        Accounts payable ........................................................       (23,092)         1,079
        Accrued liabilities .....................................................        16,480        (87,042)
        Deferred revenue ........................................................       (49,495)      (152,263)
        Other current liabilities ...............................................        (1,572)        (1,684)
                                                                                    -----------    -----------
            Net cash used by operating activities ...............................      (333,624)    (1,107,760)
                                                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets, net of retirements ................................             0         (5,087)
    Purchases of short-term investments .........................................             0        (32,977)
    Sale of short-term investments ..............................................             0      1,563,522
    Cash restricted for operating leases ........................................             0       (111,000)
                                                                                    -----------    -----------
            Net cash used by investing activities ...............................             0      1,414,458
                                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bridge notes payable ..........................................        70,631              0
                                                                                    -----------    -----------
Net cash provided (used) during period ..........................................      (262,993)       306,698

CASH AND CASH EQUIVALENTS:
                                                                                    -----------    -----------
Beginning of period .............................................................       291,697        487,994
                                                                                    -----------    -----------
    End of period ...............................................................   $    28,704    $   794,692
                                                                                    -----------    -----------
                                                                                    -----------    -----------

              See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


NOTE 1.          SUMMARY OF ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

     Reality Interactive, Inc. (the "Company") was incorporated on May 24, 1994 for the purpose of developing technology-based knowledge solutions for the industrial marketplace.

     On April 27, 1999, the Company announced that it would cease current business operations effective April 30, 1999. At that time, all employees were terminated. Management of the Company believes this action was necessary in light of the Company's current liquidity needs and lack of short-term revenue opportunities.

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

     Because the Company has ceased business operations, operating results for the three and six months ended June 30, 1999 will not be indicative of the operating results for the year ending December 31, 1999. See Item 2.
- Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the three and six months ended June 30, 1999 and 1998.

RESULTS OF OPERATIONS

     REVENUES. Revenues were $152,540 for the second quarter of 1999, a 24% decrease from revenues of $201,911 for the second quarter of 1998. For the six month period ended June 30, 1999, revenues were $226,164, a 49% decrease from revenues of $446,250 for the comparable period of 1998. The revenue decrease was due primarily to fewer sales opportunities, longer than anticipated sales cycles for contract service opportunities and ceasing business operations on April 30, 1999.

     COST OF REVENUES. Cost of revenues were $109,273 for the second quarter of 1999, compared to $117,167 for the second quarter of 1998. For the six month period ended June 30, 1999, cost of revenues were $126,709, compared to cost of revenues of $241,506 for the same period of 1998. The decrease in cost of revenues was due to the decrease in revenues.

     OPERATING EXPENSES. The Company's operating expenses for the second quarter of 1999 were $273,401, a 60% decrease from operating expenses of $665,983 in the second quarter of 1998. For the six month period ended June 30, 1999, operating expenses were $610,895, a 53% decrease from operating expenses of $1,288,958 for the same period of 1998. This decrease in operating expenses between 1999 and 1998 was due primarily to expense reductions and ceasing business operations on April 30, 1999.

      (a) SALES AND MARKETING. Sales and marketing expenses were $31,189 for the second quarter of 1999 compared to $168,061 for the second quarter of 1998, a 81% decrease. For the six-month period ended June 30, 1999, sales and marketing expenses were $99,284, a 69% decrease from sales and marketing expenses of $323,312 for the same period of 1998. This decrease was due primarily to lower staffing, travel and general selling expenses, along with cutbacks in direct marketing initiatives such as tradeshow and marketing literature expenses.

      (b) RESEARCH AND DEVELOPMENT. Research and development expenses were $34,950 for the second quarter of 1999 compared to $161,683 for the second quarter of 1998, a 78% decrease. For the six month period ended June 30, 1999, research and development expenses were $103,456, a 65% decrease from research and development expenses of $296,991 for the same period of 1998. This decrease was primarily attributed to a decrease in development staff as the Company moved from a product development to a contracted service business model the beginning of 1998. Development costs associated with contracted services are deferred until related service revenues are recognized, at which time, such costs are expensed as cost of revenues.

      (c) GENERAL AND ADMINISTRATIVE. General and administrative expenses were $207,262 for the second quarter of 1999 compared to $336,239 for the second quarter of 1998, a 38% decrease. For the six month period ended June 30, 1999, general and administrative expenses were $408,155, a 39% decrease from general and administrative expenses of $668,655 for the same period of 1998. This decrease was due primarily to a decrease in headcount and lower expenses for rent, travel, equipment leases and administrative operating costs due to an overall drop in Company personnel.

     OTHER INCOME (EXPENSE). The Company's net other income was $1,689 for the second quarter of 1999, compared to net other income of $15,450 for the second quarter of 1998. For the six month period ended June 30, 1999, net other income was $5,119, compared to net other income of $39,219 for the same period of 1998. Net other income consists entirely of interest earned on cash and cash equivalents. The decrease between periods is attributed to a decrease in cash reserves.

     NET LOSS. Net loss was $228,455 for the second quarter of 1999, compared to a net loss of $565,789 for the second quarter of 1998. For the six-month period ended June 30, 1999, net loss was $506,321, compared to a net loss of $1,044,995 for the same period of 1998. Since the Company has ceased its business operations, the Company does not expect to incur additional losses in 1999, except for activities relating to the shut down of operations and costs relating to SEC public filing requirements. See "--Recent Developments."

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $28,704 as of June 30, 1999, compared to $291,697 as of December 31, 1998. This decrease in cash and cash equivalents was due primarily to the net loss from operations for the quarter.

     As of June 30, 1999, the Company had outstanding a letter of credit from a bank totaling $111,000. The letter of credit secures an operating lease of office space for its business premises. The Company is required to maintain at the bank a cash amount equal to the letter of credit until such letter of credit expires on July 15, 1999. At that time, the Company will be able to use such cash to pay expenses associated with the wind-down of its business operations.

RECENT DEVELOPMENTS

     On April 27, 1999, the Company announced that it would cease current business operations effective April 30, 1999. Management of the Company believes this action was necessary in light of the Company's current liquidity needs and lack of short-term revenue opportunities.

     The Company is currently exploring potential uses of its public shell. In the meantime, however, the Company is executing a plan to sell its assets. See "Item 4. Submission of Matters to a Vote of Security Holders." With respect to maintaining its status as a public company, the Company intends to comply with all future SEC and other filing requirements associated with being a public company.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 8, 1999, the Company mailed a Proxy Statement to its shareholders that gave notice of a Special Meeting of Shareholders to be held at the Company's corporate offices on July 29, 1999. The purpose of the Special Meeting was to consider the sale, lease, transfer or other disposition of all or substantially all of the property and assets of the Company and, in particular, to vote on the following proposals:

         1. To approve the sale of certain intellectual property assets of the Company, pursuant to an Asset Purchase Agreement dated June 18, 1999 (the "IP Asset Sale"), to VirtualFund.com, Inc. (the "Buyer"), in connection with the process of winding-down the Company's business affairs.

         2. To approve the sale of the remaining intellectual property and all furniture, fixtures and equipment owned by the Company.


     As of July 29, 1999, only 1,554,521 shares, or 33% of total shares outstanding of 4,677,407, were voted and present at the Special Meeting. Although less than a quorum, the shares were voted in the following manner:

                     FOR                    AGAINST                   ABSTAIN
                     ---                    -------                   -------

PROPOSAL 1        1,423,821                 106,200                    24,500

PROPOSAL 2        1,423,821                 106,200                    24,500


     Because a quorum was not achieved, the Company rescheduled the Special Meeting of Shareholders in order to accumulate additional votes. The new meeting will be held at 9:00 a.m. on Tuesday, August 17, 1999, at the corporate offices of the Company, Baker Technology Plaza, 6121 Baker Road, Suite 115, Minnetonka, Minnesota.

                           PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS

EXHIBIT NO.                DESCRIPTION


      27.1                 Financial Data Schedules

      99.1                 Cautionary Statement




                  (b)      REPORTS ON FORM 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 1999

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALITY INTERACTIVE, INC.


Dated: August 13, 1999                  By     /s/  Paul J. Wendorff
                                           -------------------------------------
                                                    Paul J. Wendorff
                                                    Its Chief Executive Officer


Dated: August 13, 1999                  By     /s/  Wesley W. Winnekins
                                           -------------------------------------
                                                    Wesley W. Winnekins
                                                    Its Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
   No.           Description
-------          ---------------------------------------------------------
 27.1            Financial Data Schedules
 99.1            Cautionary Statement