Form 10QSB
period 1999-09-30
REALITY INTERACTIVE INC
filed 1999-11-04
CIK 1006655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


                         Commission file number: 0-27862


                            REALITY INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)


                MINNESOTA                              41-1781991
      --------------------------------       ----------------------------------
      State or other jurisdiction of         I.R.S. Employer Identification No.
      incorporation of organization

                SUITE 121
            7887 FULLER ROAD
       EDEN PRAIRIE, MINNESOTA 55344                 (612) 253-4700
      --------------------------------        ---------------------------------
      Address of principal executive offices  Registrant's telephone number



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                           [X]  Yes      [ ]   No


At October 31, 1999, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.

    Transitional Small Business Issuer Format      [ ]  Yes      [X]   No

                                FORM 10-QSB INDEX


PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.......................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................7

Item 4.  Submission of Matters to a Vote of Security Holders........................10


PART II -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................11

SIGNATURES..........................................................................12

EXHIBIT INDEX.......................................................................13



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

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            REALITY INTERACTIVE, INC.
                                  BALANCE SHEET


                                                                            September 30,   December 31,
                                                                                1999            1998
                                                                           --------------   ------------
ASSETS                                                                       (Unaudited)
Current assets:
    Cash and cash equivalents............................................  $    109,856     $    291,697
    Restricted cash......................................................             0          111,000
    Accounts receivable..................................................         4,198          231,525
    Prepaid expenses and other current assets............................         4,790           40,299
                                                                           ------------     ------------
        Total current assets.............................................       118,844          674,521
                                                                           ------------     ------------
Fixed assets, net........................................................         5,019           63,833
Other assets.............................................................             0            9,356
                                                                           ------------     ------------
        Total assets.....................................................  $    123,863     $    747,710
                                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.....................................................  $     16,509     $     38,733
    Accrued  liabilities.................................................         7,953           31,938
    Deferred revenue.....................................................             0           49,495
    Other current liabilities............................................             0            1,572
                                                                           ------------     ------------
        Total current liabilities........................................        24,462          121,738
Long-term liabilities....................................................             0                0
                                                                           ------------     ------------
        Total liabilities................................................        24,462          121,738
                                                                           ------------     ------------

Stockholders' equity:
    Common stock, $.01 par value, 25,000,000 shares authorized;
        4,677,407 shares outstanding.....................................        46,774           46,774
    Additional paid-in capital...........................................    15,386,692       15,386,692
    Accumulated deficit during the development stage.....................   (15,334,065)     (14,807,494)
                                                                           ------------     ------------
        Total stockholders' equity.......................................        99,401          625,972
                                                                           ------------     ------------
        Total liabilities and stockholders' equity.......................  $    123,863     $    747,710
                                                                           ============     ============


              See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                              Three months ended              Nine months ended
                                                                 September 30,                  September 30,
                                                          --------------------------    -----------------------------
                                                              1999          1998            1999              1998
                                                          ------------   -----------    ------------    -------------
Product revenues.......................................   $   21,914     $  106,900     $   112,033      $   325,810
Service revenues.......................................        6,121         69,700         142,166          297,040
                                                          ----------     ----------     -----------      -----------
        Total revenues.................................       28,035        176,600         254,199          622,850
                                                          ----------     ----------     -----------      -----------
Cost of product revenues...............................        3,065         13,067          21,750           70,430
Cost of service revenues...............................            0         55,752         108,024          239,895
                                                          ----------     ----------     -----------      -----------
        Total cost of revenues.........................        3,065         68,819         129,774          310,325
                                                          ----------     ----------     -----------      -----------

Gross profit...........................................       24,970        107,781         124,425          312,525
                                                          ----------     ----------     -----------      -----------
Operating expenses:
    Sales and marketing................................            0         94,352          99,284          417,664
    Research and development...........................            0        142,459         103,456          439,450
    General and administrative.........................      131,470        242,598         539,625          911,253
                                                          ----------     ----------     -----------      -----------
        Total operating expenses.......................      131,470        479,409         742,365        1,768,367
                                                          ----------     ----------     -----------      -----------

Operating loss.........................................     (106,500)      (371,628)       (617,940)      (1,455,842)
    Interest income (expense), net.....................        1,250          9,449           6,369           48,668
                                                          ----------     ----------     -----------      -----------
    Loss before extraordinary gain.....................     (105,250)      (362,179)       (611,571)      (1,407,174)

Extraordinary gain from sale of intellectual property..       85,000              0          85,000                0
                                                          ----------     ----------     -----------      -----------
        Net loss                                          $  (20,250)    $ (362,179)    $  (526,571)     $(1,407,174)
                                                          ==========     ==========     ===========      ===========
Basic and diluted earnings (loss) per share............   $   (0.004)    $    (0.08)    $     (0.11)     $     (0.30)
                                                          ==========     ==========     ===========      ===========
Weighted average common shares outstanding.............    4,677,407      4,677,407       4,677,407        4,677,407
                                                          ==========     ==========     ===========      ===========



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                                        Nine months ended
                                                                                          September 30,
                                                                                  -----------------------------
                                                                                     1999             1998
                                                                                  -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss................................................................      $(526,571)        $(1,407,174)
    Reconciliation of net loss to net cash used by operating activities:
        Depreciation and amortization.......................................         30,000              48,115
    Changes in assets and liabilities:
        Accounts receivable.................................................        227,327             238,757
        Inventory...........................................................              0               6,623
        Prepaid expenses and other assets...................................         44,865              17,290
        Accounts payable....................................................        (22,224)            (20,627)
        Accrued liabilities.................................................        (23,985)            (99,083)
        Deferred revenue....................................................        (49,495)           (162,263)
        Other current liabilities...........................................         (1,572)             (1,694)
                                                                                  ---------         -----------
            Net cash provided (used) by operating activities................       (321,655)         (1,380,056)
                                                                                  ---------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets, net of retirements............................              0              (4,978)
    Proceeds from sale of fixed assets......................................         28,814                   0
    Purchases of short-term investments.....................................              0             (32,977)
    Sale of short-term investments..........................................              0           1,563,522
    Cash restricted for operating leases....................................        111,000            (111,000)
                                                                                  ---------         -----------
            Net cash provided (used) by investing activities................        139,814           1,414,567
                                                                                  ---------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bridge notes payable......................................         86,335                   0
    Forgiveness of bridge notes payable.....................................        (86,335)                  0
                                                                                  ---------         -----------
            Net cash provided (used) by financing activities................              0                   0
                                                                                  ---------         -----------
Net cash provided (used) during period......................................       (181,841)             34,511

CASH AND CASH EQUIVALENTS:
    Beginning of period.....................................................        291,697             487,994
                                                                                  ---------         -----------
    End of period...........................................................      $ 109,856         $   522,505
                                                                                  =========         ===========


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

         On April 30, 1999, the Company ceased business operations and all employees were terminated. Management of the Company believes this action was necessary in light of the Company's liquidity needs and lack of short-term revenue opportunities.

         Since April 30, 1999, the Company has been selling the intellectual property embodied in its CD-ROM and Internet products, as well as its fixed assets, including computers and office furniture. The Company is also exploring potential uses of its public shell. In the meantime, the Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company.


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

         Because the Company has ceased business operations, operating results for the three and nine months ended September 30, 1999 will not be indicative of the operating results for the year ending December 31, 1999. See Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATION

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the three and nine months ended September 30, 1999 and 1998.

RESULTS OF OPERATIONS

         REVENUES. Revenues were $28,035 for the third quarter of 1999 compared to revenues of $176,600 for the third quarter of 1998. For the nine-month period ended September 30, 1999, revenues were $254,199, compared to revenues of $622,850 for the same period of 1998. Revenue for the third quarter of 1999 was primarily derived from sales of the Company's CD-ROM products before the Company sold the underlying intellectual property rights of its CD-ROM products in August 1999. See Item 2. "Liquidity and Capital Resources," and Item 4. "Submission of Matters to a Vote of Security Holders" for further information on the Company's sale of its intellectual property and other assets.

         The Company has ceased taking additional orders for its products and thus will not realize revenues in future periods.

         COST OF REVENUES. Cost of revenues for the third quarter of 1999 were $3,065, compared to $68,819 for the third quarter of 1998. For the nine-month period ended September 30, 1999, cost of revenues were $129,774, compared to cost of revenues of $310,325 for the same period of 1998. The decrease in cost of revenues was due to the decrease in revenues.

         OPERATING EXPENSES. The Company's operating expenses for the third quarter of 1999 were $131,470, compared to operating expenses of $479,409 in the third quarter of 1998. For the nine-month period ended September 30, 1999, operating expenses were $742,365, compared to operating expenses of $1,768,367 for the same period of 1998. This decrease in operating expenses between 1999 and 1998 was due primarily to expense reductions and ceasing business operations on April 30, 1999.

     (a) SALES AND MARKETING. Sales and marketing expenses for the third quarter of 1999 were $0, compared to $94,352 for the third quarter of 1998. For the nine-month period ended September 30, 1999, sales and marketing expenses were $99,284, compared to sales and marketing expenses of $417,664 for the same period of 1998. This decrease was due primarily to expense reductions and cessation of business operations on April 30, 1999.

     (b) RESEARCH AND DEVELOPMENT. Research and development expenses for the third quarter of 1999 were $0, compared to $142,459 for the third quarter of 1998. For the nine-month period ended September 30, 1999, research and development expenses were $103,456, compared to research and development expenses of $439,450 for the same period of 1998. This decrease was due primarily to expense reductions and cessation of business operations on April 30, 1999.

     (c) GENERAL AND ADMINISTRATIVE. General and administrative expenses for the third quarter of 1999 were $131,470, compared to $242,598 for the third quarter of 1998. For the nine-month period ended September 30, 1999, general and administrative expenses were $539,625, compared to general and administrative expenses of $911,253 for the same period of 1998. This decrease was due primarily to expense reductions and cessation of business operations on April

         30, 1999. Expenses incurred during the third quarter of 1999 relate entirely to the wind-down of business operations, shareholder proxy preparation and SEC reporting costs.

     OTHER INCOME (EXPENSE). The Company's net other income for the third quarter of 1999 was $1,250, compared to net other income of $9,449 for the third quarter of 1998. For the nine-month period ended September 30, 1999, net other income was $6,369, compared to net other income of $48,668 for the same period of 1998. Net other income consists entirely of interest earned on cash and cash equivalents. The decrease between periods is attributed to a decrease in cash reserves.

     NET LOSS. Net loss for the third quarter of 1999 was $20,250, compared to a net loss of $362,179 for the third quarter of 1998. For the nine-month period ended September 30, 1999, net loss was $526,571, compared to a net loss of $1,407,174 for the same period of 1998. Since the Company has ceased business operations, it does not expect to incur additional substantial losses in 1999, except for expenses relating to the operation of a small office and SEC public filing requirements. See "---Recent Developments."

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and cash equivalents were $109,856 as of September 30, 1999, compared to $291,697 as of December 31, 1998. This decrease in cash and cash equivalents was due primarily to the net loss from operations.

       In connection with the sale of business assets, the Company entered into an Asset Purchase Agreement dated June 18, 1999 with VirtualFund.com, Inc. (the "Buyer"), whereby the Buyer agreed to purchase certain intellectual property assets owned by the Company for a price of $85,000. The Buyer agreed to provide loans to the Company up to the amount of the purchase price until the asset sale is approved by the Company's shareholders. Upon approval by the Company's shareholders, the loans advanced would be considered payment for the assets and all loans would be discharged and canceled. During the second and third quarters of 1999, the Buyer made loans to the Company of $70,000 and $15,000, respectively. In connection with a Special Meeting of Shareholders on August 17, 1999, the sale of assets to the Buyer was approved by shareholders, and the proceeds realized were treated as an extraordinary gain. See Item 4. "Submission of Matters to a Vote of Security Holders."

       During the third quarter of 1999, the Company obtained access to cash totaling $111,000, which previously was restricted by a letter of credit that secured a lease for the Company's business premises. In addition, the Company also realized cash totaling $28,814 during the quarter from sales of its computers and office furniture.

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


       As of July 29, 1999, only 1,554,521 shares, or 33% of total shares outstanding of 4,677,407, were voted and present at the Special Meeting. Although less than a quorum, the shares were voted in the following manner:


                                      FOR         AGAINST       ABSTAIN
                                   ---------      -------       -------
                  PROPOSAL 1       1,423,821      106,200       24,500

                  PROPOSAL 2       1,423,821      106,200       24,500


       Because a quorum was not achieved, the Company rescheduled the Special Meeting of Shareholders in order to accumulate additional votes. The new meeting will be held at 9:00 a.m. on Tuesday, August 17, 1999, at the corporate offices of the Company, Baker Technology Plaza, 6121 Baker Road, Suite 115, Minnetonka, Minnesota.

       At the reconvened Special Meeting of Shareholders on August 17, 1999, 2,513,914 shares were voted and present, representing 53.75% of total shares outstanding. The shares voted were tabulated in the following manner:


                                       FOR         AGAINST       ABSTAIN
                                   ----------      -------       -------
                  PROPOSAL 1       2,347,714       115,000       34,200

                  PROPOSAL 2       2,364,714       115,000       34,200

       Since a quorum was achieved, the proposals were passed.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

EXHIBIT NO.   DESCRIPTION

  27.1        Financial Data Schedules

  99.1        Cautionary Statement




              (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended September 30, 1999

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALITY INTERACTIVE, INC.


Dated: November 5, 1999                  By  /s/      Paul J. Wendorff
                                            --------------------------------
                                                    Paul J. Wendorff
                                              Its Chief Executive Officer


Dated: November 5, 1999                  By  /s/      Wesley W. Winnekins
                                            --------------------------------
                                                    Wesley W. Winnekins
                                                Its Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit
     No.        Description

    27.1        Financial Data Schedules
    99.1        Cautionary Statement