Form 10KSB40
period 1999-12-31
REALITY INTERACTIVE INC
filed 2000-03-30
CIK 1006655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                         Commission File Number: 0-27862

                            REALITY INTERACTIVE, INC.
      MINNESOTA                                         41-1781991
State of Incorporation                     I.R.S. Employer Identification Number

                                    Suite 121
                                7885 Fuller Road
                             Eden Prairie, MN 55345
                                 (612) 282-4497

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

                                      [X]

The Company's revenues for the Fiscal Year Ended December 31, 1999 totaled $254,199.

As of February 29, 2000, the Company had 4,677,407 shares of Common Stock outstanding. The aggregate market value of the 4,092,443 shares of Common Stock held by non-affiliates of the Company was $895,017, based on the closing bid price of $0.2187 on February 29, 2000 on the Over The Counter Bulletin Board.

Transitional small business disclosure format:    Yes         No   X
                                                       -----     -----

                               FORM 10-KSB INDEX

PART I
------

Item 1.       Description of Business...............................................................................3

Item 2.       Description of Property...............................................................................3

Item 3.       Legal Proceedings.....................................................................................3

Item 4.       Submission of Matters to a Vote of Security Holders...................................................3


PART II
-------

Item 5.       Market for Common Equity and Related Stockholder Matters..............................................5

Item 6.       Management's Discussion and Analysis of Financial Condition and Results of Operation..................5

Item 7.       Financial Statements Index............................................................................7

Item 8.       Changes and Disagreements with Accountants on Accounting and Financial Disclosure.....................7


PART III
--------

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act.....................................................................8

Item 10.      Executive Compensation...............................................................................10

Item 11.      Security Ownership of Certain Beneficial Owners and Management.......................................11

Item 12.      Certain Relationships and Related Transactions.......................................................12

Item 13.      Exhibits and Reports on Form 8-K.....................................................................12

SIGNATURES.........................................................................................................15

EXHIBIT INDEX......................................................................................................16

FINANCIAL STATEMENTS..............................................................................................F-1



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

         Since April 30, 1999, the Company has been exploring potential uses of its public shell. While the Company seeks potential uses for the public shell, the primary factor that might cause such difference in results is the Company's inability to find a suitable acquisition or merger candidate or other use for its public shell in the near future.

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

         Since April 30, 1999, the Company has been selling the intellectual property embodied in its previously developed CD-ROM and Internet products, as well as its fixed assets, including computers and office furniture. The Company is also exploring potential uses of its public shell. In the meantime, the Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company.

         The Company has incurred operating losses in each period since inception, and has an accumulated deficit of $15,407,200.


ITEM 2.      DESCRIPTION OF PROPERTY

             The Company's executive office is located in Eden Prairie, Minnesota, where it leases approximately 1,000 square feet. The Company's office space is secured by a 3 month renewable lease, which can be canceled by giving an advanced 90 day written notice.


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


             Because a quorum was not achieved, the Company rescheduled the Special Meeting of Shareholders in order to accumulate additional votes. The new meeting was held at 9:00 a.m. on Tuesday, August 17, 1999, at the corporate offices of the Company, Baker Technology Plaza, 6121 Baker Road, Suite 115, Minnetonka, Minnesota.

             At the reconvened Special Meeting of Shareholders on August 17, 1999, 2,513,914 shares were voted and present, representing 53.75% of total shares outstanding. The shares voted were tabulated in the following manner:

                                                   FOR                  AGAINST              ABSTAIN
                                                   ---                  -------              -------
                  PROPOSAL 1                     2,347,714               115,000             34,200

                  PROPOSAL 2                     2,364,714               115,000             34,200

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

                 YEAR ENDED DECEMBER 31, 1999                       YEAR ENDED DECEMBER 31, 1998
                 ----------------------------                       ----------------------------
             QUARTER             HIGH           LOW             QUARTER               HIGH         LOW
             -------             ----           ---             -------               ----         ---
             First                $0.31         $0.09           First                  $0.69        $0.28

             Second               $0.15         $0.03           Second                 $0.78        $0.09

             Third                $0.13         $0.06           Third                  $0.28        $0.06

             Fourth               $0.13         $0.03           Fourth                 $0.17        $0.04


             The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

       B.    CHANGES IN SECURITIES

             NONE


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the years ended December 31, 1998 and 1999.

RESULTS OF OPERATIONS

         REVENUES. Revenues were $744,221 for 1998, compared to revenues of $254,199 for 1999. This decrease was due primarily to the Company's decision to cease its business operations effective April 30, 1999.

         On August 17, 1999, the Company received approval from its shareholders to sell certain intellectual property rights associated with its CD-ROM and internet-based training products. See Item 4. "SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS," and Item 6. "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - GAIN ON SALE OF INTELLECTUAL PROPERTY."

         COST OF REVENUES. Cost of revenues were $346,743 for 1998, compared to $129,773 for 1999. The decrease in cost of revenues was primarily due to the decrease in product sales attributed to the Company's decision to cease business operations effective April 30, 1999.

         OPERATING EXPENSES. The Company's operating expenses for 1998 were $2,229,350, compared to operating expenses of $816,422 for 1999. This decrease in operating expenses between 1998 and 1999 was due primarily to expense reductions and ceasing business operations effective April 30, 1999

         (a) SALES AND MARKETING. Sales and marketing expenses were $493,908 for 1998, compared to $99,285. This decrease between periods was due primarily to the Company's decision to cease business operations effective April 30, 1999.

         (b) RESEARCH AND DEVELOPMENT. Research and development expenses were $545,192 for 1998, compared to $103,456 for 1999. This decrease between periods was due primarily to the Company's decision to cease business operations effective April 30, 1999.

         (c) GENERAL AND ADMINISTRATIVE. General and administrative expenses were $1,190,250 for 1998, compared to $613,681 for 1999. This decrease between periods was due primarily to the Company's decision to cease business operations effective April 30, 1999.

              The Company expects that it will continue to incur general and administrative expenses for the year 2000 as it continues to maintain a small administrative office, pursues opportunities for its public shell and maintains its status as a fully reporting company with the Securities and Exchange Commission.

         GAIN ON SALE OF INTELLECTUAL PROPERTY. In connection with the sale of business assets, the Company entered into an Asset Purchase Agreement dated June 18, 1999 with VirtualFund.com, Inc. (the "Buyer"), whereby the Buyer agreed to purchase certain intellectual property assets owned by the Company for a price of $85,000. The Buyer agreed to provide loans to the Company up to the amount of the purchase price until the asset sale is approved by the Company's shareholders. Upon approval by the Company's shareholders, the loans advanced would be considered payment for the assets and all loans would be discharged and canceled. During the second and third quarters of 1999, the Buyer made loans to the Company of $70,000 and $15,000, respectively. In connection with a Special Meeting of Shareholders on August 17, 1999, the sale of assets to the Buyer was approved by shareholders, and the proceeds realized were treated as a gain on sale of intellectual property. See Item 4. "Submission of Matters to a Vote of Security Holders."

         INTEREST INCOME. The Company's interest income was $54,444 for 1998, compared to net other income of $7,290 for 1999. For 1998 and 1999, net other income consisted entirely of interest earned on short-term investments, with the decrease between years being attributed to declining cash reserves.

         NET LOSS. Net loss was $1,777,428 for 1998, compared to a net loss of $599,706 for 1997. Since the Company has ceased business operations, it does not expect to incur additional substantial losses in 2000, except for expenses relating to the operation of a small office, pursuing opportunities for its public shell and SEC public filing requirements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $291,697 as of December 31, 1998, compared to $40,986 as of December 31, 1999. This decrease in cash, cash equivalents and short-term investments was due primarily to the net loss from operations for the year ended December 31, 1998.

         The Company expects that its current cash balance will allow it to meet its minimal operating expenditures at least through June 30, 2000.

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

                         Notes to Financial Statements...........................  F-7 to F-12


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                                    DIRECTORS

         Information regarding the Directors of the Company is set forth below:

         Name                       Age     Offices

         Paul J. Wendorff *          46     Chairman of the Board, President and
                                               Chief Executive Officer

          ----------------------------------

* Is currently fulfilling the duties of the above noted offices as an outside consultant.

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


MEETINGS OF THE BOARD OF DIRECTORS AND CERTAIN COMMITTEES

         During the fiscal year ended December 31, 1999, there were no Board of Directors meeting. The Board of Directors and its committees also act from time to time by written consent in lieu of meetings.

         The Board of Directors of the Company has standing audit and compensation committees which have a current membership as indicated in the foregoing section. The Board of Directors has no standing nominating committee.

         The Audit Committee makes recommendations as to the selection of auditors and their compensation, and reviews with the auditors the scope of the annual audit, matters of internal control and procedure and the adequacy thereof, the audit results and reports and other general matters relating to the Company's accounts, records, controls and financial reporting. There was no formal meeting of the Audit Committee during fiscal 1999.

         The Compensation Committee reviews and recommends to the Board of Directors the compensation guidelines for executive officers. There was no formal meeting of the Compensation Committee during fiscal 1999 as all employees were terminated on April 30, 1999 when the Company ceased its business operations.

                               EXECUTIVE OFFICERS


   Name                        Age        Offices
   Paul J. Wendorff             45        President, Chief Executive Officer

See the biographical information for Mr. Wendorff under the section "Directors."


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

         The Company believes that all Section 16(a) filing requirements were met in a timely manner for the fiscal year ending December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to or earned in fiscal years 1997, 1998 and 1999 by the Company's Chief Executive Officer. No other executive officer of the Company earned salary and bonus in excess of $100,000 during 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                 Long-Term
                                                                 Annual Compensation            Compensation
                                                 Fiscal    ------------------------------       ------------
Name                                              Year      Salary (1)          Bonus            Options (2)
----                                              ----     -----------      -------------       ------------
Paul J. Wendorff                                    1999         $48,442           --                  --
    President and Chief Executive Officer           1998         129,938           --                   100,000
                                                    1997         125,000           --                   105,000

---------------------------------

(1) The compensation to Mr. Wendorff for 1999 represents payments made through April 30, 1999, the effective date of the Company's cessation of business operations.

(2) All options granted to Mr. Wendorff for the years presented have expired.


         The following table summarizes the options granted to the executive officer named in the Summary Compensation Table in 1999.

                              OPTION GRANTS IN 1999

                            Number of Securities        Percent of Total Options
                             Underlying Options           Granted to Employees          Exercise     Expiration
Name                                Granted                   in Fiscal 1997              Price          Date
----                        -----------------------     ---------------------------     ----------   -------------
Paul J. Wendorff                    ---                              ---%                    $---           ---

         No options were granted or exercised by the executive officer named in the Summary Compensation Table during fiscal year 1999.

         The following table summarizes the number of unexercised options held by the executive officer named in the Summary Compensation Table as of December 31, 1999.

                       OPTION VALUES AT DECEMBER 31, 1999

                                      Number of Unexercised                           Value of Unexercised
                                         Options at End of                            In-the-Money Options
                                              Fiscal 1999                             at End of Fiscal 1999 (1)
                                    ------------------------------                 ------------------------------
Name                                Exercisable     Unexercisable                  Exercisable     Unexercisable
----                                -----------    ---------------                 -----------    ---------------
Paul J. Wendorff                         ---            ---                             $--              $--


(1) Value is based on the difference between the closing price of the Company's Common Stock of $0.10 on December 31, 1999 and the option exercise price per share multiplied by the number of shares subject to the option. All options had expired by December 31, 1999.


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

                                                                     Beneficial Ownership (1)
                                                                     ------------------------
              Name                                                    Shares         Percent
              ----                                                    ------         -------
              Perkins Capital Management, Inc.(2)..................   674,050        12.9%
                 730 E. Lake Street
                 Wayzata, Minnesota  55391

              Paul J. Wendorff.....................................   584,964        12.5

              The Perkins Opportunity Fund(3)......................   525,000        10.6
                 730 E. Lake Street
                 Wayzata, Minnesota  55391

              All directors and executive officers

                 as a group (1 person)(8)..........................   584,964        12.5

------------------------------

(1) Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of February 29, 2000 are deemed to be outstanding for purposes of computing the percentage of shares beneficially owned by the person holding such options or warrants, but are not deemed to be outstanding for purposes of computing such percentage for any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)    Includes 555,600 shares of Common Stock subject to warrants.

(3) Includes 275,000 shares of Common Stock subject to warrants. Perkins Capital Management, Inc. serves as investment advisor to The Perkins Opportunity Fund, and holds voting and dispositive power over such shares. Perkins Capital Management, Inc. disclaims beneficial ownership in such shares.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         NONE


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index of Exhibits

    Exhibit
     Number     Description
    -------     ---------------------
     3.1(1)     Articles of Incorporation of the Company
     3.2(1)     Amended and Restated Articles of Incorporation of the Company
     3.3(1)     Bylaws of the Company
     3.4(1)     Amended Bylaws of the Company
     4.1(1)     Specimen form of the Company's Common Stock Certificate
     4.2(1)     Warrant Agreement (including Form of Redeemable Warrant)
     4.3(1)     Form of Bridge Loan Agreement, dated January 19, 1996, between the Company and various investors (including form of Bridge Note and Bridge Warrant)
     4.4(1)     Canceled Promissory Note in favor of Brightstone Fund VI in the amount of $200,000
     4.5(1)     Canceled Promissory Note in favor of Wyncrest Capital, Inc. in the amount of $120,000
     4.6(1)     Warrant in favor of Brightstone Fund VI for 43,109 shares
     4.7(1)     Warrant in favor of Wyncrest Capital, Inc. for 25,188 shares
    10.1(1)     ISO 9000 Content Agreement between Reality Interactive, Inc. and Process Management
                International, dated August 4, 1994
    10.2(1)     Joint Marketing and Distribution Agreement between Reality Interactive, Inc. and American
                Society for Quality Control, Inc., dated May 10, 1995
    10.3(1)     Agreement for Consulting Services between Reality Interactive, Inc. and Steven W. McClernon, dated January 15, 1996
    10.4(1)     Sublease Agreement between Reality Interactive, Inc. and Collopy Saunders Real Estate, Inc.,
                dated December 15, 1994
    10.5(1)     Subject Matter Expert Agreement between Reality Interactive, Inc. and The Third Generation,
                Inc., dated January 6, 1996
    10.6(1)     Subject Matter Expert Agreement between Reality Interactive, Inc. and WRITAR, dated February
                1, 1996
    10.7(1)     Reality Systems, Inc. 1994 Stock Incentive Plan, as amended (including form of Stock Option
                Agreement)
    10.8(1)     Form of Non-Statutory Directors' Option Agreement (issued to certain non-employee directors or affiliates of non-employee directors in 1994 and 1995)
    10.9(1)     Reality Interactive, Inc. 1996 Directors Stock Option Plan (including form of Directors Stock
                Option Agreement)
    10.10(1)    Form of Shrink-Wrap License Agreement
    10.11(1)    Form of Enterprise License Agreement
    10.12(1)    Form of Volume Discount Agreement
    10.13(1)    ISO 9000/QS-9000 Addendum, dated March 13, 1996, between the Company and Process Management
                Institute, Inc., amending the agreement dated August 4, 1994
    10.14(1)    Form of Lock-Up Agreement
    10.15(1)    Independent Software Vendor Agreement between the Company and Hewlett Packard

     Exhibit
     Number     Description
     -------    ---------------------------
    10.16(1)    Master Equipment Lease Agreement, dated June 15, 1995, and Amendment No. 1 to Master Equipment
                Lease Agreement, dated July 1995, each between the Company and Carlton Financial Corporation
    10.17(1)    Lease Agreement, dated January 30, 1996, between the Company and Lease Finance Group, Inc.
    10.18(1)    Irrevocable Letters of Credit, dated June 20, 1995 and August 1, 1995, from BankWindsor in favor of Carlton Financial Corp. and Irrevocable Letter of Credit, dated December 27, 1995, in favor of Lease Finance Group, Inc.
    10.19(2)    First Amendment to Joint Marketing and Distribution Agreement between Reality Interactive,
                Inc. and American Society for Quality Control, Inc., dated May 1, 1996
    10.20(2)    Joint Marketing and Distribution Agreement between Reality Interactive, Inc. and American
                Society for Quality Control, Inc., dated May 17, 1996
    10.21(3)    Equipment Lease between Reality Interactive, Inc. and Dexxon Capital Corporation Dated June 3,
                1996
    10.22(4)    Copyright License Agreement between Reality Interactive, Inc. and the American National
                Standards Institute dated August 30, 1996, including Modifying Agreement
    10.23(4)    ISO 14000 Marketing and Promotion Agreement between Reality Interactive, Inc. and the American
                National Standards Institute dated September 20, 1996
    10.24(4)    ISO 14000 Marketing and Promotion Agreement between Reality Interactive, Inc. and the Global
                Environment and Technology Foundation dated September 6, 1996
    10.25(4)    Distribution Agreement between Reality Interactive, Inc. and Futuremedia PLC dated July 12,
                1996
    10.26(5)    Sublease Agreement between Reality Interactive, Inc. and IVI Publishing, Inc., dated September
                17, 1996
    10.27(5)    Distribution Agreement between Reality Interactive, Inc. and Lasermedia (Deutschland) GMBH,
                dated October 9, 1996
    10.28(5)    Amendment No. 2, dated December 9, 1996, to Master Equipment Lease Agreement, dated July 1995, each between the Reality Interactive, Inc. and Carlton Financial Corporation
    10.29(5)    Irrevocable Letter of Credit, dated December 9, 1996, from BankWindsor in favor of Carlton Financial Corp.
    10.30(6)    Master Distribution Agreement between Reality Interactive, Inc. and Interactive Media
                Communications, dated February 24, 1997
    10.31(6)    Multinational Copyright Exploitation Agreement between Reality Interactive, Inc. and the
                International Organization for Standardization, dated February 17, 1997
    10.32(6)    Multinational Copyright Exploitation Agreement between Reality Interactive, Inc. and the
                International Organization for Standardization, dated February 17, 1997
    10.33(7)    Asset Purchase Agreement between Reality Interactive, Inc. and VirtualFund.com, Inc., dated
                June 18, 1999
    10.34(7)    Credit Agreement between Reality Interactive, Inc. and VirtualFund.com, Inc., dated May 28,
                1999
    10.35(7)    Form of Demand Note between Reality Interactive, Inc. and VirtualFund, Inc., dated May 28, 1999
    10.36(7)    Security Agreement between Reality Interactive, Inc. and VirtualFund, Inc., dated May 28, 1999
      23.1      Consent of Lund Koehler Cox & Arkema LLP
      27.1      Financial Data Schedule for the Year Ended December 31, 1999
      99.1      Cautionary Statement

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

         (7) Incorporated by reference to the Company's Proxy Statement filed June 28, 1999.


(b)      Reports on Form 8-K

         A report dated January 11, 1999 on Form 8-K was filed regarding a change in the Company's auditor for the year ended December 31, 1998.

         An initial report dated September 1, 1999, and an amended report dated October 29, 1999 on Form 8-K was filed regarding the sale of certain intellectual property assets and furniture, fixtures and equipment.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        REALITY INTERACTIVE, INC.


Dated:  March 30, 2000                  By /S/ Paul J. Wendorff
                                           --------------------
                                               Paul J. Wendorff
                                               Chief Executive Officer


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


             Name                                    Title                                         Date
             ----                                    -----                                         ----
/S/ Paul J. Wendorff                   Chairman, Chief Executive Officer,
-----------------------------          President and Director
     Paul J. Wendorff                  (Principal Executive Officer)                           March 30, 2000

                                  EXHIBIT INDEX


  Exhibit
    No.       Description                                                                               Page No.
 --------     -----------------------------------------------------------------------------------       --------
    23.1      Consent of Lund Koehler Cox & Arkema LLP...........................................          17
    27.1      Financial Data Schedule for the Year Ended December 31, 1999
    99.1      Cautionary Statement...............................................................          18

                          INDEX TO FINANCIAL STATEMENTS



                                                                                       Page
                                                                                       ----

                Report of Independent Public Accountants..........................     F-2

                Balance Sheet.....................................................     F-3

                Statement of Operations...........................................     F-4

                Statement of Stockholders' Equity.................................     F-5

                Statement of Cash Flows...........................................     F-6

                Notes to Financial Statements..................................... F-7 to F-12

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Reality Interactive, Inc.:

We have audited the accompanying balance sheets of Reality Interactive, Inc. as of December 31, 1998 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reality Interactive, Inc. as of December 31, 1998 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Reality Interactive, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Reality Interactive, Inc. has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The 1999 financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Minneapolis, Minnesota
March 6, 2000

                                               /S/ LUND KOEHLER COX & ARKEMA LLP

                            REALITY INTERACTIVE, INC.
                                  BALANCE SHEET



                                                                                          DECEMBER 31,
                                                                                     1998              1999
                                                                                ---------------  ---------------
       ASSETS

Current assets:
   Cash and cash equivalents                                                    $       291,697  $        40,986
   Accounts receivable                                                                  231,525                0
   Prepaid expenses and other current assets                                             40,299            2,921
                                                                                ---------------  ---------------
       Total current assets                                                             563,521           43,907
                                                                                ---------------  ---------------

Fixed assets, net                                                                        63,833                0
Restricted cash                                                                         111,000                0
Other assets                                                                              9,356                0
                                                                                ---------------  ---------------
       Total assets                                                             $       747,710  $        43,907
                                                                                ===============  ===============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                             $        38,733  $         9,688
   Accrued liabilities                                                                   31,938            7,953
   Deferred revenue                                                                      49,495                0
   Other current liabilities                                                              1,572                0
                                                                                ---------------  ---------------
       Total current liabilities                                                        121,738           17,641
                                                                                ---------------  ---------------

Commitments (Note 5)

Stockholders' equity:
   Common stock, $.01 par value, 25,000,000 shares
       authorized 4,677,407 shares issued and outstanding
       at both dates                                                                     46,774           46,774
   Additional paid-in capital                                                        15,386,692       15,386,692
   Accumulated deficit                                                              (14,807,494)     (15,407,200)
                                                                                ---------------  ---------------
       Total stockholders' equity                                                       625,972           26,266
                                                                                ---------------  ---------------
       Total liabilities and stockholders' equity                               $       747,710  $        43,907
                                                                                ===============  ===============



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS



                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                      1998             1999
                                                                                ---------------  ---------------

Product revenues                                                                $       384,637  $       112,033
Service revenues                                                                        359,584          142,166
                                                                                ---------------  ---------------
       Total revenues                                                                   744,221          254,199
                                                                                ---------------  ---------------

Cost of product revenues                                                                 81,682           21,749
Cost of service revenues                                                                265,061          108,024
                                                                                ---------------
       Total cost of revenues                                                           346,743          129,773
                                                                                ---------------  ---------------

Gross profit                                                                            397,478          124,426
                                                                                ---------------  ---------------

Operating expenses:
   Sales and marketing                                                                  493,908           99,285
   Research and development                                                             545,192          103,456
   General and administrative                                                         1,190,250          613,681
                                                                                ---------------  ---------------
       Total operating expenses                                                       2,229,350          816,422
                                                                                ---------------  ---------------

Operating loss                                                                       (1,831,872)        (691,996)

   Gain on sale of intellectual property                                                      0           85,000

   Interest income                                                                       54,444            7,290
                                                                                ---------------  ---------------


Net loss                                                                        $    (1,777,428) $      (599,706)
                                                                                ===============  ===============

Basic and Diluted Loss Per Share:                                               $         (0.38) $         (0.13)
                                                                                ===============  ===============

Weighted average common shares outstanding                                            4,677,407        4,677,407
                                                                                ===============  ===============



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY



                                             NUMBER                 ADDITIONAL                        TOTAL
                                           OF SHARES    COMMON       PAID-IN        ACCUMULATED    STOCKHOLDERS'
                                             ISSUED      STOCK       CAPITAL          DEFICIT         EQUITY
                                           ---------   ---------   ------------    -------------   ------------
Balance at December 31, 1997               4,677,407      46,774     15,386,692      (13,030,066)     2,403,400

Net loss                                           -           -              -       (1,777,428)    (1,777,428)
                                           ---------   ----------  ------------    -------------   ------------

Balance at December 31, 1998               4,677,407   $  46,774   $ 15,386,692    $ (14,807,494)  $    625,972

Net loss                                           -           -              -         (599,706)      (599,706)
                                           ---------   ---------   ------------    -------------   ------------

Balance at December 31, 1999               4,677,407   $  46,774   $ 15,386,692    $ (15,407,200)  $     26,266
                                           =========   =========   ============    =============   ============



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF CASH FLOWS

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                      1998            1999
                                                                                ---------------  ---------------
Cash flows from operating activities:
   Net loss                                                                     $    (1,777,428) $      (599,706)
   Reconciliation of net loss to net cash used by
     operating activities:
     Depreciation and amortization                                                       63,115           30,000
     Gain on disposal of intellectual property                                                0          (85,000)
     Loss on disposal of property and equipment                                               0            5,019
     Changes in assets and liabilities:
       Accounts receivable                                                              179,391          231,525
       Inventory                                                                         71,197                0
       Prepaid expenses and other assets                                                 22,552           46,734
       Accounts payable                                                                   2,618          (29,045)
       Accrued liabilities                                                              (98,275)         (23,985)
       Deferred revenue                                                                (132,411)         (49,495)
       Other current liabilities                                                           (122)          (1,572)
                                                                                ---------------  ---------------
           Net cash provided (used) by operating activities                          (1,669,363)        (475,525)
                                                                                ---------------  ---------------

Cash flows from investing activities:
   Purchases of fixed assets                                                             (4,977)               0
   Proceeds from sale of fixed assets                                                         0           28,814
   Proceeds from sale of intellectual property                                                0           85,000
   Purchases of short-term investments                                                  (32,979)               0
   Sales of short-term investments                                                    1,563,522                0
   Cash restricted for operating leases                                                 (52,500)         111,000
                                                                                ---------------  ---------------
           Net cash provided (used) by investing activities                           1,473,066          224,814
                                                                                ---------------  ---------------

Net cash used during year                                                              (196,297)        (250,711)
Cash and cash equivalents:
   Beginning of year                                                                    487,994          291,697
                                                                                ---------------  ---------------

   End of year                                                                  $       291,697  $        40,986
                                                                                ===============  ===============



               See accompanying notes to the financial statements.

REALITY INTERACTIVE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1999



1.     ORGANIZATION AND STATUS

       Reality Interactive, Inc. (the Company) was incorporated on May 24, 1994 for the purpose of developing technology-based knowledge solutions for the corporate marketplace.

       On April 30, 1999, the Company ceased business operations and terminated all remaining employees. This action was necessary in light of the Company's liquidity needs and lack of revenue opportunities.

       Since the Company ceased its business operations, it has sold a majority of its physical assets and intellectual property resulting in proceeds of $113,814. Currently, the Company is exploring potential uses of its public shell. While the Company pursues such opportunities, it intends to comply with all future SEC reporting requirements in order to maintain its status as a public company.


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

       CASH AND CASH EQUIVALENTS
       Cash and cash equivalents include highly liquid investments with original maturities of less than 90 days and are generally invested in money market funds and certificates of deposit. The Company maintains its cash in bank deposit accounts at various financial institutions with high credit quality. The balances, at times, may exceed federally insured limits.

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

       ACCOUNTS RECEIVABLE
       The Company considered all accounts receivable to be fully collectible. Accordingly, no allowance for uncollectible accounts had been established. If accounts became uncollectible, they were charged to operations when that determination had been made. The Company extended unsecured credit to customers in the normal course of business.

       FIXED ASSETS
       Fixed assets were stated at cost. Accelerated depreciation methods are used for both book and tax purposes over the estimated useful life of the equipment ranging from three to seven years. Leasehold improvements were amortized over the lease term using the straight-line method.

       INCOME TAXES
       Income taxes are accounted for using the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

       NET LOSS PER SHARE
       The Company accounts for earnings (loss) per share as required under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires dual presentation of basic and diluted earnings (loss) per share for entities with complex capital structures. Basic earnings (loss) per share includes no dilution and is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of securities that could share in the earnings of an entity and is similar to the former fully diluted earnings (loss) per share calculation. For the years ended December 31, 1999 and 1998, basic and diluted loss per share for the Company is the same because the inclusion of stock options and warrants as common stock equivalents would be antidilutive.

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS
       The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

       DEFINED CONTRIBUTION PLAN
       The Company has established a qualified 401(k) profit sharing plan which allows eligible employees to defer a portion of their salary. The Plan does not require any discretionary Company contributions. This Plan was terminated when the Company ceased its business operations on April 30, 1999.

3.     FIXED ASSETS

       Fixed assets consist of the following at:

                                                                                              DECEMBER 31,
                                                                                          1998           1999
                                                                                          ----           ----
       Computer equipment                                                           $     332,938  $           0
       Office equipment and furniture                                                     120,065              0
                                                                                    -------------  -------------
                                                                                          453,003              0
       Less accumulated depreciation and amortization                                    (389,170)             0
                                                                                    -------------  -------------
                                                                                    $      63,833  $           0
                                                                                    =============  =============


4.     INCOME TAXES

       Significant components of the Company's deferred tax assets are as follows:

                                                                                              DECEMBER 31,
                                                                                        1998             1999
                                                                                        ----             ----
       Deferred tax assets:
         Net operating loss carryforwards                                       $     5,978,000  $     6,150,000
         Other                                                                           50,000           50,000
                                                                                ---------------  ---------------
              Total deferred tax assets                                               6,028,000        6,200,000

       Less valuation allowance                                                      (6,028,000)      (6,200,000)
                                                                                ---------------  ---------------
       Net deferred tax assets                                                  $         -      $         -
                                                                                ===============  ===============


       At December 31, 1999, the Company had net operating loss carryforwards of approximately $15,300,000 for income tax purposes. The net operating loss carryforwards expire in 2009 through 2019 if not previously utilized.

       The Company has determined, based on the weight of available evidence at December 31, 1999, that it is more likely than not the Company's deferred tax assets will not be realized. Accordingly, a valuation allowance has been established for the tax benefits of these items. Future utilization of the available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 due to future significant changes in ownership.

5.     COMMITMENTS

       LEASES
       The Company leases office space and equipment under various operating lease agreements, the last of which expires in 2003. The Company's office space is secured by a 3 month renewable lease, which can be canceled by the Company by giving an advanced 90 day written notice.

       At December 31, 1999, future minimum lease payments under noncancelable operating leases were as follows:

                                                                                   OPERATING
       YEAR ENDING DECEMBER 31,                                                     LEASES
       ------------------------                                                     ------

              2000                                                               $       2,492
              2001                                                                       2,492
              2002                                                                       2,492
              2003                                                                         831
                                                                                 -------------
              Total future minimum lease payments                                $       8,307
                                                                                 =============


       Rent expense was approximately $440,070 and $145,593 for the years ended December 31, 1998 and 1999, respectively.


       LETTERS OF CREDIT
       The Company had an outstanding letter of credit with a bank as security for an operating lease of office space. The Company was required to maintain a commensurate amount of cash as collateral at the bank which issued the letter of credit. This amount is reflected as restricted cash at December 31, 1998.

       SIGNIFICANT CUSTOMERS
       Product and service revenues from clients that individually exceed 10% of the Company's total revenues included three clients at 26%, 20% and 12% for the year ended December 31, 1998. Accounts receivable from two of these customers represented approximately 26% and 23% of total accounts receivable at December 31, 1998.


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

       WARRANTS
       A summary of the Company's warrant activity is as follows:

                                                                                         EXERCISE
                                                                         NUMBER            PRICE       EXPIRATION
                                                                         ------            -----       ----------

       Outstanding at December 31, 1997                                   3,365,922     $2.40-$8.00     1998-2001
       Expired                                                               (7,625)       $3.00        12/31/98
                                                                      -------------

       Outstanding at December 31, 1998                                   3,358,297     $2.40-$8.00     1999-2001
       Expired                                                             (560,000)       $4.31         1/19/99
                                                                      -------------

       Outstanding at December 31, 1999                                   2,798,297     $2.40-$8.00     2000-2001
                                                                      =============


       Such warrants were issued in connection with various financing transactions by the Company. The holders of these warrants are not entitled to vote, receive dividends or exercise any other rights until such warrants have been duly exercised and payment of the purchase price has been made.

       STOCK OPTIONS
       At December 31, 1999, the Company had 700,000 shares of common stock reserved under its 1994 Stock Incentive Plan. The plan provides for grants of incentive and nonqualified stock options to officers, employees and independent contractors. Furthermore, the Company may grant nonqualified options outside of this plan. These stock options generally vest evenly over a three to four year period and are exercisable over periods up to five years from date of grant. In addition, the Company had 400,000 shares of common stock reserved under its 1996 Directors' Stock Option Plan. This plan provides for annual grants of options to purchase 10,000 shares of Common Stock per director per year and vests six months from the date of grant.

       The Board of Directors establishes all terms and conditions of each grant. Stock options are granted at or above fair market value as determined by the Board of Directors at each grant date.

       Option transactions under these plans are summarized as follows:

                                                                                  EXERCISE      WEIGHTED AVERAGE
                                                                  OPTIONS           PRICE        EXERCISE PRICE
       STOCK INCENTIVE PLAN                                     OUTSTANDING       PER SHARE         PER SHARE
       --------------------                                     -----------       ---------         ---------
       Options outstanding at December 31, 1997                     483,100      $0.45 - $4.44        $0.90

       Granted                                                      180,000          $0.75            $0.75
       Canceled                                                     (75,600)     $0.50 - $4.44        $0.81
                                                              -------------

       Options outstanding at December 31, 1998                     587,500      $0.45 - $1.00        $0.87

       Granted                                                            0
       Canceled                                                    (587,500)     $0.45 - $1.00        $0.87
                                                              -------------

       Options outstanding at December 31, 1999                           0
                                                              =============
       Exercisable at December 31, 1999                                   0
                                                              =============


                                                                                                WEIGHTED AVERAGE
                                                            OPTIONS         EXERCISE PRICE        EXERCISE PRICE
       DIRECTOR'S STOCK OPTION PLAN                       OUTSTANDING          PER SHARE            PER SHARE
       ----------------------------                       -----------          ---------            ---------
       Options outstanding at December 31, 1997                20,000            $1.13                $1.13

       Granted                                                 10,000            $0.25                $0.25
       Canceled                                               (30,000)       $0.25 - $1.13            $0.83
                                                          -----------

       Options outstanding at December 31, 1998                     0

       Granted                                                      0
       Canceled                                                     0
                                                          -----------
       Options outstanding at December 31, 1999                     0
                                                          ===========


       The estimated weighted average grant-date fair value of stock options granted during 1998 was $0.75 per option.

       The Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed by SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation expense related thereto. If the Company had elected to recognize compensation expense based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the following table:

                                                                                        1998             1999
                                                                                        ----             ----

       Net loss - as reported                                                   $    (1,777,428) $      (599,706)
       Net loss - pro forma                                                     $    (1,821,136) $      (599,706)
       Basic and Diluted net loss per share - as reported                       $         (0.38) $         (0.13)
       Basic and Diluted net loss per share - pro forma                         $         (0.39) $         (0.13)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                                                1998       1999
                                                                                                ----       ----
       Expected dividend level                                                                     0%         0%
       Expected stock price volatility                                                            50%        50%
       Risk-free interest rate                                                                   5.4%       6.0%
       Expected life of options                                                               4 years    4 years
