Form 10QSB
period 2000-03-31
REALITY INTERACTIVE INC
filed 2000-05-12
CIK 1006655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


                         Commission file number: 0-27862


                            REALITY INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)


               MINNESOTA                                 41-1781991
      ------------------------------          ---------------------------------
      State or other jurisdiction of          I.R.S. Employer Identification No.
      incorporation of organization

              SUITE 121
          7885 FULLER ROAD
     EDEN PRAIRIE, MINNESOTA 55345                    (612) 253-4713
---------------------------------------        -----------------------------
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



At April 30, 2000, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.

         Transitional Small Business Issuer Format       [ ] Yes    [X] No

                                FORM 10-QSB INDEX


PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements..................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................7


PART II -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................................8

SIGNATURES.....................................................................9

EXHIBIT INDEX.................................................................10


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

         On April 30, 1999, the Company ceased business operations. Management of the Company believes this action was necessary in light of the Company's current liquidity needs and lack of short-term revenue opportunities.

         Since April 30, 1999, the Company has been exploring potential uses of its public shell. While the Company seeks potential uses for the public shell, the primary factor that might cause such difference in results is the Company's inability to find a suitable acquisition or merger candidate or other use for its public shell in the near future.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            REALITY INTERACTIVE, INC.
                                  BALANCE SHEET


                                                                    March 31,          December 31,
                                                                      2000                 1999
                                                                  ------------         ------------
ASSETS                                                             (Unaudited)
Cash and cash equivalents......................................   $     30,946         $     40,986
Prepaid expenses and other current assets......................            895                2,921
                                                                  ------------         ------------
        Total assets...........................................   $     31,841               43,907
                                                                  ============         ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...........................................   $      8,460         $      9,688
    Accrued liabilities........................................          7,953                7,953
                                                                  ------------         ------------
        Total current liabilities..............................         16,413               17,641
                                                                  ------------         ------------

Stockholders' equity:
    Common stock, $.01 par value, 25,000,000 shares authorized;
        4,677,407 shares outstanding at both dates.............         46,774               46,774
    Additional paid-in capital.................................     15,386,692           15,386,692
    Accumulated deficit........................................    (15,418,038)         (15,407,200)
                                                                  ------------         ------------
        Total stockholders' equity.............................         15,428               26,266
                                                                  ------------         ------------
        Total liabilities and stockholders' equity.............   $     31,841         $     43,907
                                                                  ============         ============



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                Three months ended
                                                                     March 31,
                                                           ------------------------------
                                                              2000                1999
                                                           -----------        -----------
Product revenues........................................   $         0        $    72,824
Service revenues........................................             0                800
                                                           -----------        -----------
        Total revenues..................................             0             73,624
                                                           -----------        -----------
Cost of product revenues................................             0             17,436
Cost of service revenues................................             0                  0
                                                           -----------        -----------
        Total cost of revenues..........................             0             17,436
                                                           -----------        -----------
Gross profit............................................             0             56,188
                                                           -----------        -----------

Operating expenses:
    Sales and marketing.................................             0             68,095
    Research and development............................             0             68,506
    General and administrative..........................        17,009            200,893
                                                           -----------        -----------
        Total operating expenses........................        17,009            337,494
                                                           -----------        -----------

Operating loss..........................................       (17,709)          (281,306)
    Gain on sale of domain name.........................         5,975                  0
    Interest income (expense), net......................           196              3,430
                                                           -----------        -----------
        Net loss........................................   $   (10,838)       $  (277,876)
                                                           ===========        ===========
Basic and diluted earnings (loss) per share.............   $     (0.00)       $     (0.06)
                                                           ===========        ===========
Weighted average common shares outstanding..............     4,677,407          4,677,407
                                                           ===========        ===========



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Three months ended
                                                                                       March 31,
                                                                           -------------------------------
                                                                              2000                 1999
                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.............................................................  $   (10,838)        $  (277,876)
    Reconciliation of net loss to net cash used by operating activities:
        Depreciation and amortization....................................            0              15,000
    Changes in assets and liabilities:
        Accounts receivable..............................................            0             198,261
        Prepaid expenses and other current assets........................        2,026             (47,581)
        Accounts payable.................................................       (1,228)             (5,548)
        Accrued liabilities..............................................            0              (3,339)
        Deferred revenue.................................................            0              19,950
        Other current liabilities........................................            0              (1,572)
                                                                           -----------         -----------
            Net cash used by operating activities........................      (10,040)           (102,705)
                                                                           -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                0                   0
                                                                           -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                0                   0
                                                                           -----------         -----------
Net cash provided (used) during period...................................      (10,040)           (102,705)
CASH AND CASH EQUIVALENTS:
    Beginning of period..................................................       40,986             291,697
                                                                           ===========         ===========
    End of period........................................................  $    30,946         $   188,992
                                                                           ===========         ===========


               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


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

         Since the Company ceased its business operations, it has sold a majority of its physical assets and intellectual property. Currently, the Company is exploring potential uses of its public shell. While the Company pursues such opportunities, it intends to comply with all future SEC reporting requirements in order to maintain its status as a public company.


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

         Operating results for the three months ended March 31, 2000 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2000.

         Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted. The statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the first quarter ended March 31, 2000 and 1999.

RESULTS OF OPERATIONS

         REVENUES. Revenues were $0 for the first quarter of 2000, compared to revenues of $73,624 for the first quarter of 1999. This decrease was due to the Company's decision to cease its business operations effective April 30, 1999.

         COST OF REVENUES. Cost of revenues were $0 for the first quarter of 2000, compared to $17,436 for the first quarter of 1999. The decrease in cost of revenues was due to the Company's decision to cease business operations effective April 30, 1999.

         OPERATING EXPENSES. Operating expenses were $17,009 for the first quarter of 2000, compared to $337,494 for the first quarter of 1999. This decrease in operating expenses was due to the Company's decision to cease business operations effective April 30, 1999. Expenses incurred during the first quarter of 2000 were entirely for general and administrative purposes, including rent for a small office, professional fees and miscellaneous office expenses.

         The Company expects that it will continue to incur general and administrative expenses for the remainder of 2000 as it continues to maintain a small administrative office, pursues opportunities for its public shell and maintains its status as a fully reporting company with the Securities and Exchange Commission.

         GAIN ON SALE OF DOMAIN NAME. During the first quarter of 2000, the Company received a partial payment of $5,975 in connection with the sale of one of the its Internet domain names. Upon transfer of the domain name to the purchaser, the Company will be entitled to receive a final payment of approximately $6,000. The Company expects to receive this payment during the second quarter of 2000.

         INTEREST INCOME. The Company's interest income was $196 for the first quarter of 2000, compared to interest income of $3,430 for the first quarter of 1999. The decrease in interest income is attributed to declining cash reserves.

         NET LOSS. Net loss was $10,838 for the first quarter of 2000, compared to a net loss of $277,876 for the first quarter of 1999. Since the Company has ceased business operations, it does not expect to incur additional substantial losses in 2000, except for expenses relating to the operation of a small office, pursuing opportunities for its public shell and SEC public filing requirements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $30,946 as of March 31, 2000, compared to $40,986 as of December 31, 1999. This decrease in cash and cash equivalents was due primarily to the net loss from operations for the quarter ended March 31, 2000.

         The Company expects that its current cash balance will allow it to meet its minimal operating expenditures at least through June 30, 2000.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

EXHIBIT NO.   DESCRIPTION


     27.1           Financial Data Schedules

     99.1           Cautionary Statement



              (b)   Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended March 31, 2000

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALITY INTERACTIVE, INC.


Dated: May 12, 2000                       By     /s/   Paul J. Wendorff
                                             --------------------------------
                                                       Paul J. Wendorff
                                                   Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
  No.      Description
-------    ------------------------------

 27.1      Financial Data Schedule
 99.1      Cautionary Statement