Form 10QSB
period 2000-06-30
REALITY INTERACTIVE INC
filed 2000-08-11
CIK 1006655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


                         Commission file number: 0-27862


                            REALITY INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)


               MINNESOTA                                 41-1781991
    -------------------------------         ----------------------------------
    State or other jurisdiction of          I.R.S. Employer Identification No.
    incorporation of organization


                SUITE 121
           7887 FULLER ROAD
      EDEN PRAIRIE, MINNESOTA 55344                  (612) 253-4713
  --------------------------------------      -----------------------------
  Address of principal executive offices      Registrant's telephone number



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes [X]   No  [ ]


At July 31, 2000, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.

         Transitional Small Business Issuer Format   Yes  [ ]    No   [X}

                                FORM 10-QSB INDEX

PART I  -  FINANCIAL INFORMATION
--------------------------------

Item 1.  Financial Statements.......................................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................................7


PART II -  OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K...........................................................8

SIGNATURES..........................................................................................9

EXHIBIT INDEX......................................................................................10



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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            REALITY INTERACTIVE, INC.
                                  BALANCE SHEET

                                                                               June 30,        December 31,
                                                                                 2000              1999
                                                                           -------------      -------------
ASSETS                                                                       (Unaudited)
Cash and cash equivalents............................................      $     22,965       $     40,986
Prepaid expenses and other current assets............................               895              2,921
                                                                           -------------      -------------
        Total assets.................................................      $     23,860             43,907
                                                                           =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................................      $      8,460       $      9,688
    Accrued liabilities..............................................             7,953              7,953
                                                                           -------------      -------------
        Total current liabilities....................................            16,413             17,641
                                                                           -------------      -------------
Stockholders' equity:
    Common stock, $.01 par value, 25,000,000 shares authorized;
        4,677,407 shares outstanding at both dates...................            46,774             46,774

    Additional paid-in capital.......................................        15,386,692         15,386,692
    Accumulated deficit..............................................       (15,426,019)       (15,407,200)
                                                                           -------------      -------------
        Total stockholders' equity...................................             7,447             26,266
                                                                           -------------      -------------
        Total liabilities and stockholders' equity...................      $     23,860       $     43,907
                                                                           =============      =============

               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                           Three months ended                 Six months ended
                                                                 June 30,                         June 30,
                                                   --------------------------------   ------------------------------
                                                        2000              1999             2000             1999
                                                   ---------------   --------------   -------------  ---------------
Product revenues...............................    $           0     $     13,945     $         0    $      86,769
Service revenues...............................                0          138,595               0          139,395
                                                   ---------------   --------------   -------------  ---------------
        Total revenues.........................                0          152,540               0          226,164
                                                   ---------------   --------------   -------------  ---------------
Cost of product revenues.......................                0            1,249               0           18,685
Cost of service revenues.......................                0          108,024               0          108,024
                                                   ---------------   --------------   -------------  ---------------
        Total cost of revenues.................                0          109,273               0          126,709
                                                   ---------------   --------------   -------------  ---------------
Gross profit...................................                0           43,267               0           99,455
                                                   ---------------   --------------   -------------  ---------------
Operating expenses:
    Sales and marketing........................                0           31,189               0           99,284
    Research and development...................                0           34,950               0          103,456
    General and administrative.................           15,291          207,262          32,300          408,155
                                                   ---------------   --------------   -------------  ---------------
        Total operating expenses...............           15,291          273,401          32,300          610,895
                                                   ---------------   --------------   -------------  ---------------
Operating loss.................................          (15,291)        (230,134)        (32,300)        (511,440)
    Gain on sale of domain name................            7,130                0          13,105                0
    Interest income............................              180            1,689             376            5,119
                                                   ---------------   --------------   -------------  ---------------
        Net loss...............................    $      (7,981)    $   (228,445)   $    (18,819)   $    (506,321)
                                                   ===============   ==============   =============  ===============

Basic and diluted earnings (loss) per share....    $       (0.00)    $      (0.05)   $      (0.00)   $       (0.11)
                                                   ===============   ==============   =============  ===============
Weighted average common shares outstanding.....        4,677,407        4,677,407       4,677,407        4,677,407
                                                   ===============   ==============   =============  ===============



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Six months ended
                                                                                            June 30,
                                                                            -------------------------------------
                                                                                    2000              1999
                                                                            ------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss...........................................................     $        (18,819)    $     (506,321)
    Reconciliation of net loss to net cash used by operating activities:
        Depreciation and amortization..................................                    0             30,000
    Changes in assets and liabilities:
        Accounts receivable............................................                    0            176,854
        Prepaid expenses and other assets..............................                2,026             23,522
        Accounts payable...............................................               (1,228)           (23,092)
        Accrued liabilities............................................                    0             16,480
        Deferred revenue...............................................                    0            (49,495)
        Other current liabilities......................................                    0             (1,572)
                                                                            ------------------   ----------------
            Net cash used by operating activities......................              (18,021)          (333,624)
                                                                            ------------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                                           0                  0
                                                                            ------------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bridge notes payable.................................                    0             70,631
                                                                            ------------------   ----------------
Net cash provided (used) during period.................................              (18,021)          (262,993)

CASH AND CASH EQUIVALENTS:
    Beginning of period................................................               40,986            291,697
                                                                            ------------------   ----------------
    End of period......................................................     $         22,965     $       28,704
                                                                            ==================   ================




               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)


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

         Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the three and six months ended June 30, 2000 and 1999.

RESULTS OF OPERATIONS

         REVENUES. Revenues were $0 for the second quarter of 2000 compared to $152,540 for the second quarter of 1999. For the six-month period ended June 30, 2000, revenues were $0 compared to $226,164 for the comparable period of 1999. This decrease was due to the Company's decision to cease its business operations effective April 30, 1999.

         COST OF REVENUES. Cost of revenues were $0 for the second quarter of 2000 compared to $109,273 for the second quarter of 1999. For the six-month period ended June 30, 2000, cost of revenues were $0 compared to $126,709 for the comparable period of 1999. This decrease was due to the Company's decision to cease its business operations effective April 30, 1999.

         OPERATING EXPENSES. Operating expenses were $15,291 for the second quarter of 2000 compared to $273,401 for the second quarter of 1999. For the six-month period ended June 30, 2000, operating expenses were $32,300 compared to $610,895 for the comparable period of 1999. Expenses incurred during the three and six months ended June 30, 2000 were entirely for general and administrative purposes, including rent for a small office, professional fees and miscellaneous office expenses.

         The Company expects that it will continue to incur general and administrative expenses for the remainder of 2000 as it continues to maintain a small administrative office, pursues opportunities for its public shell and maintains its status as a fully reporting company with the Securities and Exchange Commission.

         GAIN ON SALE OF DOMAIN NAME. During the second quarter of 2000, the Company received a final payment of $7,130 in connection with the sale of one of its Internet domain names. Including the initial payment of $5,975 received during the first quarter of 2000, the Company has received total proceeds of $13,105.

         INTEREST INCOME. Interest income was $180 for the second quarter of 2000 compared to $1,689 for the second quarter of 1999. For the six month period ended June 30, 2000, interest income was $376 compared to $5,119 for the same period of 1999. The decrease between periods is attributed to declining cash reserves.

         NET LOSS. Net loss was $7,981 for the second quarter of 2000 compared to a net loss of $228,445 for the second quarter of 1999. For the six-month period ended June 30, 2000, net loss was $18,819 compared to a net loss of $506,321 for the same period of 1999. Since the Company has ceased business operations, it does not expect to incur additional substantial losses in 2000, except for expenses relating to the operation of a small office, pursuing opportunities for its public shell and SEC public filing requirements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $22,965 as of June 30, 2000, compared to $40,986 as of December 31, 1999. This decrease in cash and cash equivalents was due primarily to the net loss from operations for the six-months ended June 30, 2000.

         The Company expects that its current cash balance will allow it to meet its minimal operating expenditures at least through September 30, 2000.



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

EXHIBIT NO. DESCRIPTION


   27.1        Financial Data Schedules

   99.1        Cautionary Statement


         (b)   Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 2000

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            REALITY INTERACTIVE, INC.




Dated: August 11, 1999                    By   /s/ Paul J. Wendorff
                                             ------------------------------
                                                   Paul J. Wendorff
                                                Its Chief Executive Officer

                                 EXHIBIT INDEX


 Exhibit
   No.       Description
 -------     -----------

   27.1      Financial Data Schedule
   99.1      Cautionary Statement