Form 10QSB
period 2000-09-30
REALITY INTERACTIVE INC
filed 2000-11-14
CIK 1006655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000


                         Commission file number: 0-27862


                          REALITY INTERACTIVE, INC.
            (Exact name of registrant as specified in its charter)


               MINNESOTA                                   41-1781991
   ---------------------------------          ----------------------------------
      State or other jurisdiction of          I.R.S. Employer Identification No.
      incorporation of organization

             SUITE 121
         7885 FULLER ROAD
     EDEN PRAIRIE, MINNESOTA 55345                       (612) 253-4713
---------------------------------------       ----------------------------------
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
                                                    Yes   X          No
                                                        ------           ------

At October 31, 2000, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.

   Transitional Small Business Issuer Format        Yes              No     X
                                                        ------           ------

                                FORM 10-QSB INDEX


PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................7

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

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            REALITY INTERACTIVE, INC.
                                  BALANCE SHEET


                                                  September 30,  December 31,
                                                      2000           1999
                                                  -------------  ------------
ASSETS                                             (Unaudited)    (Audited)

Cash and cash equivalents......................   $    12,415    $    40,986
Prepaid expenses and other current assets......           895          2,921
                                                  -----------    -----------
        Total assets...........................   $    13,310    $    43,907
                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable...........................   $     8,460    $     9,688
    Accrued liabilities........................         7,953          7,953
                                                  -----------    -----------
        Total current liabilities..............        16,413         17,641
                                                  -----------    -----------

Stockholders' equity:
    Common stock, $.01 par value, 25,000,000
      shares authorized; 4,677,407 shares
      outstanding at both dates................        46,774         46,774
    Additional paid-in capital.................    15,386,692     15,386,692
    Accumulated deficit........................   (15,436,569)   (15,407,200)
                                                  -----------    -----------

        Total stockholders' equity.............        (3,103)        26,266
                                                  -----------    -----------
        Total liabilities and stockholders'       $    13,310    $    43,907
          equity...............................   ===========    ===========



             See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                  Three months ended      Nine months ended
                                     September 30,          September 30,
                                -----------------------  ---------------------
                                   2000         1999       2000        1999
                                ----------  -----------  ----------  ----------

Product revenues..............   $       0  $   21,914   $        0  $  112,033
Service revenues..............           0       6,121            0     142,166
                                  --------  ----------   ----------  ----------

      Total revenues..........           0      28,035            0     254,199
                                  --------  ----------    ---------  ----------
Cost of product revenues......           0       3,065            0      21,750
Cost of service revenues......           0           0            0     108,024
                                  --------  ----------    ---------  ----------
      Total cost of revenues..           0       3,065            0     129,774
                                  --------  ----------    ---------  ----------

Gross profit..................           0      24,970            0     124,425
                                  --------  ----------    ---------  ----------

Operating expenses:
    Sales and marketing.......           0           0            0      99,284
    Research and development..           0           0            0     103,456
    General and administrative      10,691     131,470       42,991     539,625
                                  --------  ----------    ---------  ----------

      Total operating expenses      10,691     131,470       42,991     742,365
                                  --------  ----------    ---------  ----------

Operating loss................     (10,691)   (106,500)     (42,991)   (617,940)
    Gain on sale of domain
       name...................           0           0       13,105           0
    Gain on sale of
      intellectual property...           0      85,000            0      85,000
    Interest income...........         141       1,250          517       6,369
                                ----------  ----------    ---------  -----------
        Net loss..............  $  (10,550) $  (20,250)   $ (29,369) $ (526,571)
Basic and diluted earnings
 (loss) per share............   $    (0.00) $    (0.00)   $   (0.01) $    (0.11)
                                ==========  ==========    =========  ==========

Weighted average common shares
  outstanding.................   4,677,407   4,677,407    4,677,407   4,677,407
                                ==========  ==========   ==========  ==========



             See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                      Nine months ended
                                                         September 30,
                                                ---------------------------
                                                      2000         1999
                                                -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.................................   $    (29,369)  $  (526,571)
    Reconciliation of net loss to net cash
     used by operating activities:
        Depreciation and amortization........              0        30,000
    Changes in assets and liabilities:
        Accounts receivable..................              0       227,327
        Prepaid expenses and other assets....          2,026        44,865
        Accounts payable.....................         (1,228)      (22,224)
        Accrued liabilities..................              0       (23,985)
        Deferred revenue.....................              0       (49,495)
        Other current liabilities............              0        (1,572)
                                                ------------   -----------
            Net cash used by operating
               activities....................        (28,571)     (321,655)
                                                ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets.......              0        28,814
    Cash restricted for operating leases.....              0       111,000
                                                ------------   -----------
            Net cash provided (used) by
               investing activities..........              0       139,814
                                                ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from bridge notes payable.......              0        86,335
    Forgiveness of bridge notes payable......              0       (86,335)
                                                ------------   -----------
            Net cash provided (used) by
               financing activities..........              0             0
                                                ------------   -----------
Net cash provided (used) during period.......        (28,571)     (181,841)

CASH AND CASH EQUIVALENTS:
    Beginning of period......................         40,986       291,697
                                                ------------   -----------

    End of period............................   $     12,415       109,856
                                                ============   ===========



             See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)


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

     Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2000.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the three and nine months ended September 30, 2000 and 1999.

RESULTS OF OPERATIONS

     REVENUES. Revenues were $0 for the third quarter of 2000 compared to $28,035 for the third quarter of 1999. For the nine-month period ended September 30, 2000, revenues were $0 compared to $254,199 for the comparable period of 1999. This decrease was due to the Company's decision to cease its business operations effective April 30, 1999.

     COST OF REVENUES. Cost of revenues were $0 for the third quarter of 2000 compared to $3,065 for the third quarter of 1999. For the nine-month period ended September 30, 2000, cost of revenues were $0 compared to $129,774 for the comparable period of 1999. This decrease was due to the Company's decision to cease its business operations effective April 30, 1999.

     OPERATING EXPENSES. Operating expenses were $10,691 for the third quarter of 2000 compared to $131,470 for the third quarter of 1999. For the nine-month period ended September 30, 2000, operating expenses were $42,991 compared to $742,365 for the comparable period of 1999. Expenses incurred during the three and nine months ended September 30, 2000 were entirely for general and administrative purposes, including rent for a small office, professional fees and miscellaneous office expenses.

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

     INTEREST INCOME. Interest income was $141 for the third quarter of 2000 compared to interest income of $1,250 for the third quarter of 1999. For the nine-month period ended September 30, 2000, interest income was $517, compared to interest income of $6,369 for the same period of 1999. The decrease between periods is attributed to declining cash reserves.

     NET LOSS. Net loss was $10,550 for the third quarter of 2000 compared to a net loss of $20,250 for the third quarter of 1999. For the nine-month period ended September 30, 2000, net loss was $29,369 compared to a net loss of $526,571 for the same period of 1999. Since the Company has ceased business operations, it does not expect to incur additional substantial losses in 2000, except for expenses relating to the operation of a small office, pursuing opportunities for its public shell and SEC public filing requirements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $12,415 as of September 30, 2000, compared to $40,986 as of December 31, 1999. This decrease in cash and cash equivalents was due primarily to the net loss from operations for the nine-months ended September 30, 2000.

     The Company expects that its current cash balance will allow it to meet its operating expenditures through December 31, 2000.



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

EXHIBIT NO.   DESCRIPTION


     27.1     Financial Data Schedules

     99.1     Cautionary Statement




         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the
                 quarter ended September 30, 2000

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          REALITY INTERACTIVE, INC.


Dated: November 14, 2000                         By    /s/ Paul J. Wendorff
                                                    ---------------------------
                                                          Paul J. Wendorff
                                                    Its Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
  No.    Description
------   ------------------------------------------------------------


  99.1   Cautionary Statement