Form 10KSB40
period 2000-12-31
REALITY INTERACTIVE INC
filed 2001-03-30
CIK 1006655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

                         Commission File Number: 0-27862

                            REALITY INTERACTIVE, INC.

                 MINNESOTA                               41-1781991
           State of Incorporation          I.R.S. Employer Identification Number

                                    Suite 121
                                7887 Fuller Road
                             Eden Prairie, MN 55344
                                 (612) 253-4713

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

                                     [ X ]

The Company's revenues for the Fiscal Year Ended December 31, 2000 totaled $0.

As of February 29, 2001, the Company had 4,677,407 shares of Common Stock outstanding. The aggregate market value of the 4,092,443 shares of Common Stock held by non-affiliates of the Company was $511,555, based on the closing bid price of $0.125 on February 28, 2001 on the Over The Counter Bulletin Board.

Transitional small business disclosure format:    Yes         No   X
                                                     -------    -------

                                FORM 10-KSB INDEX


PART I
------
Item 1.       Description of Business...........................................................................  3

Item 2.       Description of Property...........................................................................  3

Item 3.       Legal Proceedings.................................................................................  3

Item 4.       Submission of Matters to a Vote of Security Holders...............................................  3


PART II

Item 5.       Market for Common Equity and Related Stockholder Matters..........................................  4

Item 6.       Management's Discussion and Analysis of Financial Condition and Results of Operation..............  4

Item 7.       Financial Statements Index........................................................................  5

Item 8.       Changes and Disagreements with Accountants on Accounting and Financial Disclosure.................  5


PART III

Item 9.       Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act; Audit Committee Report; Audit Fees; Financial Information
              Systems Design and Implementation Fees; All Other Fees............................................6-7

Item 10.      Executive Compensation............................................................................  7

Item 11.      Security Ownership of Certain Beneficial Owners and Management....................................  8

Item 12.      Certain Relationships and Related Transactions....................................................  8

Item 13.      Exhibits and Reports on Form 8-K..................................................................  9



SIGNATURES...................................................................................................... 12

EXHIBIT INDEX................................................................................................... 13

FINANCIAL STATEMENTS............................................................................................F-1


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

         On April 30, 1999, the Company ceased business operations, sold substantially all of its assets and terminated all of its employees. Management of the Company believes this action was necessary in light of the Company's liquidity needs and lack of short-term revenue opportunities.

         The Company is not currently conducting business. Since April 30, 1999, the Company has been exploring potential uses of its public shell. Until a suitable acquisition candidate can be found for the public shell, the Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company.

         The Company has incurred operating losses in each period since inception, and has an accumulated deficit of $15,445,930.

         The Company's Common Stock is currently traded on the Over the Counter Bulletin Board under the symbol "RINT". The Company is not required to deliver an annual report to its shareholders and will not deliver an annual report to the shareholders.

         You may read and copy any materials filed with the Securities and Exchange Commission ("SEC") by the Company at the SEC's Public Reference Room located at 450 Fifth Street N.W., Washington, D.C. 20549, or by logging on to the SEC's website (http://www.sec.gov), which contains reports, proxy and information statements and other information regarding the Company filed electronically. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 2.      DESCRIPTION OF PROPERTY

             The Company's executive office is located in Eden Prairie, Minnesota, where it leases approximately 1,000 square feet. The Company's office space is currently leased on a month-to-month basis.


ITEM 3.      LEGAL PROCEEDINGS

             NONE.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             NONE.

                                     PART II


ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             A.   MARKET PRICE OF COMMON STOCK

             The Company's common stock trades on the Over the Counter Bulletin Board (OTC BB) under the symbol RINT. Shares of the Company's Common Stock are held by approximately 95 shareholders. The following table sets forth the high and low prices of the Company's Common Stock for each calendar quarter for the past two years.


               YEAR ENDED DECEMBER 31, 1999                       YEAR ENDED DECEMBER 31, 2000
               ----------------------------                       ----------------------------

             QUARTER       HIGH          LOW                    QUARTER       HIGH          LOW
             -------       ----          ---                    -------       ----          ---
             First          $0.43        $0.09                  First          $0.31         $0.09

             Second         $0.34        $0.09                  Second         $0.15         $0.03

             Third          $0.75        $0.10                  Third          $0.13         $0.06

             Fourth         $0.35        $0.06                  Fourth         $0.13         $0.03

             The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

       B.    CHANGES IN SECURITIES

             NONE.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the years ended December 31, 2000 and 1999.

RESULTS OF OPERATIONS

         REVENUES. Revenues were $254,199 for 1999, compared to revenues of $0 for 2000. This decrease was due to the Company's decision to cease its business operations effective April 30, 1999.

         COST OF REVENUES. Cost of revenues were $129,773 for 1999, compared to $0 for 2000. The decrease in cost of revenues was due to the Company's decision to cease business operations effective April 30, 1999.

         OPERATING EXPENSES. The Company's operating expenses for 1999 were $816,422, compared to operating expenses of $52,413 for 2000. Operating expenses for 2000 relate primarily to costs incurred to maintain a small administrative office in addition to the costs related to maintaining a fully reporting status with the Securities and Exchange Commission.

         The Company expects that it will continue to incur general and administrative expenses for the year 2001 as it continues to maintain a small administrative office, pursues opportunities for its public shell and maintains its status as a fully reporting company with the Securities and Exchange Commission.

         GAIN ON SALE OF INTELLECTUAL PROPERTY. In connection with the sale of business assets, the Company entered into an Asset Purchase Agreement dated June 18, 1999 with VirtualFund.com, Inc. (the "Buyer"), whereby the Buyer agreed to purchase certain intellectual property assets owned by the Company for a price of $85,000. During 2000, the Company received $13,105 in connection with the sale of one of its Internet domain names.

         INTEREST INCOME. The Company's interest income was $7,290 for 1999, compared to interest income of $578 for 2000. For each year, interest income consisted entirely of interest earned on short-term investments, with the decrease between years being attributed to declining cash reserves.

         NET LOSS. Net loss was $599,706 for 1999, compared to a net loss of $38,730 for 2000. Since the Company has ceased business operations, it does not expect to incur additional substantial losses in 2001, except for expenses relating to the operation of a small office, pursuing opportunities for its public shell and SEC public filing requirements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $40,986 as of December 31, 1999, compared to $7,620 as of December 31, 2000. This decrease in cash was due primarily to the net loss from operations for the year ended December 31, 2000.

         The Company expects that its current cash balance will allow it to meet its minimal operating expenditures through May 31, 2001. The Company's ability to fund future operations is dependent on the Company's identifying a suitable acquisition candidate and acquiring a going concern.

ITEM 7.     FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----

                 Report of Independent Accountants..................    F-2

                 Balance Sheets.....................................    F-3

                 Statements of Operations...........................    F-4

                 Statements of Stockholders' Equity (Deficit).......    F-5

                 Statements of Cash Flows...........................    F-6

                 Notes to Financial Statements...................... F-7 to F-11


ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Virchow, Krause & Company LLP is a successor entity to the Company's accountants formerly named Lund Koehler Cox and Arkema LLP.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                                    DIRECTORS

         Information regarding the Directors of the Company is set forth below:

         Name                    Age        Offices
         ----                    ---        -------

         Paul J. Wendorff *       47        Chairman of the Board, President and
                                               Chief Executive Officer

         --------------------------

* Is currently fulfilling the duties of the above noted offices as a noncompensated employee.

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


MEETINGS OF THE BOARD OF DIRECTORS

         During the fiscal year ended December 31, 2000, there were no Board of Directors meetings. The Board of Directors and its committees also act from time to time by written consent in lieu of meetings. The Company currently does not have an audit, compensation or nominating committee.

                               EXECUTIVE OFFICERS


          Name                   Age        Offices
          ----                   ---        -------
          Paul J. Wendorff        47        President, Chief Executive Officer

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

         Based solely on a review of the copies of such Section 16(a) reports filed by the Company's directors, executive officers and greater than 10% shareholders and written representations from such reporting persons that no other reports were required to be filed, the Company believes that all Section 16(a) filing requirements were met in a timely manner for the fiscal year ending December 31, 2000.

                             AUDIT COMMITTEE REPORT

         The Company currently does not have a standing audit committee.


                                   AUDIT FEES

         Audit fees billed or expected to be billed to the Company by Virchow, Krause & Company, LLP for the audit of the Company's financial statements for the fiscal year ended December 31, 2000 and for reviews of the Company's financial statements included in the Company's quarterly reports on Form 10-QSB for the last fiscal year totaled $5,500.


         FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

         NONE.


                                 ALL OTHER FEES

         Fees billed or expected to be billed to the Company by Virchow, Krause & Company, LLP for all other non-audit services, including tax-relates services provided during the last fiscal year totaled $3,000.


ITEM 10.    EXECUTIVE COMPENSATION

         The following table sets forth the compensation awarded to or earned in fiscal years 1998, 1999 and 2000 by the Company's Chief Executive Officer. No other executive officer of the Company earned salary and bonus in excess of $100,000 during 2000.

                           SUMMARY COMPENSATION TABLE


                                                                                              Long-Term
                                                             Annual Compensation            Compensation
                                                 Fiscal    ------------------------         ------------
Name                                              Year      Salary (1)     Bonus             Options (2)
----                                              ----     -----------    ---------          -----------
Paul J. Wendorff                                  2000      $       0         0                   0
  President and Chief Executive Officer           1999         48,442         0                   0
                                                  1998        129,938         0                 100,000

--------------------

(1) The compensation to Mr. Wendorff for fiscal year 1999 represents payments made through April 30, 1999, the effective date of the Company's cessation of business operations.

(2) All options granted to Mr. Wendorff for the years indicated presented have expired.


                        OPTION GRANTS IN LAST FISCAL YEAR

         No options were granted to the executive officer named in the Summary Compensation Table above during fiscal year 2000.

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

         No options were exercised by the executive officer named in the Summary Compensation Table above during fiscal year 2000. The executive officer named in the Summary Compensation Table does not hold any options to purchase shares of the Company's Common Stock.


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


                                                                   Beneficial Ownership (1)
                                                                   ------------------------
              Name and Address of Beneficial Owner                   Shares       Percent
              ------------------------------------                   ------       -------
              Paul J. Wendorff.....................................  584,964       12.5

                 President and Chief Executive Officer

              The Perkins Opportunity Fund(2)......................  250,000        5.3
                 730 E. Lake Street
                 Wayzata, Minnesota  55391

              All directors and executive officers

                 as a group (1 person).............................  584,964       12.5


(1) Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of February 28, 2001 are deemed to be outstanding for purposes of computing the percentage of shares beneficially owned by the person holding such options or warrants, but are not deemed to be outstanding for purposes of computing such percentage for any other person. Except as indicated by footnote, the persons named in the table above have the sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
(2) The Perkins Opportunity Fund does not have any voting or dispositive power over such shares. Perkins Capital Management, Inc. serves as investment advisor to The Perkins Opportunity Fund and as advisor, holds sole voting and dispositive power over the shares.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In fiscal 2000, the Company engaged the services of Knowledge Integrators, Inc. to assist the Company in identifying and evaluating potential acquisition candidates. The Company expects to issue 1,030,500 shares of Common Stock to Knowledge Integrators, Inc., as payment in full for services rendered. Knowledge Integrators, Inc. is 100% owned by Paul J. Wendorff, who is a director and the President and Chief Executive Officer of the Company.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index of Exhibits

         Exhibit
         Number       Description
         ------       ----------------------------------------------------------
           3.1(1)     Articles of Incorporation of the Company
           3.2(1)     Amended and Restated Articles of Incorporation of the
                      Company
           3.3(1)     Bylaws of the Company
           3.4(1)     Amended Bylaws of the Company
           4.1(1)     Specimen form of the Company's Common Stock Certificate
           4.2(1)     Warrant Agreement (including Form of Redeemable Warrant)
           4.3(1)     Form of Bridge Loan Agreement, dated January 19, 1996,
                      between the Company and various investors (including form
                      of Bridge Note and Bridge Warrant)
           4.4(1)     Canceled Promissory Note in favor of Brightstone Fund VI
                      in the amount of $200,000
           4.5(1)     Canceled Promissory Note in favor of Wyncrest Capital,
                      Inc. in the amount of $120,000
           4.6(1)     Warrant in favor of Brightstone Fund VI for 43,109 shares
           4.7(1)     Warrant in favor of Wyncrest Capital, Inc. for 25,188
                      shares
          10.1(1)     ISO 9000 Content Agreement between Reality Interactive,
                      Inc. and Process Management International, dated August 4,
                      1994
          10.2(1)     Joint Marketing and Distribution Agreement between Reality
                      Interactive, Inc. and American Society for Quality
                      Control, Inc., dated May 10, 1995
          10.3(1)     Agreement for Consulting Services between Reality
                      Interactive, Inc. and Steven W. McClernon, dated January
                      15, 1996
          10.4(1)     Sublease Agreement between Reality Interactive, Inc. and
                      Collopy Saunders Real Estate, Inc., dated December 15,
                      1994
          10.5(1)     Subject Matter Expert Agreement between Reality
                      Interactive, Inc. and The Third Generation, Inc., dated
                      January 6, 1996
          10.6(1)     Subject Matter Expert Agreement between Reality
                      Interactive, Inc. and WRITAR, dated February 1, 1996
          10.7(1)     Reality Systems, Inc. 1994 Stock Incentive Plan, as
                      amended (including form of Stock Option Agreement)
          10.8(1)     Form of Non-Statutory Directors' Option Agreement (issued
                      to certain non-employee directors or affiliates of
                      non-employee directors in 1994 and 1995)
          10.9(1)     Reality Interactive, Inc. 1996 Directors Stock Option Plan
                      (including form of Directors Stock Option Agreement)
          10.10(1)    Form of Shrink-Wrap License Agreement
          10.11(1)    Form of Enterprise License Agreement
          10.12(1)    Form of Volume Discount Agreement
          10.13(1)    ISO 9000/QS-9000 Addendum, dated March 13, 1996, between
                      the Company and Process Management Institute, Inc.,
                      amending the agreement dated August 4, 1994
          10.14(1)    Form of Lock-Up Agreement
          10.15(1)    Independent Software Vendor Agreement between the Company
                      and Hewlett Packard

         Exhibit
         Number       Description
         --------     ----------------------------------------------------------
         10.16(1)     Master Equipment Lease Agreement, dated June 15, 1995, and
                      Amendment No. 1 to Master Equipment Lease Agreement, dated
                      July 1995, each between the Company and Carlton Financial
                      Corporation
         10.17(1)     Lease Agreement, dated January 30, 1996, between the
                      Company and Lease Finance Group, Inc.
         10.18(1)     Irrevocable Letters of Credit, dated June 20, 1995 and
                      August 1, 1995, from BankWindsor in favor of Carlton
                      Financial Corp. and Irrevocable Letter of Credit, dated
                      December 27, 1995, in favor of Lease Finance Group, Inc.
         10.19(2)     First Amendment to Joint Marketing and Distribution
                      Agreement between Reality Interactive, Inc. and American
                      Society for Quality Control, Inc., dated May 1, 1996
         10.20(2)     Joint Marketing and Distribution Agreement between Reality
                      Interactive, Inc. and American Society for Quality
                      Control, Inc., dated May 17, 1996
         10.21(3)     Equipment Lease between Reality Interactive, Inc. and
                      Dexxon Capital Corporation Dated June 3, 1996
         10.22(4)     Copyright License Agreement between Reality Interactive,
                      Inc. and the American National Standards Institute dated
                      August 30, 1996, including Modifying Agreement
         10.23(4)     ISO 14000 Marketing and Promotion Agreement between
                      Reality Interactive, Inc. and the American National
                      Standards Institute dated September 20, 1996
         10.24(4)     ISO 14000 Marketing and Promotion Agreement between
                      Reality Interactive, Inc. and the Global Environment and
                      Technology Foundation dated September 6, 1996
         10.25(4)     Distribution Agreement between Reality Interactive, Inc.
                      and Futuremedia PLC dated July 12, 1996
         10.26(5)     Sublease Agreement between Reality Interactive, Inc. and
                      IVI Publishing, Inc., dated September 17, 1996
         10.27(5)     Distribution Agreement between Reality Interactive, Inc.
                      and Lasermedia (Deutschland) GMBH, dated October 9, 1996
         10.28(5)     Amendment No. 2, dated December 9, 1996, to Master
                      Equipment Lease Agreement, dated July 1995, each between the Reality Interactive, Inc. and Carlton Financial
                      Corporation
         10.29(5)     Irrevocable Letter of Credit, dated December 9, 1996, from
                      BankWindsor in favor of Carlton Financial Corp.
         10.30(6)     Master Distribution Agreement between Reality Interactive,
                      Inc. and Interactive Media Communications, dated February
                      24, 1997
         10.31(6)     Multinational Copyright Exploitation Agreement between
                      Reality Interactive, Inc. and the International
                      Organization for Standardization, dated February 17, 1997
         10.32(6)     Multinational Copyright Exploitation Agreement between
                      Reality Interactive, Inc. and the International
                      Organization for Standardization, dated February 17, 1997
         10.33(7)     Asset Purchase Agreement between Reality Interactive, Inc.
                      and VirtualFund.com, Inc., dated June 18, 1999
         10.34(7)     Credit Agreement between Reality Interactive, Inc. and
                      VirtualFund.com, Inc., dated May 28, 1999
         10.35(7)     Form of Demand Note between Reality Interactive, Inc. and
                      VirtualFund, Inc., dated May 28, 1999
         10.36(7)     Security Agreement between Reality Interactive, Inc. and
                      VirtualFund, Inc., dated May 28, 1999
           23.1       Consent of Virchow, Krause & Company, LLP
           99.1       Cautionary Statement

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

         (7) Incorporated by reference to the Company's Preliminary Proxy Statement filed June 28, 1999.


(b)      Reports on Form 8-K

         NONE.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                REALITY INTERACTIVE, INC.


Dated:   March 30, 2001                         By  /S/ Paul J. Wendorff
                                                   -----------------------------
                                                        Paul J. Wendorff
                                                        Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Name                          Title                      Date
             ----                          -----                      ----

/S/ Paul J. Wendorff         Chairman, Chief Executive Officer,
------------------------     President and Director
     Paul J. Wendorff        (Principal Executive Officer)        March 30, 2001

                                  EXHIBIT INDEX

Exhibit
   No.       Description
---------    -------------------------------------------------------------------

   23.1      Consent of Virchow, Krause & Company, LLP

   99.1      Cautionary Statement

                          INDEX TO FINANCIAL STATEMENTS


                                                                       Page

            Report of Independent Public Accountants................    F-2

            Balance Sheets..........................................    F-3

            Statements of Operations................................    F-4

            Statements of Stockholders' Equity (Deficit)............    F-5

            Statements of Cash Flows................................    F-6

            Notes to Financial Statements........................... F-7 to F-11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Reality Interactive, Inc.:

We have audited the accompanying balance sheets of Reality Interactive, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reality Interactive, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Reality Interactive, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Reality Interactive, Inc. has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The 2000 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                              VIRCHOW, KRAUSE & COMPANY, LLP



Minneapolis, Minnesota
March 23, 2001

                            REALITY INTERACTIVE, INC.
                                 BALANCE SHEETS


                                                                            DECEMBER 31,
                                                                       2000             1999
                                                                       ----             ----
       ASSETS
       ------
Current assets:
   Cash and cash equivalents                                        $      7,620     $     40,986
   Other current assets                                                      895            2,921
                                                                    ------------     ------------
       Total current assets                                                8,515           43,907
                                                                    ------------     ------------

                                                                    $      8,515     $     43,907
                                                                    ============     ============


       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
       ----------------------------------------------

Current liabilities:
   Accounts payable                                                 $     13,026     $      9,688
   Accrued liabilities                                                     7,953            7,953
                                                                    ------------     ------------
       Total current liabilities                                          20,979           17,641
                                                                    ------------     ------------

Commitments (Note 5)

Stockholders' equity (deficit):
   Common stock, $.01 par value, 25,000,000 shares
       authorized, 4,677,407 shares issued and outstanding                46,774           46,774
   Additional paid-in capital                                         15,386,692       15,386,692
   Accumulated deficit                                               (15,445,930)     (15,407,200)
                                                                    ------------     ------------
       Total stockholders' equity (deficit)                              (12,464)          26,266
                                                                    ------------     ------------

                                                                    $      8,515     $     43,907
                                                                    ============     ============


               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                            STATEMENTS OF OPERATIONS


                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                     2000             1999
                                                     ----             ----
Product revenues                                  $         0     $   112,033
Service revenues                                            0         142,166
                                                  -----------     -----------
       Total revenues                                       0         254,199
                                                  -----------     -----------

Cost of product revenues                                    0          21,749
Cost of service revenues                                    0         108,024
                                                  -----------     -----------
       Total cost of revenues                               0         129,773
                                                  -----------     -----------

Gross profit                                                0         124,426
                                                  -----------     -----------

Operating expenses:
   Sales and marketing                                      0          99,285
   Research and development                                 0         103,456
   General and administrative                          52,413         613,681
                                                  -----------     -----------
       Total operating expenses                        52,413         816,422
                                                  -----------     -----------

Loss from operations                                  (52,413)       (691,996)

   Gain on sale of intellectual property               13,105          85,000
   Interest income                                        578           7,290
                                                  -----------     -----------
       Total other income                              13,683          92,290
                                                  -----------     -----------


Net loss                                          $   (38,730)    $  (599,706)
                                                  ===========     ===========

Basic and diluted loss per share:                 $     (0.01)    $     (0.13)
                                                  ===========     ===========

Weighted average common shares outstanding          4,677,407       4,677,407
                                                  ===========     ===========


               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                              Common Stock               Additional
                                      ----------------------------         Paid-in           Accumulated
                                         Shares           Amount           Capital              Deficit             Total
                                      -------------    -----------     ---------------    -----------------   -------------
Balance at December 31, 1998              4,677,407    $    46,774     $    15,386,692    $    (14,807,494)   $     625,972

Net loss                                         -              -                   -             (599,706)        (599,706)
                                      -------------    -----------     ---------------    ----------------    -------------

Balance at December 31, 1999              4,677,407    $    46,774     $    15,386,692    $    (15,407,200)   $      26,266

Net loss                                         -              -                   -              (38,730)         (38,730)
                                      -------------    -----------     ---------------    ----------------    -------------

Balance at December 31, 2000              4,677,407    $    46,774     $    15,386,692    $    (15,445,930)   $     (12,464)
                                      =============    ===========     ===============    ================    =============



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS


                                                                          YEAR ENDED
                                                                         DECEMBER 31,
                                                                      2000         1999
                                                                      ----         ----
Cash flows from operating activities:
   Net loss                                                        $ (38,730)   $(599,706)
   Reconciliation of net loss to net cash used by
     operating activities:
     Depreciation and amortization                                         0       30,000
     Gain on disposal of intellectual property                       (13,105)     (85,000)
     Loss on disposal of property and equipment                            0        5,019
     Changes in assets and liabilities:
       Accounts receivable                                                 0      231,525
       Other current assets                                            2,026       46,734
       Accounts payable                                                3,338      (29,045)
       Accrued liabilities                                                 0      (23,985)
       Deferred revenue                                                    0      (49,495)
       Other current liabilities                                           0       (1,572)
                                                                   ---------    ---------
           Net cash provided (used) by operating activities          (46,471)    (475,525)
                                                                   ---------    ---------

Cash flows from investing activities:
   Proceeds from sale of fixed assets                                      0       28,814
   Proceeds from sale of intellectual property                        13,105       85,000
   Cash restricted for operating leases                                    0      111,000
                                                                   ---------    ---------
           Net cash provided (used) by investing activities           13,105      224,814
                                                                   ---------    ---------

Net cash used during year                                            (33,366)    (250,711)
Cash and cash equivalents:
   Beginning of year                                                  40,986      291,697
                                                                   ---------    ---------

   End of year                                                     $   7,620    $  40,986
                                                                   =========    =========



               See accompanying notes to the financial statements.

REALITY INTERACTIVE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999


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

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       USE OF ESTIMATES
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

       REVENUE RECOGNITION
       Revenue derived from product sales and licenses were recognized upon shipment of the products. The Company has no significant obligations after shipment. Revenue derived from multimedia and Web-based development services was recognized on the percentage of completion method over the life of each project, which may range from three to nine months. Project costs included all direct labor costs and other direct costs related to service performance, such as contract labor, supplies and equipment costs. The Company's use of the percentage of completion method of revenue recognition requires estimates of the degree of project completion. To the extent these estimates prove to be inaccurate, the revenues and gross profits, if any, reported during the periods where the project is ongoing may not accurately reflect the final results of the project. Provisions for any estimated losses on uncompleted contracts were made in the period in which such losses are determinable. Revenue was reported net of reimbursable expenses.

       INCOME TAXES
       The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities.

       NET LOSS PER SHARE
       The Company accounts for loss per share as required under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No.
       128). SFAS No. 128 requires dual presentation of basic and diluted loss per share for entities with complex capital structures. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity and is similar to the former fully diluted loss per share calculation. For the years ended December 31, 2000 and 1999, basic and diluted loss per share for the Company is the same because the inclusion of stock options and warrants as common stock equivalents would be antidilutive.

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

4.     INCOME TAXES

       Significant components of the Company's deferred tax assets are as follows:


                                                             DECEMBER 31,
                                                          2000          1999
                                                          ----          ----
       Deferred tax assets:
         Net operating loss carryforwards            $  6,150,000  $  6,150,000
         Other                                             50,000        50,000
                                                     ------------  ------------
              Total deferred tax assets                 6,200,000     6,200,000

       Less valuation allowance                        (6,200,000)   (6,200,000)
                                                     ------------  ------------
       Net deferred tax assets                       $          -  $          -
                                                     ============  ============


       At December 31, 2000, the Company had net operating loss carryforwards of approximately $15,360,000 for income tax purposes. The net operating loss carryforwards expire in 2009 through 2020 if not previously utilized.

       The Company has determined, based on the weight of available evidence at December 31, 2000, that it is more likely than not the Company's deferred tax assets will not be realized. Accordingly, a valuation allowance has been established for the tax benefits of these items. Future utilization of the available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 due to future significant changes in ownership.

5.     COMMITMENTS

       LEASES
       The Company leases office space and equipment under various operating lease agreements, the last of which expires in 2003. The Company's office space is secured by a month-to-month lease.

       At December 31, 2000, future minimum lease payments under noncancelable operating leases were as follows:


                                                                 OPERATING
       YEAR ENDING DECEMBER 31,                                   LEASES
       ------------------------                                   ------
       2001                                                   $      2,492
       2002                                                          2,492
       2003                                                            831
                                                              ------------
       Total future minimum lease payments                    $      5,815
                                                              ============

       Rent expense was approximately $13,419 and $145,593 for the years ended December 31, 2000 and 1999, respectively.

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

       WARRANTS
       A summary of the Company's warrant activity is as follows:


                                                                          EXERCISE
                                                        NUMBER              PRICE          EXPIRATION
                                                        ------              -----          ----------
       Outstanding at December 31, 1998                  3,358,297      $2.40-$8.00         1999-2001

       Expired                                            (560,000)        $4.31             1/19/99
                                                  ----------------

       Outstanding at December 31, 1999                  2,798,297      $2.40-$8.00         2000-2001

       Expired                                          (2,578,297)     $2.40-$8.00     4/10/00, 12/31/00
                                                  ----------------

       Outstanding at December 31, 2000                    220,000         $6.90             4/10/01
                                                  ================

       The Company issued such warrants in connection with various financing transactions. The holders of these warrants are not entitled to vote, receive dividends or exercise any other rights until such warrants have been duly exercised and payment of the purchase price has been made.

       STOCK OPTIONS
       At December 31, 2000, the Company had 700,000 shares of common stock reserved under its 1994 Stock Incentive Plan. The plan provides for grants of incentive and nonqualified stock options to officers, employees and independent contractors. Furthermore, the Company may grant nonqualified options outside of this plan. These stock options generally vest evenly over a three to four year period and are exercisable over periods up to five years from date of grant. In addition, the Company had 400,000 shares of common stock reserved under its 1996 Directors' Stock Option Plan. This plan provides for annual grants of options to purchase 10,000 shares of Common Stock per director per year and vests six months from the date of grant.

       The Board of Directors establishes all terms and conditions of each grant. Stock options are granted at or above fair market value as determined by the Board of Directors at each grant date. At December 31, 2000, there were no options outstanding under this plan.
       Option transactions under these plans are summarized as follows:


                                                                                  EXERCISE      WEIGHTED AVERAGE
                                                                  OPTIONS           PRICE        EXERCISE PRICE
       STOCK INCENTIVE PLAN                                     OUTSTANDING       PER SHARE         PER SHARE
       --------------------                                     -----------       ---------         ---------
       Options outstanding at December 31, 1998                     587,500      $0.45 - $1.00        $0.87

       Granted                                                            0
       Canceled                                                     587,500      $0.45 - $1.00        $0.87
                                                              -------------

       Options outstanding at December 31, 1999                           0


       Granted                                                            0
       Canceled                                                           0
                                                              -------------

       Options outstanding at December 31, 2000                           0
                                                              =============
       Exercisable at December 31, 2000                                   0
                                                              =============

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


                                                                           2000             1999
                                                                           ----             ----
       Net loss - as reported                                         $    (38,730)    $   (599,706)
       Net loss - pro forma                                           $    (38,730)    $   (599,706)
       Basic and diluted net loss per share - as reported             $      (0.01)    $      (0.13)
       Basic and diluted net loss per share - pro forma               $      (0.01)    $      (0.13)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                       2000         1999
                                                                       ----         ----
       Expected dividend level                                            0%           0%
       Expected stock price volatility                                    0%          50%
       Risk-free interest rate                                            0%         6.0%
       Expected life of options                                      0 years      4 years