Form 10QSB
period 2001-03-31
REALITY INTERACTIVE INC
filed 2001-05-14
CIK 1006655

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001


                         Commission file number: 0-27862


                            REALITY INTERACTIVE, INC.
             (Exact name of registrant as specified in its charter)


                MINNESOTA                                  41-1781991
   --------------------------------------     -----------------------------
   State or other jurisdiction of             I.R.S. Employer Identification No.
   incorporation of organization

               SUITE 121
            7885 FULLER ROAD
     EDEN PRAIRIE, MINNESOTA 55344                    (612) 253-4713
   --------------------------------------     -----------------------------
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


At April 30, 2001, 4,677,407 shares of registrant's $.01 par value Common Stock were outstanding.

Transitional Small Business Issuer Format  Yes [ ]     No [X]

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

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            REALITY INTERACTIVE, INC.
                                  BALANCE SHEET


                                                                             March 31,          December 31,
                                                                               2001                 2000
                                                                           ------------         ------------
ASSETS                                                                     (Unaudited)

Cash and cash equivalents .............................................    $      3,145         $      7,620

Other current assets ..................................................             895                  895
                                                                           ------------         ------------

        Total assets ..................................................    $      4,040         $      8,515
                                                                           ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable ..................................................    $     13,026         $     13,026

    Accrued liabilities ...............................................           7,953                7,953
                                                                           ------------         ------------
        Total current liabilities .....................................          20,979               20,979
                                                                           ------------         ------------

Stockholders' equity:
    Common stock, $.01 par value, 25,000,000 shares authorized;
        4,677,407 shares outstanding at both dates ....................          46,774               46,774
    Additional paid-in capital ........................................      15,386,692           15,386,692
    Accumulated deficit ...............................................     (15,450,405)         (15,445,930)
                                                                           ------------         ------------
        Total stockholders' equity ....................................         (16,939)             (12,464)
                                                                           ------------         ------------

        Total liabilities and stockholders' equity ....................    $      4,040         $      8,515
                                                                           ============         ============



              See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                                              Three months ended
                                                                                                   March 31,
                                                                                       ------------------------------------
                                                                                            2001                2000
                                                                                       ----------------    ----------------

Product revenues ........................................................                 $         0          $         0
Service revenues ........................................................                           0                    0
                                                                                          -----------          -----------
        Total revenues ..................................................                           0                    0
                                                                                          -----------          -----------
Cost of product revenues ................................................                           0                    0
Cost of service revenues ................................................                           0                    0
                                                                                          -----------          -----------
        Total cost of revenues ..........................................                           0                    0
                                                                                          -----------          -----------

Gross profit ............................................................                           0                    0
                                                                                          -----------          -----------
Operating expenses:
    Sales and marketing .................................................                           0                    0
    Research and development ............................................                           0                    0
    General and administrative ..........................................                       4,493               17,009
                                                                                          -----------          -----------
        Total operating expenses ........................................                       4,493               17,009
                                                                                          -----------          -----------

Operating loss ..........................................................                      (4,493)             (17,009)

    Gain on sale of intellectual property ...............................                           0                5,975

    Interest income .....................................................                          18                  196
                                                                                          -----------          -----------
        Net loss ........................................................                 $    (4,475)         $   (10,838)
                                                                                          ===========          ===========

Basic and diluted earnings (loss) per share .............................                 $     (0.00)         $     (0.00)
                                                                                          ===========          ===========
Weighted average common shares outstanding ..............................                   4,677,407            4,677,407
                                                                                          ===========          ===========



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three months ended
                                                                                           March 31,
                                                                             -------------------------------------
                                                                                    2000              2000
                                                                             ------------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ................................................................    $ (4,475)           $(10,838)

    Reconciliation of net loss to net cash used by operating activities:
        Depreciation and amortization .......................................           0                   0
    Changes in assets and liabilities:
        Accounts receivable .................................................           0                   0
        Other current assets ................................................           0               2,026
        Accounts payable ....................................................           0              (1,228)
        Accrued liabilities .................................................           0                   0
        Deferred revenue ....................................................           0                   0
        Other current liabilities ...........................................           0                   0
                                                                                 --------            --------
            Net cash used by operating activities ...........................      (4,475)            (10,040)
                                                                                 --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:                                                   0                   0
                                                                                 --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:                                                   0                   0
                                                                                 --------            --------
Net cash provided (used) during period ......................................      (4,475)            (10,040)

CASH AND CASH EQUIVALENTS:
    Beginning of period .....................................................       7,620              40,986
                                                                                 --------            --------
    End of period ...........................................................    $  3,145            $ 30,946
                                                                                 ========            ========


              See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


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

       Operating results for the three months ended March 31, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001.

       Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted. The statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

       Subsequent event: Subsequent to March 31, 2001, the company issued 1,147,500 shares of common stock for services rendered, the value of which was $98,550.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the first quarter ended March 31, 2001 and 2000.

RESULTS OF OPERATIONS

         REVENUES. Revenues were $0 for the first quarter of 2001, compared to revenues of $0 for the first quarter of 2000. The lack of sales activity was due to the Company's decision to cease its business operations effective April 30, 1999.

         COST OF REVENUES. Cost of revenues were $0 for the first quarter of 2001, compared to $0 for the first quarter of 2000. The lack of cost of revenues was due to the Company's decision to cease business operations effective April 30, 1999.

         OPERATING EXPENSES. Operating expenses were $4,493 for the first quarter of 2001, compared to $17,009 for the first quarter of 2000. The decrease in operating expenses was due to lower expenses associated with operating a small administrative office while the Company pursues opportunities for its public shell. Expenses incurred during the first quarter of 2001 were entirely for general and administrative purposes, including rent for a small office and miscellaneous office expenses.

         The Company expects that it will continue to incur general and administrative expenses for the remainder of 2001 as it continues to maintain a small administrative office, pursues opportunities for its public shell and maintains its status as a fully reporting company with the Securities and Exchange Commission.

         GAIN ON SALE OF INTELLECTUAL PROPERTY. During the first quarter of 2000, the Company received a partial payment of $5,975 in connection with the sale of one of its Internet domain names. The Company received a final payment of $7,130 during the second quarter of 2000.

         INTEREST INCOME. The Company's interest income was $18 for the first quarter of 2001, compared to interest income of $196 for the first quarter of 2000. The decrease in interest income is attributed to declining cash reserves.

         NET LOSS. Net loss was $4,475 for the first quarter of 2001, compared to a net loss of $10,838 for the first quarter of 2000. Since the Company has ceased business operations, it does not expect to incur additional substantial losses in 2001, except for expenses relating to the operation of a small office, pursuing opportunities for its public shell and SEC public filing requirements.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents were $3,145 as of March 31, 2001, compared to $7,620 as of December 31, 2000. This decrease in cash and cash equivalents was due primarily to the net loss from operations for the quarter ended March 31, 2001.

       The Company expects that its current cash balance will allow it to meet its minimal operating expenditures at least through May 31, 2001.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

EXHIBIT NO.         DESCRIPTION


    99.1            Cautionary Statement




              (b)   Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended March 31, 2001

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            REALITY INTERACTIVE, INC.


Dated: May 14, 2001                      By     /s/   Paul J. Wendorff
                                            ------------------------------------
                                                      Paul J. Wendorff
                                                  Chief Executive Officer

                                  EXHIBIT INDEX

 Exhibit
   No.       Description                                      Page No.
 -------     -----------                                      --------
  99.1       Cautionary Statement...........................    11