Form 10QSB
period 2001-06-30
REALITY INTERACTIVE INC
filed 2001-08-14
CIK 1006655

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


                         Commission file number: 0-27862
                                                 -------

                            REALITY INTERACTIVE, INC.
             ------------------------------------------------------
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



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                           X   Yes       No
                                              ----       ----

At July 31, 2001, 5,824,907 shares of registrant's $.01 par value Common Stock were outstanding.

         Transitional Small Business Issuer Format          X   Yes       No
                                                          ----       ----


================================================================================

                                FORM 10-QSB INDEX

PART I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements.......................................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations................................................................7


PART II -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................................9

SIGNATURES.........................................................................................10

EXHIBIT INDEX......................................................................................11


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

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            REALITY INTERACTIVE, INC.
                                  BALANCE SHEET

                                                                             June 30,        December 31,
                                                                              2001               2000
                                                                           -----------       ------------
ASSETS                                                                     (Unaudited)
Cash and cash equivalents................................................ $       404        $     7,620
Other current assets.....................................................         895                895
                                                                          -----------        -----------
        Total assets..................................................... $     1,299        $     8,515
                                                                          ===========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable..................................................... $    43,748        $    13,026
    Accrued liabilities..................................................           0              7,953
                                                                          -----------        -----------

        Total current liabilities........................................      43,748             20,979
                                                                          -----------        -----------


Stockholders' equity:
    Common stock, $.01 par value, 25,000,000 shares authorized;
       5,824,907 and 4,677,407 shares outstanding, respectively..........      58,249             46,774
    Additional paid-in capital...........................................  15,473,767         15,386,692
    Accumulated deficit.................................................. (15,574,465)       (15,445,930)
                                                                          -----------        -----------
        Total stockholders' equity.......................................     (42,449)           (12,464)
                                                                          -----------        -----------
        Total liabilities and stockholders' equity....................... $     1,299        $     8,515
                                                                          ===========        ===========



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                         Three months ended                Six months ended
                                                               June 30,                         June 30,
                                                   --------------------------------   --------------------------
                                                        2001              2000             2001          2000
                                                   ---------------   --------------   -------------  -----------
Revenues.......................................      $      0          $      0         $     0        $       0
Cost of revenues...............................             0                 0               0                0
                                                    ---------          --------        --------        ---------

Gross profit...................................             0                 0               0                0
                                                    ---------          --------        --------        ---------
Operating expenses:
    Sales and marketing........................             0                 0               0                0
    Research and development...................             0                 0               0                0
    General and administrative.................       124,060            15,291         128,553           32,300
                                                    ---------          --------        --------        ---------
        Total operating expenses...............       124,060            15,291         128,553           32,300
                                                    ---------          --------        --------        ---------

Operating loss.................................      (124,060)          (15,291)       (128,553)         (32,300)
    Gain on sale of domain name................             0             7,130               0           13,105
    Interest income............................             0               180              18              376
                                                    ---------          --------        ---------       ---------
        Net loss...............................     $(124,060)        $  (7,981)       $(128,535)      $ (18,819)
                                                    =========         =========        =========       =========

Basic and diluted earnings (loss) per share....     $   (0.02)         $  (0.00)       $  (0.02)       $   (0.00)

Weighted average common shares outstanding....      5,531,657         4,677,407        5,104,532        4,677,407
                                                    =========         =========        =========        =========



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Six months ended
                                                                                  June 30,
                                                                       ----------------------------------
                                                                              2001               2000
                                                                       ------------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.......................................................     $   (128,535)        $   (18,819)
    Reconciliation of net loss to net cash used by operating
       activities:
        Common stock issued for services received..................           98,550                   0
    Changes in assets and liabilities:
        Other current assets.......................................                0               2,026
        Accounts payable...........................................           30,722              (1,228)
        Accrued liabilities........................................           (7,953)                  0
                                                                        ------------         -----------
            Net cash used by operating activities..................           (7,216)            (18,021)
                                                                        ------------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:                                              0                   0
                                                                        ------------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:                                              0                   0
                                                                        ------------         -----------

Net cash provided (used) during period.............................           (7,216)            (18,021)

CASH AND CASH EQUIVALENTS:
    Beginning of period............................................            7,620              40,986
                                                                        ------------         -----------

    End of period..................................................     $        404         $    22,965
                                                                        ============         ===========



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

     Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted. The statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

NOTE 2. CHANGES IN EQUITY

     On April 24, 2001, the Company issued 1,030,500 shares of common stock to Knowledge Integrators, Inc. as payment for consulting services provided to the Company. Knowledge Integrators, Inc. is 100% owned by Paul J. Wendorff, who is also the Company's Chief Executive Officer and a Director. In addition, on April 24, 2001, the Company issued 117,000 shares of common stock to Wesley W. Winnekins as payment for consulting services provided to the Company. Wesley W. Winnekins is currently a Director of the Company. The value of the services provided by Knowledge Integrators, Inc. and Wesley W. Winnekins was $98,550.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the three and six months ended June 30, 2001 and 2000.

RESULTS OF OPERATIONS

     REVENUES. Revenues were $0 for the second quarter of 2001 compared to $0 for the second quarter of 2000. For the six-month period ended June 30, 2001, revenues were $0 compared to $0 for the comparable period of 2000. This decrease was due to the Company's decision to cease its business operations effective April 30, 1999.

     COST OF REVENUES. Cost of revenues were $0 for the second quarter of 2001 compared to $0 for the second quarter of 2000. For the six-month period ended June 30, 2001, cost of revenues were $0 compared to $0 for the comparable period of 2000. This decrease was due to the Company's decision to cease its business operations effective April 30, 1999.

     OPERATING EXPENSES. Operating expenses were $124,060 for the second quarter of 2001 compared to $15,291 for the second quarter of 2000. For the six-month period ended June 30, 2001, operating expenses were $128,553 compared to $32,300 for the comparable period of 2000. Expenses incurred during the three and six months ended June 30, 2001 were entirely for general and administrative purposes, including rent for a small office, professional fees, consulting services and miscellaneous office expenses.

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

     INTEREST INCOME. Interest income was $0 for the second quarter of 2001 compared to interest income of $180 for the second quarter of 2000. For the six month period ended June 30, 2001, interest income was $18, compared to interest income of $376 for the same period of 2000. The decrease between periods is attributed to declining cash reserves.

     NET LOSS. Net loss was $124,060 for the second quarter of 2001 compared to a net loss of $7,981 for the second quarter of 2000. For the six-month period ended June 30, 2001, net loss was $128,535 compared to a net loss of $18,819 for the same period of 2000. Since the Company has ceased business operations, it does not expect to incur additional substantial losses in 2000, except for expenses relating to the operation of a small office, pursuing opportunities for its public shell and SEC public filing requirements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $404 as of June 30, 2001, compared to $7,620 as of December 31, 2000. This decrease in cash and cash equivalents was due primarily to the net cash used for operating activities for the six-months ended June 30, 2001.

     Currently, the Company does not have the cash resources to pay the outstanding balances owed to its creditors. The Company has made arrangements with its creditors to extend the Company's credit while it continues to pursue merger candidates for its public shell. In connection with the Company's pursuit of merger candidates, the Company will attempt to obtain a working capital loan from a merger candidate so that the Company's creditors can be paid. There can be no assurance that the Company will be successful in securing a merger candidate or, if one is secured, that such merger candidate will agree to provide a working capital loan to the Company. If the Company is unable to obtain a merger candidate, or is unable to obtain a merger candidate in a time period agreeable to the Company's creditors, then the Company may attempt to pay its creditors by issuing the Company's equity securities. If the Company's creditors do not agree to accept the Company's equity securities as payment for outstanding balances, then the Company will be liquidated and its remaining assets will be distributed to its creditors in satisfaction of its then-current obligations and, if any assets remain thereafter, to its shareholders.

                           PART II - OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

EXHIBIT NO.   DESCRIPTION


   99.1       Cautionary Statement


              (b)   Reports on Form 8-K

                    No reports on Form 8-K were filed during the quarter ended June 30, 2001

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REALITY INTERACTIVE, INC.


Dated: August 14, 2001                 By  /s/ Paul J. Wendorff
                                         ---------------------------------------
                                          Paul J. Wendorff
                                          Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
   No.       Description                                                                               Page No.
---------    ---------------------------------------------------------------------------------------   --------

  99.1      Cautionary Statement....................................................................      12