Form 10QSB
period 2001-09-30
REALITY INTERACTIVE INC
filed 2001-11-14
CIK 1006655

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

                For the quarterly period ended September 30, 2001


                         Commission file number: 0-27862


                            REALITY INTERACTIVE, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             MINNESOTA                                41-1781991
   ------------------------------          ----------------------------------
   State or other jurisdiction of          I.R.S. Employer Identification No.
   incorporation of organization

              SUITE 200
           16395 WAGNER WAY
      EDEN PRAIRIE, MINNESOTA 55344                   (612) 282-4497
  --------------------------------------        -----------------------------
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
                     X    Yes           No
                  ------         ------

At October 31, 2001, 5,824,907 shares of registrant's $.01 par value Common Stock were outstanding.

    Transitional Small Business Issuer Format             Yes       X   No
                                                  ------         ------


================================================================================

                                FORM 10-QSB INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.....................................................3

Item 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..............................................7


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.........................................9

SIGNATURES.......................................................................10

EXHIBIT INDEX....................................................................11


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

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                            REALITY INTERACTIVE, INC.
                                  BALANCE SHEET

                                                             September 30,   December 31,
                                                                 2001            2000
                                                             -------------   ------------
                                                              (Unaudited)
ASSETS

Cash and cash equivalents..................................  $       194     $     7,620
Other current assets.......................................          895             895
                                                             -----------     -----------

        Total assets.......................................  $     1,089     $     8,515
                                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Accounts payable.......................................  $    50,838     $    13,026
    Accrued liabilities....................................            0           7,953
                                                             -----------     -----------
        Total current liabilities..........................       50,838          20,979
                                                             -----------     -----------

Stockholders' equity:
    Common stock, $.01 par value, 25,000,000 shares
      authorized; 5,824,907 and 4,677,407 shares
      outstanding, respectively............................       58,249          46,774
    Additional paid-in capital.............................   15,473,767      15,386,692
    Accumulated deficit....................................  (15,581,765)    (15,445,930)
                                                             -----------     -----------
        Total stockholders' equity.........................      (49,749)        (12,464)
                                                             -----------     -----------
        Total liabilities and stockholders' equity.........  $     1,089     $     8,515
                                                             ===========     ===========



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                              Three months ended          Nine months ended
                                                  September 30,              September 30,
                                          --------------------------   ------------------------
                                             2001           2000         2001          2000
                                          ------------  ------------   ----------  ------------
Revenues...............................    $        0    $       0     $       0    $       0
Cost of revenues.......................             0            0             0            0
                                           ----------    ---------     ---------    ---------

Gross profit...........................             0            0             0            0
                                           ----------    ---------     ---------    ---------

Operating expenses:

    Sales and marketing................             0            0             0            0
    Research and development...........             0            0             0            0
    General and administrative.........         7,299       10,691       135,853       42,991
                                           ----------    ---------     ---------    ---------
        Total operating expenses.......         7,299       10,691       135,853       42,991
                                           ----------    ---------     ---------    ---------

Operating loss.........................        (7,299)     (10,691)     (135,853)     (42,991)
    Gain on sale of domain name........             0            0             0       13,105
    Interest income....................             0          141            18          517
                                           ----------    ---------     ---------    ---------
        Net loss.......................    $   (7,299)   $ (10,550)    $(135,835)   $ (29,369)
                                           ==========    =========     =========    =========

Basic and diluted earnings (loss) per
  share................................    $    (0.00)   $   (0.00)    $   (0.03)   $   (0.01)
                                           ==========    =========     =========    =========

Weighted average common shares
  outstanding..........................     5,824,907    4,677,407     5,348,188    4,677,407
                                           ==========    =========     =========    =========


              See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                Nine months ended
                                                                   September 30,
                                                          ------------------------------
                                                               2001             2000
                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss...........................................    $   (135,835)    $   (29,369)
    Reconciliation of net loss to net cash used by
      operating activities:

        Common stock issued for services received......          98,550               0

    Changes in assets and liabilities:

        Other current assets...........................               0           2,026
        Accounts payable...............................          37,812          (1,228)
        Accrued liabilities............................          (7,953)              0
                                                           ------------     -----------
            Net cash used by operating activities......          (7,426)        (28,571)
                                                           ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:                                 0               0
                                                           ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:                                 0               0
                                                           ------------     -----------

Net cash provided (used) during period.................          (7,426)        (28,571)

CASH AND CASH EQUIVALENTS:

    Beginning of period................................           7,620          40,986
                                                           ------------     -----------
    End of period......................................    $        194     $    12,415
                                                           ============     ===========



               See accompanying notes to the financial statements.

                            REALITY INTERACTIVE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

     Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the operating results to be expected for the year ending December 31, 2001.

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

RESULTS OF OPERATIONS

     REVENUES. Revenues were $0 for the third quarter of 2001 compared to $0 for the third quarter of 2000. For the nine-month period ended September 30, 2001, revenues were $0 compared to $0 for the comparable period of 2000. This decrease was due to the Company's decision to cease its business operations effective April 30, 1999.

     COST OF REVENUES. Cost of revenues were $0 for the third quarter of 2001 compared to $0 for the third quarter of 2000. For the nine-month period ended September 30, 2001, cost of revenues were $0 compared to $0 for the comparable period of 2000. This decrease was due to the Company's decision to cease its business operations effective April 30, 1999.

     OPERATING EXPENSES. Operating expenses were $7,299 for the third quarter of 2001 compared to $10,691 for the third quarter of 2000. For the nine-month period ended September 30, 2001, operating expenses were $135,853 compared to $42,991 for the comparable period of 2000. Expenses incurred during the three and nine months ended June 30, 2001 were entirely for general and administrative purposes, including rent for a small office, professional fees, consulting services and miscellaneous office expenses.

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

     INTEREST INCOME. Interest income was $0 for the third quarter of 2001 compared to interest income of $141 for the third quarter of 2000. For the nine-month period ended September 30, 2001, interest income was $18 compared to interest income of $517 for the same period of 2000. The decrease between periods is attributed to declining cash reserves.

     NET LOSS. Net loss was $7,299 for the third quarter of 2001 compared to a net loss of $10,550 for the third quarter of 2000. For the nine-month period ended September 30, 2001, net loss was $135,835 compared to a net loss of $29,369 for the same period of 2000. Since the Company has ceased business operations, it does not expect to incur additional substantial losses in 2001, except for expenses relating to the operation of a small office, pursuing opportunities for its public shell and SEC public filing requirements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $194 as of September 30, 2001 compared to $7,620 as of December 31, 2000. This decrease in cash and cash equivalents was due primarily to the net cash used for operating activities for the nine-months ended September 30, 2001.

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

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits


EXHIBIT NO.    DESCRIPTION
-----------    -----------
   99.1        Cautionary Statement



           (b)   Reports on Form 8-K

                 No reports on Form 8-K were filed during the quarter ended September 30, 2001

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       REALITY INTERACTIVE, INC.


Dated: November 12, 2001               By  /s/ Paul J. Wendorff
                                           -------------------------------------
                                               Paul J. Wendorff
                                               Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit
  No.     Description                                                               Page No.
--------  ------------------------------------------------------------------------  --------
  99.1    Cautionary Statement....................................................      12