Form 10KSB
period 2001-12-31
REALITY INTERACTIVE INC
filed 2002-05-08
CIK 1006655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2001

                         Commission File Number: 0-27862

                            REALITY INTERACTIVE, INC.

       NEVADA                                            80-0028196
------------------------                  -------------------------------------
 State of Incorporation                   I.R.S. Employer Identification Number

                               2200 Phoenix Tower
                             3200 Southwest Freeway
                                Houston, TX 77027
                                  713-521-0221

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulations S-B contained herein, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ] The Company's revenues for the Fiscal Year Ended December 31, 2000 totaled $0. As of May 1, 2002, the Company had 27,124,927 shares of Common Stock outstanding. The aggregate market value of the 2,114,927 shares of Common Stock held by non-affiliates of the Company was $169,194 based on the closing bid price of $.08 on May 6, 2002 on the Over The Counter Bulletin Board.

Transitional small business disclosure format:    Yes         No   X

                                FORM 10-KSB INDEX
                                                                          PART I
                                                                          ------

Item 1.   Description of Business............................................  4
Item 2.   Description of Property............................................  4
Item 3.   Legal Proceedings..................................................  4
Item 4.   Submission of Matters to a Vote of Security Holders................  5

PART II

Item 5.   Market for Common Equity and Related Stockholder  Matters..........  5
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation.... ........Y.................................  5
Item 7.   Financial Statements Index.........................................  7
Item 8.   Changes and Disagreements with Accountants on Accounting
          and Financial Disclosure...........................................  7

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Audit Committee Report; Audit Fees; Financial Information Systems Design and
          Implementation Fees; All Other Fees...............................   7
Item 10.  Executive Compensation............................................   8
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management........................................................  10
Item 12.  Certain Relationships and Related Transactions....................  10
Item 13.  Exhibits and Reports on Form 8-K..................................  10
SIGNATURES    ..............................................................  14

EXHIBIT INDEX...............................................................
FINANCIAL STATEMENTS........................................................ F-1

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

         Since April 30, 1999, the Company had been exploring potential uses of its public shell. On December 31, 2001, the Company executed a subscription agreement and letter of Investment Intent with International Venture Capital and Advisory, Inc. which purchased 66,667 post reverse split shares of the Company=s common stock at a price of $3.00 per share. The Company used these proceeds of this share sale to pay its outstanding liabilities and accrued expenses.

            On January 23, 2002, Reality Interactive, Inc. was incorporated in the State of Nevada as a wholly-owned subsidiary of the Company. On January 23, 2002, the Company was merged into Reality Interactive, Inc. a Nevada corporation (the ASurviving Company@). Prior to the merger, there were 12,491,574 shares outstanding of the Company. Upon completion of the merger, shareholders of the Company were entitled to exchange one share of the Company for one share of the Surviving Company. On January 24, 2002, the Surviving Company effected a 1:100 reverse stock split and re-authorized 100,000,000 shares of common stock having a par value of $.001 per share and 5,000,000 shares of preferred stock having a par value of $.001 per share. On February 1, 2002, acquired all of the issued and outstanding shares of Bright Europe Tech, Inc. (Bright), a British Columbia Canada corporation in exchange for 12,500,000 shares of its common stock and acquired all of the issued and outstanding shares of Faster Cash ATM, Inc. (ATM) also a British Columbia Canada corporation in exchange for 12,500,000 shares of its common stock. Bright will operate gaming and lottery concessions while ATM will operate automatic teller machines in Eastern Europe. As of February 1, 2002, the Surviving Company=s new trading symbol is RLTI. Accordingly, all references to the number of shares of common stock and to per share information in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

            On February 15, 2002, the Surviving Company filed an S-8 Registration Statement with the Securities and Exchange Commission to register 5,000,000 shares of common stock, $.001 par value. The Common Stock will be issued by the Surviving Company pursuant to its Stock Incentive Plan, which has been approved by the Board of Directors of the Surviving Company. The Stock Incentive Plan is hoped to provide a method whereby current employees and officers and non employee directors and consultants may be stimulated and allow the Surviving Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants, thereby advancing the interests of the Surviving Company, and all of its shareholders.

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

            Since April 30, 1999, the Company has been exploring potential uses of its public shell. Until a suitable acquisition candidate can be found for the public shell, the Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company. On February 1, 2002, the Company acquired all of the issued and outstanding shares of Bright Europe Tech, Inc. and Faster Cash ATM, Inc. The future business of the Company will be from operating gaming and lottery concession and from operating automated teller machines in Eastern Europe.

            The Company has incurred operating losses in each period since inception, and has an accumulated deficit of $15,740,617.

            The Company's Common Stock is currently traded on the Over the Counter Bulletin Board under the symbol "RLTI". The Company is not required to deliver an annual report to its shareholders and will not deliver an annual report to the shareholders.

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

ITEM 2.      DESCRIPTION OF PROPERTY

            The Company's executive office is located at the law offices of Sullins Johnson Rohrback & Magers in Houston, TX which provides such facilities at no charge to the Company.

ITEM 3.      LEGAL PROCEEDINGS

             NONE.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             NONE.


                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             A.   MARKET PRICE OF COMMON STOCK

            The Company's common stock trades on the Over the Counter Bulletin Board (OTC BB) under the symbol RLTI. Shares of the Company's Common Stock are held by approximately 95 shareholders of record. The following table sets forth the high and low prices of the Company's Common Stock for each calendar quarter for the past two years.

         Year Ended December 31, 2000          Year Ended December 31, 2001
      Quarter       High          Low       Quarter         High          Low
      -------      ------        -----      --------        -----        -----
     First        $ 0.31           .09       First            .24          .06
     Second       $ 0.15           .03       Second           .12          .06
     Third        $ .013           .06       Third            .09          .05
     Fourth       $  013           .03       Fourth           .06          .03

             The Company has never paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

       B.    CHANGES IN SECURITIES

     On January 24, 2002, the Company effected a 1:100 reverse split of its shares and re-authorized the par value of $.001, per share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

            The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the years ended December 31, 200 and 2000.

RESULTS OF OPERATIONS

REVENUES. Revenues were $0 for both the years ended December 31, 2000 and December 31, 2001. This resulted because of 1999 the Company's decision to cease its business operations effective April 30, 1999.

COST OF REVENUES. Cost of revenues were $0 for both the years ended December 31, 2000 and December 31, 2001. This resulted because of the Company's decision to cease business operations effective April 30, 1999.

OPERATING EXPENSES. The Company's operating expenses for the year ended December 31, 2001 were $294,705, compared to operating expenses of $52,413 for 2000. Operating expenses for 2000 relate primarily to costs incurred to maintain a small administrative office in addition to the costs related to maintaining a fully reporting status with the Securities and Exchange Commission. Operating expenses for the year ended December 31, 2001 relate to consulting services, costs incurred to maintain a small administration office, costs related to maintaining company and costs associated with resolving certain outstanding corporate issues.

            The Company expects that it will continue to incur general and administrative expenses for the year 2001 as it continues to maintain a small administrative office, pursues opportunities for its public shell and maintains its status as a fully reporting company with the Securities and Exchange Commission.

         GAIN ON SALE OF INTELLECTUAL PROPERTY. During 2000, the Company received $13,105 in connection with the sale of one of its Internet domain names. There was no gain on the sale of intellectual property or any other similar gain for the year ended December 31, 2001.

            INTEREST INCOME. The Company's interest income was $578 for the year ended December 31, 2000 compared to interest income of $15 for the year ended December 31, 2001. For each year, interest income consisted entirely of interest earned on short-term investments, with the decrease between years being attributed to declining cash reserves.

            NET LOSS. Net loss for the year ended December 31, 2001 was $294,687, compared to a net loss of $38,730 for 2000. Since the Company has ceased business operations, it does not expect to incur additional substantial losses in 2001, except for expenses relating to the operation of a small office, pursuing opportunities for its public shell and SEC public filing requirements.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's cash and cash equivalents were $266 as of December 31, 2001, compared to $7,620 as of December 31, 2001 which was partially offset by the sale of stock and the payment of stock for certain consulting services. This decrease in cash was due primarily to the net loss from operations for the year ended December 31, 2000.

            The Company has sufficient cash balances to allow it to meet its minimal operating expenditures for the current year. Therefore, the Company's ability to fund future operations is dependent on the Company's identifying a suitable acquisition candidate or receive proceeds from shareholder loans or the sale of its common stock. Without the foregoing, the Company will be unable to continue as a going concern.

ITEM 7.     FINANCIAL STATEMENTS

                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        -----

                 Report of Independent Accountants...................    F-2

                 Balance Sheets......................................    F-3

                 Statements of Operations............................    F-4

                 Statements of Stockholders' Equity (Deficit)........    F-5

                 Statements of Cash Flows............................    F-6

                 Notes to Financial Statements...................F-7 to F-11

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            Virchow, Krause & Company LLP is a successor entity to the Company's accountants formerly named Lund Koehler Cox and Arkema LLP.
PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

                        DIRECTORS AND EXECUTIVE OFFICERS

     Information regarding the Directors of the Company is set forth below:

         Name                 Age            Offices
         Brian Koehn          53         Chairman of the Board, President and
                                         Chief Executive Officer

Brian Koehn. Mr. Koehn became the Chief Executive Officer of the Company in January 2002. Since 1990, he has been a director of International Sales and Marketing of PSI Services, Inc. a company which assists small and medium sized companies with international sales and marketing. Over the past 12 months he has also worked with a group of Vancouver, British Columbia funeral homes developing markets for prepaid funerals, insurance and annuity programs.

MEETINGS OF THE BOARD OF DIRECTORS

            During the fiscal year ended December 31, 2001, there were no Board of Directors meetings. The Board of Directors and its committees also act from time to time by written consent in lieu of meetings. The Company currently does not have an audit, compensation or nominating committee.

See the biographical information for Mr. Koehn under the section ADirectors@.

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

            Based solely on a review of the copies of such Section 16(a) reports filed by the Company's directors, executive officers and greater than 10% shareholders and written representations from such reporting persons that no other reports were required to be filed, the Company believes that all Section 16(a) filing requirements were met in a timely manner for the fiscal year ending December 31, 2001.

                             AUDIT COMMITTEE REPORT

         The Company currently does not have a standing audit committee.

ITEM 10.    EXECUTIVE COMPENSATION

            The following table sets forth the compensation awarded to or earned in fiscal years 1999, 2000 and 2001 by the Company's Chief Executive Officer. No other executive officer of the Company earned salary and bonus in excess of $100,000 during 2000.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
Name                          Fiscal Year    Salary (1)       Bonus
Paul J. Wendorf                  2001           $ 0           $ 0
Former President
and Chief Executive Officer      2000             0             0
                                 1999        48,442             0

None of the new officers or directors received compensation of any.

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

OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

     No options were exercised by the executive officer named in the Summary Compensation Table above during fiscal year 2001. The executive officer named in the Summary Compensation Table does not hold any options to purchase shares of the Company's Common Stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to beneficial ownership of the Company's Common Stock as of May 1, 2002 by: (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group and (iv) each person or entity known by the Company to own beneficially more than 5% of the Company's Common Stock. Unless noted below, the address of each of the following shareholders is the same as the Company.
                                                                Beneficial Owner
Name and Address of Beneficial Owner                   Shares        Percentage
-------------------------------------                 ---------     ------------
Bright Europe Tech, Inc.                              12,500,000       46.08%
Faster Cash ATM, Inc.                                 12,500,000       46.08%
Brian Koehn                                               10,000        .037%

All directors and executive officers as a group
(1 persons)                                               10,000        .037%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

                                                 REALITY INTERACTIVE, INC.

Dated:   May 7, 2002                      By  /s/ Brian Koehn
                                             --------------------------------
                                                 Brian Koehn
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                  Title                                  Date
       ------                --------                               -------

                          Chief Executive Officer,
------------------------  President, Secretary / Treasurer       May ___, 2002
Brian Koehn               and Director

ITEM 7.     FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                           -----

   Report of Independent Accountants...................................      F-2

   Balance Sheets.....................................................       F-3

   Statements of Operations...........................................       F-4

   Statements of Stockholders' Equity (Deficit).......................       F-5

   Statements of Cash Flows...........................................       F-6

   Notes to Financial Statements.....................................F-7 to F-11

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Reality Interactive, Inc.:

We have audited the accompanying balance sheets of Reality Interactive, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reality Interactive, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Reality Interactive, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, Reality Interactive, Inc. has suffered recurring losses from operations and has a significant accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The 2001 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                VIRCHOW, KRAUSE & COMPANY, LLP



Minneapolis, Minnesota
March 14, 2002

                           DECEMBER 31, 2001 AND 2000

                                                                    2001          2000
                                                                   ------        ------

              ASSETS
Current assets:
  Cash                                                           $      266   $    7,620
  Other current assets                                                    0          895
    Total current assets                                                266        8,515
                                                                 $      266   $    8,515
                                                                  ==========   ==========
         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                               $    8,867   $    13,026
  Accrued liabilities                                                     0         7,953
    Total current liabilities                                         8,867        20,979
Stockholders' deficit:
  Common stock, $.001 par value, 100,000,000 shares authorized,
   124,916 and 46,774 shares issued and outstanding                       125          47
  Additional paid-in capital                                       15,731,891  15,433,419
  Accumulated deficit                                             (15,740,617)(15,445,930)
    Total stockholders' deficit                                        (8,601)    (12,464)
                                                                 $        266  $    8,515
                                                                  ============ ============


                 See accompanying notes to financial statements.

                            REALITY INTERACTIVE, INC.
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                          2001       2000
                                                         ------     ------
Revenues                                              $       0   $      0
Cost of revenues                                              0          0
                                                       ---------   --------
Gross profit                                                  0          0
                                                       ---------   --------
Operating expenses:
  General and administrative                            294,705     52,413
                                                       ---------   --------
    Total operating expenses                            294,705     52,413
                                                       ---------   --------
Loss from operations                                   (294,705)   (52,413)
                                                       ---------   --------
 Gain on sale of intellectual property                        0     13,105
  Interest income                                            18        578
                                                       ---------   --------
    Total other income (expense)                             18     13,683
                                                       ---------   --------
Net loss                                              $(294,687)  $(38,730)
                                                       =========   ========
Basic and diluted loss per share                      $   (5.36)  $  (0.83)
                                                       =========   ========
Weighted average common shares outstanding               54,974     46,774
                                                       =========   ========


                 See accompanying notes to financial statements.

                            REALITY INTERACTIVE, INC.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                           Additional
                                                      Common Stock          Paid-in          Accumulated
                                                   Shares      Amount       Capital            Deficit          Total
                                                  ---------   --------    ------------      -------------      -------

Balance - December 31, 1999                       46,774     $      47    $15,433,419     $ (15,407,200)   $    26,266

  Net loss                                            --           --              --           (38,730)       (38,730)
Balance - December 31, 2000                       46,774            47     15,433,419       (15,445,930)       (12,464)
  Common stock issued for consulting services     11,475            11         98,539                           98,550
  Common stock sold in a private placement        66,667            67        199,933                          200,000
  Net loss                                            --           --              --          (294,687)      (294,687)
Balance - December 31, 2001                      124,916     $     125    $15,731,891     $ (15,740,617)   $    (8,601)
                                                =========    ==========  =============     =============    ===========



       See accompanying notes to financial statements.

                            REALITY INTERACTIVE, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                            2001         2000
                                                           ------       -------
Cash flows from operating activities:
Net loss                                               $ (294,687)   $  (38,730)
Adjustments to reconcile net loss to cash flows from
  operating activities:
     Common stock issued for consulting services           98,550             0
     Gain on disposal of intellectual property                  0       (13,105)
  Changes in operating assets and liabilities:
     Other current assets                                     895         2,026
     Accounts payable                                      (4,159)        3,338
     Accrued liabilities                                   (7,953)            0
      Cash flows from operating activities               (207,354)      (46,471)
Cash flows from investing activities:
  Proceeds from sale of intellectual property                   0        13,105
      Cash flows from investing activities                      0        13,105
Cash flows from financing activities:
  Proceeds from sale of common stock                      200,000             0
      Cash flows from financing activities                200,000             0
Decrease in cash                                           (7,354)      (33,366)
Cash, beginning of year                                     7,620        40,986
Cash, end of year                                      $      266    $    7,620
                                                        ==========     =========


                    See accompanying notes to financial statements.
                                      F-6

REALITY INTERACTIVE, INC.
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000


1.   Organization and Status

     Reality Interactive, Inc. (the "Company") was incorporated in Minnesota on May 24, 1994 for the purpose of developing technology-based knowledge solutions for the corporate marketplace.

     On April 30, 1999, the Company ceased business operations and terminated all remaining employees. This action was necessary in light of the Company's liquidity needs and lack of revenue opportunities.

     On December 31, 2001, the Company executed a Subscription Agreement and Letter of Investment Intent (the "Investment") with International Venture Capital and Advisory, Inc. (the "Investor"), whereby the Investor agreed to purchase 66,667 shares of the Company's common stock at a price of $3.00 per share. As a result of the Investment, the Investor owns 53.37% of the Company's issued and outstanding common stock. The Company used the proceeds of the Investment to pay its outstanding liabilities and accrued expenses. Currently, the Investor is exploring potential uses of the public shell. As the controlling shareholder of the Company, the Investor intends to comply with all future SEC reporting requirements in order to maintain the Company's status as a public company.


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

     Cash

     The Company maintains its cash in bank deposit accounts at a financial institution with high credit quality. The balances, at times, may exceed federally insured limits.

     Income Taxes

     The Company utilizes the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to temporary differences between the financial statement and income tax reporting bases of assets and liabilities.

     Net Loss Per Share

     The Company accounts for loss per share as required under Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No.
     128). SFAS No. 128 requires dual presentation of basic and diluted loss per share for entities with complex capital structures. Basic loss per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution of securities that could share in the earnings of an entity and is similar to the former fully diluted loss per share calculation. For the years ended December 31, 2001 and 2000, basic and diluted loss per share for the Company is the same because the Company has no outstanding stock options and warrants.

     Fair Value of Financial Instruments

     The carrying amounts for all financial instruments approximate fair value. The carrying amounts for cash and cash equivalents, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

     New accounting pronouncements

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, is effective for years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge criteria are met. Special accounting for qualifying hedges allows a derivative's gains or losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The adoption of SFAS No. 133 did not have a material effect on the Company's financial position or results of operations.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. In addition, SFAS No. 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. The Company is evaluating the impact of this new accounting standard.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the amortization of recorded goodwill for fiscal years beginning after December 15, 2001. In the future, goodwill will be reduced based upon an impairment analysis of the amount recorded on the Company's books. To the extent it has been determined that the carrying value of goodwill is not recoverable and is in excess of fair value, an impairment loss will be recognized. Impairment will be reviewed on a periodic basis based on its fair value. Currently the adoption of SFAS No. 142 will not have an impact of the Company's financial position or results of operations.

     In June  2001,  the  FASB  issued  SFAS  No.  143.  "Accounting  for  Asset
     Retirement Obligations." SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 will not have a material effect on the Company's financial position or results of operations.

     In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121. SFAS 144 primarily addresses significant issues relating to the implementation of SFAS 121 and develops a single accounting model for long-lived assets to be disposed of, whether primarily held, used or newly acquired. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company believes the adoption of SFAS No. 144 will not have a material effect on the Company's financial position or results of operations.

3.   Income Taxes

     Significant components of the Company's deferred tax assets are as follows:


                                                           December 31,
                                                       2001             2000
                                                       ----             ----

       Deferred tax assets:
         Net operating loss carryforwards         $  6,300,000  $  6,150,000
         Other                                               -        50,000
                                                  ------------   -------------
              Total deferred tax assets              6,300,000     6,200,000

       Less valuation allowance                     (6,300,000)   (6,200,000)
                                                  ------------   -------------
       Net deferred tax assets                    $          -  $          -
                                                  ============  ==============

     At December 31, 2001, the Company had net operating loss carryforwards of approximately $15,650,000 for income tax purposes. The net operating loss carryforwards expire in 2009 through 2021 if not previously utilized.

     The Company has determined, based on the weight of available evidence at December 31, 2001, that it is more likely than not the Company's deferred tax assets will not be realized. Accordingly, a valuation allowance has been established for the tax benefits of these items. Future utilization of the available net operating loss carryforwards may be limited due to past changes in ownership under Internal Revenue Code Section 382 and future significant changes in ownership.

4.   Commitment

     Leases

     During 2001, the Company leased office space and equipment under short-term operating lease agreements. At December 31, 2001, the Company's operating lease agreements had expired.

     Rent expense was approximately $10,446 and $13,419 for the years ended December 31, 2001 and 2000, respectively.

5.   Stockholders' Equity

     Common Stock Issued

     The holders of Common Stock are entitled to one vote for each share on all matters submitted to a vote of stockholders. Holders of Common Stock have no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions applicable thereto. The outstanding shares of Common Stock are fully paid and nonassessable.

     On April 24, 2001, the Company issued 10,305 shares of common stock to Knowledge Integrators, Inc. as payment for consulting services provided to the Company. Knowledge Integrators, Inc. is 100% owned by Paul J. Wendorff, who is also the Company's Chief Executive Officer and a Director. In addition, on April 24, 2001, the Company issued 1,170 shares of common stock to Wesley W. Winnekins as payment for consulting services provided to the Company. Wesley W. Winnekins is currently a Director of the Company. The value of the services provided by Knowledge Integrators, Inc. and Wesley W. Winnekins was $98,550 based on the fair value of the common stock issued.

     On December 31, 2001, the Company issued 66,667 shares of common stock at a price of $3.00 per share in connection with the execution of a Subscription Agreement and Letter of Investment Intent. As a result of this Investment, the Investor owns 53.37% of the Company's issued and outstanding common stock.

     Warrants

     A summary of the Company's warrant activity is as follows:

                                                          Exercise
                                             Number        Price     Expiration
                                            --------      ---------  ----------

       Outstanding at December 31, 1999      27,983      $240-$800    2000-2001

       Expired                              (27,983)     $240-$800     4/10/00
                                         -----------

       Outstanding at December 31, 2000           0
                                         ===========

       Outstanding at December 31, 2001           0
                                         ==========

       The Company issued such warrants in connection with various financing transactions. The holders of these warrants are not entitled to vote, receive dividends or exercise any other rights until such warrants have been duly exercised and payment of the purchase price has been made. All warrants were expired as of December 31, 2000.

       Stock Options

       At December 31, 2001, the Company had 7,000 shares of common stock reserved under its 1994 Stock Incentive Plan. The plan provides for grants of incentive and nonqualified stock options to officers, employees and independent contractors. Furthermore, the Company may grant nonqualified options outside of this plan. These stock options generally vest evenly over a three to four year period and are exercisable over periods up to five years from date of grant. In addition, the Company had 4,000 shares of common stock reserved under its 1996 Directors' Stock Option Plan. This plan provides for annual grants of options to purchase 100 shares of Common Stock per director per year and vests six months from the date of grant.

       The Board of Directors establishes all terms and conditions of each grant. Stock options are granted at or above fair market value as determined by the Board of Directors at each grant date.

       For the years ended December 31, 2001 and 2000, there were no options granted or outstanding under the plans. As a result, the Company has not recognized any compensation expense for the periods presented as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation."

6.     Subsequent Events

       On January 23, 2002, Reality Interactive, Inc. was incorporated in the State of Nevada as a wholly-owned subsidiary of the Company. On January 23, 2002, the Company was merged into Reality Interactive, Inc., a Nevada corporation (the "Surviving Company"). Prior to the merger, there were 12,491,574 shares outstanding of the Company. Upon completion of the merger, shareholders of the Company were entitled to exchange one share of the Company for one share of the Surviving Company. On January 24, 2002, the Surviving Company effected a 1:100 reverse stock split and re-authorized 100,000,000 shares of common stock having a par value of $.001 per share and 5,000,000 shares of preferred stock having a par value of $.001 per share. As of February 1, 2002, the Surviving Company's new trading symbol is RLTI. Accordingly, all references to the number of shares of common stock and to per share information in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

       On February 15, 2002, the Surviving Company filed an S-8 Registration Statement with the Securities and Exchange Commission to register 5,000,000 shares of common stock, $.001 par value. The Common Stock will be issued by the Surviving Company pursuant to its Stock Incentive Plan, which has been approved by the Board of Directors of the Surviving Company. The Stock Incentive Plan is hoped to provide a method whereby current employees and officers and non employee directors and consultants may be stimulated and allow the Surviving Company to secure and retain highly qualified employees, officers, directors and non employee directors and consultants, thereby advancing the interests of the Surviving Company, and all of its shareholders.