Form 10KSB/A
period 2001-12-31
REALITY INTERACTIVE INC
filed 2002-06-05
CIK 1006655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

Transitional small business disclosure format:    Yes [ ]  No  [X]

                                FORM 10-KSB INDEX
                                                                          PART I
                                                                          ------

PART I

Item 1.   Description of Business............................................  4
Item 2.   Description of Property............................................  4
Item 3.   Legal Proceedings..................................................  4
Item 4.   Submission of Matters to a Vote of Security Holders................  5

PART II

Item 5.   Market for Common Equity and Related Stockholder  Matters..........  5
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operation.... ..........................................  5
Item 7.   Financial Statements Index.........................................  7
Item 8.   Changes and Disagreements with Accountants on Accounting
          and Financial Disclosure...........................................  7

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act; Audit Committee Report; Audit Fees; Financial Information Systems Design and
          Implementation Fees; All Other Fees...............................   8
Item 10.  Executive Compensation............................................   9
Item 11.  Security Ownership of Certain Beneficial Owners and
          Management........................................................   9
Item 12.  Certain Relationships and Related Transactions....................  10
Item 13.  Exhibits and Reports on Form 8-K..................................  10
SIGNATURES    ..............................................................  13

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

            The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the years ended December 31, 2001 and 2000.

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

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
            REALITY INTERACTIVE, INC.

                 Report of Independent Accountants...............        F-2

                 Balance Sheets..................................        F-3

                 Statements of Operations........................        F-4

                 Statements of Stockholders' Equity (Deficit)....        F-5

                 Statements of Cash Flows........................        F-6

                 Notes to Financial Statements...................F-7 to F-11

            BRIGHT EUROPE TECH INC.

                    Auditor's Report ............................        F-12
                    Balance Sheet
                         -  As at May 31, 2002 ..................        F-13
                    Statement of Deficit
                         -  For the period ended May 31, 2002 ...        F-14
                    Statement of Operations
                         -  For the period ended May 31, 2002 ...        F-15
                    Statement of Cash Flows
                         -  For the period ended May 31, 2002 ...        F-16
                    Notes to Financial Statements ...............F-17 to F-18


            FASTER CASH ATM INC.

                    Auditor's Report ............................        F-19
                    Balance Sheet
                         -  As at May 31, 2002 ..................        F-20
                    Statement of Deficit
                         -  For the period ended May 31, 2002 ...        F-21
                    Statement of Operations
                         -  For the period ended May 31, 2002 ...        F-22
                    Statement of Cash Flows
                         -  For the period ended May 31, 2002 ...        F-23
                    Notes to Financial Statements ...............F-24 to F-25


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

                                                          Beneficial Owner
Name and Address of Beneficial Owner                   Shares        Percentage
------------------------------------                  ----------     ----------
Bright Europe Tech, Inc.                              12,500,000       46.08%
Faster Cash ATM, Inc.                                 12,500,000       46.08%
Brian Koehn                                               10,000        .037%

All directors and executive officers as a group
(1 person)                                               10,000        .037%


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

     (7) Incorporated by reference to the Company's Preliminary Proxy Statement filed June 28, 1999.

(b)      Reports on Form 8-K

         NONE.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          REALITY INTERACTIVE, INC.
Amendment No. 1
Dated:   June 5, 2002                      By  /s/ Brian Koehn
                                             --------------------------------
                                              Brian Koehn
                                              Chief Executive Officer and
                                              Chief Financial Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                  Title                                  Date
       ------                --------                               -------

/s/ Brian Koehn            Chief Executive Officer,
---------------            President, Secretary / Treasurer       June 5, 2002
Brian Koehn                and Director

ITEM 7.     FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                         Page
            REALITY INTERACTIVE, INC.

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

                 Statements of Operations............................    F-4

                 Statements of Stockholders' Equity (Deficit)........    F-5

                 Statements of Cash Flows............................    F-6

                 Notes to Financial Statements...................F-7 to F-11

            BRIGHT EUROPE TECH INC.

                    Auditor's Report ............................

                    Balance Sheet
                         -  As at May 31, 2002 ..................

                    Statement of Deficit
                         -  For the period ended May 31, 2002 ...

                    Statement of Operations
                         -  For the period ended May 31, 2002 ...

                    Statement of Cash Flows
                         -  For the period ended May 31, 2002 ...

                    Notes to Financial Statements ...............


            FASTER CASH ATM INC.

                    Auditor's Report ............................

                    Balance Sheet
                         -  As at May 31, 2002 ..................

                    Statement of Deficit
                         -  For the period ended May 31, 2002 ...

                    Statement of Operations
                         -  For the period ended May 31, 2002 ...

                    Statement of Cash Flows
                         -  For the period ended May 31, 2002 ...

                    Notes to Financial Statements ...............

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

                                AUDITOR'S REPORT


To the shareholders of Bright Europe Tech Inc.

We have audited the balance sheet of Bright Europe Tech Inc. as at May 31, 2002 and the statements of operations, deficit, and cash flows for the periods then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at May 31, 2002 the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles. As required by the Company Act of British Columbia, we report that in our opinion, these principles have been applied on a basis consistent with that of the preceding years.


COQUITLAM, B.C.                                PEACH GODDARD
JUNE 04, 2002                                  CHARTERED ACCOUNTANTS

                             BRIGHT EUROPE TECH INC.
                                  BALANCE SHEET
                               AS AT MAY 31, 2002
                                    (Audited)
                                 Canadian Funds

                                     ASSETS

                                                                      2002
                                                                --------------
CURRENT
     Cash                                                       $          100
      Account Receivable
                                                                            42

INCORPORATION COSTS                                                      1,000
                                                                --------------
                                                                $        1,142
                                                                ==============


                                   LIABILITIES

CURRENT
     Accounts Payable                                           $          642
                                                                --------------


DUE TO SHAREHOLDERS  (Note 3)                                            1,000
                                                                --------------
                                                                         1,642


                         SHAREHOLDER EQUITY (DEFICIENCY)

SHARE CAPITAL (Note 4)                                                     100

DEFICIT                                                                    600
                                                                --------------
                                                                           500
                                                                --------------
                                                                $        1,142
                                                                ==============
On behalf of the Board:

                                    , Director

                                    , Director


                             See Accompanying Notes

                             BRIGHT EUROPE TECH INC.
                              STATEMENT OF DEFICIT
                        FOR THE PERIOD ENDED MAY 31, 2002
                                    (Audited)
                                 Canadian Funds



                                                                     2002
                                                                --------------



NET LOSS AND DEFICIT, END OF PERIOD                             $          600
                                                                ==============




























                             See Accompanying Notes

                             BRIGHT EUROPE TECH INC.
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD ENDED MAY 31, 2002
                                    (Audited)
                                 Canadian Funds



                                                                     2002
                                                                --------------

REVENUE                                                         $            -
                                                                --------------


EXPENSES
     Legal & Accounting                                                    642



LOSS FOR THE PERIOD                                                        642


LOSS PER SHARE - BASIC                                          $        (0.00)
                                                                ==============























                             See Accompanying Notes

                             BRIGHT EUROPE TECH INC.
                             STATEMENT OF CASH FLOWS
                        FOR THE PERIOD ENDED MAY 31, 2002
                                    (Audited)
                                 Canadian Funds


                                                                     2002
                                                                --------------


CASH RESOURCES PROVIDED BY (USED IN):
OPERATIONS

Cash flow provided by operations before the undernoted          $         (600)
Non-cash working capital                                                   600
                                                                --------------
                                                                             -
                                                                --------------

INVESTING
Incorporation Costs                                                      1,000
                                                                --------------
FINANCING
Issue of Share Capital                                                     100
Shareholder's loans                                                      1,000
                                                                --------------
                                                                         1,100
                                                                --------------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                             100
                                                                ==============


CASH POSITION CONSISTS OF:

Cash                                                                       100
                                                                ==============









                             See Accompanying Notes

                             BRIGHT EUROPE TECH INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                    (Audited)
                                 Canadian Funds


1.       SIGNIFICANT ACCOUNTING POLICIES

         The financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada.

         a)   Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management's best knowledge of current events and actions that the company may undertake in the future.

         b)   Foreign currency transactions

         The financial statements of the company are reflected in Canadian dollars. The company uses the temporal method of accounting for foreign currency translations, whereby monetary items are translated at the rate of exchange in effect at the balance sheet date, non-monetary items are translated at historical rates and revenue and expense items are translated at the rate of exchange on the dates they occur.

         c)   Revenue recognition

         All revenue is recorded and related cost transferred to cost of sales at the time the product is shipped or the service provided.

         d)   Loss per Share

         Basic loss per share computations is based on the weighted average number of shares outstanding during the year. Fully diluted earnings per shares have not been disclosed, as it is anti-dilutive.


2.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The company's financial instruments consist of accounts receivable, cash and accounts payable. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of these financial instruments approximates their carrying value due to their short-term maturity or capacity of prompt liquidation.

                            BRIGHT EUROPE TECH. INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                    (Audited)
                                 Canadian Funds

3.       DUE TO SHAREHOLDERS

         Amounts due to shareholders are non-interest bearing and have no specific terms of repayment. The shareholders have indicated that these amounts need not be repaid within the next fiscal period and consequently these have been classified as long term.


4.       SHARE CAPITAL

         Authorized

         The authorized capital of the company consists of 20,000,000 Common Shares without par value.

         Issued and Outstanding
                                               Number              Amount
                                               ------            ----------
                  Balance, May 31, 2002        1,000             $      100


5.       INCOME TAX LOSSES

         The company has non-capital income tax losses of $600, which may be carried forward to reduce future year's taxable income, these losses expire as follows:

                  2009                         $         600
                                               =============


         The potential future tax benefit of these expenditures and tax losses have not been recognized in the accounts of the company.


6.       DATE OF INCORPORATION

         The company was incorporated on May 29, 2002 under the laws of British Columbia. The period of reporting is for the three days ended May 31, 2002.

         Although incorporated on this date, the Corporation had previously done business under the belief that it was fully incorporated under the laws of British Columbia as of January 1, 2002. The Board of Directors and shareholders, upon incorporation, ratified all actions taken by officers, director, shareholders and agents acting for and on behalf of the Corporation.

                                AUDITOR'S REPORT


To the shareholders of Faster Cash ATM Inc.

We have audited the balance sheet of Faster Cash ATM Inc. as at May 31, 2002 and the statements of operations, deficit, and cash flows for the periods then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at May 31, 2002 the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles. As required by the Company Act of British Columbia, we report that in our opinion, these principles have been applied on a basis consistent with that of the preceding years.


COQUITLAM, B.C.                                   PEACH GODDARD
JUNE 04, 2002                                     CHARTERED ACCOUNTANTS

                              FASTER CASH ATM INC.
                                  BALANCE SHEET
                               AS AT MAY 31, 2002
                                    (Audited)
                                 Canadian Funds

                                     ASSETS

                                                                      2002
                                                                --------------
CURRENT
     Cash                                                       $          100
      Account Receivable
                                                                            42

INCORPORATION COSTS                                                      1,000
                                                                --------------
                                                                $        1,142
                                                                ==============


                                   LIABILITIES

CURRENT
     Accounts Payable                                           $          642
                                                                --------------


DUE TO SHAREHOLDERS  (Note 3)                                            1,000
                                                                --------------
                                                                         1,642


                         SHAREHOLDER EQUITY (DEFICIENCY)

SHARE CAPITAL (Note 4)                                                     100

DEFICIT                                                                    600
                                                                --------------
                                                                           500
                                                                --------------
                                                                $        1,142
                                                                ==============
On behalf of the Board:

                                    , Director

                                    , Director


                             See Accompanying Notes

                              FASTER CASH ATM INC.
                              STATEMENT OF DEFICIT
                        FOR THE PERIOD ENDED MAY 31, 2002
                                    (Audited)
                                 Canadian Funds




                                                                     2002
                                                                --------------



NET LOSS AND DEFICIT, END OF PERIOD                             $          600
                                                                ==============




























                             See Accompanying Notes

                              FASTER CASH ATM INC.
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD ENDED MAY 31, 2002
                                    (Audited)
                                 Canadian Funds



                                                                     2002
                                                                --------------

REVENUE                                                         $            -
                                                                --------------


EXPENSES
     Legal & Accounting                                                    642



LOSS FOR THE PERIOD                                                        642


LOSS PER SHARE - BASIC                                          $        (0.00)
                                                                ==============























                             See Accompanying Notes

                              FASTER CASH ATM INC.
                             STATEMENT OF CASH FLOWS
                        FOR THE PERIOD ENDED MAY 31,2002
                                    (Audited)
                                 Canadian Funds



                                                                     2002
                                                                --------------


CASH RESOURCES PROVIDED BY (USED IN):
OPERATIONS

Cash flow provided by operations before the undernoted          $         (600)
Non-cash working capital                                                   600
                                                                --------------
                                                                             -
                                                                --------------

INVESTING
Incorporation Costs                                                      1,000
                                                                --------------
FINANCING
Issue of Share Capital                                                     100
Shareholder's loans                                                      1,000
                                                                --------------
                                                                         1,100
                                                                --------------

NET INCREASE (DECREASE) IN CASH FOR THE PERIOD                             100
                                                                ==============


CASH POSITION CONSISTS OF:

Cash                                                                       100
                                                                ==============









                             See Accompanying Notes

                              FASTER CASH ATM INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                    (Audited)
                                 Canadian Funds


1.       SIGNIFICANT ACCOUNTING POLICIES

         The financial statements are prepared on the historical cost basis in accordance with accounting principles generally accepted in Canada.

         a) Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates are based on management's best knowledge of current events and actions that the company may undertake in the future.

b)       Foreign currency transactions

         The financial statements of the company are reflected in Canadian dollars. The company uses the temporal method of accounting for foreign currency translations, whereby monetary items are translated at the rate of exchange in effect at the balance sheet date, non-monetary items are translated at historical rates and revenue and expense items are translated at the rate of exchange on the dates they occur.

c)       Revenue recognition

         All revenue is recorded and related cost transferred to cost of sales at the time the product is shipped or the service provided.

d)       Loss per Share

         Basic loss per share computations is based on the weighted average number of shares outstanding during the year. Fully diluted earnings per shares have not been disclosed, as it is anti-dilutive.


2.       FAIR VALUE OF FINANCIAL INSTRUMENTS

         The company's financial instruments consist of accounts receivable, cash and accounts payable. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of these financial instruments approximates their carrying value due to their short-term maturity or capacity of prompt liquidation.

                              FASTER CASH ATM INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 2002
                                    (Audited)
                                 Canadian Funds

3.       DUE TO SHAREHOLDERS

         Amounts due to shareholders are non-interest bearing and have no specific terms of repayment. The shareholders have indicated that these amounts need not be repaid within the next fiscal period and consequently these have been classified as long term.


4.       SHARE CAPITAL

         Authorized

         The authorized capital of the company consists of 20,000,000 Common Shares without par value.

         Issued and Outstanding
                                               Number              Amount
                                               ------            ----------
                  Balance, May 31, 2002        1,000             $      100


5.       INCOME TAX LOSSES

         The company has non-capital income tax losses of $600, which may be carried forward to reduce future year's taxable income, these losses expire as follows:

                  2009                         $         600
                                               =============

         The potential future tax benefit of these expenditures and tax losses have not been recognized in the accounts of the company.


6.       DATE OF INCORPORATION

         The company was incorporated on May 29, 2002 under the laws of British Columbia. The period of reporting is for the three days ended May 31, 2002.

         Although incorporated on this date, the Corporation had previously done business under the belief that it was fully incorporated under the laws of British Columbia as of January 1, 2002. The Board of Directors and shareholders, upon incorporation, ratified all actions taken by officers, director, shareholders and agents acting for and on behalf of the Corporation.