Form 10QSB
period 2002-03-31
REALITY INTERACTIVE INC
filed 2002-06-05
CIK 1006655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
 (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from ________________ to _______________

                         Commission File Number: 0-27862

                            REALITY INTERACTIVE, INC.
        (Exact name of small business issuer as specified in its charter)

       NEVADA                                            80-0028196
------------------------                  -------------------------------------
 State of Incorporation                   I.R.S. Employer Identification Number

                               2200 Phoenix Tower
                             3200 Southwest Freeway
                                Houston, TX 77027
                    (Address of principal executive offices)


                                  713-521-0221
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of March 31, 2002 - 2,124,916 shares of Common Stock

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                           REALITY INTERACTIVE, INC.
                                      INDEX

                                                                     Page
                                                                    Number

PART I    FINANCIAL INFORMATION

Item 1. Financial Statements

   Balance Sheets...................................................... 3

   Statements of Operations............................................ 4

   Statements of Stockholders' Equity (Deficit)........................ 5

   Statements of Cash Flows............................................ 6

   Notes to Financial Statements....................................... 7

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................ 8

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................ 9

Item 2.  Change in Securities and Use of Proceeds...................... 9

Item 3.  Defaults Upon Senior Securities............................... 9

Item 4.  Submission of Matters to a Vote of Security Holders........... 9

Item 5.  Other Information............................................. 9

Item 6.  Exhibits and Reports on Form 8-K.............................. 9

SIGNATURES ............................................................10

PART I  FINANCIAL INFORMATION

Item 1.  Financial Statements

REALITY INTERACTIVE INC.
BALANCE SHEET
MARCH 31, 2002 AND DECEMBER 31, 2001


                                                       March 31           December 31
                                                        2002                 2001
                                                      -----------         -----------
                                                      (Unaudited)
ASSETS
Current assets:
Cash                                                  $       266         $       266
Other current assets                                            0                   0
                                                      -----------         -----------
Total current assets                                          266                 266
                                                      -----------         -----------
                                                      $       266         $       266
                                                      ===========         ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                    $     8,867         $     8,867
  Accrued liabilities                                           0                   0
                                                      -----------         -----------
    Total current liabilities                               8,867               8,867
                                                      -----------         -----------
Stockholders' deficit:
Common stock, $.001 par value, 100,000,000 shares
  authorized, 2,124,916 and 124,916 shares issued
  and outstanding                                           2,125                 125
  Additional paid-in capital                           15,809,891          15,731,891
  Accumulated deficit                                 (15,820,617)        (15,740,617)
                                                      -----------         -----------
    Total stockholders' deficit                            (8,601)             (8,601)
                                                      -----------         -----------
                                                      $       266         $       266
                                                      ===========         ===========


                 See accompanying notes to financial statements.

REALITY INTERACTIVE, INC.
STATEMENTS OF OPERATIONS
FOR THE 3 MONTH PERIOD ENDED MARCH 31, 2002 AND 2001
(Unaudied)

                                                 March 31          March 31
                                                   2002              2001
                                                ----------        ---------

Cost of revenues                                $        0        $        0
                                                ----------        ---------
Gross profit                                             0                 0
                                                ----------        ---------
Operating expenses:
  General and administrative                        80,000            4,493
                                                ----------        ---------
Total operating expenses                            80,000            4,493
                                                ----------        ---------
Loss from operations                               (80,000)          (4,493)
                                                ----------        ---------
Gain on sale of intellectual property                    0                0
Interest income                                          0               18
                                                ----------        ---------
Total other income (expense)                             0               18
                                                ----------        ---------
Net loss                                        $  (80,000)       $  (4,475)
                                                ===========       =========
Basic and diluted loss per share                $    (0.04)       $   (0.00)
                                                ===========       =========
Weighted average common shares outstanding        2,124,916       4,677,407
                                                ===========       =========












                 See accompanying notes to financial statements.

REALITY INTERACTIVE, INC.
STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD ENDED MARCH 31, 2002


                                                                          Additional
                                                     Common Stock           Paid-in        Accumulated
                                                 Shares        Amount       Capital          Deficit          Total
                                               ---------      --------    -----------      ------------     ----------
Balance - December 31, 1999                       46,774      $     47    $15,433,419      $(15,407,200)    $   26,266

  Net loss                                            --           --              --           (38,730)       (38,730)
                                               ---------      --------    -----------      ------------     ----------
Balance - December 31, 2000                       46,774            47     15,433,419       (15,445,930)       (12,464)
  Common stock issued for consulting services     11,475            11         98,539                           98,550
  Common stock sold in a private placement        66,667            67        199,933                          200,000
  Net loss                                            --           --              --          (294,687)      (294,687)
                                               ---------      --------    -----------      ------------     ----------
Balance - December 31, 2001                      124,916           125     15,731,891       (15,740,617)        (8,601)

Common stock sold S-8 options                  2,000,000         2,000         78,000                           80,000
Net loss                                                                                        (80,000)       (80,000)
                                               ---------      --------    -----------      ------------     ----------
Balance - March 31, 2002 (Unaudited)           2,124,916      $  2,125    $15,809,891      $(15,820,617)    $   (8,601)
                                               =========      ========    ===========      ============     ==========













       See accompanying notes to financial statements.

REALITY INTERACTIVE, INC.
STATEMENTS OF CASH FLOWS
FOR THE PERIOD ENDED MARCH 31, 2002 AND 2001
(Unaudited)

                                                 March 31          March 31
                                                   2002              2001
                                                ----------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                        $  (80,000)       $  (4,475))
Adjustments to reconcile net loss to cash
flows from operating activities:
  Common stock issued for consulting services            0                0
  Gain on disposal of intellectual property              0                0
  Changes in operating assets and liabilities:
  Other current assets                                   0                0
  Accounts payable                                       0                0
  Accrued liabilities                                    0                0
                                                ----------        ---------

  Net cash used by operating activities             (80,00)          (4,475)
                                                ----------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of common stock                 80,000                0
                                                ----------        ---------

  Net cash from financing activities                80,000                0
                                                ----------        ---------
Net cash provided (used) during period                   0           (4,475)

Cash, beginning of period                              266            7,620
                                                ----------        ---------

Cash, end of period                             $      266        $   3,145
                                                ==========        =========






                    See accompanying notes to financial statements.

REALITY INTERACTIVE, INC.
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2002

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

     On February 15, 2002, the Surviving Company filed an S-8 Registration Statement with the Securities and Exchange Commission to register 5,000,000 shares of common stock, $.001 par value. On February 27, 2002, an option for 2,000,000 shares of common stock was exercised and issued pursuant to the option agreement between the company and its employees.

     The balance of the Common Stock will be issued by the Surviving Company pursuant to its Stock Incentive Plan, which has been approved by the Board of Directors of the Surviving Company. The Stock Incentive Plan is hoped to provide a method whereby current employees and officers and non employee directors and consultants may be stimulated and allow the Surviving Company to secure and retain highly qualified employees, officers, directors and non employee directors and consultants, thereby advancing the interests of the Surviving Company, and all of its shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the three months ended March 31, 2002 and 2001.


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

     Since April 30, 1999, the Company has been exploring potential uses of its public shell. Until a suitable acquisition candidate can be found for the public shell, the Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company. On February 1, 2002, the Company acquired all of the issued and outstanding shares of Bright Europe Tech, Inc. and Faster Cash ATM, Inc. The future business of the Company will be from operating gaming and lottery concessions and from operating automated teller machines in Eastern Europe.


RESULTS OF OPERATIONS

REVENUES. Revenues were $0 for both the quarters ended March 31, 2002 and 2001. This resulted because of the Company's decision to cease its business operations effective April 30, 1999.

COST OF REVENUES. Cost of revenues were $0 for both the quarters ended March 31, 2002 and 2001. This resulted because of the Company's decision to cease business operations effective April 30, 1999.

OPERATING EXPENSES. The Company's operating expenses for the quarter ended March 31, 2002 were $80,000, compared to operating expenses of $4,475 for 2001. Operating expenses for 2001 relate primarily to costs incurred to maintain a small administrative office in addition to the costs related to maintaining a fully reporting status with the Securities and Exchange Commission. Operating expenses for the quarter ended March 31, 2002 relate to consulting services, significant legal costs, costs incurred to maintain a small administration office, costs related to maintaining company and costs associated with resolving certain outstanding corporate issues.

     The Company expects that it will continue to incur general and administrative expenses for the year 2002 as it continues to maintain a small administrative office, pursues opportunities for its public shell and maintains its status as a fully reporting company with the Securities and Exchange Commission.

INTEREST INCOME. The Company's interest income was $0 for the quarter ended March 31, 2002 compared to interest income of $18 for the quarter ended March 31, 2001. Interest income consisted entirely of interest earned on short-term investments.

NET LOSS. Net loss for the quarter ended March 31, 2002 was $80,000, compared to a net loss of $4,475 for 2001. Since the Company has ceased business operations, it does not expect to incur additional substantial losses in 2002, except for expenses relating to the operation of a small office, pursuing opportunities for its public shell and SEC public filing requirements.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents were $266 as of March 31, 2002, compared to $3,145 as of March 31, 2001 which was partially offset by the sale of stock and the payment of stock for certain consulting services. This decrease in cash was due primarily to the net loss from operations for the year ended December 31, 2001.

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


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings
     None

Item 2.  Change in Securities and Use of Proceeds
     None

Item 3.  Defaults Upon Senior Securities
     None

Item 4.  Submission of Matters to a Vote of Security Holders
     Not applicable

Item 5.  Other Information
     Not applicable

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits

          None

     (b)     Reports on Form 8-K

          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             REALITY INTERACTIVE, INC.



                                             By: /s/ Brian Koehn
                                             -----------------------------
                                                Brian Koehn
                                                Chief Executive Officer and
                                                Chief Financial Officer
Date:  June 5, 2002