Form 10QSB
period 2002-06-30
REALITY INTERACTIVE INC
filed 2002-08-28
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File No: 0-27862

REALITY INTERACTIVE, INC.
(Exact name of small business issuer as specified in its charter)

                                   Nevada                                                                        80-0028196
                             (State of Incorporation)                                        (IRS Employer Number)

4766 Holladay Blvd
Holladay, UT 84117
(Address of principal executive offices)

(801) 273-9300
Issuer's telephone number

Check whether the issuer (1) filed all report required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No[ ]

10,058,260
(Number of shares of common stock the registrant hadoutstanding as of August 16, 2002)

Transitional small business disclosure format (check one):

Yes [ ] No [X ]

                                                                                                                  Page Number

 PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheet                                                                                               3

Statement of Operations                                                                                4

Statement of Cash Flows                                                                              5

Notes to Financial Statements                                                                       6

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations                                                           7

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                                          8

Item 2. Change in Securities and Use of Proceeds                                       8

Item 3. Defaults Upon Senior Securities                                                        8

Item 4. Submission of Matters to a Vote of Security Holders                        8

Item 5. Other Information                                                                           8

Item 6. Exhibits and Reports on Form 8-K                                                8

Signatures                                                                                                 9

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Reality Interactive, Inc.
Balance Sheet

                                                                                                     June              December
                                                                                                     30, 2002        31, 2001
                                                                                                  (Unaudited)

Assets

Current Assets

Cash                                                                                           $ 266                    $ 266

Total Assets                                                                                 $ 266                    $ 266

Liabilities & Stockholders' Equity

Current Liabilities

Accounts Payable                                                                        $ 33,522              $ 8,867

Interest Payable                                                                               30,000                    -

Note Payable                                                                                 200,000                    -

Total Current Liabilities                                                                  263,522            8,867

Stockholders' Equity

Common Stock, 100,000,000 Shares Authorized
$.001 Par Value, 5,058,260 and 124,916 Shares
Issued and Outstanding Respectively 5,058 125
Additional Paid In Capital                                                        15,726,958             15,731,891
Accumulated Deficit                                                               (15,995,272)           (15,740,617)

Total Stockholders' Equity                                                          (263,256)                    (8,601)

Total Liabilities & Stockholders' Equity                                            $ 266                        $ 266

Reality Interactive, Inc.

Statement of Operations
(Unaudited)

                                                       For the Three Months Ended              For the Six Months Ended
                                                                   June       June                               June          June
                                                                 30, 2002    30, 2001                   30, 2002    30, 2001

Revenue                                                   $ -               $ -                            $ -               $ -

Expenses

General & Administrative                         53,044      124,060                     53,044         128,553

Compensation Expense                          120,000              -                        200,000            -

Legal & Professional Fees                        96,611              -                           96,611           -

Travel & Entertainment                              75,000             -                           75,000           -

Total Expenses                                        344,655         124,060                  424,655     128,553

Income (Loss)

From Operations                                    (344,655)   (124,060)                  (424,655)    (128,553)

Other Income (Expenses)

Interest Expense                                       (30,000)           -                            (30,000)           -

Interest Income                                             -                  -                                 -                   18

Total Other Income

(Expenses)                                               (30,000)            -                             (30,000)       18

Income (Loss)

Before Taxes                                         (374,655)         (124,060)                 (454,655)    (128,535)

Taxes                                                             -                    -                               -                  -

Net (Loss)                                             $ (374,655)      $ (124,060)             $ (454,655) $ (128,535)

Loss Per

Common Share                                      $ (0.12)             $ (0.02)                     $ (0.23)       $ (0.02)

Weighted Average
Outstanding Shares                                3,151,658            5,531,657                  1,967,089 5,104,532

Reality Interactive, Inc.
Statement of Cash Flows
(Unaudited)

                                                                                            For the Six Months Ended
                                                                                                      June             June
                                                                                                    30, 2002    30, 2001

Cash Flows from Operating Activities

Net Income (Loss)                                                                 $ (454,655)     $ (128,535)

Net Cash Provided (Used) by Operating Activities;

Common Stock Issued for Services Rendered                            200,000                98,550

Changes in Assets & Liabilities
Accounts Payable                                                                         24,655                30,722
Accrued Liabilities                                                                            -                      (7,953)
Interest Payable                                                                            30,000                    -

Net Cash Provided (Used) by
Operating Activities                                                                    (200,000)               (7,216)

Cash Flows from Investing Activities                                                -                              -

Cash Flows from Financing Activities

Increase in Note Payable                                                             200,000                        -

Increase (Decrease) in Cash                                                            -                        (7,216)

Cash, Beginning of Period                                                                   266                 7,620

Cash, End of Period                                                                          $ 266              $ 404

Supplemental Cash Flow Information

Interest                                                                                           $ -                          $ -

Income Taxes                                                                                    -                              -

Reality Interactive, Inc.
Notes to the Financial Statements
 June 30, 2002

NOTE 1   Interim Financial Statements

The financial statements for the six months ended June 30, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2002. The results of the six months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the six months ended June 30, 2002.

GENERAL

Reality Interactive, Inc., (the "Company") was incorporated on May 24, 1994 for the purpose of developing technology-based knowledge solutions for the industrial marketplace. On April 30, 1999, the Company ceased business operations, sold substantially all of its assets and terminated all of its employees. Management of the Company believes this action was necessary in light of the Company's liquidity needs and lack of short-term revenue opportunities.

Since April 30, 1999, the Company has been exploring a potential acquisition or merger of a new business venture. The Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company. On February 1, 2002, the Company acquired all of the issued and outstanding shares of Bright Europe Tech, Inc., and Faster Cash ATM, Inc. Due to market conditions in the United States and Eastern Europe which prevented planned capital raising, the Company rescinded the acquisitions during the fiscal quarter.

RESULTS OF OPERATIONS

REVENUES - Revenues were $0 for both the quarters ended June 30, 2002 and 2001. This resulted because of the Company's decision to cease its business operations effective April 30, 1999.

COST OF REVENUES - Cost of revenues were $0 for both the quarters ended June 30, 2002 and 2001. this resulted because of the Company's decision to cease business operations effective April 30, 1999.

OPERATING EXPENSES - The Company's operating expenses for the quarter ended June 30, 2002 were $344,650 compared to operating expenses of $124,060 for 2001. Operating expenses for 2001 relate primarily to costs incurred to maintain a small administrative office in addition to the costs relating to maintaining a fully reporting status with the Securities and Exchange Commission. Operating expenses for the quarter ended June 30, 2002 relate to consulting services, significant legal costs, costs incurred to maintain a small administration office, costs related to maintaining the company and costs associated with resolving certain outstanding corporate issues.

The Company expects that it will continue to incur general and administrative expenses for the year 2002 as it continues to maintain a small administrative office, pursues opportunities for its public shell and maintains its status as a fully reporting company with the Securities and Exchange Commission.

NET LOSS - Net loss for the quarter ended June 30, 2002 was $374,655 compared to a net loss of $124,060 for the quarter ended June 30, 2001. Since the business ceased operations, it does not expect to incur additional substantial losses in 2002, except for expenses relating to the operation of a small office, pursuing new business opportunities and SEC public filing requirements.

LIQUIDITY AND CAPITAL RESOURCE

The Company's cash and cash equivalents were $266 as of June 30, 2002, compared to $404 as of June 30, 2001 which was partially offset by the sale of stock and the payment of stock for certain consulting services. This decrease in cash was due primarily to the net loss from operations for the year ended December 31, 2001.

The Company has sufficient cash balances to allow it to meet its minimal operating expenditures for the current year. Therefore, the Company's ability to fund future operations is dependent on the Company's identifying a suitable acquisition candidate or receive proceeds from shareholders loans or the sale of its common stock. Without the foregoing, the Company will be unable to continue as a going concern.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Change in Securities and Use of Proceeds None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information

During the quarter, the Company rescinded its acquisitions of Bright Europe, Inc., and Faster Cash ATM, Inc. As a result of the rescission, control of the Company changed through a change in management and cancellation of shares. Dean Becker is currently the sole officer and director of the Company. Global Marketing Associates, Inc. is currently the majority shareholder owning 5,000,000 shares, or 50.0% of the current shares outstanding.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits None

(b) Reports on Form 8-K None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALITY INTERACTIVE, INC.

Date: August 19, 2002 By:
Dean Becker
President and Director