Form 10QSB
period 2002-09-30
REALITY INTERACTIVE INC
filed 2002-11-15
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission File No: 0-27862

REALITY INTERACTIVE, INC.
(Exact name of small business issuer as specified in its charter)

                                           Nevada                                                    80-0028196
                                   (State of Incorporation)                (I.R.S. Employer Identification Number)

4766 Holladay Blvd
Holladay, UT 84117
(Address of principal executive offices)

801) 273-9300
Issuer's telephone number

Check whether the issuer (1) filed all report required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

10,058,260
Number of shares of common stock the registrant had
outstanding as of November 12, 2002)

Transitional small business disclosure format (check one):

Yes[ ]No[ X]

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations and changes in its financial position from December 31, 2001 through September 30, 2002 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year

Reality Interactive, Inc.
Balance Sheet
(Unaudited)

Assets

                                                                           September 30,       December 31,
                                                                                 2002                     2001

Current Assets

Cash                                                                   $ 5,266                         $ 266

Total Assets                                                        $ 5,266                         $ 266

Liabilities & Stockholders' Equity

Current Liabilities

Accounts Payable                                          $ 40,150                          $ 8,867

Interest Payable                                                30,000                                -

Note Payable                                                 200,000                                 -

Total Current Liabilities                                  270,150                            8,867

Stockholders' Equity

Common Stock, 100,000,000 Shares Authorized
$.001 Par Value, 10,058,260 and 124,916 Shares
Issued and Outstanding, Respectively               10,058                                 125
Additional Paid In Capital                         15,726,958                      15,731,891
Accumulated Deficit                                (16,001,900)                  (15,740,617)

Total Stockholders' Equity                            (264,884)                           (8,601)

Total Liabilities & Stockholders' Equity            $ 5,266                             $ 266

Reality Interactive, Inc.

Statement of Operations
(Unaudited)

                                                            For the three months ended      For the nine months ended
                                                             September     September        September    September
                                                              30, 2002         30, 2001          30, 2002      30, 2001

Revenue                                                 $ -                     $ -                          $ -          $ -

Expenses

General & Administrative                         6,628               7,299                     59,672     135,853

Compensation Expense                              -                       -                         200,000       -

Legal & Professional                                  -                       -                          96,611       -

Travel & Entertainment                              -                        -                        75,000           -

Total Expenses                                       6,628               7,299                   431,283       135,853

Income (Loss) From Operations          (6,628)              (7,299)                (431,283)     (135,853)

Other Income (Expenses)

Interest Income                                       -                          -                              -                18

Interest Expense                                                                                            (30,000)           -

Total Other Income (Expenses)             -                           -                           (30,000)        18

Income (Loss) Before Taxes             (6,628)            (7,299)                        (461,283)   (135,835)

Taxes                                                   -                          -                                 -                  -

Net (Loss)                                     $ (6,628)          $ (7,299)                    $ (461,283)    $ (135,835)

Loss Per Common Share              $ -                     $ -                              $ (0.13)           $ (0.03)

Weighted Average Outstanding Shares 7,666,956   5,824,907                 3,671,805        5,348,188

Reality Interactive, Inc.
Statement of Cash Flows
(Unaudited)

                                                                                                   For the Nine Months Ended
                                                                                                       September    September
                                                                                                          30, 2002      30, 2001

Cash Flows from Operating Activities

Net Income (Loss)                                                                         $ (461,283)      $ (135,835)

Net Cash Provided (Used) by Operating Activities;

Common Stock Issued for Services Rendered                                   200,000             98,550

Changes in Assets & Liabilities Accounts Payable                                31,283            37,812

Accrued Liabilities                                                                                 -                   (7,953)

Interest Payable                                                                                   30,000                -

Net Cash Provided (Used) by Operating Activities                            (200,000)         (7,426)

Cash Flows from Investing Activities                                                      -                       -

Cash Flows from Financing Activities

Proceeds from the Sale of Stock                                                           5,000                -

Increase in Note Payable                                                                   200,000               -

Net Cash Provided by Financing Activities                                         205,000              -

Increase (Decrease) in Cash                                                                  5,000        (7,426)

Cash, Beginning of Period                                                                         266         7,620

Cash, End of Period                                                                          $ 5,266          $ 194

Supplemental Cash Flow Information

Interest                                                                                             $ -                 $ -

Income Taxes                                                                                      -                    -

Reality Interactive, Inc.
Notes to the Financial Statements
September 30, 2002

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 2002 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.

The financial statements for the nine months ended September 30, 2002 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of September 30, 2002. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the nine months ended September 30, 2002.

GENERAL

Reality Interactive, Inc., (the "Company") was incorporated on May 24, 1994 for the purpose of developing technology-based knowledge solutions for the industrial marketplace. On April 30, 1999, the Company ceased business operations, sold substantially all of its assets and terminated all of its employees.

Since April 30, 1999, the Company has been exploring potential business opportunities to acquire or merge with. Until a suitable acquisition candidate can be found, the Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company. On February 1, 2002, the Company acquired all of the issued and outstanding shares of Bright Europe Tech, Inc., and Faster Cash ATM, Inc. Due to market conditions in the United States and Eastern Europe which prevented planned capital raising, the Company rescinded the acquisitions during the fourth fiscal quarter.

RESULTS OF OPERATIONS

REVENUES - There were no revenues in the quarters ended September 30, 2002 and 2001. This resulted because of the Company's decision to cease its business operations effective April 30, 1999.

COST OF REVENUES - Cost of revenues were $0 for both the quarters ended September 30, 2002 and 2001. This resulted because of the Company's decision to cease business operations effective April 30, 1999.

OPERATING EXPENSES - The Company's operating expenses for the quarter ended September 30, 2002 were $6,628 compared to operating expenses of $7,299 for the same period in 2001. Operating expenses for 2002 relate primarily to costs incurred to maintain a small administrative office in addition to the costs relating to maintaining a fully reporting status with the Securities and Exchange Commission. Operating expenses for the quarter ended September 30, 2002 relate to consulting services, significant legal costs, costs incurred to maintain a small administration office, costs and related to maintaining company and costs associated with resolving certain outstanding corporate issues.

The Company expects that it will continue to incur general and administrative expenses for the year 2002 as it continues to maintain a small administrative office, pursues opportunities for acquisition and maintains its status as a fully reporting company with the Securities and Exchange Commission.

NET LOSS - Net loss for the quarter ended September 30, 2002 was $6,628 compared to a net loss of $7,299 for the quarter ended September 30, 2001. Since the business ceased business operations, it does not expect to incur additional substantial losses in 2002, except for expenses relating to the operation of a small office, pursuing opportunities for its public shell and SEC public filing requirements.

LIQUIDITY AND CAPITAL RESOURCE

The Company's cash and cash equivalents were $5,266 as of September 30, 2002, compared to $194 as of September 30, 2001 which was partially offset by the sale of stock and the payment of stock for certain consulting services. This increase in cash was due to the sale of the Company's common stock for cash during the quarter.

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

ITEM 3 - Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II.

OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 2. Change in Securities and Use of Proceeds

None

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 5. Other Information

As reported in the Company's previously quarterly report, the Company rescinded its acquisitions of Bright Europe Tech, Inc. and Faster Cash ATM, Inc. As a result of the rescission, control of the Company changed through a change in management and cancellation of shares. Dean Becker is currently the sole officer and director of the Company. Global Marketing Associates, Inc. is currently the majority shareholder owning 5,000,000 shares, or 50% of the current shares outstanding.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a) Exhibits. The following exhibit is filed with this report:

99.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934. (b) Reports on Form 8-K Change in Auditors filed August 28, 2002 Amended Change in Auditors filed November 5, 2002

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALITY INTERACTIVE, INC.

Date: November 12, 2002

By:Dean Becker
President and Director

SECTION 302 CERTIFICATION

I, Dean Becker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tropical Leisure Resorts, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Dean Becker
President

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Reality Interactive, Inc., on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, President and Director of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: November 12, 2002 /
s/ Dean Becker
Dean Becker
President