Form 10KSB
period 2002-12-31
REALITY INTERACTIVE INC
filed 2003-04-16
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-27862

REALITY INTERACTIVE, INC.
(Exact name of Registrant as specified in its charter)

                     NEVADA                                                                    80-0028196
                 (State or other jurisdiction of                                                     (IRS Employer
                  incorporation or organization)                                                     Identification No.)

4766 South Holladay Blvd, Holladay, Utah 84117

(Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 273.9300

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended December 31, 2002: $0

As of April 10, 2003 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of April 10, 2003 the number of shares outstanding of the Registrant's Common Stock was 10,058,260.

This annual report on Form 10-KSB contains forward-looking statements withing the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in the forward-looking statements.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Reality Interactive, Inc. ("the Company") was originally incorporated on May 24, 1994 in Minnesota for the purpose of developing technology-based knowledge solutions for the industrial marketplace. On April 30, 1999, the company ceased business operations, sold substantially all of its assets and terminated all of its employees. Management of Reality Interactive, Inc. believes this action was necessary in light of Reality's liquidity needs and lack of short-term revenue opportunities.

On January 23, 2002, the Company was merged with a Nevada subsidiary for the purpose of changing domicile. On January 24, 2002, the Company effected a 1:100 reverse stock split and re-authorized 100,000,000 shares of common stock having a par value of $.001 per share and 5,000,000 shares of preferred stock having a par value of $.001.

On February 1, 2002, the Company acquired all of the issued and outstanding shares of Bright Europe Tech, Inc.("Bright"), a British Columbia, Canada corporation in exchange for 12,500,000 shares of its common stock and acquired all of the issued and outstanding shares of common stock of Faster Cash ATM, Inc. ("ATM"), also a British Columbia, Canada corporation in exchange for 12,500,000 shares of its common stock.

Due to market conditions in the United States and Eastern Europe which prevented planned capital raising, the Company rescinded the acquisitions in April 2002. As a result of the rescission, control of the Company changed through resignation and appointment of management and cancellation of shares. Dean Becker is currently the sole officer and director of the Company. Global Marketing Associates, Inc. is currently the majority shareholder owning 5,000,000 shares of common stock.

The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "RLTI". The Company is not required to deliver an annual report to its shareholders and will not deliver an annual report to the shareholders.

You may read and copy any materials filed with the Securities and Exchange Commission ("SEC") by the Company at the SEC's Public Reference Room located at 450 Fifth Street, N.W., Washington, D.C. 20549, or by logging on to the SEC's website which contains reports, proxy and information statements and other information regarding the Company filed electronically. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

The board of directors feel that the Company does not meet the criteria of a development stage company (as defined in SFAS 7 "Accounting and Reporting by Development Stage Enterprises") primarily because it is not currently producing or marketing a product or service. However, the Company is currently seeking a business opportunity to merge with or acquire, but to date has not located any such business opportunities.

In seeking a business opportunity to merge with or acquire, management is reviewing various business plans. Management has not limited their review of plans or exploration of acquisitions to any particular industry or service sector. Though there appears to be a large number of companies seeking to merge with an existing public company, the management has not yet identified a business to complete such a transaction with and the Company has not entered into any binding agreements for an acquisition or merger. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains its corporate presence from the office of the Company's legal counsel and pays no rent or expenses.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

In January 2002, a majority of the Company's shareholders consented to the Company merging with a Nevada subsidiary for the purpose of changing domicile, a reverse split of 100:1 of the Company's common stock and a re-authorization of 100,000,000 shares of Common Stock, par value of $.001 per share and 5,000,000 shares of Preferred Stock having a par value of $.001.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

The Company currently has issued and outstanding 10,058,260 shares of common stock owned by approximately 110 shareholders of record. During the preceding two fiscal years the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, and financial condition and other relevant factors. A history of the stock price of the Company is as follows:

2002	High	Low	2001	High	Low	2000	High	Low
1st Quarter	N/A	N/A	1st Quarter	N/A	N/A	1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A	2nd Quarter	N/A	N/A	2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A	3rd Quarter	N/A	N/A	3rd Quarter	N/A	N/A
4th Quarter	$ 3.75	$ 0.21	4th Quarter	N/A	N/A	4th Quarter	N/A	N/A

The Company has been researching the historical stock quotes under this symbol and has been unable to obtain the historical information.

CHANGES IN SECURITIES

On January 24, 2002, the Company effected a 1:100 reverse stock split and re-authorized 100,000,000 shares of common stock having a par value of $.001 per share and 5,000,000 shares of preferred stock having a par value of $.001.

On February 15, 2002, the Company filed an S-8 Registration Statement with the Securities and Exchange Commission to register 5,000,000 shares of common stock, $.001 par value which shares have been distributed.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company had no revenue during the year ended December 31, 2002. This resulted due to the Company's decision to cease operations in 1999. The total accumulated deficit was $(16,006,126), as compared $(15,540,617) at December 31, 2001. The Company has no operating capital for future operations.

Liquidity and Capital Resources

The Company has minimal liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding or sale of common stock to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operations

The Company reported a net loss of $465,509 for the year ended December 31, 2002, compared to a net loss of $94,687 for the previous year. The Company does not expect to incur additional substantial losses in 2003, except for expenses relating to the SEC public filing requirements.

The Company's cash was $81 as of December 31, 2002, compared to $266 as of December 31, 2001 which was partially offset by the sale of stock and the payment of stock for certain consulting services. This decrease in cash was due to the payment of operating expenses.

The Company's ability to fund future operations is dependent on the Company's identifying a suitable acquisition candidate or receive proceeds from shareholders loans or the sale of its common stock. Without the foregoing, the Company will be unable to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report.

Independent Auditors' Report

Balance Sheet as of December 31, 2002 and 2001.

Statement of Operations for the years ended December 31, 2002 and December 31, 2001.

Statement of Stockholders' Equity for the period from January 1, 2001 to December 31, 2002.

Statement of Cash Flows for the years ended December 31, 2002 and December 31, 2001.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

/Letterhead/

Independent Auditor's Report

To the Board of Directors of: Reality Interactive, Inc.

We have audited the accompanying balance sheet of Reality Interactive, Inc. as of December 31, 2002, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Reality Interactive, Inc., as of December 31, 2001, were audited by other auditors whose report dated March 14, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for my opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Reality Interactive, Inc., as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Bierwolf, Nilson & Associates

Bierwolf, Nilson & Associates April 9, 2003

Reality Interactive, Inc.

Balance Sheet

Assets
	December 31, 2002	December 31, 2001
Current Assets
Cash	$ 81	$ 266
Total Current Assets	$ 81	$ 266
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 41,591	$ 8,867
Interest Payable	30,000	-
Note Payable (Note 5)	200,000	-
Total Current Liabilities	271,591	8,867
Stockholders' Equity (Deficit)
Preferred Stock, 5,000,000 Shares Authorized, $.001 Par Value, Zero Shares Issued and Outstanding	-	-
Common Stock 100,000,000 Shares Authorized at $.001 Par Value; 10,058,260 and 124,916 Shares Issued and Outstanding, Respectively	10,058	125
Capital in Excess of Par Value	15,726,958	15,731,891
Retained Deficit	(16,006,126)	(15,540,617)
Less Subscriptions Receivable (Note 6)	(2,400)	(200,000)
Total Stockholders' Equity (Deficit)	(271,510)	(8,601)
Total Liabilities & Stockholders' Equity (Deficit)	$ 81	$ 266

Reality Interactive, Inc.
Statement of Operations

	December 31, 2002	December 31, 2001
Revenue	$ -	$ -
Expenses
Advertising	15,000	-
Compensation Expense	200,000	-
General & Administrative	34,073	94,705
Legal & Professional Fees	111,436	-
Travel & Entertainment	75,000	-
Total Operating Expenses	435,509	94,705
Net (Loss) from Operations	(435,509)	(94,705)

Other Income (Expenses)
Interest Income	-	18
Interest (Expense)	(30,000)	-
Total Other Income (Expenses)	(30,000)	18
Net Income (Loss) - Before Taxes	(465,509)	(94,687)
Taxes	-	-
Net Income (Loss)	$ (465,509)	$ (94,687)
Loss per Common Share (Note 7)	(.09)	(1.72)
Weighted Average Outstanding Shares	5,281,542	54,974

Reality Interactive, Inc.
Statement of Stockholders' Equity
October 1, 2000 through December 31, 2002

	Common Shares	Common Stock	Capital In Excess of Par Value	Retained Deficit
Balance, January 1, 2001	46,774	$ 47	$ 15,433,419	$ (15,445,930)
Shares Issued for Services at $8.59 Per Share	11,475	11	98,539	-
Shares Issued for Subscription Receivable at $3.00 Per Share	66,667	67	199,933	-
Loss for the Year Ended December 31, 2001	-	-	-	(94,687)
Balance, December 31, 2001	124,916	125	15,731,891	(15,540,617)
Recission of Subscription Receivable at $3.00 Per Share	(66,667)	(67)	(199,933)	-
Shares Issued in Employee Stock Incentive Plan at $.04 Per Share	5,000,000	5,000	195,000	-
Rounding Due to 1:100 Reverse Stock Split	11	-	-	-
Shares Issued for Cash at $.001 Per Share	5,000,000	5,000	-	-
Net Income (Loss) During the Year Ended December 31, 2002	-	-	-	(465,509)
Balance, December 31, 2002	$ 10,058,260	$ 10,058	$ 15,726,958	$ (16,006,126)

Reality Interactive, Inc.

Statement of Cash Flows

	December 31, 2002	December 31, 2001
Cash Flows from Operating Activities
Net Income (Loss)	$ (465,509)	$ (94,687)
Changes in Operating Assets & Liabilities;
Stock Issued for Services	200,000	98,550
Other Current Assets	-	895
Increase in Accounts Payable	32,724	(4,159)
Increase in Accrued Expenses	-	(7,953)
Increase in Interest Payable	30,000	-

Net Cash (Used) by Operating Activities	(202,785)	(7,354)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Subscription Receivable	(2,400)	-
Issuance of Stock for Cash	5,000	-
Proceeds from Notes Payable	200,000	-
Net Cash Provided by Financing Activities	202,600	-
Increase (Decrease) in Cash	(185)	(7,354)
Cash, Beginning of Year	266	7,620
Cash, End of Year	$ 81	$ 266

Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Reality Interactive, Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 1 - Corporate History

Reality Interactive, Inc. ("the Company") was originally incorporated in Minnesota on May 24, 1994 for the purpose of development technology-based knowledge solutions for the corporate marketplace.

On April 30, 1999, the Company ceased business operations and terminated all remaining employees. This action was necessary in light of the Company's liquidity needs and lack of revenue opportunities. Although the Company lacks operations, it intends on complying with all future SEC reporting requirements in order to maintain Reality's status as a public company.

On December 31, 2001, the Company executed a Subscription Agreement and Letter of Investment Intent (the "Investment") with an investor (the "Investor"), whereby the Investor agreed to purchase 66,667 shares of Reality's common stock at a price of $3.00 per share. As a result of the Investment, the Investor owned 53.37% of the Company's issued and outstanding common stock. Due to market conditions, the Investment was later rescinded on June 30, 2002.

On January 23, 2002, the Company was merged with a Nevada subsidiary for the purpose of changing domicile. As of February 1, 2002, the Company's new trading symbol is RLTI.

On January 24, 2002, the Company effected a 1:100 reverse stock split and re-authorized 100,000,000 shares of common stock having a par value of $.001 per share and 5,000,000 shares of preferred stock having a par value of $.001 per share. Accordingly, all references to the number of shares of common stock and to per share information in the financial statements have been adjusted to reflect the reverse stock split on a retroactive basis.

NOTE 2 - Significant Accounting Policies

The Company uses the accrual method of accounting.

Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.

The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

Primary Earnings Per Share amounts are based on the weighted average number of shares outstanding at the dates of the financial statements. Fully Diluted Earnings Per Shares shall be shown on stock options and other convertible issues that may be exercised within ten years of the financial statement dates.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reality Interactive, Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 2 - Significant Accounting Policies - continued

As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans as a compensation cost when options were issued at equal to or more than fair market value.

NOTE 3 - Net Operating Loss Carryforward for Income Tax Purposes

The Company has adopted FASB 109 to account for income taxes. The Company currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carryforwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate.

                                                                                           2002                  2001

Current Tax Asset Value of Net Operating
Loss Carryforwards at Current Prevailing
Federal Tax Rate                                                             $ 6,402,450   $ 6,300,000
Evaluation Allowance                                                        (6,402,450)   (6,300,000)

Net Tax Asset                                                                 $ -                     $ -

Current Income Tax Expense                                          $ -                       $ -

Deferred Income Tax Benefit                                              -                         -

At December 31, 2002, the Company had net operating loss carryforwards in excess of $16,000,000 for income tax purposes. The net operating loss carryforwards expire in 2009 through 2022 if not previously utilized. The Company has determined, based on the weight of available evidence at December 31, 2002, that it is more likely than not the Company's deferred tax assets will not be realized. Accordingly, a valuation allowance has been established for the tax benefits of these items. Future utilization of the available net operating loss carryforwards may be limited due to past changes in ownership under Internal Revenue Code Section 382 and future significant changes in ownership.

NOTE 4 - Operating Lease

During 2001, the Company leased office space and equipment under short-term operating lease agreements. At December 31, 2001, the Company's operating lease agreements had expired.

Rent expense was approximately $0 and $10,446 for the years ended December 31, 2002 and 2001, respectively.

NOTE 5 - Notes Payable

During 2002, the Company issued a promissory note in the amount of $200,000 to a private investor. The agreement dated February 12, 2002 states that repayment of $230,000 of principal and interest shall be made within 30 days from the date in which funds have been verified. In the event of default, the Company agreed to issue 5,000,000 shares of restricted common stock. The Company defaulted on the repayment terms and failed to issue the shares. The Company is currently considering several options of repaying the outstanding debt with the investor.

Reality Interactive, Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 5 - Notes Payable - continued

The Company has the following note payable obligation:                            2002              2001

Unsecured note payable to investor, plus interest payable
fixed at $30,000, due on demand.                                                      $ 200,000             $ -

Total                                                                                                     200,000              -

Less Current Maturities                                                                         200,000              -

Total Notes Payables                                                                          $ -                      $ -

NOTE 6 -Stockholders' Equity

Common Stock Issued

The holders of Common Stock are entitled to one vote for each share on all matters submitted to a vote of stockholders. Holders of Common Stock have no preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions applicable thereto. The outstanding shares of Common Stock are fully paid and nonassessable.

On December 31, 2001, the Company issued 66,667 shares of common stock at a price of $3.00 per share in connection with the execution of a Subscription Agreement and Letter of Investment Intent. As a result of this Investment, the Investor owns 53.37% of the Company's issued and outstanding common stock. The Investment was later rescinded on June 30, 2002.

On August 13, 2002, the Company issued 5,000,000 shares of common stock for cash at a price of $.04 per share. As a result of the transaction a subscription receivable of $2,400 was created which indicates the amount yet to be collected for the issuance of stock.

Warrants

The Company issued warrants in connection with various financing transactions. The holders of these warrants are not entitled to vote, receive dividends or exercise any other rights until such warrants have been duly exercised and payment of the purchase price has been made. All warrants were expired as of December 31, 2000.

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

Reality Interactive, Inc.
Notes to the Financial Statements
December 31, 2002

NOTE 6 -Stockholders' Equity - continued

The Board of Directors establishes all terms and conditions of each grant. Stock options are granted at or above fair market value as determined by the Board of Directors at each grant date.

For the years ended December 31, 2002 and 2001, there were no options granted or outstanding under the plans. As a result, the Company has not recognized any compensation expense in relation to options granted for the periods presented as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation."

Stock Incentive Plan

On February 15, 2002, the Surviving Company filed an S-8 Registration Statement with the Securities and Exchange Commission to register 5,000,000 shares of common stock, $.001 par value.

During 2002, the Company issued all 5,000,000 shares of common stock pursuant to its Stock Incentive Plan. According to SFAS No. 123, "Accounting for Stock-Based Compensation" all amounts must be charged to compensation expense.

NOTE 7 - Net Earnings (Loss) Per Share

asic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the years ended December 31, 2002 and 2001.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

Common shares outstanding during the entire period 5,281,542

Weighted-average shares paid for, but not issued during the period. -

Weighted-average number of common shares used in basic EPS

dilutive effect of options -

Weighted-average number of common shares and dilutive potential common shares used in diluted EPS 5,281,542

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended December 31, 2002.

Reality Interactive, Inc.

Notes to the Financial Statements
December 31, 2002

NOTE 8 - Prior Period Adjustment

The accompanying financial statements for 2002 have been restated to correct an overstatement to accumulated deficit and an understatement of subscriptions receivable in a prior year.

The general & administrative expenses have been restated by $200,000 in 2001 due to an error made while booking an entry to subscriptions receivable. In the prior year, rather than creating a contra equity account to record subscriptions receivable, the amount has been charged to general & administrative expenses. This entry resulted in an increase in accumulated deficit for 2001 due to an overstatement of general & administrative expense.

Accumulated Subscriptions
Deficit Receivable

Year ended December 31, 2001, as previously reported: $ 15,740,617 $ -
Correction to subscriptions receivable due to improperly booked general & administrative expenses in a prior year - 200,000
Correction to accumulated deficit for error in booking the
subscriptions receivable (200,000) -
Year ended December 31, 2001 as restated 15,540,617 200,000
Balance December 31, 2001 as restated $ 15,540,617 $ 200,000

Accumulated deficit as of December 31, 2001, has been increased by $200,000 for the effects of the restatement on a prior year.

NOTE 9 - Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company does not currently possess a financial institution source of financing and the Company cannot be certain that it's existing sources of cash will be adequate to meet its liquidity requirements. However, the Company is undertaking the following approach to meet its liquidity requirements.

(a) Management is identifying prospective acquisition targets with sufficient cash flow to fund operations, as well as potentially generating operating cash flow that may sustain corporate administrative expenses;

(b) Management is trying to raise additional capital through private funding or sale of common stock to meet the financial needs of being a reporting company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 14, 2002, the Company approved the dismissal of Virchow, Krause & Company, LLP's which had served as the Company's independent accountants, as its auditor, within the meaning of Item 304 (a) (1)(i) of Regulation S-K of the Securities and Exchange Commission and engaged Bierwolf, Nilson & Associates which appointment was approved by the Board of Directors.

Virchow, Krause & Company, LLP's report on the Company's financial statements for the fiscal years ended December 31, 2000 and December 31, 2001 contained no adverse opinions or disclaimer of opinions, and were not qualified as to audit scope, or accounting principles. However, the reports issued for 2000 and 2001 by the prior auditors were modified in respect of the uncertainty surrounding the registrant's ability to continue as a going concern.

During the two most recent fiscal years the registrant had not consulted with Bierwolf, Nilson & Associates regarding either; (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements, and neither a written report was provided to the registrant nor oral advice was provided that Bierwolf, Nilson & Associates concluded was an important factor considered by the registrant in reaching a decision to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

                                   Age                       Director
Name                         (2002)                     Since                    Position with Company

Dean Becker                  49                        2002                    President, CEO and Director
4766 South Holladay Boulevard
Holladay, Utah 84117

Dean H. Becker, practiced law in Sale Lake City, Utah since 1979. He graduated from Brigham Young University in 1976 with a Bachelors of Arts in English with University Scholar designation. He then attended law school at the J. Reuben Clark School of Law at Brigham Young University where he served as associate editor on the law review staff.

For the past five years he has been providing consulting in corporate and business law.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

None.

Employment Agreements and Other Compensation Arrangements

None.

Compensation of Non-Employee Directors

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                        Amount and Nature
Name and Address               Of Beneficial                                 Percent of
of Beneficial Owner               Ownership                                          Class

Global Marketing Associates, Inc.  5,000,000                          Common 50%
4766 Holladay Blvd
Holladay, Utah 84117

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

Exhibits. The following exhibits have been filed with this report.

99.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b) The following reports were filed on Form 8-K during the year.

(1) January 2, 2002 - Changes in Control of Registrant

(2) February 7, 2002 - Other Events. Reporting a change in the state of domicile, a reverse split of the company's shares, a new trading symbol and a change in management

(3) August 14, 2002 - Changes in registrant's Certifying Accountant.

ITEM 14. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10KSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reality Interactive, Inc.

By: Dean Becker

/s/ Dean Becker
Dated: April 15, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE

/s/ Dean Becker President and Director April 15, 2003
(Principal Executive and Financial Officer)

SECTION 302 CERTIFICATION

I, Dean Becker, certify that:

1. I have reviewed this annual report on Form 10-KSB of Reality Interactive, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003 /s/ Dean Becker
Chief Executive Officer and Principal Accounting Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
8 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Reality Interactive, Inc., on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Robert Wallace, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 15, 2003

Dean Becker, Chief Executive Officer and Principal Accounting Officer