Form 10QSB
period 2003-03-31
REALITY INTERACTIVE INC
filed 2003-05-15
CIK 1006655

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2003

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

378 North Main, #124; Layton, UT 84041
(Address of principal executive offices)

Registrant's telephone number including area code: (801) 497-9075

N/A
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports)

Yes X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

10,058,260
(Number of shares of common stock the registrant had
outstanding as of April 30 , 2003)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through March 31, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Reality Interactive, Inc.

Balance Sheet

Assets
	March 31, 2003	December 31, 2002
Assets
Cash	$ 57	$ 81
Total Current Assets	$ 57	$ 81
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 91,590	$ 41,591
Interest Payable	30,000	30,000
Note Payable	200,000	200,000
Total Current Liabilities	321,590	271,591
Stockholders' Equity (Deficit)
Preferred Stock, 5,000,000 Shares Authorized, $.001 Par Value, Zero Shares Issued and Outstanding	-	-
Common Stock 100,000,000 Shares Authorized, $.001 Par Value, 10,058,260 Shares Issued and Outstanding	10,058	10,058
Capital in Excess of Par Value	15,726,958	15,726,958
Retained Deficit	(16,056,149)	(16,006,126)
Less Subscriptions Receivable	(2,400)	(2,400)
Total Stockholders' Equity (Deficit)	(321,533)	(271,510)
Total Liabilities & Stockholders' Equity (Deficit)	$ 57	$ 81

Reality Interactive, Inc.
Statement of Operations
Unaudited

	For the Three Months Ended
	March 31, 2003	March 31, 2002
Revenue	$ -	$ -
Expenses
General & Administrative	50,024	80,000
Total Operating Expenses	50,024	80,000
Net Income (Loss)	(50,024)	(80,000)
Other Income (Expenses)	-	-
Total Other Income (Expenses)	-	-
Net Income (Loss) - Before Taxes	(50,024)	(80,000)
Taxes	-	-
Net Income (Loss)	$ (50,024)	$ (80,000)
Loss per Common Share	$ (0.00)	$ (0.04)
Weighted Average Outstanding Shares	10,058,260	2,124,916

Reality Interactive, Inc.
Statement of Cash Flows
Unaudited

	March 31, 2003	March 31, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (50,024)	$ (80,000)
Changes in Operating Assets & Liabilities;
Increase (Decrease) in Accounts Payable	50,000	-
Net Cash (Used) by Operating Activities	(24)	(80,000)

Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from Sale of Stock	-	80,000
Net Cash Provided by Financing Activities	-	80,000
Increase (Decrease) in Cash	(24)	-
Cash, Beginning of Year	81	266
Cash, End of Year	$ 57	$ 266
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Reality Interactive, Inc.
Notes to the Financial Statements
March 31, 2003

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 2003, but has made all the necessary adjustments to present an accurate financial statements for the three months presented.

The financial statements for the three months ended March 31, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2002. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the three months ended March 31, 2003.

GENERAL

Reality Interactive, Inc., (the "Company") was incorporated on May 24, 1994 for the purpose of developing technology-based knowledge solutions for the industrial marketplace. On April 30, 1999, the Company ceased business operations, sold substantially all of its assets and terminated all of its employees.

Since April 30, 1999, the Company has been exploring potential business opportunities to acquire or merge with. Until a suitable acquisition candidate can be found, the Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company. On February 1, 2002, the Company acquired all of the issued and outstanding shares of Bright Europe Tech, Inc., and Faster Cash ATM, Inc. Due to market conditions in the United States and Eastern Europe which prevented planned capital raising, the Company rescinded the acquisitions during the fourth fiscal quarter of 2002.

Liquidity and Capital Resources. The Company has no assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. In the past, the company has funded its operations from the sale of its products, the sale of common stock and loans from various sources. With the recission of the Bright Europe Tech and Faster Cash ATM acquisition, the Company no longer has any business operations. The Company is currently searching for a business opportunity to acquire or merge with. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operation. The Company reported a net loss of $50,024 and $80,000 for the quarters ended March 31, 2003, and March 31, 2002, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity.

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer, based on his evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, has concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibit is filed with this report:

99.1 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated May 8, 2003 Reality Interactive, Inc.

By:/s/
Dean Becker

SECTION 302 CERTIFICATION

I, Dean Becker, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Reality Interactive, Inc.;

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

Date: May 8, 2003

 By: ___/s/___________________________________
Dean Becker, Chief Executive Officer And Principal Accounting Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Reality Interactive, Inc., on Form 10-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: May 8, 2003 /s/
Dean Becker, Chief Executive Officer
and Principal Accounting Officer