Form 10QSB
period 2003-06-30
REALITY INTERACTIVE INC
filed 2003-08-12
CIK 1006655

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2003

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

Yes X No

10,058,260
(Number of shares of common stock the registrant had
outstanding as of July 31 , 2003)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through June 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Reality Interactive, Inc.

Balance Sheet

Assets
	June 30, 2003 (Unaudited)	December 31, 2002
Assets
Cash	$ 33	$ 81
Total Current Assets	$ 33	$ 81
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 98,620	$ 41,591
Interest Payable	30,000	30,000
Note Payable	200,000	200,000
Total Current Liabilities	328,620	263,522
Stockholders' Equity (Deficit)
Preferred Stock, 5,000,000 Shares Authorized, $.001 Par Value, Zero Shares Issued and Outstanding	-	-
Common Stock 100,000,000 Shares Authorized, $.001 Par Value, 10,058,260 Shares Issued and Outstanding	10,058	5,058
Capital in Excess of Par Value	15,726,958	15,726,958
Retained Deficit	(16,063,203)	(15,995,272)
Less Subscriptions Receivable	(2,400)	-
Total Stockholders' Equity (Deficit)	(328,587)	(263,256)
Total Liabilities & Stockholders' Equity (Deficit)	$ 33	$ 266

Reality Interactive, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended

Revenue	$ -	$ -	$ -	$ -
Expenses
General & Administrative	7,054	53,044	57,078	53,044
Compensation Expense	-	120,000	-	200,000
Legal & Professional Fees	-	96,611	-	96,611
Travel & Entertainment	-	75,000	-	75,000
Total Operating Expenses	7,054	344,655	57,078	424,655
Total Operating Income (Loss)	(7,054)	(344,655)	(57,078)	(424,655)
Other Income (Expenses)
Interest Expense	-	30,000	-	30,000
Total Other Income (Expenses)	-	30,000	-	30,000
Net Income (Loss) - Before Taxes	(7,054)	(374,655)	(57,078)	(454,655)
Taxes	-	-	-	-
Net Income (Loss)	$ (7,054)	$ (374,655)	$ (57,078)	$ (454,655)
Loss per Common Share	$ (0.00)	$ (0.04)	$ (0.00)	$ (0.23)
Weighted Average Outstanding Shares	10,058,260	2,124,916	10,058,260	1,967,089

Reality Interactive, Inc.
Statement of Cash Flows
(Unaudited)

	For the Six Months Ended
	June 30, 2003	June 30, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (57,078)	$ (454,655)
Net Cash Provided (Used) by Operating Activities;
Common Stock Issued for Services Rendered	-	200,000
Changes in Operating Assets & Liabilities;
Increase (Decrease) in Accounts Payable	57,030	24,655
(Increase) Decrease in Interest Payable	-	30,000
Net Cash (Used) by Operating Activities	48	(200,000)

Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Increase (Decrease) in Notes Payable	-	200,000
Net Cash Provided by Financing Activities	-	200,000
Increase (Decrease) in Cash	(48)	-
Cash, Beginning of Year	81	266
Cash, End of Year	$ 33	$ 266
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Reality Interactive, Inc.
Notes to the Financial Statements
June 30, 2003

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 2003, but has made all the necessary adjustments to present an accurate financial statements for the three months presented.

The financial statements for the three months ended June 30, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of June 30, 2003. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following presentation of management's discussion and analysis of the Company's financial condition and results of operation should be read in conjunction with the Company's financial statements and notes contained herein for the six months ended June 30, 2003.

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

.Liquidity and Capital Resources. The Company has no assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. In the past, the company has funded its operations from the sale of its products, the sale of common stock and loans from various sources. With the recission of the Bright Europe Tech and Faster Cash ATM acquisition, the Company no longer has any business operations. The Company is currently searching for a business opportunity to acquire or merge with. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operation. The Company reported a net loss of $7,054 and $53,044 for the quarters ended June 30, 2003, and June 30, 2002, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

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

June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated August 1, 2003 Reality Interactive, Inc.

By:

Dean Becker

Exhibit 31

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

Date: August 1, 2003 By: ______________________________________

Dean Becker
Chief Executive Officer
And Principal Accounting Officer

EXHIBIT 32

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Reality Interactive, Inc., on Form 10-QSB for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C.1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: August 1, 2003 /s/
Dean Becker, Chief Executive Officer
and Principal Accounting Officer