Form 10QSB
period 2003-09-30
REALITY INTERACTIVE INC
filed 2003-11-14
CIK 1006655

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes X No

10,058,260
(Number of shares of common stock the registrant had
outstanding as of November 6, 2003)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations and changes in its financial position from December 31, 2002 through September 30, 2003 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Reality Interactive, Inc.

Balance Sheet

Assets
	September 30, 2003 (Unaudited)	December 31, 2002
Assets
Cash	$ 9	$ 81
Total Current Assets	$ 9	$ 81
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 99,882	$ 41,591
Interest Payable	30,000	30,000
Note Payable	200,000	200,000
Total Current Liabilities	329,882	271,591
Stockholders' Equity (Deficit)
Preferred Stock, 5,000,000 Shares Authorized, $.001 Par Value, Zero Shares Issued and Outstanding	-	-
Common Stock 100,000,000 Shares Authorized, $.001 Par Value, 10,058,260 Shares Issued and Outstanding	10,058	10,058
Capital in Excess of Par Value	15,726,958	15,726,958
Retained Deficit	(16,064,489)	(16,006,126)
Less Subscriptions Receivable	(2,400)	(2,400)
Total Stockholders' Equity (Deficit)	(329,873)	(271,510)
Total Liabilities & Stockholders' Equity (Deficit)	$ 9	$ 81

Reality Interactive, Inc.
Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$ -	$ -	$ -	$ -
Expenses
General & Administrative	1,285	6,628	58,363	59,672
Compensation Expense	-	-	-	200,000
Legal & Professional Fees	-	-	-	96,611
Travel & Entertainment	-	-	-	75,000
Total Operating Expenses	1,285	6,628	58,363	431,283
Total Operating Income (Loss)	(1,285)	(6,628)	(58,363)	(431,283)
Other Income (Expenses)
Interest Expense	-	-	-	30,000
Total Other Income (Expenses)	-	-	-	30,000
Net Income (Loss) - Before Taxes	(1,285)	(6,628)	(58,363)	(461,283)
Taxes	-	-	-	-
Net Income (Loss)	$ (1,285)	$ (6,628)	$ (58,363)	$ (461,283)
Loss per Common Share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.13)
Weighted Average Outstanding Shares	10,058,260	7,669,956	10,058,260	3,671,805

Reality Interactive, Inc.
Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30, 2003	September 30, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (58,363)	$ (461,283)
Net Cash Provided (Used) by Operating Activities;
Common Stock Issued for Services Rendered	-	200,000
Changes in Operating Assets & Liabilities;
Increase in Accounts Payable	58,291	31,283
Decrease in Interest Payable	-	30,000
Net Cash (Used) by Operating Activities	(72)	(200,000)

Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds From Sale of Stock	-	5,000
Increase (Decrease) in Notes Payable	-	200,000
Net Cash Provided by Financing Activities	-	205,000
Increase (Decrease) in Cash	(72)	5,000
Cash, Beginning of Year	81	266
Cash, End of Year	$ 9	$ 5,266
Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-

Reality Interactive, Inc.
Notes to the Financial Statements
September 30, 2003

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 2003, but has made all the necessary adjustments to present a accurate financial statements for the nine months presented.

The financial statements for the nine months ended September 30, 2003 were prepared from the books and records of the company. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of September 30, 2003. The results of the nine months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Since April 30, 1999, the Company has been exploring potential business opportunities to acquire or merge with. Until a suitable acquisition candidate can be found, the Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company. On February 1, 2002, the Company acquired all of the issued and outstanding shares of Bright Europe Tech, Inc., and Faster Cash ATM, Inc. Due to market conditions in the United States and Eastern Europe which prevented planned capital raising, the Company rescinded the acquisitions during the second fiscal quarter of 2002.

Liquidity and Capital Resources. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. In the past, the company has funded its operations from the sale of its products, the sale of common stock and loans from various sources. The Company is currently searching for a business opportunity to acquire or merge with. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

Results of Operation. The Company reported a net loss of $1,285 and $6,628 for the quarters ended September 30, 2003, and September 30, 2002, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

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

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

Subsequent to year end, the Board is seeking authority to effectuate a 40 to 1 reverse split and to change the name of the company to a name to be selected at a later date.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits have been filed with this report.

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated , 2003 Reality Interactive, Inc.

By:/s/ Dean Becker
Dean Becker

Exhibit 31

SECTION 302 CERTIFICATION

I, Dean Becker, being the sole officer and director certify that:

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 12a-15(f) and 15d-15(f)) for the registrant and have:

a) Designed such disclosure controls and procedures or caused such controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared.

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting; and

Date: , 2003 /s/Dean Becker
Dean Becker
Chief Executive Officer
And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Reality Interactive, Inc., on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: , 2003/s/ Dean Becker
Dean Becker, Chief Executive Officer
And Principal Accounting Officer

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.