Form 10KSB
period 2003-12-31
REALITY INTERACTIVE INC
filed 2004-03-31
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Registrant's telephone number, including area code: (801) 497-9075

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. [ X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenue for the year ended December 31, 2003: $0

As of March 3, 2004, it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of March 3, 2004 the number of shares outstanding of the Registrant's Common Stock was 276,262

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS
Reality Interactive, Inc., (the "Company") was incorporated in Minnesota as Reality Systems, Inc. on May 24, 1994 for the purpose of developing technology-based knowledge solutions for the industrial marketplace. In April 1999, the Company ceased business operations, sold substantially all of its assets and terminated all of its employees.

Since April 1999, the Company has been exploring potential business opportunities to acquire or merge with. Until a suitable acquisition candidate can be found, the Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company. On February 1, 2002, the Company acquired all of the issued and outstanding shares of Bright Europe Tech, Inc., and Faster Cash ATM, Inc. Due to market conditions in the United States and Eastern Europe which prevented planned capital raising, the Company rescinded the acquisitions during the second fiscal quarter of 2002.

During November 2003, the shareholders consented to a change in the name of the Company, to be determined at a later date, and a reverse split of 40 to 1 of the Company's common stock. The reverse became effective in February 2004.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

During November 2003, the shareholders consented to a change in the name of the Company, to be determined at a later date, and a reverse split of 40 to 1 of the Company's common stock. The fractional shares were rounded up to the nearest full share, no certificate below 100 shares was reversed and no certificate greater than 100 shares was reversed below 100 shares. The reverse has been retroactively restated and is reflected in the financial statements.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

The Company currently has issued and outstanding 276,262 shares of common stock owned by approximately 110 shareholders of record. During the preceding two fiscal years the Company has not paid any dividends on its Common Stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. The future payment of dividends, if any, on the common stock is within the discretion of the Board of Directors and will depend on the Company's earnings, its capital requirements, and financial condition and other relevant factors. A history of the stock price of the Company is as follows:
2003	High	Low	2002	High	Low	2001	High	Low
1st Quarter	N/A	N/A	1st Quarter	N/A	N/A	1st Quarter	N/A	N/A
2nd Quarter	N/A	N/A	2nd Quarter	N/A	N/A	2nd Quarter	N/A	N/A
3rd Quarter	N/A	N/A	3rd Quarter	N/A	N/A	3rd Quarter	N/A	N/A
4th Quarter	N/A	N/A	4th Quarter	$3.75	$ 0.21	4th Quarter	N/A	N/A

The Company has been researching the historical stock quotes under this symbol and has been unable to obtain the historical information.

The Company's Common Stock is currently traded on the OTC Bulletin Board under the symbol "RLYI". The Company is not required to deliver an annual report to its shareholders and will not deliver an annual report to the shareholders.

CHANGES IN SECURITIES

During the last fiscal quarter, the shareholders approved and effected a reverse split of 1 for 40 of the Company's common stock. However, the record date of the reverse did not become effective until February 4, 2004. As a result of this reverse the outstanding common stock was reduced from 10,058,260 at the beginning of the fiscal year to 276,262 as of the end of the Company's fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company had no revenue during the year ended December 31, 2003. The total accumulated deficit was $(16,057,101), as compared $(16,006,126) at December 31, 2002. The Company has no operating capital for future operations.

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

Results of Operations

The Company reported a net loss of $50,976 for the year ended December 31, 2003, compared to a net loss of $465,509 for the previous year. The Company does not expect to incur additional substantial losses in 2004, except for expenses relating to the SEC public filing requirements.

The Company's cash was $0 as of December 31, 2003, compared to $81 as of December 31, 2002 which was partially offset by the sale of stock and the payment of stock for certain consulting services. This decrease in cash was due to the payment of operating expenses.

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

Independent Auditors' Report

Balance Sheet as of December 31, 2003 and 2002.

Statement of Operations for the years ended December 31, 2003 and December 31, 2002.

Statement of Stockholders' Equity for the period from January 1, 2001 to December 31, 2003.

Statement of Cash Flows for the years ended December 31, 2003 and December 31, 2002.

Notes to Financial Statements.

(2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

/Letterhead/

Independent Auditor's Report

To the Board of Directors of:
Reality Interactive, Inc.

We have audited the accompanying balance sheets of Reality Interactive, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards, in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Reality Interactive, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles, in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has an accumulated deficit and a negative net worth at December 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Chisholm, Bierwolf & Nilson, LLC
Bountiful, Utah
March 24, 2004

Reality Interactive, Inc.
Balance Sheet

Assets
	December 31, 2003	December 31, 2002
Current Assets
Cash	$ -	$ 81
Total Current Assets	$ -	$ 81
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 39,090	$ 41,591
Interest Payable	30,020	30,000
Notes Payable (Note 4)	250,965	200,000
Total Current Liabilities	320,075	271,591
Stockholders' Equity (Deficit)
Preferred Stock, 5,000,000 Shares Authorized, $.001 Par Value, Zero Shares Issued and Outstanding	-	-
Common Stock 100,000,000 Shares Authorized at $.001 Par Value; 276,262 and 251,456 Shares Issued and Outstanding, respectively	276	251
Capital in Excess of Par Value	15,736,750	15,736,765
Retained Deficit	(16,057,101)	(16,006,126)
Less Subscriptions Receivable (Note 6)	-	(2,400)
Total Stockholders' Equity (Deficit)	(320,075)	(271,510)
Total Liabilities & Stockholders' Equity (Deficit)	$ -	$ 81

Reality Interactive, Inc.
Statement of Operations
	December 31, 2003	December 31, 2002
Revenue	$ -	$ -
Expenses
Advertising	-	15,000
Compensation Expense	10	200,000
General & Administrative	394	34,073
Legal & Professional Fees	50,550	111,436
Travel & Entertainment	-	75,000
Total Operating Expenses	50,954	435,509
Net (Loss) from Operations	(50,954)	(435,509)

Other Income (Expenses)
Interest Income	-	-
Interest (Expense)	(21)	(30,000)
Total Other Income (Expenses)	(21)	(30,000)
Net Income (Loss) - Before Taxes	(50,975)	(465,509)
Taxes	-	-
Net Income (Loss)	$ (50,975)	$ (465,509)
Loss per Common Share (Note 7)	$ (.20)	$ (3.16)
Weighted Average Outstanding Shares	251,525	147,108

Reality Interactive, Inc.
Statement of Stockholders' Equity
January 1, 2002 through December 31, 2003

	Common Stock		Capital In Excess of Par Value	Retained Deficit	Subscriptions Receivable
	Shares	Amount
Balance, January 1, 2002	$ 3,123	3	$ 15,732,013	$ (15,540,617)	$ -
Recission of Subscription Receivable at $119.976 Per Share	(1,667)	(2)	(199,998)	200,000	-
Shares Issued in Employee Stock Incentive Plan at $1.60 Per Share	125,000	125	199,875	-	-
Shares Issued for Cash at $.04 Per Share	125,000	125	4,875	-	(2,400)
Net Income (Loss) During the Year Ended December 31, 2002	-	-	-	(465,509)	-
Balance, December 31, 2002	251,456	251	15,736,765	(16,006,126)	(2,400)
Cash Received for Subscription Receivable	-	-	-	-	2,400
Shares Issued for Services at $.001 Per Share	10,000	10	-	-	-
Rounding Due to 1:40 Reverse Stock Split	14,806	15	(15)	-	-
Net Income (Loss) For Year Ended December 31, 2003	-	-	-	(50,975)	-
Balance, December 31, 2003	276,262	$ 276	$ 15,736,750	$ (16,057,101)	$ -

Reality Interactive, Inc.
Statement of Cash Flows
	December 31, 2003	December 31, 2002
Cash Flows from Operating Activities
Net Income (Loss)	$ (50,975)	$ (465,509)
Changes in Operating Assets & Liabilities;
Stock Issued for Services	10	200,000
Other Current Assets	-	-
Increase (Decrease) in Accounts Payable	(2,502)	32,724
Increase in Interest Payable	21	30,000

Net Cash (Used) by Operating Activities	(53,446)	(202,785)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Subscription Receivable	2,400	(2,400)
Issuance of Stock for Cash	-	5,000
Proceeds from Notes Payable	50,965	200,000
Net Cash Provided by Financing Activities	53,365	202,600
Increase (Decrease) in Cash	(81)	(185)
Cash, Beginning of Year	81	266
Cash, End of Year	$ -	$ 81

Supplemental Cash Disclosure
Interest	$ -	$ -
Taxes	-	-
Stock Issued for Services	10	200,000

Reality Interactive, Inc.
Notes to the Financial Statements
December 31, 2003

NOTE 1 - Corporate History

Reality Interactive, Inc., (the "Company") was incorporated as Reality Systems, Inc. on May 24, 1994 for the purpose of developing technology-based knowledge solutions for the industrial marketplace. In April 1999, the Company ceased business operations, sold substantially all of its assets and terminated all of its employees.

Since April 1999, the Company has been exploring potential business opportunities to acquire or merge with. Until a suitable acquisition candidate can be found, the Company intends to comply with all SEC reporting requirements in order to maintain its status as a public company. On February 1, 2002, the Company acquired all of the issued and outstanding shares of Bright Europe Tech, Inc., and Faster Cash ATM, Inc. Due to market conditions in the United States and Eastern Europe which prevented planned capital raising, the Company rescinded the acquisitions during the second fiscal quarter of 2002.

During November 2003, the shareholders consented to a change in the name of the Company, to be determined at a later date, and a reverse split of 40 to 1 of the Company's common stock. The reverse split has been retroactively restated in the financial statements.

NOTE 2 - Significant Accounting Policies

Cash and Cash Equivalents - The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.

Earnings (Loss) Per Share - The computation of earnings per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

Stock Based Compensation - As permitted by SFAS #123 "Accounting for Stock-Based Compensation," the Company has elected to account for the stock option plans as a compensation cost when options were issued at equal to or more than fair market value.

Reality Interactive, Inc.
Notes to the Financial Statements
December 31, 2003

NOTE 3 - Net Operating Loss Carryforward for Income Tax Purposes

The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and has applied the provisions of the statement to the current year which resulted in no significant adjustment.

Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at December 31, 2003 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carryforwards over $16,000,000 at December 31, 2003. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 2003 have been offset by valuation reserves in the same amount. The net operating losses begin to expire in 2009 through 2023 if not previously utilized

NOTE 4 - Notes Payable

During 2002, the Company issued a promissory note in the amount of $200,000 to a private investor. The agreement dated February 12, 2002 states that repayment of $230,000 of principal and interest shall be made within 30 days from the date in which funds were verified. In the event of default, the Company agreed to issue 5,000,000 shares of restricted common stock. The Company defaulted on the repayment terms and failed to issue the shares. The Company is currently considering several options of repaying the outstanding debt with the investor.

In December 2003, the board of directors authorized the issuance of two convertible promissory notes to the Company's legal representative for advancing funds in their behalf. The funds were used to cover general and administrative and professional fees incurred by the Company throughout the year. The notes bear an interest rate of 10% and due and payable upon demand. The debt is convertible into common shares of the Company at the greater of market price or par value at the time of conversion provided however, such conversion may be made in amounts that do not result in the issuance of control to any one person.

Reality Interactive, Inc.
Notes to the Financial Statements
December 31, 2003

NOTE 5 - Notes Payable - continued

The Company has the following notes payable obligations: 2003 2002

Unsecured note payable to investor, plus interest payable fixed at $30,000, due on demand. $ 200,000 $ 200,000

Convertible promissory note due on demand with accrued interest at the rate of 10% per annum. 50,130 -

Convertible promissory note due on demand with accrued interest at the rate of 10% per annum. 835 -

Total 250,965 200,000

Less Current Maturities (250,965) (200,000)

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

On August 13, 2002, the Company issued 125,000 post-split shares of common stock for cash at a price of $.0192 per share. As a result of the transaction a subscription receivable of $2,400 was created which indicates the amount yet to be collected for the issuance of stock. In April of 2003, $2,400 in cash was collected and used to cover operational costs.

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
December 31, 2003

NOTE 6 -Stockholders' Equity - continued

The Board of Directors establishes all terms and conditions of each grant. Stock options are granted at or above fair market value as determined by the Board of Directors at each grant date.

For the years ended December 31, 2003 and 2002, there were no options granted or outstanding under the plans. As a result, the Company has not recognized any compensation expense in relation to options granted for the periods presented as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation."

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

NOTE 7 - Net Earnings (Loss) Per Share

Basic earnings (loss) per common share (BEPS) is based on the weighted-average number of common shares outstanding during each period. Diluted earnings (loss) per common share is based on shares outstanding (computed as under BEPS) and dilutive potential common shares. Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share, because their inclusion would have been antidilutive for the years ended December 31, 2003 and 2002.

The following data shows the shares used in the computing loss per common share including dilutive potential common stock;

Common shares outstanding during the entire period 251,525

Weighted-average shares paid for, but not issued during the period. -

Weighted-average number of common shares used in basic EPS

dilutive effect of options -

Weighted-average number of common shares and dilutive potential common shares used in diluted EPS 251,525

Shares from the exercise of the outstanding options were not included in the computation of diluted loss per share because their inclusion would have been antidilutive for the year ended December 31, 2003.

Reality Interactive, Inc.
Notes to the Financial Statements
December 31, 2003

NOTE 8 - Going Concern

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 2004, due to partner rotations now required by the SEC, Bierwolf, Nilson & Associates merged with the firm of Chisholm & Associates. The new name of the firm is Chisholm, Bierwolf, & Nilson, LLC as referenced in the Form 8-K filed February 26, 2004.

ITEM 8A. CONTROLS AND PROCEDURES

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

Directors and Executive Officers

Name	Age (2003)	Director Since	Position with Company
Dean Becker 4766 Holladay Blvd. Holladay, UT 84117	50	2002	President, CEO and Director

Dean H. Becker, practiced law in Salt Lake City, Utah since 1979. He graduated from Brigham Young University in 1976 with a Bachelors of Arts in English with University Scholar designation. He then attended law school at the J. Reuben Clark School of Law at Brigham Young University where he served as associate editor on the law review staff.

For the past five years he has been providing consulting in corporate and business law.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

None.

Employment Agreements and Other Compensation Arrangements

None.

Compensation of Non-Employee Directors

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Ownership	Percent of Class
Global Marketing Associates, Inc. 4766 Holladay Blvd Holladay, Utah 84117	125,000 (Post-Split) Common	47%
Dean Becker 378 North Main, #124 Layton, UT 84041	10,000 ( Post-Split) Common	3%
Officers and Directors as a Group	10,000 (Post-Split) Common	3%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits follow the signature page of this report.

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 302 of the Sarbanes-Oxley Act of 2002.

32 Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002.

2.1) Amended Bylaws

(b) The following report waw filed on Form 8-K subsequent to year end.

1) February 24, 2004, Change in Auditors

ITEM 14. PRINCIPLE ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the annual financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $5,000 and $0 respectively.

Audit-Related Fees

The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $3,600 and $3,500 respectively.

Tax Fees

The aggregate fees billed for assurance and related services by the principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $0 and $0 respectfully.

All Other Fees

The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 were approved in advance by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Reality Interactive, Inc.

By: Dean Becker

/s/ Dean Becker
Dated: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE TITLE DATE
/s/ Dean Becker President and Director March 30, 2004
(Principal Executive and Financial Officer)

Exhibit 31

SECTION 302 CERTIFICATION

I, Dean Becker, as sole officer and director, certify that:

1. I have reviewed this annual report on Form 10-KSB of Reality Interactive, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluations; and

c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls over financial reporting; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: March 30, 2004 /s/
Dean Becker Chief Executive Officer
And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

8 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT BY
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Reality Interactive, Inc., on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: 2004 /s/_________________________________
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

Exhibit 2.1

REALITY INTERACTIVE, INC.

BY-LAWS

TABLE OF CONTENTS

Article 1

Offices

Section 1.1 Principal Office 1

Section 1.2 Other Offices 1

Article 2

ShareholdersS
ection 2.1 Annual Meeting 1

Section 2.2 Special Meetings 1

Section 2.3 Notice of Meetings 1

Section 2.4 Quorum 2

Section 2.5 Organization 2

Section 2.6 Conduct of Business 2

Section 2.7 Proxies and Voting 2

Section 2.8 Shareholder Action By Written Consent 2

Section 2.9 Stock List 2

Section 2.10 Meetings by Telecommunication 2

Article 3

Board of Directors

Section 3.1 Number and Term of Office 3

Section 3.2 Vacancies 3

Section 3.3 Regular Meetings 3

Section 3.4 Special Meetings 3

Section 3.5 Quorum 3

Section 3.6 Participation in Meetings by Conference Telephone3

Section 3.7 Conduct of Business 3

Section 3.8 Powers 3

Section 3.9 Compensation of Directors 3

Section 3.10 Interested Directors 3

Section 3.11 Loans 3

Article 4

Committees

Section 4.1 Committees of the Board of Directors 4

Section 4.2 Conduct of Business 4

Article 5

Officers

Section 5.1 Generally 5

Section 5.2 President 5

Section 5.3 Vice-president 5

Section 5.4 Treasurer 5

Section 5.5 Secretary 5

Section 5.6 General Manager 5

Section 5.7 Delegation of Authority 5

Section 5.8 Removal 5

Section 5.9 Action with Respect to Securities of Other Corporation 5 rticle 6

ndemnification of Officers, Directors and Others

Section 6.1 Generally 6

ection 6.2 Expenses 6

Section 6.3 Determination by Board of Directors 6

Section 6.4 Non-exclusive Right 6

Section 6.5 Insurance 6

Section 6.6 Violation of Law 6

Section 6.7 Coverage 6

ticle 7

tock

Section 7.1 Certificates of Stock 7

Section 7.2 Transfers of Stock 7

Section 7.3 Record Date 7

Section 7.4 Lost, Stolen or Destroyed Certificates 7

Section 7.5 Regulations 7

Article 8

Notices

Section 8.1 Notices 8

Section 8.2 Waivers 8

Article 9

Miscellaneous

Section 9.1 Facsimile Signatures 9

Section 9.2 Corporate Seal 9

Section 9.3 Reliance upon Books, Reports and Records 9

Section 9.4 Fiscal Year 9

Section 9.5 Time Periods 9

Article 10

Amendments

Section 10.1 Amendments 10

ARTICLE ONE-OFFICES

Section 1.1 Principal Office

The principal executive office of the corporation shall be such location as deemed necessary from time to time by the Board of Directors.

Section 1.2 Other Offices

The corporation may also have such other offices, either within or without the State of Nevada, as the Board of Directors may from time to time determine or the business of the corporation may require.

ARTICLE II--SHAREHOLDERS
Section 2.1 Annual Meeting

An annual meeting of the shareholders, for the selection of directors to succeed those whose terms expire and for the transaction of such other business as may properly come before the meeting, shall be held at the principal office of the corporation on the second Monday of January or, if such date shall fall on a holiday, the next business day thereafter. The Board of Directors may change the date or elect to have no annual meeting for a particular year. If the election of directors is not held on the day designated for any annual meeting of the shareholders or at any adjournment of the meeting, the Board of Directors shall call for the election to be held at a special meeting of the Shareholders as soon thereafter as possible.

Section 2.2 Special Meetings

Special meetings of the shareholders, for any purpose or purposes prescribed in the notice of the meeting, may be called by the Board of Directors, the president, the chief executive officer, or the holders of not less than one-tenth of all the shares entitled to vote at the meeting, and shall be held at such place, on such date, and at such time as they or he shall fix.

Section 2.3 Notice of Meetings

Written notice of the place, date and time of all meetings of the shareholders shall be given, not less than ten nor more than fifty days before the date on which the meeting is to be held, to each stockholder entitled to vote at such meeting, except as otherwise provided herein or required by law (meaning, here and hereinafter, as required from time to time by the corporation statutues of the State of Nevada, as contained in Chapter 78 of Nevada Revised Statutes, or the Articles of Incorporation).

When a meeting is adjourned to another place, date or time, written notice need not be given of the adjourned meeting if the place, date and time thereof are announced at the meeting at which the adjournment is taken; provided, however, that if the date of any adjourned meeting is more than thirty days after the date for which the meeting was originally noticed, or if a new record date is fixed for the adjourned meeting, written notice of the place, date, and time of the adjourned meeting shall be given in conformity herewith. At any adjourned meeting, any business may be transacted which might have been transacted at the original meeting.

Section 2.4 Quorum

At any meeting of the shareholders, the holders of a majority of all of the shares of the stock entitled to vote at the meeting, present in person or by proxy, shall constitute a quorum for all purposes, unless or except to the extent that the presence of a larger number may be required by law.

If a quorum shall fail to attend any meeting, the chairman of the meeting or the holders of a majority of the shares of the stock entitled to vote who are present, in person or by proxy, may adjourn the meeting to another place, date or time.

If a notice of any adjourned special meeting of shareholders is sent to all shareholders entitled to vote thereat, stating that it will be held with those present constituting a quorum, then except as otherwise required by law, those present at such adjourned meeting shall constitute a quorum, and all matters shall be determined by a majority of the votes cast at such meeting.

Section 2.5 Organization

Such person as the Board of Directors may have designated or, in the absence of such a person, the highest ranking officer of the corporation who is present shall call to order any meeting of the shareholders and act as chairman of the meeting. In the absence of the Secretary of the corporation, the secretary of the meeting shall be the person the chairman appoints.

Section 2.6 Conduct of Business

The chairman of any meeting of shareholders shall determine the order of business and the procedure at the meeting, including such regulation of the manner of voting and the conduct of discussion as seem to him in order.

Section 2.7 Proxies and Voting

At any meeting of the shareholders, every shareholder entitled to vote may vote in person or by proxy authorized by an instrument in writing filed in accordance with the procedure established for the meeting.

Each shareholder shall have one vote for every share of stock entitled to vote which is registered in his name on the record date for the meeting, except as otherwise provided herein or required by law.

all voting, except on the election of directors and where otherwise required by law, may be by a voice vote; provided, however, that upon demand therefor by a shareholder entitled to vote or his proxy, a stock vote shall be taken. Every stock vote shall be taken by ballots, each of which shall state the name of the shareholder or proxy voting and such other information as may be required under the procedure established for the meeting. Every vote taken by ballots shall be counted by an inspector or inspectors appointed by the chairman of the meeting.

If a quorum is present, the affirmative vote of the majority of the shares represented at the meeting and entitled to vote on the subject matter shall be the act of the shareholders, unless the vote of a greater number or voting by class is required by law, the Articles of Incorporation, or these By-laws.

Section 2.8 Shareholder Action By Written Consent

Any action which may be taken at a meeting of the Shareholders may be taken by written consent without a meeting if such action is taken in conformance with the Nevada Corporations Code.

Section 2.9 Stock List

A complete list of shareholders entitled to vote at any meeting of shareholders, arranged in alphabetical order for each class of stock and showing the address of each such shareholder and the number of shares registered in his name, shall be open to the examination of any such shareholder, for any purpose germane to the meeting, during ordinary business hours for a period of at least ten (10) days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or if not so specified, at the place where the meeting is to be held.

The Stock list shall also be kept at the place of the meeting during the whole time thereof and shall be open to the examination of any such shareholder who is present. This list shall presumptively determine the identity of the shareholders entitled to vote at the meeting and the number of shares held by each of them.

Section 2.10 Meetings by Telecommunication

Any meeting of the shareholders may be conducted through the use of any means of communication which allows persons participating in the meeting to hear one another.

ARTICLE III--BOARD OF DIRECTORS

Section 3.1 Number and Term of Office

The Board of Directors shall consist of a minimum of one director. Each director shall be selected for a term of one year and until his successor is elected and qualified, except as otherwise provided herein or required by law.

Whenever the authorized number of directors is increased between annual meetings of the shareholders, a majority of the directors then in office shall have the power to elect such new directors for the balance of a term and until their successors are elected and qualified. Any decrease in the authorized number of directors shall not become effective until the expiration of the term of the directors then in office unless, at the time of such decrease, there shall be vacancies on the board which are being eliminated by the decrease.

Section 3.2 Vacancies

Vacancies in the board of directors may be filled by a majority vote of the remaining directors, though less than a quorum, by a sole remaining director, or by the shareholders. Each director so elected shall hold office until a successor is elected at an annual or a special meeting of the shareholders.

A vacancy in the board of directors shall be deemed to exist in case of the death, resignation or removal of any director; if the authorized number of directors is increased; or if the shareholders fail to elect the full authorized number of directors.

The shareholders may elect a director at any time to fill any vacancy not filled by the directors. If the board of directors accepts the resignation of a director tendered to take effect at a future time, the board or the shareholders shall have power to elect a successor to take office when the resignation is to become effective.

No reduction of the authorized number of directors shall have the effect of removing any director prior to the expiration of the director's term of office.

Section 3.3 Regular Meetings

Regular meetings of the Board of Directors shall be held at such place or places, on such date or dates, and at such time or times as shall have been established by the Board of Directors and publicized among all directors. A notice of each regular meeting shall not be required.

Section 3.4 Special Meetings

Special meetings of the Board of Directors may be called by one-third of the directors then in office or by the chief executive officer and shall be held at such place, on such date and at such time as they or he shall fix. Notice of the place, date and time of each such special meeting shall be given by each director by whom it is not waived by mailing written notice not less than three days before the meeting or by telegraphing the same not less than eighteen hours before the meeting. Unless otherwise indicated in the notice thereof, any and all business may be transacted at a special meeting.

Section 3.5 Quorum

At any meeting of the Board of Directors, a majority of the total number of the whole board shall constitute a quorum for all purposes. If a quorum shall fail to attend any meeting, a majority of those present may adjourn the meeting to another place, date or time, without further notice or waiver thereof.

Section 3.6 Participation in Meetings by Conference Telephone

Members of the Board of Directors or of any committee thereof, may participate in a meeting of such board or committee by means of conference telephone or similar communications equipment that enables all persons participating in the meeting to hear each other. Such participation shall constitute presence in person at such meeting.

Section 3.7 Conduct of Business

At any meeting of the Board of Directors, business shall be transacted in such order and manner as the board may from time to time determine, and all matters shall be determined by the vote of a majority of the directors present, except as otherwise provided herein or required by law. Action may be taken by the Board of Directors without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors.

Section 3.8 Powers

The Board of Directors may, except as otherwise required by law, exercise all such powers and do all such acts and things as may be exercised or done by the corporation, including, without limiting the generality of the foregoing, the unqualified power:

(a) To declare dividends from time to time in accordance with law;

(b) To purchase or otherwise acquire any property, rights or privileges on such terms as it shall determine;

(c) To authorize the creation, making and issuance, in such form as it may determine, of written obligations of every kind, negotiable or non-negotiable, secured or unsecured, and to do all things necessary in connection therewith;

(d) To remove any officer of the corporation with or without cause, and from time to time to devolve the powers and duties of any officer upon any other person for the time being;

(e) To confer upon any officer of the corporation the power to appoint, remove and suspend subordinate officers and agents;

(f) To adopt from time to time such stock option, stock purchase, bonus or other compensation plans for directors, officers and agents of the corporation and its subsidiaries as it may determine;

(g) To adopt from time to time such insurance, retirement and other benefit plans for directors, officers and agents of the corporation and its subsidiaries as it may determine; and

(h) To adopt from time to time regulations, not inconsistent with these By-laws, for the management of the corporation's business and affairs.

Section 3.9 Compensation of Directors

Directors, as such, may receive, pursuant to resolution of the Board of Directors, fixed fees and other compensation for their services as directors, including, without limitation, their services as members of committees of the directors.

Section 3.10 Interested Directors

No contract or transaction between the corporation and one or more of its directors or officers, or between the corporation and any other corporation, partnership, association, or other organization in which one or more of its directors or officers, are directors or officers, or have a financial interest, shall be void or voidable solely for this reason, or solely because the director or officer is present at or participates in the meeting of the board or committee which authorizes the contract or transaction, or solely because his or their votes are counted for such purpose, if;

The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the Board of Directors or the committee, and the board or committee in good faith authorizes the contract or transaction by the affirmative votes of a majority of the disinterested directors, even though the disinterested directors be less than a quorum; or

The material facts as to his relationship or interest and as to the contract or transaction are disclosed or are known to the shareholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the shareholders; or

tHe contract or transaction is fair as to the corporation as of the time it is authorized, approved or ratified, by the Board of Directors, a committee or the shareholders.

Common or interested directors may be counted in determining the presence of a quorum at a meeting of the Board of Directors or of a committee which authorizes the contract or transaction.

Section 3.11 Loans

The corporation shall not lend money to or use its credit to assist its officers, directors or other control persons without authorization in the particular case by the shareholders, but may lend money to and use its credit to assist any employee, excluding such officers, directors or other control persons of the corporation or of a subsidiary, if such loan or assistance benefits the corporation.

ARTICLE IV--COMMITTEES

Section 4.1 Committees of the Board of Directors

The Board of Directors, by a vote of a majority of the whole board, may from time to time designate committees of the board, with such lawfully powers and duties as it thereby confers, to serve at the pleasure of the board and shall, for those committees and any others provided for herein, elect a director or directors to serve as the member or members, designating, if it desires, other directors as alternative members who may replace any absent or disqualified member at any meeting of the committee. Any committee so designated may exercise the power and authority of the Board of Directors to declare a dividend or to authorize the issuance of stock if the resolution which designates the committee or a supplemental resolution of the Board of Directors shall so provide. In the absence or disqualification of any member of any committee and any alternate member in his place, the member or members of the committee present at the meeting and not disqualified from voting, whether or not he or they constitute a quorum, may by unanimous vote appoint another member of the Board of Directors to act at the meeting in the place of the absent or disqualified member.

Section 4.2 Conduct of Business

Each committee may determine the procedural rules for meeting and conducting its business and shall act in accordance therewith, except as otherwise provided herein or required by law. Adequate provisions shall be made for notice to members of all meetings; a majority of the members shall constitute a quorum unless the committee shall consist of one or two members, in which event one member shall constitute a quorum; and all matters shall be determined by a majority vote of the members present. Action may be taken by any committee without a meeting if all members thereof consent thereto in writing, and the writing or writings are filed with the minutes of the proceedings of such committee.

ARTICLE V--OFFICERS

Section 5.1 Generally

The officers of the corporation shall consist of a president, one or more vice-presidents, a secretary, a treasurer and such other subordinate officers as may from time to time be appointed by the Board of Directors. Officers shall be elected by the Board of Directors, which shall consider that subject at its first meeting after every annual meeting of shareholders. Each officer shall hold his office until his successor is elected and qualified or until his earlier resignation or removal. Any number of offices may be held by the same person.

Section 5.2 President

The President shall be the chief executive officer of the corporation, except as set forth in Section 5.6 of this Article. Subject to the provisions of these By-laws and to the direction of the Board of Directors, he shall have the responsibility for the general management and control of the affairs and business of the corporation and shall perform all duties and have all powers which are commonly incident to the office of chief executive or which are delegated to him by the Board of Directors. He shall have power to sign all stock certificates, contracts and other instruments of the corporation which are authorized. He shall have general supervision and direction of all of the other officers and agents of the corporation.

Section 5.3 Vice-president

Each vice-president shall perform such duties as the Board of Directors shall prescribe. In the absence or disability of the President, the vice-president who has served in such capacity for the longest time shall perform the duties and exercise the powers of the President.

Section 5.4 Treasurer

The treasurer shall have the custody of the monies and securities of the corporation and shall keep regular books of account. He shall make such disbursements of the funds of the corporation as are proper and shall render from time to time an account of all such transactions and of the financial condition of the corporation.

Section 5.5 Secretary

The secretary shall issue all authorized notices for, and shall keep minutes of, all meetings of the shareholders and the Board of Directors and shall have charge of the corporate books.

Section 5.6 General Manager

The Board of Directors may employ and appoint a general manager who may, or may not, be one of the officers or directors of the corporation. If employed by the Board of Directors he shall be the chief operating officer of the corporation and, subject to the directions of the Board of Directors, shall have general charge of the business operations of the corporation and general supervision over its employees and agents. He shall have the exclusive management of the business of the corporation and of all of its dealings, but at all times subject to the control of the Board of Directors. Subject to the approval of the Board of Directors or a committee, he shall employ all employees of the corporation, or delegate such employment to subordinate officers, or division officers, or division chiefs, and shall have authority to discharge any person so employed. He shall make a report to the President and directors quarterly, or more often if required to do so, setting forth the results of the operations under his charge, together with suggestions regarding the improvement and betterment of the condition of the corporation, and shall perform such other duties as the Board of Directors shall require.

Section 5.7 Delegation of Authority

The Board of Directors may, from time to time, delegate the powers or duties of any officer to any other officers or agents, notwithstanding any provision hereof.

Section 5.8 Removal

Any officer of the corporation may be removed at any time, with or without cause, by the Board of Directors.

section 5.9 Action with Respect to Securities of Other Corporation

Unless otherwise directed by the Board of Directors, the president shall have power to vote and otherwise act on behalf of the corporation, in person or by proxy, at any meeting of shareholders of or with respect to any action of shareholders of any other corporation in which this corporation may hold securities and otherwise to exercise any and all rights and powers which this corporation may possess by reason of its ownership of securities in such other corporation.

ARTICLE VI--INDEMNIFICATION OF DIRECTORS,
OFFICERS AND OTHERS

Section 6.1 Generally

The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorney's fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or items equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had reasonable cause to believe that his conduct was lawful.

The corporation shall have the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorney's fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which such court shall deem proper.

Section 6.2 Expenses

To the extent that a director, officer, employee or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Section 6.1 of this Article, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorney's fees) actually and reasonably incurred by him in connection therewith. Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding as authorized in the manner provided in Section 6.3 of this Article upon receipt of an undertaking by or on behalf of the director, officer, employee or agent to repay such amount unless it shall ultimately be determined that he is entitled to be indemnified by the corporation as authorized in this Article.

Section 6.3 Determination by Board of Directors

Any indemnification under Section 6.1 of this Article (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Section 6.1 of this Article. Such determination shall be made by the Board of Directors by a majority vote of a quorum of the directors, or by the shareholders.

Section 6.4 Non-exclusive Right

The indemnification provided by this Article shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any by-law, agreement, vote of shareholders or interested directors or otherwise, both as to action in his official capacity and as to action in another capacity while holding such office and shall continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

Section 6.5 Insurance

The corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of this Article.

The corporation's indemnity of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, shall be reduced by any amounts such person may collect as indemnification (i) under any policy of insurance purchased and maintained on his behalf by the corporation or (ii) from such other corporation, partnership, joint venture, trust or other enterprise.

Section 6.6 Violation of Law

Nothing contained in this Article, or elsewhere in these By-laws, shall operate to indemnify any director or officer if such indemnification is for any reason contrary to law, either as a matter of public policy, or under the provisions of the Federal Securities Act of 1933, the Securities Exchange Act of 1934, or any other applicable state or federal law.

Section 6.7 Coverage

For the purposes of this Article, references to "the corporation" include all constituent corporations absorbed in a consolidation or merger as well as the resulting or surviving corporation so that any person who is or was a director, officer, employee or agent of such a constituent corporation or is or was serving at the request of such a constituent corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise shall stand in the same position under the provisions of this Article with respect to the resulting or surviving corporation as he would if he had served the resulting or surviving corporation in the same capacity.

ARTICLE VII--STOCK

Section 7.1 Certificates of Stock

Each shareholder shall be entitled to a certificate signed by, or in the name of the corporation by, the President or a vice-president, and by the secretary or an assistant secretary, or the treasurer or an assistant treasurer, certifying the number of shares owned by him. Any of or all the signatures on the certificate may be facsimile.

Section 7.2 Transfers of Stock

Transfers of stock shall be made only upon the transfer books of the corporation kept at an office of the corporation or by transfer agents designated to transfer shares of the stock of the corporation. Except where a certificate is issued in accordance with Section 7.4 of this Article, an outstanding certificate for the number of shares involved shall be surrendered for cancellation before a new certificate is issued therefor.

Section 7.3 Record Date

The Board of Directors may fix a record date, which shall not be more than fifty nor less than ten days before the date of any meeting of shareholders, nor more than fifty days prior to the time for the other action hereinafter described, as of which there shall be determined the shareholders who are entitled: to notice of or to vote at any meeting of shareholders or any adjournment thereof; to express consent to corporate action in writing without a meeting; to receive payment of any dividend or other distribution or allotment of any rights; or to exercise any rights with respect of any change, conversion or exchange of stock or with respect to any other lawful action.

Section 7.4 Lost, Stolen or Destroyed Certificates

In the event of the loss, theft or destruction of any certificate of stock, another may be issued in its place pursuant to such regulations as the Board of Directors may establish concerning proof of such loss, theft or destruction and concerning the giving of a satisfactory bond or bonds of indemnity.

section 7.5 Regulations

The issue, transfer, conversion and registration of certificates of stock shall be governed by such other regulations as the Board of Directors may establish.

ARTICLE VIII--NOTICES

Section 8.1 Notices

Whenever notice is required to be given to any shareholder, director, officer, or agent, such requirement shall not be construed to mean personal notice. Such notice may in every instance be effectively given by depositing a writing in a post office or letter box, in a postpaid, sealed wrapper, or by dispatching a prepaid telegram, addressed to such shareholder, director, officer, or agent at his or her address as the same appears on the books of the corporation. The time when such notice is dispatched shall be the time of the giving of the notice.

Section 8.2 Waivers

A written waiver of any notice, signed by a shareholder, director, officer or agent, whether before or after the time of the event for which notice is given, shall be deemed equivalent to the notice required to be given to such shareholder, director, officer or agent. Neither the business nor the purpose of any meeting need be specified in such a waiver.

ARTICLE IX--MISCELLANEOUS
Section 9.1 Facsimile Signatures

In addition to the provisions for the use of facsimile signatures elsewhere specifically authorized in these By-laws, facsimile signatures of any officer or officers of the corporation may be used whenever and as authorized by the Board of Directors or a committee thereof.

Section 9.2 Corporate Seal

The Board of Directors may provide a suitable seal, containing the name of the corporation, which seal shall be in the charge of the secretary. If and when so directed by the Board of Directors or a committee thereof, duplicates of the seal may be kept and used by the treasurer or by the assistant secretary or assistant treasurer.

Section 9.3 Reliance upon Books, Reports and Records

Each director, each member of any committee designated by the Board of Directors, and each officer of the corporation shall, in the performance of his duties, be fully protected in relying in good faith upon the books of account or other records of the corporation, including reports made to the corporation by any of its officers, by an independent certified public accountant, or by an appraiser selected with reasonable care.

Section 9.4 Fiscal Year

The fiscal year of the corporation shall be as fixed by resolution of the Board of Directors.

Section 9.5 Time Periods

In applying any of these By-laws which require that an act be done or not done a specified number of days prior to any event or that an act be done during a period of a specified number of days prior to an event, calendar days shall be used, the day of the doing of the act shall be excluded and the day of the event shall be included.

ARTICLE X--AMENDMENTS

Section 10.1 Amendments

These By-laws, or any portion hereof, may be amended or repealed by the Board of Directors at any meeting or by the shareholders at any meeting.

CERTIFICATE OF SECRETARY

KNOW ALL MEN BY THESE PRESENTS:

That the undersigned does hereby certify that the undersigned is the secretary of Reality Interactive, Inc., a corporation duly organized and existing under and by virtue of the laws of the State of Nevada; that the above and foregoing By-laws of said corporation were duly adopted as such by the Board of Directors of said corporation; and that the above and foregoing By-laws are now in full force and effect.

Effective the January 2, 2004.

/s/ Dean Becker, Secretary

Approved and Accepted:

/s/__________________________
Dean Becker, President