Form 10QSB
period 2004-03-31
REALITY INTERACTIVE INC
filed 2004-05-13
CIK 1006655

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2004

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

Yes X No

7,946,262
(Number of shares of common stock the registrant had
outstanding as of May 5, 2004)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and changes in its financial position from December 31, 2003 through March 31, 2004 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Reality Interactive, Inc.

Balance Sheet

Assets
	March 31, 2004 (Unaudited)	December 31, 2003
Assets
Cash	$ 265	$ -
Total Current Assets	$ 265	$ -
Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ 31,948	$ 39,090
Interest Payable	31,295	30,020
Note Payable	265,205	250,965
Total Current Liabilities	328,448	320,075
Stockholders' Equity (Deficit)
Preferred Stock, 5,000,000 Shares Authorized, $.001 Par Value, Zero Shares Issued and Outstanding	-	-
Common Stock 100,000,000 Shares Authorized, $.001 Par Value, 276,262 Shares Issued and Outstanding	276	276
Capital in Excess of Par Value	15,736,750	15,736,750
Retained Deficit	(16,065,209)	(16,057,101)
Total Stockholders' Equity (Deficit)	(328,183)	(320,075)
Total Liabilities & Stockholders' Equity (Deficit)	$ 265	$ -

Reality Interactive, Inc.

Statement of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2004	2003
Revenue	$ -	$ -
Expenses
General & Administrative	6,834	50,024
Total Operating Expenses	6,834	50,024
Total Operating Income (Loss)	(6,834)	(50,024)
Other Income (Expenses)
Interest Expense	1,274	-
Total Other Income (Expenses)	1,274	-
Net Income (Loss) - Before Taxes	(8,108)	(50,024)
Taxes	-	-
Net Income (Loss)	$ (8,108)	$ (50,024)
Loss per Common Share	$ (0.03)	$ (0.00)
Weighted Average Outstanding Shares	276,262	10,058,260

Reality Interactive, Inc.

Statement of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31, 2004	March 31, 2003
Cash Flows from Operating Activities
Net Income (Loss)	$ (8,108)	$ (50,024)
Net Cash Provided (Used) by Operating Activities;
Common Stock Issued for Services Rendered	-
Changes in Operating Assets & Liabilities;
Increase (Decrease) in Accounts Payable	7,098	50,000
Increase (Decrease) in Interest Payable	1,275	-
Net Cash (Used) by Operating Activities	265	(24)

Cash Flows from Investing Activities	-	-
Net Cash Provided by Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds From Sale of Stock	-	-
Increase (Decrease) in Notes Payable	-	-
Net Cash Provided by Financing Activities	-	-
Increase (Decrease) in Cash	265	(24)
Cash, Beginning of Year	-	81
Cash, End of Year	$ 265	$ 57

Supplemental Cash Disclosure
Interest	$ -	$-
Taxes	-	-
Non-Cash Investing and Financing Activities:
Accounts Payable Settled in Exchange for Convertible Notes	14,240	-

Reality Interactive, Inc.

Notes to the Financial Statements

March 31, 2004

NOTE 1 - INTERIM FINANCIAL STATEMENTS

Management has elected to omit substantially all of the disclosures for the interim financial statements ended March 31, 2004 since there have been no material changes (other than indicated in other footnotes) and has made all the necessary adjustments to present accurate financial statements for the three months presented.

The financial statements for the three months ended March 31, 2004 were prepared from the books and records of the company without audit. Management believes that all adjustments have been made to the financial statements to make a fair presentation of the financial condition of the company as of March 31, 2004. The results of the three months are not indicative of a full year of operation for the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

NOTE 2 - SUBSEQUENT EVENTS

Subsequent to March 31, 2004, 25,000 common shares were canceled. The Company's president was issued 7,000,000 common shares for services rendered valued at $7,000. A total of 695,000 common shares were issued for conversion of $230,000 in debt owed by the Company. As a result of these issuances and the cancellation of common stock the Company's outstanding shares changed from 276,262 at the beginning of the period to 7,946,262 at the date of this filing.

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

Liquidity and Capital Resources. The Company has minimal assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company and to meet the obligations of the current accounts payable. In the past, the company has funded its operations from the sale of its products, the sale of common stock and loans from various sources. Subsequent to March 31, 2004, the Company has executed an agreement to merge a newly formed subsidiary with Natural Gas Systems, Inc. ("NGS"), which is a privately-held Delaware corporation as referenced in the Form 8-K filed April 2, 2004. The intended transaction has not closed as of the date of this filing.

Results of Operation. The Company reported a net loss of $8,108 and $50,024 for the quarters ended March 31, 2004, and March 31, 2003, respectively. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged except for those expenses associated with being a public company.

Approximately $14,240 in accounts payable were settled in exchange for convertible notes and are reflected in that portion of the Company's financial statements. The notes bear an interest rate of 10% and are due and payable upon demand. The debt is convertible into common shares of the Company at the greater of market price or par value at the time of conversion provided, however, such conversion may be made in amounts that do not result in the issuance of control to any one person.

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

ITEM 3 - CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls over financial reporting and procedures (as defined in Exchange Act Rules 13a-14 (c)) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10QSB, have concluded that the Company's disclosure controls over financial reporting and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

(b) Changes in internal controls over financial reporting. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings None

Item 2. Changes in Securities

Subsequent to March 31, 2004, 25,000 common shares were canceled. The Company's president was issued 7,000,000 common shares for services rendered valued at $7,000. A total of 695,000 common shares were issued for conversion of $230,000 in debt owed by the Company. These issuances were exempt from registration as a private issuer transaction pursuant to Section 4(2) of the Securities Act of 1933. As a result of these issuances and the cancellation of common stock the Company's outstanding shares changed from 276,262 at the beginning of the period to 7,946,262 at the date of this filing.

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

In February 2004, due to partner rotations now required by the PCAOB, Bierwolf, Nilson & Associates merged with the firm of Chisholm & Associates. The new name of the firm is Chisholm, Bierwolf & Nilson, LLC as referenced in the Form 8-K filed February 10, 2004.

Subsequent to March 31, 2004, the Company has executed an agreement to merge a newly formed subsidiary with Natural Gas Systems, Inc. ("NGS"), which is a privately-held Delaware corporation as referenced in the From 8-K filed April 2, 2004. The intended transaction has not closed as of the date of this filing.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits have been filed with this report.

31. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and Section 302 of the Sarbanes-Oxley Act of 2002.

32. Written Statement of Chief Executive Officer and Chief Financial Officer with respect to compliance with Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K.

(1) Item 4. Changes in auditors filed February 10, 2004.

(2) Item 1. Changes in control of registrant filed April 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated , 2004 Reality Interactive, Inc.

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

Date: , 2004 /s/

Dean Becker

Chief Executive Officer

And Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT BY

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Reality Interactive, Inc., on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Dean Becker, Chief Executive Officer and Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: , 2004

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