Form 10QSB
period 2004-09-30
NATURAL GAS SYSTEMS INC/NEW
filed 2004-11-17
CIK 1006655

UNITED STATES SECURITIES AND EXCHANGE

COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For The Quarterly Period  Ended September 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period                  to

Commission File Number 000-27862

NATURAL GAS SYSTEMS, INC.

(Exact name of registrant as specified in charter)

Nevada	41-1781991
(State or other jurisdiction of incorporation or Organization)	(I.R.S. employer identification

820 Gessner, Suite 1340, Houston, Texas 77024
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (713) 935-0122

As of November 15, 2004, the number of shares of common stock outstanding was 23,364,600 shares.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒   No ☐

Transitional Small Business Format (Check One):  Yes ☐  No: ☒

PART I — FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Natural Gas Systems, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2004	JUNE 30, 2004
	(UNAUDITED)
ASSETS
Current Assets
Cash and short-term investments	$50,832	$367,831
Receivables	164,225	24,387
Inventories	144,002	115,859
Prepaid expenses	70,096	69,067
Retainers and deposits	5,000	5,000
Total current assets	434,155	582,144

Oil and gas properties being amortized (full cost method)	3,936,554	3,075,438
Oil and gas properties not being amortized	49,632	105,225
Less: accumulated depletion	(102,615)	(55,509)
Net oil and gas properties	3,883,571	3,125,154

Furniture, fixtures and equipment, at cost	3,091	3,091
Less: accumulated depreciation	(1,546)	(1,159)
Net furniture, fixtures and equipment	1,545	1,932

Other assets (cash balances pledged for bonding requirements)	301,835	301,835

Total assets	$4,621,106	$4,011,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$278,694	$139,188
Accrued liabilities	117,912	50,073
Notes payable	907,115	776,235
Production taxes payable	2,926	—
Total current liabilities	1,306,647	965,496

Deferred plugging and abandonment liabilities	314,712	311,442

Stockholders’ equity:
Common stock, par value $0.001 per share; 100,000,000 shares authorized, 23,314,600 and 22,945,400 shares issued and outstanding as of September 30, 2004 and June 30, 2004, respectively	23,314	22,945
Additional paid-in capital	4,975,500	4,453,905
Deferred stock based compensation	(331,844)	(378,136)
Accumulated deficit	(1,667,223)	(1,364,587)
Total stockholders’ equity	2,999,747	2,734,127

Total liabilities and stockholders’ equity	$4,621,106	$4,011,065

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED SEPTEMBER 30, 2004	FOR THE PERIOD FROM SEPTEMBER 23, 2003 (INCEPTION) TO SEPTEMBER 30, 2003
	(unaudited)	(unaudited)
Revenues:
Oil sales	$164,523	$—
Gas sales	66,644	—
Total revenues	231,167	—

Expenses:
Operating costs	137,748	318
Production taxes	16,024	—
Depletion	47,106	—
General and administrative	311,135	8,785
Total expenses	512,013	9,103

Loss from operations	(280,846)	(9,103)

Other revenues and expense:
Interest income	3,476	—
Interest expense	(25,266)	(2,394)
Total other revenues and expense	(21,790)	(2,394)

Net loss	$(302,636)	$(11,497)

Income (loss) per common share: Basic and diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares, Basic and Diluted	23,146,313	19,016,250

NATURAL GAS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED SEPTEMBER 30, 2004	FOR THE PERIOD FROM SEPTEMBER 23, 2003 (INCEPTION) TO SEPTEMBER 30, 2003
	(unaudited)	(undaudited)
Operating activities:
Net loss	$(302,636)	$(11,497)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depletion	47,106	—
Depreciation	386	—
Stock-based compensation expense	46,292
Changes in assets and liabilities:
Accretion of deferred plugging and abandonment Liability	3,270	254
Accounts receivables	(139,838)	(145)
Inventories	(28,143)	(38,333)
Accounts payable	139,506	5,000
Other current liabilities	70,765	259
Prepaid expenses	(1,029)	—
Net cash provided by operating activities	(164,321)	(44,462)

Investing activities:
Capital expenditures for oil and gas properties	(805,523)	(954,173)
Net cash used in investing activities	(805,523)	(954,173)

Financing activities:
Payments on notes payable	(350,716)	—
Proceeds from notes payable	481,597
Proceeds from issuance of common stock	521,964	1,521,115
Net cash provided by financing activities	652,845	1,521,115

Net increase (decrease) in cash	(316,999)	522,480

Cash and cash equivalents, beginning of period	367,831	—
Cash and cash equivalents, end of period	$50,832	$522,480

Supplemental Cash Flow Information:
Interest paid	12,082	—
Income taxes paid	—	—

Non-cash transactions:
Seller note issued to acquire properties, net of discount	—	1,407,049
Assumption of plugging and abandonment liability	$—	301,835

NATURAL GAS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004

(Unaudited)

NATURAL GAS SYSTEMS, INC. AND SUBSIDIARIES

1.                                      NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PREPARATION AND PRESENTATION

Headquartered in Houston, Texas, Natural Gas Systems, Inc. (the “Company”, “NGS”, “we” or “us”) is incorporated under the laws of the state of Nevada.  NGS is a petroleum company engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas from underground reservoirs.  The Company acquires established oil and gas properties and exploits them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both.  At September 30, 2004, NGS conducted operations through its 100% working interests in the Delhi and Tullos Urania fields located in Louisiana.

The condensed consolidated financial statements for the three month period ended September 30, 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnotes normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed.  However, in management’s opinion, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position and results of operations of the Company have been made.

The condensed consolidated financial statements provided herein should be read in conjunction with the financial statements and their accompanying notes included in the Company’s Form 10-KSB filed for the period ended June 30, 2004.

2.                                      ACQUISITIONS

On September 2, 2004, we purchased a 100% working interest in approximately 81 producing oil wells, 8 salt water disposal wells and 54 shut-in wells located in La Salle and Winn Parishes, Louisiana.  The purchase included leases covering 386.04 gross and net acres, and fee ownership of 2.33 acres around certain of the wells.  Fourteen of the 54 shut-in wells will require a new lease prior to restoration of production.   The purchase price was $725,000 less approximately $20,000 in closing adjustments to reflect an effective date of July 1, 2004, paid in cash, part of which was provided by the Bridge Loan described under Note 5.  The acquisition was accounted for under the purchase method of accounting.  No goodwill arose from the purchase.  Revenue and expense from the property was recognized beginning September 1, 2004.

We believe that the acquisition is consistent with our strategic business plan to acquire established oil and gas properties in order to exploit them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both.  At the purchase date, the field’s production averaged approximately 62 barrels of oil per day.  Since the closing, NGS has initiated a program of restoring shut-in wells to production, increasing overall production per well by addition of incremental water disposal capacity and utilizing gas production to replace purchased power for pumps.

As is common with the purchase of producing oil and gas properties, we assumed an asset retirement obligation.  In accordance with FAS 143, management is making an assessment as to the amount of liability to be recorded in the Company’s financial statements as a resul;t of our assumption of this obligation.  Due to the current high price for steel tubular goods and wellhead equipment installed on the wells, we believe the retirement obligation, net of salvage, will not be significant and will not materially impact our balance sheet or income statement, prospectively or in the future.

3.                          EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	THREE MONTHS ENDED SEPTEMBER 30, 2004	FOR THE PERIOD FROM SEPTEMBER 23, 2003 (INCEPTION) TO SEPTEMBER 30, 2003
Numerator:
Net loss applicable to common stockholders	$(302,636)	$(11,497)
Plus income impact of assumed conversions:
Preferred stock dividends	N/A	N/A
Interest on convertible subordinated notes	N/A	N/A

Net loss applicable to common stockholders plus assumed Conversions	(302,636)	(11,497)

Denominator:	23,146,313	19,016,250

Affect of potentially dilutive common shares:
Warrants	N/A	N/A
Employee and director stock options	N/A	N/A
Convertible preferred stock	N/A	N/A
Convertible subordinated notes	N/A	N/A
Redeemable preferred stock	N/A	N/A

Denominator for dilutive earnings per share - weighted-average shares
Outstanding and assumed conversions	23,146,313	19,016,250

Loss per common share:
Basic and diluted	$(0.01)	$(0.00)

4.                                      Liquidity

As of September 30, 2004, we had $50,832 of unrestricted cash and negative working capital of $872,492.  We incurred losses for the three months ended September 30, 2004 of $302,636.  Our negative working capital of $872,492 was adversely impacted by an aggregate $907,115 of short-term mortgage notes we owe on the Delhi Field, the Bridge Loan incurred to fund our recent acquisition and the AICCO insurance policy loan, all described in Note 5, Notes Payable.  Although our cash flow from operations currently approximates our recurring overhead, our cash flow has been, and continues to be, insufficient to cover our obligations with respect to our notes payable and capital expenditures necessary to fund our existing development plan.  On October 29, 2004 our Chairman loaned us an additional $150,000 (added to the previous loan of $475,000) for working capital purposes.

Our negative working capital and cash position, as well as our ongoing operating losses, raise significant concerns about our ability to meet future obligations and fund future operations. In addition, we are currently unable to meet all of our current obligations as they become due. Although we recently began satisfying a portion of our obligations through cash flow from operations, we will need to secure third party financing in the very near term (in the form of either debt or equity), in order to meet the remainder of our current and future obligations and avoid the possibility of creditors seeking to foreclose on our assets. Management plans to continue to expend considerable time and effort in attempting to address this issue, as described below.

1.     Additional Sales of Common Stock:  From June 30 through September 30, 2004 we raised $554,723 of gross cash proceeds from the private sale of 369,200 shares of our common stock, before commissions.  We plan to continue to raise funds through additional sales of equity securities in private transactions.  Because there can be no assurance that we will be able to do so, we plan to continue pursuing borrowing arrangements as discussed below.

2.              Borrowing:  On August 11, 2004, we borrowed $475,000 under a short-term secured promissory note (the “Bridge Loan”) in favor of Laird Q. Cagan, the Company’s Chairman and major stockholder, secured by a pledge of all of our assets.  The loan was earmarked as partial bridge financing for our purchase of the Tullos Urania Field properties for $725,000 on September 2, 2004, and an additional $150,000 principal amount was extended to us on October 29, 2004 for working capital purposes.  Terms of the note are described in Note 5.  Mr. Cagan is a founding Managing Partner of Cagan McAfee Capital Partners, the financial advisor to the Company that is arranging our private equity fundings.

Since the beginning of 2004, we have been  attempting to develop relationships with commercial banks and capital sources that specialize in making loans to, or investing in, oil and gas producers.  We believe that our Delhi and Tullos properties could provide sufficient collateral to such investors to enable them to provide us with financing sufficient to repay the remaining Delhi Notes in full, as well as providing us with additional development capital aimed at increasing our production from our existing wells according to our original plan.  We currently do not have any arrangements in place with respect to the foregoing, however, and we can not assure you that we will be able to enter into any such  arrangements on terms that are acceptable to us, or at all.

3.              Increased Production:  We continue to work on increasing cash flow from operations through our Delhi Field and additional acquisition candidates, thereby spreading our overhead, including significant expenses of being a public company, over a larger revenue base.  During this fiscal quarter:

•                  We began production of natural gas sales in our Delhi Field during July, 2004.  Our natural gas revenue has increased each month since startup to approximately $33,000 for September.  In mid-September 2004, we began production from our re-completion of the 184-2 well that, on a full month basis, would contribute in excess of $60,000 of revenue from natural gas sales.

•                  On September 2, 2004, we closed the purchase of producing properties in the Tullos Urania Field, located close to our Delhi Field operations in Northern Louisiana.  We generated $70,329 of revenue from Tullos in September 2004, producing cash flow from such operations in excess of $30,000 for that month.

•                  We are pursuing additional acquisition candidates meeting our targeted requirements.

5.                                      NOTES PAYABLE

The following table sets forth the Company’s notes payable balances:

Borrowing	September 30, 2004	June 30, 2004
Delhi Mortgage Notes	$400,485	$732,807
AICCO Insurance Premium Loan	25,033	43,428
Bridge Loan	481,597	—

TOTAL OUTSTANDING	$907,115	$776,235

Delhi Mortgage Notes:  In September 2003, the Company issued $1,500,000 of notes payable in connection with its acquisition of the Delhi Field.  The notes were collateralized by a first mortgage on the Company’s Delhi field and are payable to the sellers in twelve equal monthly installments beginning on January 30, 2004.  Although the notes bear no interest, the Company has imputed interest at 8% per annum, thus resulting in an initial recorded principal amount of $1,407,049.

AICCO Loan:  In May 2004, the Company borrowed $49,490 to finance 70% of its Director and Officer’s liability insurance premiums.  The note requires eight level mortgage-amortizing payments in the amount of $6,350 per month, including 7% interest per annum.

Bridge Loan:On August 11, 2004, we borrowed $475,000 under a short-term secured promissory note (the “Bridge Loan”) held by Laird Q. Cagan, the Company’s Chairman and major stockholder, secured by a pledge of all of our assets.  The loan was earmarked as partial bridge financing for our purchase of the Tullos Urania Field properties for $725,000, prior to post closing adjustments, on September 2, 2004.  On September 21, 2004, the loan was amended to delay the repayment until the earlier of (a) July 1, 2005, or (b) the date on which the cumulative gross equity funding after August 14, 2004 reaches $1 million.  In addition, we must make mandatory prepayments of certain revenues and funds from equity raised after raising gross equity funding of at least $500,000.  The amended terms of the mandatory prepayment are fully described in the original documents formerly filed and attached as Exhibit 10.1 to this 10-QSB.

An additional $150,000 was added to the principal of the Bridge Loan on October 29, 2004, and allocated toward working capital.

6.                                      COMMON STOCK AND STOCK OPTIONS

Common Stock

From July 1, 2004 through September 30, 2004, we raised gross proceeds of $554,723 from the issuance of 369,200 shares of our common stock.  In connection with these issuances, we paid placement fees to CMCP, Chadbourn Securities and Laird Q. Cagan in the aggregate amount of $27,500 and issued them warrants to purchase up to 17,700 shares of our common stock at an exercise price of $1.50 per share.  We also paid $5,259 to an unrelated third party as a finder’s fee.

Options

No options were issued during the three months ended September 30, 2004.  The Company has agreed, however, to issue options to acquire up to 100,000 shares of our common stock to each of our two independent Board members. The terms of these options have not yet been determined.

A reconciliation of reported loss as if the Company used the fair value method of accounting for stock-based compensation has not been provided as the fair value of options computed under FASB 123 was essentially the same as the amount determined in accordance with APB 25.

7.                                      RELATED PARTY TRANSACTIONS

Laird Q. Cagan, Chairman of the Board of the Company, is a Managing Director of Cagan McAfee Capital Partners, LLC (“CMCP”).  CMCP performs financial advisory services to the Company pursuant to a written agreement and is paid a monthly retainer of  $15,000.  In addition, Mr. Cagan is a registered representative of Chadbourn Securities, Inc. (“Chadbourn”), the Company’s placement agent in private equity financings.  Pursuant to the Agreement between the Company, Mr. Cagan, and Chadbourn, the Company pays a cash fee equal to 8%

of gross equity proceeds and warrants equal to 8% of the shares purchased, net of any similar payments made to third parties.

During the three months ended September 30, 2004 the Company expensed $45,000 in monthly retainers to CMCP.  At September 30, 2004, the amounts due CMCP totaled $105,000 under the agreement.  Also during the three month period, the Company has charged $27,500 to stockholder’s equity as a reduction of the proceeds from common stock sales placed by Chadbourn Securities and Laird Q. Cagan and issued warrants to purchase up to a total of 17,700 shares of Common Stock to CMCP, Chadbourn Securities and Laird Q. Cagan in connection with the placement of our common shares. These warrants have a $1.50 exercise price and a seven-year term.

John Pimentel, a member of our Board of Directors, is a principal at CMCP.

Eric McAfee, also a Managing Director of CMCP and a significant shareholder of the Company, has served as Vice Chairman of the Board of Verdisys, Inc., the provider of certain horizontal drilling services to the Company.  During 2004, Mr. McAfee resigned from the Board of Directors of Verdisys, but continues to hold shares in both companies. Mr. McAfee has represented to the Company that he is also a 50% owner of Berg McAfee Companies, LLC, which owns approximately 30% of the outstanding shares of Verdisys, Inc.  NGS paid $130,000 to Verdisys during 2003 and $25,960 during 2004 for horizontal drilling services.

On August 10, 2004, Laird Cagan, Chairman of the Board of the Company, loaned us $475,000 as partial bridge financing for the acquisition of the Tullos Urania Field.  An additional $150,000 was advanced to us under the loan on October 29, 2004.  See Note 5, Notes Payable, for a further explanation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

As of September 30, 2004, we had $50,832 of unrestricted cash and negative working capital of $872,492.  We incurred losses for the three months ended September 30, 2004 of $302,636.  Our negative working capital of $872,492 was adversely impacted by an aggregate $907,115 of short-term mortgage notes we owe on the Delhi Field, the Bridge Loan incurred to fund our recent acquisition and the AICCO insurance policy loan, all described in Note 5, Notes Payable.  Although our cash flow from operations currently approximates our recurring overhead, our cash flow has been, and continues to be, insufficient to cover our obligations with respect to our notes payable and capital expenditures necessary to fund our existing development plan.  On October 29, 2004 our Chairman loaned us an additional $150,000 (added to the previous loan of $475,000) for working capital purposes.

Our negative working capital and cash position, as well as our ongoing operating losses, raise significant concerns about our ability to meet future obligations and fund future operations. In addition, we are currently unable to meet all of our current obligations as they become due. Although we recently began satisfying a portion of our obligations through cash flow from operations, we will need to secure third party financing in the very near term (in the form of either debt or equity), in order to meet the remainder of our current and future obligations and avoid the possibility of creditors seeking to foreclose on our assets. Management plans to continue to expend considerable time and effort in attempting to address this issue, as described below.

1.     Additional Sales of Common Stock:  From June 30 through September 30, 2004 we raised $554,723 of gross cash proceeds from the private sale of 369,200 shares of our common stock, before commissions.  We plan to continue to raise funds through additional sales of equity securities in private transactions.  Because there can be no assurance that we will be able to do so, we plan to continue pursuing borrowing arrangements as discussed below.

2.              Borrowing:  On August 11, 2004, we borrowed $475,000 under a short-term secured promissory note (the “Bridge Loan”) in favor of Laird Q. Cagan, the Company’s Chairman and major stockholder, secured by a pledge of all of our assets.  The loan was earmarked as partial bridge financing for our purchase of the Tullos Urania Field properties for $725,000 on September 2, 2004, and an additional $150,000 principal amount was extended to us on October 29, 2004 for working capital purposes.  Terms of the note are described in Note 5.  Mr. Cagan is a founding Managing Partner of Cagan McAfee Capital Partners, the financial advisor to the Company that is arranging our private equity fundings.

Since the beginning of 2004, we have been  attempting to develop relationships with commercial banks and capital sources that specialize in making loans to, or investing in, oil and gas producers.  We believe that our Delhi and Tullos properties could provide sufficient collateral to such investors to enable them to provide us with financing sufficient to repay the remaining Delhi Notes in full, as well as providing us with additional development capital aimed at increasing our production from our existing wells according to our original plan.  We currently do not have any arrangements in place with respect to the foregoing, however, and we can not assure you that we will be able to enter into any such  arrangements on terms that are acceptable to us, or at all.

3.              Increased Production:  We continue to work on increasing cash flow from operations through our Delhi Field and additional acquisition candidates, thereby spreading our overhead, including significant expenses of being a public company, over a larger revenue base.  During this fiscal quarter:

•                  We began production of natural gas sales in our Delhi Field during July, 2004.  Our natural gas revenue has increased each month since startup to approximately $33,000 for September.  In mid-September 2004, we began production from our re-completion of the 184-2 well that, on a full month basis, would contribute in excess of $60,000 of revenue from natural gas sales.  For additional information, see Results of Operations in the next section.

•                  On September 2, 2004, we closed the purchase of producing properties in the Tullos Urania Field, located close to our Delhi Field operations in Northern Louisiana.  We generated $70,329 of revenue from Tullos in September 2004, producing cash flow from such operations in excess of $30,000 for that month.

•                  We are pursuing additional acquisition candidates meeting our targeted requirements.

Results of Operations

We did not commence our oil and gas operations until October 2003.  Accordingly, quarter-by-quarter comparisons of our results of operations would not be meaningful and are therefore not presented.  Instead, we provide a brief overview of our operations to date and indicate the progress we have made with respect to our operations as compared to the last calendar calendar quarter of 2003.

During the three months ended September 30, 2004, we generated revenues of $231,167, as compared to $24,249 for our first full quarter ended December 31, 2003.  Of significance in this fiscal period, we began our first natural gas sales from our Delhi Field and we acquired an interest in the Tullos Urania Field, located in close proximity to our Delhi Field.

Following is a summary of the progress we’ve made in both production and revenue:

Net To NGS:	Three Months Ended 12-31-03		Three Months Ended 9-30-04

Oil & Gas Revenue	$24,249		$231,167

Oil Volumes Sold	857	BO	3,955	BO
Gas Volumes Sold	0	MCF	11,252	MCF
Barrels of Oil Equivalent	857	BOE	5,830	BOE

Oil Price per Barrel	$28.29		$42.66
Gas Price per MCF	0		$5.55

Operating Cost per BOE	$92.54		$26.38
DD&A per BOE	$16.29		$6.88

Average daily production has increased to 63 BOEPD for the three months period ended September 30, 2004 from 9 BOEPD during the three months period ended December 31, 2003. Three factors were primary in causing our production to increase.

•                  The startup of first gas sales from our Delhi Field, resulting from a six-month capital program to convert an existing 11-mile field injection line to a gas gathering and sales line.  The conversion also required the design and installation of a liquids processing plant in order to condition the high BTU content gas for delivery to the sales pipeline.

•                  The restoration to production of several wells, particularly the 197-2 and 204-2, and the re-completion of wells to new producing reservoirs, particularly the 184-2 in September 2004.

•                  The purchase of our interest in the Tullos Urania Field added over 62 BOD to September’s production.

On a BOE basis, operating expenses declined to $24.05 BOE ($153,772) for the three months ended September 30, 2004 from $92.54 per BOE ($79,305), for the three months ended December 31, 2003.  Operating expenses for both periods are still high, but we believe our plan to increase production on the margin is proving successful.

General and Administrative expenses increased for the three months ended September 30, 2004 to $311,135, from $239,093 for the three months ended December 31, 2003.  At least $64,000 of the increase was due to costs related to being a public company, including approximately $37,000 in audit fees, $12,500 in independent board member fees and over $14,000 in other related expenses.

ITEM 3.  CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

During the fiscal quarter, we began performing under an agreement entered into with Petroleum Financial, Inc. (“PFI”), whereby we outsource certain financial processing and reporting functions through PFI’s staff, software and hardware systems.  PFI is a subsidiary of P2 Energy Solutions, Inc., the owner of the Excalibur software for oil and gas that PFI uses to process and control its client’s financial records.  P2 Energy Solutions is a subsidiary of Petroleum Place. Although we are not currently subject to Section 404 of Sarbanes-Oxley, we believe this arrangement could improve our internal control over financial reporting, and provide a foundation for eventual 404 compliance.   PFI has informed us that they regularly undergo a SAS 70 audit performed by a Big 4 accounting firm.  The auditor’s report assessed PFI’s internal controls over transaction processing and financial reporting relative to Internal Controls, Computer Controls and Application Transaction Processing.

The conclusion of the report dated October 31, 2003, was that there were no relevant exceptions, but for a few isolated errors, found by the auditors in their assessment and testing of the above referenced areas of control.  Due to PFI’s reputation and the results of their SAS 70 reports, we believe that our financial and reporting process control is strengthened with respect to that portion of workflow provided to us by PFI.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     CHANGES IN SECURITIES AND  SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(c) As reported on our Current Report on Form 8-K, filed October 26, 2004.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

10.1	Amendment to Secured Promissory Note – Laird Q. Cagan, dated September 20, 2004.	Included

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Included

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Included

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

(b) Reports on Form 8K

Amended current report on Form 8-K/A filed on August 9, 2004

Current report on Form 8-K filed on September 9, 2004

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATURAL GAS SYSTEMS, INC.
	By:	/s/ Sterling H. McDonald
Sterling H. McDonald

Chief Financial Officer
(Principal Financial and
Accounting Officer)

Date: November 16, 2004

Exhibit Index

10.1	Amendment to Secured Promissory Note — Laird Q. Cagan, dated September 20, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.