Form 10QSB
period 2004-12-31
NATURAL GAS SYSTEMS INC/NEW
filed 2005-02-23
CIK 1006655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

      ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF SECURITIES EXCHANGE ACT OF 1934

             For the transition period ____________ to _____________

                        Commission File Number 000-27862

                            NATURAL GAS SYSTEMS, INC.
               (Exact name of registrant as specified in charter)

           Nevada                                  41-1781991
           ------                                  ----------
(State or other jurisdiction            (I.R.S. employer identification
      of incorporation or
         Organization)

                  820 Gessner, Suite 1340, Houston, Texas 77024
                  ---------------------------------------------
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (713) 935-0122
                                                           --------------


As of January 31, 2005, the number of shares of common stock outstanding was 23,389,600 shares.


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days. Yes: _X_   No ___


Transitional Small Business Format (Check One):  Yes ___   No: _X_

                         PART I - FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31         JUNE 30
                                                                           2004              2004
                                                                       ----------------------------
                                                                      (Unaudited)
          ASSETS

CURRENT ASSETS:
 Cash                                                                  $    91,563      $   367,831
 Accounts Receivable                                                        89,128           24,387
 Inventories                                                               163,713          115,859
 Prepaid expenses                                                           81,869           69,067
 Retainers and deposits                                                      5,000            5,000
                                                                       ----------------------------
      Total current assets                                                 431,273          582,144

 Oil & Gas Properties - Full Cost                                        3,993,224        3,075,438
 Oil & Gas Properties - Not Amortized                                       59,752          105,225
 Less: accumulated depletion                                              (156,601)         (55,509)
                                                                       ----------------------------
      Net oil & gas properties                                           3,896,376        3,125,154

 Furniture, fixtures and equipment, at cost                                  3,091            3,091
 Less:  accumulated depreciation                                            (1,932)          (1,159)
                                                                       ----------------------------
      Net furniture, fixtures and equipment                                  1,159            1,932

 Other assets                                                              368,407          301,835
                                                                       ----------------------------
      Total assets                                                       4,697,214        4,011,065
                                                                       ============================

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                                                          623,878          139,188
 Accrued liabilities                                                       178,442           50,073
 Notes Payable                                                             978,136          776,235
 Production taxes payable                                                      132               --
                                                                       ----------------------------
      Total current liabilities                                          1,780,588          965,496

 Deferred plugging and abandonment liability                               318,023          311,442

Stockholder's Equity:
 Common Stock, par value $0.001 per share; 100,000,000 authorized,
     23,389,600 and 22,945,400 shares issued and outstanding as
     of December 31, 2004 and June 30, 2004, respectively                   23,389           22,945
Subscription Receivable                                                        (50)
 Additional paid in capital                                              5,082,710        4,453,905
 Deferred stock based compensation                                        (367,015)        (378,136)
 Retained earnings (deficit)                                            (2,140,431)      (1,364,587)
                                                                       ----------------------------
      Total stockholder's equity                                         2,598,603        2,734,127
                                                                       ----------------------------
      Total liabilities and stockholders' equity                       $ 4,697,214      $ 4,011,065
                                                                       ============================

                 CONDENSED CONSOLIDTED STATEMENTS OF OPERATIONS

                                                                                   FOR THE
                                                                                 PERIOD FROM
                                                              SIX MONTHS     SEPTEMBER 23, 2003
                                                                 ENDED         (INCEPTION) TO
                                                             DECEMBER 31,       DECEMBER 31,
                                                                 2004               2003
                                                             ----------------------------------
                                                             (unaudited)
Revenues:
       Oil Sales                                             $    415,454      $     24,229
       Gas Sales                                                  181,481                --
                                                             ------------------------------
            Total revenues                                        596,935            24,229

Expenses:

       Operating costs                                            331,217            76,303
       Production taxes                                            28,494             3,002
       Depletion                                                  101,092            13,960
       General and administrative                                 851,704           239,093
                                                             ------------------------------

                                                                1,312,507           332,358

       Loss from operations                                      (715,572)         (308,129)

Other revenues and expenses:
       Interest Income                                              6,097             1,148
       Interest Expense                                           (66,368)          (29,924)
                                                             ------------------------------
            Total other revenues and expenses                     (60,271)          (28,776)

                                                             ------------------------------
Net Loss                                                     $   (775,843)     $   (336,905)
                                                             ==============================

       Income (Loss) per common share, Basic and Diluted     $      (0.03)     $      (0.02)

       Weighted Average Number of Common shares,
        Basic and Diluted                                      23,334,443        20,091,720

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         FOR THE
                                                                                       PERIOD FROM
                                                                     SIX MONTHS    SEPTEMBER 23, 2003
                                                                        ENDED        (INCEPTION) TO
                                                                     DECEMBER 31,     DECEMBER 31,
                                                                         2004             2003
                                                                    ---------------------------------
                                                                    (unaudited)
Operating activities:
 Net Loss                                                           $  (775,843)     $  (336,905)
 Adjustments to reconcile net loss to net cash provided (used)
 by operating activities:
     Depletion                                                          101,092           13,960
     Depreciation                                                           772              386
     Stock-based compensation                                           111,120           50,400
     Accretion of debt discount                                              --           29,924
 Changes in assets and liabilities:
     Accretion of deferred plugging liability                             6,581            3,169
     Accounts Receivable                                                (64,741)         (28,762)
     Inventory                                                          (47,855)        (109,216)
     Accounts Payable                                                   484,690          114,188
     Other current liabilities                                          128,501           41,783
     Prepaid expenses                                                   (12,772)         (25,930)
     Retainers and deposits                                                  --         (210,000)
                                                                    ----------------------------
          Net cash provided (used) by operating activities              (68,455)        (457,003)

Investing activities:
     Capital expenditures for oil and gas properties                   (885,660)      (1,290,560)
     Capital expenditures for furniture, fixtures and equipment              --           (3,090)
     Other assets                                                       (53,255)        (301,835)
                                                                    ----------------------------
          Net cash used in investing activities                        (938,915)      (1,595,485)

Financing activities:
     Payments on notes payable                                         (775,972)              --
     Proceeds from notes payable                                        977,875               --
     Proceeds from issuance of common stock                             529,199        2,882,800
                                                                    ----------------------------
Net Cash Generated By Financing Activities                              731,102        2,882,800
                                                                    ----------------------------

Net increase (decrease) in cash                                        (276,268)         830,312

Cash and cash equivalents, beginning of period                          367,831               --
                                                                    ----------------------------
Cash and cash equivalents, end of period                                 91,563          830,312
                                                                    ============================

Supplemental Cash Flow Information:
     Interest paid                                                  $    18,452      $        --
     Taxes paid                                                              --               --
Non-cash transactions:
     Seller note issued to acquire properties, net of discount      $        --      $ 1,407,049
     Assumption of plugging and abandonment liability               $        --      $   301,835

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
(Unaudited)

NATURAL GAS SYSTEMS, INC. AND SUBSIDIARIES

1.       NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PREPARATION AND
         PRESENTATION

         Headquartered in Houston, Texas, Natural Gas Systems, Inc. (the "Company", "NGS", "we" or "us") is a development stage company incorporated under the laws of the state of Nevada. NGS is a petroleum company engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas from underground reservoirs. The Company acquires established oil and gas properties and exploits them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both. At December 31, 2004, NGS conducted operations through its 100% working interests in the Delhi, Tullos Urania, Crossroads and Colgrade fields located in Louisiana.

         The condensed consolidated financial statements for the three month period ended December 31, 2004 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. However, in management's opinion, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position and results of operations of the Company have been made.

         The condensed consolidated financial statements provided herein should be read in conjunction with the financial statements and their accompanying notes included in the Company's Form 10-KSB filed for the fiscal year ended June 30, 2004 and Form 10-QSB filed for the quarter ended September 30, 2004.

2.       ACQUISITIONS

         On February 3, 2005, we completed the purchase of a 100% working interest in certain leases with approximately 65 producing oil wells, 9 salt water disposal wells and 56 shut-in wells located in the Tullos Urania and Colgrade Fields in La Salle and Winn Parishes, Louisiana. Four of the 56 shut-in wells will require a new lease prior to restoration of production. The purchase price was $812,733 less post-closing adjustments to reflect an effective date of December 1, 2004, paid in cash. The acquisition was accounted for under the purchase method of accounting. No goodwill arose from the purchase. Revenue and expense from the property will be recognized beginning February 1, 2005.

         We believe that the foregoing acquisition is consistent with our strategic business plan to acquire established oil and gas properties in order to exploit them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both. At the purchase date, the field's production capacity is estimated to average approximately 70 barrels of oil per day. Following the closing, we initiated a program of restoring shut-in wells to production, increasing overall production per well by addition of incremental water disposal capacity and utilizing gas production to replace purchased power for pumps.

         In September 2004, we purchased approximately 140 wells in the same fields from another operator. Those leases and wells directly offset (i.e. are geographically and geologically adjacent to) the wells purchased in February 2005, and NGS anticipates that the combination of operations will result in a more efficient and effective operation.

         As is common with the purchase of producing oil and gas properties, we assumed an asset retirement obligation. In accordance with FAS 143, management is making an assessment as to the amount of liability to be recorded in the Company's financial statements as a result of our assumption of this obligation. Due to the current high price for steel tubular goods and wellhead equipment installed on the wells, we believe the retirement obligation, net of salvage, will not be significant and will not materially impact our balance sheet or income statement, prospectively or in the future.

3.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted loss per share:

                                                                                    FOR THE PERIOD FROM
                                                                                    SEPTEMBER 23, 2003
                                                                 SIX MONTHS ENDED     (INCEPTION) TO
                                                                DECEMBER 31, 2004    DECEMBER 31, 2003
                                                                -----------------   -------------------
Numerator:

       Net loss applicable to common stockholders                  $ (775,843)           $ (336,905)
       Plus income impact of assumed conversions:
           Preferred stock dividends                                   N/A                   N/A
           Interest on convertible subordinated notes                  N/A                   N/A
                                                                   ----------            ----------
       Net loss applicable to common stockholders plus assumed
           Conversions                                             $ (775,843)           $ (336,905)
                                                                   ==========            ==========
Denominator:

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
       Redeemable preferred stock                                      N/A                   N/A

Denominator for dilutive earnings per share -
weighted-average shares
       Outstanding and assumed conversions                         23,334,443            20,091,720

Loss per common share:
       Basic and diluted                                           $    (0.03)           $    (0.02)
                                                                   ==========            ==========


4.       LIQUIDITY

         As of December 31, 2004, we had $91,563 of unrestricted cash and negative working capital of $1,349,315. We incurred losses for the six months ended December 31, 2004 of $738,343. Our negative working capital of $1,349,315 was adversely impacted by an aggregate $941,688 of short-term secured notes we owed our Chairman on the Bridge Loan, the short-term note owed to our CEO, the Cananwill insurance policy loan and the AICCO insurance policy loan, all described in Note 5, Notes Payable.

         During the six months ended December 31, 2004, our Chairman loaned us, through series of advances, $920,000, pursuant to a secured promissory note bearing interest at 10% per annum (the "Bridge Loan") earmarked for our purchase of working interests in the Tullos Urania Field in Louisiana, working capital and certain costs related to the closing of the Prospect Loan (as described below). Pursuant to the Prospect Loan and Prospect Energy Corporation's written approval of substantial compliance with the hedging requirements, we were permitted to repay in full the Bridge Loan following satisfaction of certain requirements, including the acquisition of oil and gas price hedges for at least 50% of current net production for a two year period. On February 15, 2005, we paid off the Bridge Loan, including accrued interest thereon, in the amount of $953,589. As of February 22, 2005 we had entered into contracts to hedge in excess of 50% of our estimated production from existing proved developed producing reserves covering a two year period.

         On February 3, 2005, we completed a financing with Prospect Energy and drew down $3,000,000 of a $4,800,000 secured mezzanine loan facility (the "Prospect Loan"). The initial draw was used to fund the February 2005 acquisition of properties in Louisiana, costs of the financing, funding of a debt service reserve fund, repayment of the Bridge Loan, immediate re-development of our existing properties and for working capital purposes. After repayment of the Bridge Loan on February 15, 2005, we had unrestricted cash on hand of approximately $500,000 and the ability to draw down the remaining $1,800,000 commitment on or before May 4, 2005.

         After taking into account the effect of the completion of the February 2005 acquisition of properties (see Note 2) and the Prospect Loan, and before taking into account the effect of any new projects or acquisitions, we believe that our current liquidity, credit availability and anticipated operating cash flows will be sufficient to meet our near-term operating expense and capital expenditure needs, absent unanticipated reductions of revenue or increases in expenses due to factors including but not limited to drops in product prices, unanticipated shut downs, bad weather and unforeseen expenses.

         In accordance with our business objectives, we plan to continue expending considerable time and effort to secure additional capital in order to acquire additional oil and gas property. There can be no assurance that we will be able to secure such additional financing on terms satisfactory to us or at all, or that we will be able to identify acquisitions that meet our strategic objectives.

5.       NOTES PAYABLE

         The following table sets forth the Company's notes payable balances

                    BORROWING                DECEMBER 31, 2004     JUNE 30, 2004
                    ---------                -----------------     -------------
         Delhi Mortgage Notes                    $     --            $732,807
         AICCO Insurance Premium Loan               6,784              43,428
         Bridge Loan                              941,688                  --
         Cananwill Insurance Premium Loan          26,664                  --
         Robert Herlin                              3,000                  --

         TOTAL OUTSTANDING                       $978,136            $776,235


         DELHI MORTGAGE NOTES: In September 2003, we issued $1,500,000 of notes payable in connection with our acquisition of the Delhi Field. The notes were collateralized by a first mortgage on the Company's Delhi field and were payable to the sellers in twelve equal monthly installments beginning on January 30, 2004. Although the notes bear no interest, the Company imputed interest at 8% per annum, thus resulting in an initial recorded principal amount of $1,407,049.

         AICCO LOAN: In May 2004, we borrowed $49,490 to finance 70% of our Director and Officer's liability insurance premiums. The note requires eight level mortgage-amortizing payments in the amount of $6,350 per month, including 7% interest per annum.

         CANANWILL LOAN: In October 2004, we borrowed $33,186 to finance 80% of our General Liability, Casualty and Well Control insurance premiums. The note requires ten level payments in the amount of $3,399 per month, including 5.25% interest per annum.

         BRIDGE LOAN: During the six months ended December 31, 2004, we borrowed $920,000 under a short-term secured promissory note (the "Bridge Loan") held by Laird Q. Cagan, the Company's Chairman and a major stockholder, secured by a pledge of all of our assets. The loans were earmarked as partial bridge financing for our September 2, 2004 purchase of the Tullos Urania Field properties for $725,000, prior to post closing adjustments, on working capital and certain costs related to the closing of the Prospect Loan. On February 15, 2005, we paid off the Bridge Loan to Mr. Cagan, totaling $953,589, including accrued interest at 10% per annum as specified in the Bridge Loan.

         HERLIN LOAN: During the six months ended December 31, 2004 Mr. Herlin advanced us $3,000 for working capital.

         PROSPECT ENERGY LOAN: As described in Note 4, on February 3, 2005 we completed a financing from Prospect Energy. To date, we have drawn $3,000,000 under the facility in order to pay fees and expenses related to the financing, to fund the debt service reserve account, to fund the purchase of additional oil producing properties in the Tullos Urania and Colgrade Fields in Louisiana, to pay off the Bridge Loan to Mr. Cagan, to fund working capital and to fund the immediate re-development of our existing properties. An additional $1.8 million may be drawn on the Prospect Loan within 90 days of closing. The loan bears an initial interest rate of 14% per annum payable in arrears, has a term of five years and does not require principal payments until the end of the term. Irrevocable and revocable warrants were also granted to Prospect as described in Note 6, Common Stock and Options. The Prospect Loan Agreement requires us to meet certain financial covenants including a 1.5:1 ratio of borrowing base to debt and, commencing with the quarter ended September 30, 2005, 2.0:1 ratio of EBITDA to interest. We have the ability to incur senior secured debt if certain conditions are met.

6.       COMMON STOCK AND STOCK OPTIONS

         Common Stock

         From July 1 through December, 31, 2004, we raised gross proceeds of $579,848 from the sale of 394,200 shares of our common stock in addition to 50,000 shares that were exercised under the Company's stock option plan. In connection with these issuances, we incurred placement fees to Chadbourn Securities and Laird Q. Cagan, our Chairman, in the aggregate amount of $17,840 and were obligated to issue them warrants to purchase up to 12,536 shares of our common stock at an exercise price of $1.50 per share. We also paid $32,659 to unrelated third parties as finder's fee.

         Options

         During the six months ended December 31, 2004, the Board approved the grant of options to purchase up to an aggregate total of 200,000 shares of common stock with an exercise price of $1.00 per share, to each of our two independent board members, Messrs. Gene Stoever and Jed DiPaolo (100,000 shares each). The options vest over a two-year period beginning May 26, 2004, the date of the directors' election to the Board of Directors.

         As part of the Prospect Loan completed on February 3, 2005, we issued Prospect Energy a warrant to acquire up to 450,000 shares of common stock exercisable over a ten-year term at a price of $0.75 per common share. We also issued Prospect Energy a revocable warrant to acquire up to 300,000 shares of common stock on the same terms; however, this warrant will be automatically revoked if we attain certain financial targets by the end of February 2006.

         We account for our stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. During the six months period ended December 31, 2004, we issued options to two Board members to purchase up to 100,000 shares each, exercisable at $1.00 per share.

         The following table illustrates the effect on net income and earnings per share for the six months ended December 31, 2004, as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, issued in December 2002.

                                                                                  Six Months Ended
                                                                                  December 31, 2004
                                                                                  -----------------
                                                                                   (in thousands)
         Pro forma impact of fair value method (SFAS 148):
              Net loss attributable to common stockholders, as reported               $(775,843)
              Plus compensation expense determined under the Intrinsic Value Method     111,120
              Less compensation expense determined under the Fair Value Method         (157,298)
                                                                                      ---------
              Pro forma net loss attributable to common stockholders                  $(822,021)

         Loss per share (basic & diluted):
              As reported                                                             $   (0.03)
              Pro forma                                                               $   (0.04)
                 Weighted average Black-Scholes fair value assumptions:
                      Risk free interest rate                                              4.93%
                      Expected life                                                      3 years
                      Expected volatility                                                   104%
                      Expected dividend yield                                               0.0%


7.       RELATED PARTY TRANSACTIONS

         Laird Q. Cagan, Chairman of the Board of the Company, is a Managing Director of Cagan McAfee Capital Partners, LLC ("CMCP"). CMCP performs financial advisory services to the Company pursuant to a written agreement, earning a monthly retainer of $15,000. At December 31, 2004, Mr Cagan's fees for March through December, 2004, totaling $150,000, were accrued, but unpaid. In addition, Mr. Cagan is a registered representative of Chadbourn Securities, Inc. ("Chadbourn"), the Company's placement agent in private equity financings. Mr. Cagan and Chadbourn Securities earned $17,840 for the placement of 394,200 shares of our common stock during the six months ended December 31, 2004.

         Also during the six month period ended December 31, 2004 we charged $17,840 to stockholder's equity as a reduction of the proceeds from common stock sales placed by Chadbourn Securities and Laird Q. Cagan and were obligated to issue warrants to purchase up to a total of 12,536 shares of Common Stock to Chadbourn Securities and Laird Q. Cagan in connection with the placement of our common shares. These warrants have a $1.50 exercise price and a seven-year term.

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

         During the six months ended December 31, 2004, Laird Cagan, Chairman of the Board of the Company, loaned us $920,000 under the Bridge Loan. See
         Note 5, Notes Payable, for a further explanation.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2004, we had $91,563 of unrestricted cash and negative working capital of $1,349,345. We incurred losses for the six months ended December 31, 2004 of $738,343. Our negative working capital of $1,349,345 was adversely impacted by an aggregate $941,688 of short-term secured notes we owed our Chairman on the Bridge Loan, the short-term note owed to our CEO, the Cananwill insurance policy loan and the AICCO insurance policy loan, all described in Note 5, Notes Payable.

         On February 3, 2005, we completed a financing with Prospect Energy and drew down $3,000,000 of a $4,800,000 secured mezzanine loan facility (the "Prospect Loan"). The initial draw was used to fund the February 2005 acquisition of properties in Louisiana for $812,733 less an adjustment for December income, $96,0000 origination fee paid to Prospect, funding of a $225,000 debt service reserve fund, repayment of the Bridge Loan in the amount of $953,586, immediate re-development of our existing properties and replenishment of working capital. After payments of these amounts, we had unrestricted cash on hand of approximately $500,000 and the ability to draw down the remaining $1,800,000 commitment on or before May 4, 2005, the 90th day following the closing of the facility.

         After completion of the February 2005 acquisition of properties, we believe that our current liquidity, credit availability and operating cash flows will be sufficient to meet the near-term operating expense and capital expenditure needs of NGS as budgeted, excluding any new projects or acquisitions, absent unanticipated reductions of revenue or increases in expenses due factors such as a drop in product prices, unanticipated shut downs, bad weather, unforeseen expenses and the like.

         ADDITIONAL SALES OF COMMON STOCK: From July 1 through December 31, 2004 we raised $579,848 of gross cash proceeds from the private sale of 394,200 shares of our common stock, before commissions. We plan to continue to raise funds through additional sales of equity securities in private transactions.

         INCREASE IN OPERATING CASHFLOWS: We continue to work on increasing cash flow from operations through our Delhi, Tullos Urania, Colgrade and Crossroads Fields, thereby spreading our overhead, including significant expenses of being a public company, over a larger revenue base. We also expect to continue evaluating additional acquisition candidates that would increase our cash flows from operations.

RESULTS OF OPERATIONS

We did not commence our oil and gas operations until October 2003. Accordingly, quarter-by-quarter comparisons of our results of operations would not be meaningful and are therefore not presented. Instead, we provide a brief overview of our operations to date and indicate the progress we have made with respect to our operations as compared to the last calendar quarter of 2003.

During the three months ended December 31, 2004, we generated revenues of $365,768, as compared to $24,249 for the period from our inception (September 23, 2003) through December 31, 2003 (herein referred to as "the quarter ended December 31, 2004"). Of significance in the current fiscal period, we reported our first full fiscal quarter of natural gas sales from our Delhi Field and revenues from our first acquisition of producing oil wells in the Tullos Urania, Colgrade and Crossroads Fields.

Our operating results for the three months ended December 31, 2004 were adversely impacted by the following events:

     o Our most significant oil well, the Delhi Ut. #197-2, sanded up on two occasions, causing loss of its 25+ barrels of oil per day and approximately 50,000 cubic feet of gas per day for 29 total days and reduced production for a number of additional days.

     o Our leased gas dehydrator at the Delhi Field ceased to work, resulting in an 11 day shut down of gas sales prior to replacement of the unit by a new dehydrator purchased by the Company.

     o Severe cold weather beginning in late November and extending into late December caused our gas treating plant, thus our gas sales, to be shut -in for 22 days.

     o The seller of the first assets purchased in September 2004 in the Tullos Urania, Crossroads and Colgrade Fields, and who remained as a contract operator following the sale, shut in our oil production for 7 days at the end of December and the first 5 days of January 2005 due to a disagreement with us over the time required to effect the regulatory change in operator of the purchased wells from the seller to our subsidiary, Four Star Development Corporation.

The following remedial actions have been taken:

     o We made changes to our gas treating plant to reduce our exposure to cold weather induced shut-downs.

     o We replaced the defective leased dehydrator with a new, purchased dehydrator.

     o We adopted a new procedure for desanding the 197-2 well, which we believe will reduce similar losses of production in the future.

     o We completed the change in operator filings with the State of Louisiana, and our subsidiary is now the listed operator in full control of our acquired Tullos Field operations.

Following is a summary of the progress we've made in both production and revenue, net to our interest:

                                   THREE MONTHS ENDED     THREE MONTHS ENDED
      NET TO NGS:                        12-31-03              12-31-04
--------------------------         ------------------     ------------------
Oil & Gas Revenue                         $24,249              $365,768

Oil Volumes Sold                          857 BO               5,234 BO
Gas Volumes Sold                           0 MCF               15,679 MCF
Barrels of Oil Equivalent                 857 BOE              7,847 BOE

Oil Price per Barrel                      $28,29                $47.94
Gas Price per MCF                           N/A                  $7.32

Operating Cost per BOE                    $92.54                $24.14
DD&A per BOE                              $16.29                 $6.88

Average daily production was 85 BOEPD for the three months period ended December 31, 2004 compared to 9 BOEPD during the three months period ended December 31, 2003. Three factors were primary in causing our production to increase over the prior year's period.

     o    The startup of gas sales from our Delhi Field;

     o The restoration to production of several wells, particularly the 197-2 and 204-2 and the re-completion of other wells, particularly the 184-2;

     o The purchase of our interest in the Tullos Urania, Colgrade and Crossroads Fields. On a BOE basis, operating expenses declined to $24.14 BOE ($189,405) for the three months ended December 31, 2004 from $92.54 per BOE ($79,305), for the three months ended December 31, 2003. Operating expenses for both periods are still high, but we believe our plan to increase production will prove successful.

General and Administrative expenses increased for the three months ended December 31, 2004 to $503,069, from $239,093 for the three months ended December 31, 2003. Of the $503,069 incurred in the quarter ended December, 2004, $50,000 was accrued for year-end bonuses and approximately $162,000 of G&A expenses were incurred for audit, tax, legal, printing, stock transfer and similar services required to file our annual proxy statement, tax work related to the merger and increased expenses as a result of being a public company.,

ITEM 3.  CONTROLS AND PROCEDURES

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.   UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

As reported in our current reports on Form 8-K filed October 26, 2004, and November 17, 2004.

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

(b) REPORTS ON FORM 8K

         Current Report on Form 8K filed October 26, 2004
         Amended Current Report on Form 8K filed November 17, 2004 Current Report on Form 8K filed November 17, 2004

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATURAL GAS SYSTEMS, INC.


                                        By: /s/ Sterling H. McDonald
                                            ----------------------------
                                            Sterling H. McDonald
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Date: February_____, 2005