Form 10QSB
period 2005-03-31
NATURAL GAS SYSTEMS INC/NEW
filed 2005-05-16
CIK 1006655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

    ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period ____________ to _____________

                        Commission File Number 000-27862

                            NATURAL GAS SYSTEMS, INC.
               (Exact name of registrant as specified in charter)



           Nevada                                       41-1781991
-----------------------------                 -------------------------------
(State or other jurisdiction                 (I.R.S. employer identification
      of incorporation or
         organization)


                  820 Gessner, Suite 1340, Houston, Texas 77024
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (713) 935-0122

       As of May 12, 2005, the number of shares of common stock issued and outstanding was 24,629,600 shares.

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No[_]

Transitional Small Business Format (Check One): Yes [_] No: [X]

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31, 2005    JUNE 30, 2004
                                                                   --------------    -------------
                                                                    (unaudited)
                                     ASSETS
Current Assets:
        Cash                                                        $   978,412       $   367,831
        Accounts receivable                                             176,388            24,387
        Inventories                                                     250,050           115,859
        Prepaid expenses                                                 55,872            69,067
        Retainers and deposits                                           34,530             5,000
                                                                    -----------       -----------
                Total current assets                                  1,495,252           582,144

        Oil & Gas properties - full cost                              4,922,029         3,075,438
        Oil & Gas properties - not amortized                             95,510           105,225
        Less:  accumulated depletion                                   (212,330)          (55,509)
                                                                    -----------       -----------
                Net oil and gas properties                            4,805,209         3,125,154

        Furniture, fixtures, and equipment, at cost                       8,128             3,091
        Less:  accumulated depreciation                                  (2,461)           (1,159)
                                                                    -----------       -----------
                Net furniture, fixtures, and equipment                    5,667             1,932

Other Assets:
        Restricted deposits                                             602,246           301,835
        Other assets                                                    304,103                 0
                                                                    -----------       -----------
                Net other assets                                        906,349           301,835
                                                                    -----------       -----------
                Total assets                                          7,212,477         4,011,065
                                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                                                499,206           139,188
        Accrued liabilities                                              98,192            50,073
        Notes payable                                                    16,774           776,235
        Production taxes payable                                         48,837                 0
                                                                    -----------       -----------
                Total current liabilities                               663,009           965,496

Long term Liabilities:
        Notes payable                                                 2,877,846                 0
        Deferred plugging and abandonment liabilities                   321,374           311,442
                                                                    -----------       -----------
                Total liabilities                                     3,199,220           311,442

Stockholders' Equity:
      Common Stock, par value $0.001 per share;                          23,409            22,945
      100,000,000 shares authorized, 23,409,600 and 22,945,400
         shares issued and outstanding as of March 31, 2005
          and June 30, 2004, respectively
      Subscription receivable                                                30                 0
      Additional paid-in capital                                      6,684,358         4,453,905
      Deferred stock based compensation                                (310,187)         (378,136)
      Retained earnings (deficit)                                    (3,047,362)       (1,364,587)
                                                                    -----------       -----------
              Total stockholders' equity                              3,350,248         2,734,127
                                                                    -----------       -----------
              Total liabilities and stockholders' equity            $ 7,212,477       $ 4,011,065
                                                                    ===========       ===========

     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           NINE MONTHS       FOR THE PERIOD FROM
                                                          ENDED MARCH 31,    SEPTEMBER 23, 2003
                                                               2005            (INCEPTION) TO
                                                                               MARCH 31, 2004
                                                           ------------         ------------
                                                            (unaudited)          (unaudited)
Revenues:
             Oil sales                                     $    723,625         $     72,801
             Gas sales                                     $    293,203         $       --
                                                           ------------         ------------
                     Total revenues                        $  1,016,828         $     72,801

Expenses:
             Operating costs                               $    555,418         $    134,929
             Production taxes                              $     44,773         $      9,027
             Depletion                                     $    158,123         $     27,537
             General and administrative                    $  1,706,871         $    509,783
                                                           ------------         ------------
                                                           $  2,465,185         $    681,276

             Loss from operations                          $ (1,448,357)        $   (608,475)

Other income and expense:
             Interest income                               $      8,226         $      3,413
             Interest expense                              $   (201,698)        $    (56,350)
             Unrealized loss on financial instruments      $    (40,946)        $       --
                                                           ------------         ------------
                     Total other income and expense        $   (234,418)        $    (52,937)
                                                           ------------         ------------
Net Loss                                                   $ (1,682,775)        $   (661,412)
                                                           ============         ============

          Loss per common share, basic and diluted         $      (0.07)        $      (0.03)

          Weighted average number of common shares,
          basic and diluted                                  23,299,719           20,948,744


     See accompanying notes to condensed consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED     FOR THE PERIOD
                                                                                 MARCH 31, 2005     FROM SEPTEMBER 23,
                                                                                                    2003 (INCEPTION)
                                                                                                    TO MARCH 31, 2004
                                                                                 -----------           -----------
                                                                                 (unaudited)            (unaudited)
Operating activities:
          Net loss                                                               $(1,682,775)          $  (661,412)

          Adjustments to reconcile net loss to net cash used by operating activities:
                 Stock-based compensation                                            620,589               104,707
                 Depletion                                                           156,821                27,537
                 Depreciation                                                          1,302                   773
                 Accretion of asset retirement obligation                              9,932                     0
          Changes in assets and liabilities:
                 Accounts receivable                                                (152,001)              (73,625)
                 Retainers and deposits                                              (29,530)             (342,473)
                 Inventories                                                        (134,191)             (119,908)
                 Accounts payable                                                    360,018               109,397
                 Production taxes payable                                             48,837                     0
                 Prepaid expenses                                                     13,195               (11,413)
                 Accrued expenses                                                     48,119                     0
                                                                                 -----------           -----------
                         Net cash used by operating activities                      (739,684)             (966,417)

Investing activities:
                 Capital expenditures for oil and gas properties                  (1,836,876)           (3,331,553)
                 Capital expenditures for furniture, fixtures and equipment           (5,037)               (3,092)
                 Other assets                                                       (344,811)              308,206
                                                                                 -----------           -----------
                         Net cash used in investing activities                    (2,186,724)           (3,026,439)

Financing activities:
                 Deferred financing fees                                            (259,703)                    0
                 Proceeds from notes payable                                       3,855,721             1,088,499
                 Payments on notes payable                                        (1,737,336)                    0
                 Proceeds from issuance of common stock                            1,678,307             3,018,200
                                                                                 -----------           -----------
                         Net cash generated by financing activities                3,536,989             4,106,699

          Net increase in cash                                                       610,581               113,843

          Cash and cash equivalents, beginning of period                             367,831                     0

          Cash and cash equivalents, end of period                                   978,412               113,843

          Supplemental Cash Flow Information:
                 Interest paid                                                   $   168,475           $      --
          Non-cash transactions:
                 Seller note issued to acquire properties, net of discount       $      --             $ 1,407,049

                 Assumption of plugging and abandonment liability                $      --             $   301,835


     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

NATURAL GAS SYSTEMS, INC. AND SUBSIDIARIES

1. NATURE OF BUSINESS, ORGANIZATION AND BASIS OF PREPARATION AND PRESENTATION

Headquartered in Houston, Texas, Natural Gas Systems, Inc. (the "Company", "NGS", "we" or "us") is a petroleum company incorporated under the laws of the State of Nevada, engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas from underground reservoirs. The Company acquires established oil and gas properties and exploits them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both. At March 31, 2005, NGS conducted operations through its 100% working interests in the Delhi, Tullos Urania, Crossroads and Colgrade Fields located in Louisiana.

The condensed consolidated financial statements for the nine month period ended March 31, 2005 have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnotes normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted or condensed. However, in management's opinion, all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position and results of operations of the Company have been made.

The condensed consolidated financial statements provided herein should be read in conjunction with the financial statements and their accompanying notes included in the Company's Form 10-KSB filed for the period ended June 30, 2004 and Forms 10-QSB filed for the fiscal quarters ended September 30, 2004 and December 31, 2004.

2. ACQUISITIONS

On February 3, 2005, we completed the purchase of a 100% working interest in certain leases with approximately 65 producing oil wells, 9 salt water disposal wells and 56 shut-in wells located in the Tullos Urania and Colgrade Fields in La Salle and Winn Parishes, Louisiana. Four of the 56 shut-in wells will require a new lease prior to restoration of production. The purchase price was $798,907 after post-closing adjustments to reflect an effective date of December 1, 2004, paid in cash. The acquisition was accounted for under the purchase method of accounting. No goodwill arose from the purchase. Revenue and expense from the property is recognized beginning February 1, 2005.

We believe that the foregoing acquisition is consistent with our strategic business plan to acquire established oil and gas properties in order to exploit them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both. At the purchase date, the field's production capacity was estimated to average approximately 70 barrels of oil per day. Following the closing, we initiated a program of restoring shut-in wells to production, increasing overall production per well by the addition of incremental water disposal capacity and utilizing gas production to replace purchased power for pumps.

In September 2004, we purchased approximately 140 wells in the same fields from another operator. Those leases and wells directly offset (i.e. are geographically and geologically adjacent to) the wells purchased in February 2005, and NGS anticipates that the combination of operations will result in a more efficient and effective overall operation. Each of these property acquisitions, together and individually, are referred to as the "Tullos Field Area."

As is common with the purchase of producing oil and gas properties, we assumed an asset retirement obligation in connection with the acquisition of the fields described above. In accordance with FAS 143, management is making an assessment as to the amount of liability to be recorded in the Company's financial statements as a result of our assumption of these obligations.

3. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

                                                                                 For the period
                                                              Nine months       from September 23,
                                                            ended March 31,     2003 (inception)
                                                                2005            to March 31, 2004
                                                             ------------       ----------------
Numerator:
     Net loss applicable to common stockholders              $ (1,682,775)      $       (661,412)
     Plus income impact  of assumed conversions:
          Preferred stock dividends                                   N/A                    N/A
          Interest on convertible subordinated notes                  N/A                    N/A
                                                             ------------       ----------------
     Net loss applicable to common stockholders
       plus assumed conversions                              $ (1,682,775)      $       (661,412)
                                                             ============       ================

Denominator:

Affect of potentially dilutive common shares:
        Warrants                                                      N/A                    N/A
        Employee and director stock options                           N/A                    N/A
        Convertible preferred stock                                   N/A                    N/A
        Convertible subordinated notes                                N/A                    N/A
        Redeemable preferred stock                                    N/A                    N/A
Denominator for dilutive earnings per share -  weighted
average shares
     Outstanding and assumed conversions                       23,299,719             20,948,744

Loss per common share:
     basic and diluted                                       $      (0.07)      $          (0.03)
                                                             ============       ================

4. LIQUIDITY

As of March 31, 2005, we had $978,412 of unrestricted cash and positive working capital of $832,243, excluding $800,000 available for drawing under a facility provided by Prospect Energy Corporation (the "Prospect Facility" or "Facility"), which we have allowed to expire on May 3, 2005 as described in Note 5 below. We incurred losses for the nine months ended March 31, 2005 of $1,682,775, of which $620,589 were related to non-cash general and administrative charges associated with compensatory stock expense (See Note 6). Our positive working capital of $832,243 at March 31, 2005 was positively impacted by the $4,000,000 we received under the Prospect Facility, the proceeds of which were used to pay off most of our short-term debt and to replenish our working capital. See Note 5, Notes Payable.

During the nine months ended March 31, 2005, the Chairman of our Board of Directors, Laird Q. Cagan, loaned us, through a series of advances, $920,000 pursuant to a secured promissory note bearing interest at 10% per annum (the "Bridge Loan"), earmarked for our purchase of working interests in the Tullos Urania Field in Louisiana, working capital and certain costs related to the closing of the Prospect Facility. Pursuant to the terms of the Prospect Facility, we were permitted to repay in full the Bridge Loan following satisfaction of certain requirements, including the acquisition of oil and gas price hedges for at least 50% of current net production for a two year period. On February 15, 2005, we paid off the Bridge Loan in full, including accrued interest thereon, in the amount of $953,589. As of February 22, 2005 we had entered into contracts to hedge in excess of 50% of our estimated production from existing proved developed producing reserves covering a two year period.

On February 3, 2005, we closed the Prospect Facility and drew down $3,000,000, and on March 16, 2005 we drew down an additional $1,000,000 on the total of $4,800,000 committed under the Facility. The draws were used to fund the February 2005 acquisition of properties in Louisiana, costs of the financing, funding of a debt service reserve fund, repayment of the Bridge Loan, immediate re-development of our existing properties and for working capital purposes. We allowed the remaining $800,000 commitment to expire on May 3, 2005. After taking into account the effect of the completion of the February 2005 acquisition of properties (see Note 2), the closing of the Prospect Facility and our recent private placement of common stock described below, and before taking into account the effect of any new projects or acquisitions, we believe that our current liquidity and anticipated operating cash flows will be sufficient to meet our near-term operating expense and capital expenditure needs, absent unanticipated reductions of revenue or increases in expenses due to factors including, but not limited to, drops in product prices, unanticipated shut downs, bad weather and unforeseen expenses.

Subsequent to the end of the quarter, on May 6, 2005, we closed a private placement of 1,200,000 shares of common stock with a European institutional investor at a $2.50 price per share. Our gross proceeds were $3,000,000 before payment of a $240,000 placement fee to Chadbourn Securities and Laird Q. Cagan, the Chairman of our Board of Directors, and our obligation to issue them warrants to purchase up to 96,000 shares of our common stock at a price of $2.50 per share.

In accordance with our business objectives, we plan to continue expending considerable time and effort to secure additional capital in order to acquire additional oil and gas properties. There can be no assurance that we will be able to secure such additional financing on terms satisfactory to us or at all, or that we will be able to identify acquisitions that meet our strategic objectives.

5. NOTES PAYABLE

The following table sets forth the Company's notes payable balances as of the dates indicated:

                                               MARCH 31,       JUNE 30,
             BORROWING                           2005            2004
             ---------                        ----------      ----------
Delhi Mortgage Note                           $       --      $  732,807
AICCO Insurance Premium Loan                          --          43,428
Cananwill Insurance Premium Loan                  16,774              --
Prospect Energy 5-Year Note                    2,877,846              --
Bridge Loan by our Chairman of the Board              --              --
Herlin Loan                                           --              --
TOTAL OUTSTANDING                             $2,894,620      $  776,235

DELHI MORTGAGE NOTES: In September 2003, we issued $1,500,000 of notes payable in connection with our acquisition of the Delhi Field. The notes were collateralized by a first mortgage on our Delhi Field and were payable to the sellers in twelve equal monthly installments beginning on January 30, 2004. Although the notes bear no interest, the Company imputed interest at 8% per annum, thus resulting in an initial recorded principal amount of $1,407,049. At March 31, 2005, there were no outstanding amounts owed under the Delhi Mortgage Notes.

AICCO LOAN: In May 2004, we borrowed $49,490 to finance 70% of our Director and Officer's liability insurance premiums. The loan required eight level mortgage-amortizing payments in the amount of $6,350 per month, including 7% interest per annum. At March 31, 2005, there were no outstanding amounts owed under the AICCO Loan.

CANANWILL LOAN: In October 2004, we borrowed $33,186 to finance 80% of our General Liability, Casualty and Well Control insurance premiums. The loan requires ten level payments in the amount of $3,399 per month, including 5.25% interest per annum. At March 31, 2005, $16,774 was owed under the Cananwill Insurance Premium Loan.

BRIDGE LOAN: As described in Note 4, during the nine months ended March 31, 2005, we borrowed a total of $920,000 from Laird Q. Cagan, the Company's Chairman and a major stockholder, secured by a pledge of all of our assets. On February 15, 2005, we repaid the Bridge Loan in full.

HERLIN LOAN: During the nine months ended March 31, 2005, Mr. Herlin advanced us $3,000 for working capital, with interest payable at 10% per annum. At March 31, 2005, Mr. Herlin's loan was included in accounts payable, which was paid in April, 2005.

PROSPECT FACILITY: As described in Note 4, on February 3, 2005 we closed the "Prospect Facility" (or "Facility"). Advances under the Prospect Facility can aggregate up to $4,800,000 if funded on or prior to May 3, 2005. To date, we have drawn $4,000,000 under the Facility in order to pay fees and expenses related to the financing, to fund the debt service reserve account, to fund the purchase of additional oil producing properties in the Tullos Urania and Colgrade Fields in Louisiana, to pay off the Bridge Loan to Mr. Cagan, to fund working capital and to fund the immediate re-development of our existing properties. We have allowed the remaining $800,000 commitment to expire as of May 4, 2005. At March 31, 2005, we owed $2,877,846 on the Prospect Facility, including the accreted discount through such date. At maturity or, exclusive of any prepayment penalty, on early prepayment, the total amount owed under the Facility will be $4,000,000 due to accretion of the original issue discount.

Under the terms of the Prospect Facility, each advance requires us to issue two securities, a debt security and an equity security (in the form of irrevocable and revocable warrants) as follows:

(i) The debt securities issued under the Facility (the "Prospect Loan(s)") were secured by all of our assets, bear an initial interest rate of 14% per annum payable in arrears on the "face" (the par or matured amount of the loan), mature on February 2, 2010 and do not require principal payments until the end of the term. For each draw under the Facility, we recorded a loan with an imputed discount equivalent to the value of the Prospect Warrants described below. Through March 31, 2005, we had drawn $4,000,000 under the Facility, crediting $2,850,992 (net of the discount described below) to the Prospect Loan. The fair value of the Prospect Warrants of $1,149,008 was recorded as a discount on the Prospect Loans with a corresponding credit to additional paid-in capital for the Prospect Warrants. The discount will be accreted as additional loan interest expense using the interest rate method over the five-year life of the loan, yielding an annual effective interest rate of 27.26% and 24.87% for the first and second Prospect Loans, respectively.

(ii) The equity securities issued under the Facility consisted of irrevocable and revocable warrants (the "Prospect Warrants"). An irrevocable warrant to purchase one share of our common stock was issued to Prospect for each $6.666667 drawn under the Facility, and a revocable warrant to purchase one share of our common stock was issued for each $10 drawn under the Facility. Through March 31, 2005 we had issued to Prospect Energy irrevocable warrants to acquire up to 600,000 shares of common stock exercisable over a five-year term at a price of $0.75 per common share, and revocable warrants to acquire up to 400,000 shares of common stock on the same terms, except that the revocable warrants will be automatically canceled if we attain certain financial targets by the end of February 2006, and such revocable warrants cannot be exercised prior to such date. As described under the Prospect Loan above, the Prospect Warrants have been credited to additional paid-in capital in the amount of $1,149,008. The holder of the shares of common stock underlying the Prospect Warrants are subject to a registration rights agreement, briefly described in Note 6, "Common Stock, Options and Warrants".

Among other restrictions and subject to certain exceptions, the Prospect Facility restricts us from creating liens, entering into certain types of mergers or consolidations, incurring additional indebtedness, changing the character of our business, or engaging in certain types of transactions. The Loan Agreement also requires us to maintain specified financial ratios (including a 1.5:1 ratio of borrowing base to debt and, commencing with the quarter ended September 30, 2005, a 2.0:1 ratio of operating cash flow to interest). In order to satisfy certain of these ratios, we will need to significantly increase our operating cash flow, of which there can be no assurance.

6. COMMON STOCK, OPTIONS AND WARRANTS

                                  Common Stock

During the nine months ended March, 31, 2005, we raised gross proceeds of $1,728,876 from the sale of our common stock and warrants to purchase our common stock. Of the total, $579,868 was received from the sale of 394,200 shares of our common stock and 70,000 shares were issued upon the exercise of options previously granted under the stock option plan. The remaining $1,149,008 was allocated to the sale of the Prospect Warrants as described under "Options and Warrants" in this footnote. In connection with these issuances, we incurred placement fees to Chadbourn Securities and Laird Q. Cagan, our Chairman, in the aggregate amount of $17,840 and were obligated to issue them warrants to purchase up to a total of 12,536 shares of our common stock at an exercise price of $1.50 per share. We also paid $32,659 to unrelated third parties as finder's fees.

On May 6, 2005, we raised gross proceeds of $3,000,000 from the sale of common stock from one institutional investor in a private placement. A placement fee of $240,000 was paid to Chadbourn Securities and Laird Q. Cagan, and the Company is obligated to issue them warrants to purchase 96,000 shares of common stock at a price of $2.50 per share.

                              Options and Warrants

During the nine months ended March 31, 2005, we issued options to purchase 200,000 shares of our common stock, issued warrants to purchase 1,429,836 shares of our common stock (including the warrants described under "Common Stock" in this footnote), cancelled warrants to purchase 16,000 shares of our common stock and honored the exercise of warrants to purchase 104,800 shares of our common stock, as described below:

With respect to the 200,000 options, on October 22, 2004 we recorded the grant of options to purchase up to an aggregate total of 200,000 shares of common stock with an exercise price of $1.00 per share, to our two independent board members, in error. In fact, the options were issued at an exercise price of $1.27 per share, which was 85% of the market price at the time of the grant, the minimum threshold allowed under the Stock Plan of 2004 (the "Plan"). In the current fiscal quarter, an adjustment was made to accurately reflect the terms of the grant.

As part of the $4,000,000 we have drawn under the Prospect Facility described in
Note 5, we have issued to Prospect Energy irrevocable warrants to acquire up to 600,000 shares of common stock exercisable over a five-year term at a price of $0.75 per common share, and revocable warrants to acquire up to 400,000 shares of common stock on the same terms, except that the revocable warrants will be automatically canceled if we attain certain financial targets by the end of February 2006. We also issued 5-year warrants to a third-party finder to acquire up to 50,000 shares of our common stock at $2.00 per share.

The shares of common stock issuable upon exercise of the Prospect Warrants are subject to a registration rights agreement, pursuant to which we have granted the holder certain piggyback registration rights.

As of January 1, 2005, we issued fully vested warrants to Tatum Partners to purchase up to 262,500 shares of our common stock at $.001 per share in exchange for a re-negotiated contract for Tatum's services. Under the terms of our original contract dated September 18, 2003, Tatum Partners agreed to provide the services of Robert Herlin as our CEO and provide access to Tatum's network of resources in exchange for a fee of $3,000 per month, a ten-year option to purchase up to 250,000 shares of our common stock at an exercise price of $.001 per share and 25% of any bonus or stock compensation awarded to Mr. Herlin during his service with us. As previously reported in our public filings, an option for 250,000 shares had been awarded in the name of Mr. Herlin in September of 2003 that was earmarked for transfer or reissuance to Tatum. Under the re-negotiated Tatum agreement, our monthly fee has been reduced to $1,000 per month, a new warrant to purchase 262,500 shares of our common stock was issued to Tatum, Tatum forfeited any interest in the original option to purchase up to 250,000 shares and Tatum agreed that they hold no rights to earn any additional amounts arising from Mr. Herlin's compensation, other than the reduced fee of $1,000 per month for one year. During the quarter ending March 31, 2005, we charged $432,976 to expense, representing the fair value of the warrants issued to Tatum. Tatum's warrants do not contain registration rights.

Also during the nine months ended March 31, 2005, we issued warrants to purchase up to 104,800 shares of our common stock at a nominal exercise price to investors who purchased our common stock in a private placement, warrants to purchase up to 50,000 shares at $2.00 per share to a third party finder in connection with the Prospect Facility, and warrants to purchase up to 12,536 shares at an exercise price of $1.50 per share to Chadbourn Securities for placement services related to sales of our common stock during the period.

During the nine months ended March 31, 2005, warrants to purchase 16,000 shares of our common stock were cancelled and warrants to purchase 104,800 shares were exercised.

We account for our employee stock option plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. The following table illustrates the effect on net income and earnings per share for the nine months ended March 31, 2005, as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, issued in December 2002.

                                                                                      Nine Months
                                                                                      ended  March
                                                                                       31, 2005
                                                                                     -------------
Pro forma impact of Fair Value Method (SFAS 148):
     Net loss attributable to common stockholders, as reported                       $  (1,682,775)
     Plus employee compensation expense determined under Intrinsic Value Method      $      11,000
     Less employee compensation expense determined under Fair Value Method           $     (51,046)
                                                                                     -------------
     Pro forma net loss attributable to common stockholders                          $  (1,722,821)

Loss per share (basic & diluted):
     As reported                                                                     $       (0.07)
     Pro Forma                                                                       $       (0.07)
        Weighted average Black-Schoales fair value assumptions:
               Risk free interest rate                                                        4.93%
               Expected life                                                               3 years
               Expected volatility                                                           103.6%
               Expected dividend yield                                                         0.0%

7. COMMODITY HEDGING

Pursuant to the terms of the Prospect Facility we closed on February 3, 2005, we entered into financial instruments covering approximately 50% of our expected oil and gas production from proved developed producing properties over the next two years. We used reserve report data prepared by W. D. Von Gonten & Co., our independent petroleum engineering firm, to estimate our future production for hedging purposes. As we may elect under FAS 133, Accounting for Derivative Instruments and Hedging Activities, we have designated our physical delivery contracts as normal delivery sale contracts. For the puts we recently purchased, we have not fulfilled the documentation requirements of FAS 133. As a result, the unrealized losses from our put contracts are expensed in our statement of operations. At March 31, 2005, we had the following financial instruments in place:

      (i) 2,100 Bbls of oil to be delivered monthly from March 2005 through February 2006 to Plains Oil Marketing LLC, at $48.35 per barrel, plus or minus changes in basis between: (a) the arithmetic daily average of the prompt month "Light Sweet Crude Oil" contract reported by the New York Mercantile Exchange, and (b) Louisiana field posted price. This is accounted for as a normal delivery sales contract.

      (ii) 100 MCFD of natural gas at a fixed price of $6.21, delivered through our Delhi Field sales tap into Gulf South's pipeline, for the account of Texla for deliveries from March 2005 to May 2006. This is accounted for as a normal delivery sales contract.

      (iii) Purchase of a non-physical put contract (or price floor) at $38 per barrel for 2,000 Bbls of crude oil production from March 2006 through February 2007. This is accounted for as a "mark-to-market" derivative investment. Of the $72,000 premium we paid for the put option, we charged $40,946 to expense for the difference between the purchase price paid and the market value of the put at March 31, 2005.

Subsequent to the end of the quarter ended March 31, 2005, we extended the price swap described in (i) above for an additional three months for the volume of 2,100 barrels of oil per month at a fixed price of $52.55 per barrel of oil.

8. RELATED PARTY TRANSACTIONS

Laird Q. Cagan, Chairman of our Board, is a Managing Director and co-owner of Cagan McAfee Capital Partners, LLC ("CMCP"). CMCP performs financial advisory services to us pursuant to a written agreement, earning a monthly retainer of $15,000. At March 31, 2005, CMCP's fees for March 2004 through January, 2005, totaling $180,000, were accrued, but unpaid. Mr. Cagan is a registered representative of Chadbourn Securities, Inc. ("Chadbourn"), our placement agent in private equity financings. Mr. Cagan and Chadbourn Securities earned $17,840 for the placement of 394,200 shares of our common stock during the nine months ended March 31, 2005.

During the nine month period ended March 31, 2005, we charged $17,840 to stockholder's equity as a reduction of the proceeds from common stock sales placed by Chadbourn Securities and Mr. Cagan, and were issued warrants to purchase up to a total of 12,536 shares of our common stock to Chadbourn Securities and Mr. Cagan in connection with the placement of our common shares. These warrants have a $1.50 exercise price and a seven-year term.

John Pimentel, a member of our Board of Directors, is a principal at CMCP.

Eric McAfee, also a Managing Director of CMCP and a significant shareholder of ours, has served as Vice Chairman of the Board of Verdisys, Inc., the provider of certain horizontal drilling services to us. During 2004, Mr. McAfee resigned from the Board of Directors of Verdisys, but continues to hold shares in both companies. Mr. McAfee has represented to us that he is also a 50% owner of Berg McAfee Companies, LLC, which owns approximately 30% of the outstanding shares of Verdisys, Inc. NGS paid $130,000 to Verdisys during fiscal 2003 and $25,960 during fiscal 2004 for horizontal drilling services.

During the nine months ended March 31, 2005, Mr. Cagan loaned us $920,000 under the Bridge Loan. We paid off the loan in the amount of $953,589, including accrued interest, on February 15, 2005. See Note 5, Notes Payable, for a further explanation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had $978,412 of unrestricted cash and positive working capital of $832,243, excluding $800,000 available for drawing under a facility provided by Prospect Energy Corporation (the "Prospect Facility" or "Facility"), which we have allowed to expire on May 3, 2005 as described in Note 5 of the Financial Statements. We incurred losses for the nine months ended March 31, 2005 of $1,682,775, of which $620,589 were related to non-cash general and administrative charges associated with compensatory stock expense (See Note 6 to the Financial Statements). Our positive working capital of $832,243 at March 31, 2005 was positively impacted by the $4,000,000 we received under the Prospect Facility, the proceeds of which were used to pay off most of our short-term debt and to replenish our working capital. See Note 5, Notes Payable, to the Financial Statements.

During the nine months ended March 31, 2005, the Chairman of our Board of Directors, Laird Q. Cagan, loaned us, through a series of advances, $920,000 pursuant to a secured promissory note bearing interest at 10% per annum (the "Bridge Loan"), earmarked for our purchase of working interests in the Tullos Urania Field in Louisiana, working capital and certain costs related to the closing of the Prospect Facility. Pursuant to the terms of the Prospect Facility, we were permitted to repay in full the Bridge Loan following satisfaction of certain requirements, including the acquisition of oil and gas price hedges for at least 50% of current net production for a two year period. On February 15, 2005, we paid off the Bridge Loan in full, including accrued interest thereon, in the amount of $953,589. As of February 22, 2005 we had entered into contracts to hedge in excess of 50% of our estimated production from existing proved developed producing reserves covering a two year period.

On February 3, 2005, we closed the Prospect Facility and drew down $3,000,000, and on March 16, 2005 we drew down an additional $1,000,000 on the total of $4,800,000 committed under the Facility. The draws were used to fund the February 2005 acquisition of properties in Louisiana, costs of the financing, funding of a debt service reserve fund, repayment of the Bridge Loan, immediate re-development of our existing properties and for working capital purposes. We allowed the remaining $800,000 commitment to expire on May 3, 2005. After taking into account the effect of the completion of the February 2005 acquisition of properties (see Note 2 to the Financial Statements), the closing of the Prospect Facility and our recent private placement of common stock described below, and before taking into account the effect of any new projects or acquisitions, we believe that our current liquidity and anticipated operating cash flows will be sufficient to meet our near-term operating expense and capital expenditure needs, absent unanticipated reductions of revenue or increases in expenses due to factors including, but not limited to, drops in product prices, unanticipated shut downs, bad weather and unforeseen expenses.

Subsequent to the end of the quarter, on May 6, 2005, we closed a private placement of 1,200,000 shares of common stock with a European institutional investor at a $2.50 price per share. Our gross proceeds were $3,000,000 before payment of a $240,000 placement fee to Chadbourn Securities and Laird Q. Cagan, the Chairman of our Board of Directors, and our obligation to issue them warrants to purchase up to 96,000 shares of our common stock at a price of $2.50 per share.

In accordance with our business objectives, we plan to continue expending considerable time and effort to secure additional capital in order to acquire additional oil and gas properties. There can be no assurance that we will be able to secure such additional financing on terms satisfactory to us or at all, or that we will be able to identify acquisitions that meet our strategic objectives.

ADDITIONAL SALES OF COMMON STOCK AND DEBT INCURRENCE:

During the nine months ended March, 31, 2005, we raised gross proceeds of $1,728,876 from the sale of our common stock and warrants to purchase our common stock. Of the total, $579,868 was received from the sale of 394,200 shares of our common stock and exercise of options for 70,000 shares were issued upon the exercise of options previously granted under the Company's stock option plan. The remaining $1,149,008 was allocated to the sale of the Prospect Warrants as described under "Options and Warrants" in Note 6 to the Financial Statements.

Also during the nine months ended March 31, 2005, we increased our debt, net of repayments, by $2,118,385, and replaced short-term debt with long-term debt and equity under the Prospect Facility.

These debt and equity issuances have allowed us to:

o Better match our long-term asset base with a longer term debt structure, while also relieving our liquidity issues. This is in sharp contrast to our previous debt structure that was comprised entirely of short-term debt.

o Close the acquisition of additional oil and gas properties in the Tullos Urania, Colgrade and Crossroads field area where we already own existing offset production acquired in September 2004 (together, the "Tullos Field Area"), thus potentially increasing our cash flow from operations through both increased production and synergies with our existing properties.

o Initiate further development of our existing oil and gas properties in accordance with our business plan to exploit known petroleum resources.

o Continue to seek additional acquisition candidates in accordance with our business plan.

For a summary of the terms of the Prospect Facility, the Prospect Loans and the Prospect Warrants, see Note 5, Notes Payable, and Note 6, Common Stock, Options and Warrants to the Financial Statements.

Subsequent to the end of the quarter, on May 6, 2005, we closed a private placement of 1,200,000 shares of common stock with a European institutional investor at a $2.50 price per share. Our gross proceeds were $3,000,000 before payment of a $240,000 placement fee to Chadbourn Securities and Laird Q. Cagan, the Chairman of our Board of Directors, and our obligation to issue them warrants to purchase up to 96,000 shares of our common stock at a price of $2.50 per share.

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

RESULTS OF OPERATIONS

We did not commence our oil and gas operations until October 2003. Accordingly, our comparative results are limited.

During the nine months ended March 31, 2005, we generated revenues of $1,016,828, as compared to $72,801 for the period from our inception (September 23, 2003) through March 31, 2004 (herein referred to as "the six months ended March 31, 2004"). Of significance in the nine months ended March 31, 2005, we began our first natural gas sales from our Delhi Field in July 2004, began recognizing revenues from our first property acquisition in the Tullos Field Area in September 2004 and began recognizing revenues from our second acquisition in our Tullos Field Area during February 2005.

Although our revenues have continued to increase substantially each quarter, our most disappointing result for the current fiscal quarter is that revenues did not increase more dramatically, despite the fact that our most recent acquisition in the Tullos Field Area generated revenues for two of the latest three month period. Specifically, our operating results for the three months ended March 31, 2005 were adversely impacted by the following events:

o What appears to be our most significant oil well to date, a re-completion of the Delhi Ut. #87-2, did not begin production until April 2005.

o Our second most significant oil well, the Delhi Ut. #197-2, continued to experience reduced production and numerous non-production days due to sand production.

o A major constraint on our revenues was caused by heavy rains that prevented our crude oil purchaser from loading oil at many of our tank batteries. Therefore, our oil sales during the quarter were substantially less than our production, causing our crude oil inventories to increase materially, thus reducing our recognized revenues. In the Tullos Field Area, our ending inventories in storage tanks were approximately 5,600 gross barrels of oil (which is not recorded on our balance sheet), approximately 4,300 of which are salable under ordinary operating conditions. Oil produced and stored and not sold due to inaccessibility represents potential future revenues to be recognized in subsequent periods.

o Extended rains also prevented most development work in all of our fields as roads could not be built for new locations and existing roads could not be maintained. The heavy rains also severely limited ongoing maintenance and repair work in the Tullos area fields, causing a loss in production from wells shut-in for repairs.

o The high industry demand for workover service rigs led to our not having access to equipment during most of March. As our wells in the Tullos Field Area require a high level of maintenance and repair, more active wells were not producing for a portion of those months than is normal.

The following remedial actions have been or are expected to be taken:

o We are aggressively taking action to establish steady production for the Delhi Ut. #87-2 re-completion, as we believe it has the potential to substantially increase our production and results from operations, beginning with the quarter ended June 30, 2005. Initial test production from the well was approximately 90 barrels of oil per day (90 BOD) and 30 thousand cubic feet of gas per day (30 MCFD). The well free-flowed at virgin pressure, indicating a lack of previous depletion. Our completion activities caused a packer leak that began constraining production, thus requiring us to shut-in the well for remedial service at the end of April. We anticipate the well will be returned to production in the near future

o We are evaluating a switch to a progressive cavity pump for the Delhi Ut. #197-2 that is more resistant to sand production.

o We are planning to sell our 4,300 gross barrels of excess inventory at Tullos, thus increasing our results from operations.

o We plan to start a program of improving the roads in the Tullos Field Area and we are evaluating the movement of certain tank batteries to locations more resistant to rain.

o We are considering the replacement of high maintenance beam pumps with submersible pumps in the Tullos Field Area, potentially reducing maintenance expense and production downtime.

o We have arranged for a local well service company to activate and dedicate a service rig to our priority use in the Tullos Field Area.

Following is a summary of the progress we have made in both production and revenue, net to our interest:

                                                                      THREE MONTHS ENDED
                                                 -----------------------------------------------------------------
             Net to NGS:                Units    12-31-03   3-31-04    6-30-04     9-30-04     12-31-04    3-31-05

Oil & Gas Revenue                         $       $24,249   $48,572    $69,586     $231,167    $365,768    $419,893

Oil Volumes Sold                          BO        857      1,498      1,934       3,955       5,234       6,545
Gas Volumes Sold                         MCF         -         -         110        11,252      15,679      16,378
Barrels of Oil Equivalent Sold           BOE        857      1,498      1,952       5,830       7,847       9,275

Oil Price                               $/BBL     $28.29     $32.43    $ 35.64      $42.66      $47.94      $47.61
Gas Price                               $/MCF        -         -        $5.90       $5.55       $7.32       $6.71

Operating cost                           BOE      $92.54     $43.20     $43.17      $26.38      $24.14      $25.97
DD&A                                     BOE      $16.29     $9.06      $14.33      $6.88       $6.88       $6.01

Highlights of our performance, as shown in the table above:

o Increasing revenues for each quarter since we began our operations in September of 2003.

o Increasing volumes sold for each quarter since inception, with average daily sales increasing from 9 BOEPD during the three months ended December 31, 2003 to 103 BOEPD, net to our interest.

o Decreasing operating costs per BOE for almost all quarters since inception. The exception being the most recent fiscal quarter, caused by constrained oil sales due to purchaser's inability to gain access to storage tanks because of heavy rain.

o Decreasing DD&A, due to lower acquisition costs per BOE on recent field purchases.

Average daily sales were 103 BOEPD for the three months ended March 31, 2005 compared to 16 BOEPD during the three months ended March 31, 2004.

General and administrative expenses increased for the nine months ended March 31, 2005 to $1,706,871, from $509,783 for the six months ended March 31, 2004.
Of the $1,706,871 incurred in the most recent nine month period, $620,589 was due to non-cash charges for stock compensation expense (mostly attributable to the Tatum contract re-negotiation), versus $104,707 of similar non-cash charges for the six months ended March 31, 2004. Also included in general and administrative expenses for the nine month period ended March 31, 2005, are significant costs of being a public company. Such costs include additional audit, tax, legal, printing, stock transfer, annual proxy statement preparation, public merger expenses and similar costs incurred by public companies. We were not a public company during the six months ended March 31, 2004.

ITEM 3. CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

As reported in our Current Reports on Form 8-K filed February 8, 2005, and March 21, 2005.

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


(b) REPORTS ON FORM 8K

Current Report on Form 8K filed February 8, 2005
Current Report on Form 8K filed March 21, 2005

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

Date: May 16, 2005