Form 10QSB/A
period 2005-03-31
NATURAL GAS SYSTEMS INC/NEW
filed 2005-05-17
CIK 1006655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB/A

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   MARCH 31, 2005    JUNE 30, 2004
                                                                   --------------    -------------
                                                                    (unaudited)
                                     ASSETS
Current Assets:
        Cash                                                        $   978,412       $   367,831
        Accounts receivable                                             176,388            24,387
        Inventories                                                     250,050           115,859
        Prepaid expenses                                                 55,872            69,067
        Retainers and deposits                                           34,530             5,000
                                                                    -----------       -----------
                Total current assets                                  1,495,252           582,144

        Oil & Gas properties - full cost                              4,922,029         3,075,438
        Oil & Gas properties - not amortized                             95,510           105,225
        Less:  accumulated depletion                                   (212,330)          (55,509)
                                                                    -----------       -----------
                Net oil and gas properties                            4,805,209         3,125,154

        Furniture, fixtures, and equipment, at cost                       8,128             3,091
        Less:  accumulated depreciation                                  (2,461)           (1,159)
                                                                    -----------       -----------
                Net furniture, fixtures, and equipment                    5,667             1,932

Other Assets:
        Restricted deposits                                             602,246           301,835
        Other assets                                                    304,103                 0
                                                                    -----------       -----------
                Net other assets                                        906,349           301,835
                                                                    -----------       -----------
                Total assets                                          7,212,477         4,011,065
                                                                    ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
        Accounts payable                                                499,206           139,188
        Accrued liabilities                                              98,192            50,073
        Notes payable                                                    16,774           776,235
        Production taxes payable                                         48,837                 0
                                                                    -----------       -----------
                Total current liabilities                               663,009           965,496

Long term Liabilities:
        Notes payable                                                 2,877,846                 0
        Deferred plugging and abandonment liabilities                   321,374           311,442
                                                                    -----------       -----------
                Total liabilities                                     3,862,229         1,276,938

Stockholders' Equity:
      Common Stock, par value $0.001 per share;                          23,409            22,945
      100,000,000 shares authorized, 23,409,600 and 22,945,400
         shares issued and outstanding as of March 31, 2005
          and June 30, 2004, respectively
      Subscription receivable                                                30                 0
      Additional paid-in capital                                      6,684,358         4,453,905
      Deferred stock based compensation                                (310,187)         (378,136)
      Retained earnings (deficit)                                    (3,047,362)       (1,364,587)
                                                                    -----------       -----------
              Total stockholders' equity                              3,350,248         2,734,127
                                                                    -----------       -----------
              Total liabilities and stockholders' equity            $ 7,212,477       $ 4,011,065
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