Form 10KSB/A
period 2005-06-30
NATURAL GAS SYSTEMS INC/NEW
filed 2005-10-27
CIK 1006655

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

                         Common Stock, $0.001 Par Value
                     (Title of class and shares outstanding)

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

Transitional Small Business Format (Check One): Yes |_| No |X|

                            NATURAL GAS SYSTEMS, INC.

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 1

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005

                                      INDEX

                                     PART II
                                                                            Page
                                                                            ----
Item 7.      Financial Statements and Supplementary Data                       1

                                    PART III

Item 13.     Exhibits and Reports                                             21

                                EXPLANATORY NOTE

This amendment on Form 10-KSB/A is being filed solely to correct transcription errors in Part II, Item 7 of Natural Gas System, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2005 filed with the Securities and Exchange Commission on September 28, 2005, and to add clarifying footnote disclosure in the table containing such errors.

Specifically, in a table in Note 10: "Supplemental Oil and Gas Disclosures (unaudited)" of the Notes to the Consolidated Financial Statements, under the sub-heading "Proved Developed and Undeveloped Reserves Prepared by W.D. Von Gonten & Co. Petroleum Engineers", the Total Proved Developed Reserves as of July 1, 2005 for Oil was 540,360 barrels, not 771,800 barrels as originally reported; and for Gas, was 396,600 MCF, not 732,300 MCF as originally reported. "Total Proved Reserves" were accurately stated in the Form 10-KSB as originally filed as 771,800 barrels and 732,300 MCF at July 1, 2005. This amendment also adds additional footnote disclosure to the table under this sub-heading to clarify the conversion of barrels to MCF's and to explain upward and downward revisions of both "Proved Reserves" and "Proved Developed Reserves", by year. This amendment on Form 10-KSB does not change in any other way the financial statements and notes thereto included in Part II, Item 7 of the Form 10-KSB as originally filed.

In accordance with Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), the complete text of Item 7 of the Form 10-KSB, which Item contained Note 10 - "Supplemental Oil and Gas Disclosures (unaudited)" of the Notes to the Consolidated Financial Statements, has been restated in its entirety in this amendment on Form 10-KSB/A. Under Rule 12b-15, the Company is restating in its entirety Part III, Item 13 of the Form 10-KSB to file as exhibits updated certifications pursuant to Rule 13a-15(d)/15d-15(e) under the Exchange Act and 18 U.S.C. Section 1350. The remainder of the Form 10-KSB is unchanged and is not reproduced in this amendment. This amendment on Form 10-KSB/A reflects only the changes discussed above and does not reflect any events occurring after the original filing of the Form 10-KSB. No other information included in the Form 10-KSB has been modified or updated in any way.

                           FORWARD LOOKING STATEMENTS

This Form 10-KSB/A includes certain statements that may be deemed to be "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. All statements included in this Form 10-KSB/A, other than statements of historical facts, address matters that the Company reasonably expects, believes or anticipates will or may occur in the future. Such statements are subject to various assumptions, risks and uncertainties, many of which are beyond the control of the Company. Investors are cautioned that any such statements are not guarantees of future performance and actual results or developments may differ materially from those described in the forward-looking statements. The Company bases its forward-looking statements on information currently available and it undertakes no obligation to update them

ITEM 7. FINANCIAL STATEMENTS

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

                   NATURAL GAS SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                                      December 31,
                                                              June 30, 2005       June 30, 2004           2003
                                                              --------------      --------------      --------------
Assets
Current Assets:
     Cash                                                     $    2,548,688      $      367,831      $      830,312
     Accounts receivable, trade                                      300,761              24,387              56,837
     Inventories                                                     222,470             115,859             109,216
     Prepaid expenses                                                 84,304              69,067              25,930
     Retainers and deposits                                           56,335               5,000             210,000
                                                              --------------      --------------      --------------
            Total current assets                                   3,212,558             582,144           1,232,295

     Oil & Gas properties - full cost                              5,276,303           3,075,438           2,971,468
     Oil & Gas properties - not amortized                             61,887             105,225                  --

     Less: accumulated depletion                                    (313,391)            (55,509)            (13,960)
                                                              --------------      --------------      --------------
            Net oil & gas properties                               5,024,799           3,125,154           2,957,508

     Furniture, fixtures and equipment, at cost                       12,113               3,091               3,091

     Less: accumulated depreciation                                   (3,401)             (1,159)               (386)
                                                              --------------      --------------      --------------

            Net furniture, fixtures, and equipment                     8,712               1,932               2,705

     Restricted deposits                                             863,089             301,835             301,835
     Other assets                                                    356,066                  --                  --
                                                              --------------      --------------      --------------
     Total assets                                             $    9,465,224      $    4,011,065      $    4,494,343
                                                              ==============      ==============      ==============

Liabilities and Stockholders' Equity
Current liabilities:

     Accounts payable                                         $      240,389      $      139,188      $      114,188
     Accrued liabilities                                             176,470              50,073              41,118
     Registration costs                                              100,000                   0                   0
     Notes payable, current                                            6,754             776,235           1,500,000
     Discount on notes payable                                             0                   0             (62,927)
     Royalties payable                                                89,713                   0                 665
                                                              --------------      --------------      --------------
            Total current liabilities                                613,326             965,496           1,593,044

Long term liabilities:
     Notes payable                                                 4,000,000                   0                   0
     Discount on notes payable                                    (1,093,452)                  0                   0
     Asset retirement obligations                                    433,250             311,442             305,004
                                                              --------------      --------------      --------------
            Total liabilities                                      3,953,124           1,276,938           1,898,048

Stockholders' equity:
     Common Stock, par value $0.001 per share;
     100,000,000 shares authorized,
     24,774,606, 22,945,406 and 21,772,362 issued and
     outstanding as of June 30, 2005, June 30, 2004,
     and December 31, 2003, respectively                              24,774              22,945              21,772
     Additional paid-in capital                                    9,611,767           4,453,905           3,398,178
     Deferred stock based compensation                              (595,283)           (378,136)           (486,750)
     Accumulated deficit                                          (3,529,158)         (1,364,587)           (336,905)
                                                              --------------      --------------      --------------
            Total stockholders' equity                             5,512,100           2,734,127           2,596,295
                                                              --------------      --------------      --------------
            Total liabilities and stockholders' equity        $    9,465,224      $    4,011,065      $    4,494,343
                                                              ==============      ==============      ==============

See accompanying notes to consolidated financial statements.

                   NATURAL GAS SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                               For the Period from
                                                        Twelve Months                           September 23,2003
                                                        Ended June 30,    Six Months Ended   (inception) to December
                                                             2005          June 30, 2004             31, 2003
                                                        --------------     --------------         --------------
Revenues:
      Oil sales                                         $    1,335,288     $      117,509         $       24,229
      Gas sales                                                358,433                649                     --
      Price risk management activities                         (58,534)                --                     --
                                                        --------------     --------------         --------------
               Total revenues                                1,635,187            118,158                 24,229

Expenses:
      Operating costs                                          874,876            134,420                 76,303
      Production taxes                                          68,386             14,581                  3,002
      Depreciation, depletion and amortization                 260,124             41,549                 13,960
      Reverse merger fees and expenses                              --            370,000                     --
      General and administrative (includes
      non-cash stock-based compensation expense of
      $707,117, $108,614 and $50,400 the periods
      ending June 30, 2005, June 30, 2004 and
      December 31, 2003, respectively.)                      2,220,780            542,761                239,093
                                                        --------------     --------------         --------------
               Total expenses                                3,424,166          1,103,311                332,358
                                                        --------------     --------------         --------------
Loss from operations                                        (1,788,979)          (985,153)              (308,129)
Other revenues and expenses:
      Interest income                                           11,709              4,093                  1,148
      Interest expense                                        (387,301)           (46,622)               (29,924)
                                                        --------------     --------------         --------------
               Total other revenues and expenses              (375,592)           (42,529)               (28,776)
                                                        --------------     --------------         --------------
Net loss                                                $   (2,164,571)    $   (1,027,682)        $     (336,905)
                                                        ==============     ==============         ==============
Loss per common share:
      basic and diluted                                 $        (0.09)    $        (0.05)        $        (0.02)
                                                        ==============     ==============         ==============
Weighted average number of common shares,
      basic and diluted                                     23,533,922         22,057,614             20,091,720
                                                        ==============     ==============         ==============

See accompanying notes to consolidated financial statements.

                    NATURAL GAS SYSTEMS, INC. AND SUBIDIARIES
                      Consolidated Statements of Changes in
              Stockholders' Equity For the twelve months ended June
                  30, 2005, the six months ended June 30, 2004
     and the Period from September 23, 2003 (Inception) to December 31, 2003

                             Shares          Dollars        Additional         Deferred        Accumulated          Total
                                                             Paid-in         Stock Based         Deficit         Stockholders'
                                                             Capital         Compensation                           Equity
Balances, September                --     $         --     $         --      $         --      $         --      $         --
23, 2003
Sales of common            21,772,362           21,772        2,861,028                --                --         2,882,800
stock
Stock-based                        --               --          537,150          (486,750)               --            50,400
compensation
Net loss                           --               --               --                --          (336,905)         (336,905)
Balances, December         21,772,362           21,772        3,398,178          (486,750)         (336,905)        2,596,295
31, 2003
Sales of common               923,377              923          825,977                --                --           826,900
stock before merger
Sales of common               249,667              250          229,750                --                --           230,000
stock
Deferred                           --               --               --           108,614                --           108,614
compensation
Net loss                           --               --               --                --        (1,027,682)       (1,027,682)
Balances, June
30, 2004                   22,945,406           22,945        4,453,905          (378,136)       (1,364,587)        2,734,127
Sales of common             1,829,200            1,829        4,502,517                --                --         4,504,346
stock
Fair value of                      --               --        1,149,008                --                --         1,149,008
warrants issued
with debt
Transaction and                    --               --         (493,663)               --                --          (493,663)
registration costs
Deferred                           --               --               --          (217,147)               --          (217,147)
compensation
Net loss                           --               --               --                --        (2,164,571)       (2,164,571)
Balances, June
30, 2005                   24,774,606     $     24,774     $  9,611,767      $   (595,283)     $ (3,529,158)     $  5,512,100

See accompanying notes to consolidated financial statements.

                    NATURAL GAS SYSTEMS, INC. AND SUBIDIARIES
                      Consolidated Statements of Cash Flows

                                                                                                               For the Period from
                                                                                                               September 23, 2003
                                                                      Twelve Months Ended   Six Months Ended     (inception) to
                                                                         June 30, 2005       June 30, 2004      December 31, 2003
                                                                         --------------      --------------      --------------
Cash flows from operating activities:
          Net loss                                                       $   (2,164,571)     $   (1,027,682)     $     (336,905)

          Adjustments to reconcile net loss to net cash provided
         (used) by operating activities:
                Depletion                                                       257,882              41,549              13,960
                Depreciation                                                      2,242                 773                 386
                Non-cash stock-based compensation expense                       707,117             108,614              50,400
                Accretion of asset retirement obligations                        21,824               6,438               3,169
                Accretion of debt discount and non-cash interest                 78,882                  --              29,924
          Changes in assets and liabilities:
                Accounts receivable, trade                                     (276,374)             32,450             (28,762)
                Inventories                                                    (106,611)             (6,643)           (109,216)
                Accounts payable                                                101,201              24,999             114,188
                Royalties payable                                                89,713                  --                  --
                Accrued liabilities                                             226,397               8,289              41,783
                Prepaid expenses                                                (15,237)            (43,137)            (25,930)
                        Net cash used by operating activities                (1,077,535)           (854,350)           (247,003)
Cash flows from investing activities:
                Capital expenditures for oil and gas properties              (2,057,543)           (209,194)         (1,290,560)
                Capital expenditures for furniture, fixtures and
                equipment                                                        (9,022)                 --              (3,090)
                Restricted deposits and retainers                              (612,589)            205,000            (511,835)
                Other assets                                                    (99,469)                 --                  --
                                                                         --------------      --------------      --------------
                        Net cash used in investing activities                (2,778,623)             (4,194)         (1,805,485)
Cash flow from financing activities:
                Payments on notes payable                                    (1,725,167)           (710,327)                 --
                Proceeds from notes payable                                   3,806,678              49,490                  --
                Deferred financing costs                                       (279,924)                 --                  --
                Proceeds from issuance of common stock and fair
                value of warrants issued with debt                            4,729,091           1,056,900           2,882,800
                Transaction and registration costs                             (493,663)                 --                  --
                                                                         --------------      --------------      --------------
                        Net cash provided by financing activities             6,037,015             396,063           2,882,800
                                                                         --------------      --------------      --------------
          Increase (decrease) in cash and cash equivalents                    2,180,857            (462,481)            830,312
          Cash and cash equivalents, beginning of period                        367,831             830,312                  --
                                                                         --------------      --------------      --------------
          Cash and cash equivalents, end of period                       $    2,548,688      $      367,831      $      830,312
                                                                         ==============      ==============      ==============

          Supplemental disclosure of cash flow information:

                Interest paid                                            $      308,419      $       46,622      $           --
                Income taxes paid                                        $           --      $           --      $           --
          Non-cash transactions:

                Seller note issued to acquire properties, net of
                discount                                                 $           --      $           --      $    1,407,049

                Assumption of asset retirement obligations               $       99,984      $           --      $      301,835

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

The following table describes the change in our asset retirement obligations for the periods from September 23, 2003 (inception) to June 30, 2005:

      Asset retirement obligation at September 23, 2003    $301,835
      Accretion expense for 2003                              3,169
      Asset retirement obligation at December 31, 2003      305,004
      Accretion expense for 2004                              6,438
      Asset retirement obligation at June 30, 2004          311,442
      Asset retirement costs in 2005                         99,984
      Accretion expense for 2005                             21,824
      Asset retirement obligation at June 30, 2005         $433,250

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

7. Notes Payable

The following table sets forth the Company's notes payable balances as of the dates indicated:

                                                  June 30,        June 30,      December 31,
            Borrowing                               2005            2004            2003
            ---------                           ------------    ------------    ------------
Delhi Mortgage Notes                            $         --    $    732,807    $  1,436,973
AICCO Insurance Premium Loan                              --          43,428              --
Cananwill Insurance Premium Loan (current)             6,754              --              --
Prospect Energy 5-Year Note                        2,906,548              --              --
Bridge Loan by our Chairman of the Board                  --              --              --
Herlin Loan                                               --              --              --
Total outstanding                               $  2,913,302    $    776,235    $  1,436,973

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

A reconciliation of reported loss as if the Company used the fair value method of accounting for stock-based compensation computed under FASB 123 as compared to the compensation expense we recorded under APB 25 follows:

                                                                                                           For the Period
                                                                                                           from September
                                                                                                              23, 2003
                                                                          Twelve Months     Six Months     (Inception) to
                                                                          ended June 30,    ended June      December 31,
                                                                               2005          30, 2004           2003
                                                                          -----------------------------------------------
Pro forma impact of Fair Value Method (SFAS 148):
     Net loss attributable to common stockholders, as reported               ($2,164,571)   ($1,027,682)        ($336,905)
     Plus share based compensation expense determined under APB 25               131,313        108,614            50,400
     Less compensation expense determined under Fair Value Method               (359,457)      (110,978)          (51,858)
                                                                          -----------------------------------------------
     Pro forma net loss attributable to common stockholders                  ($2,392,715)   ($1,030,046)        ($338,363)

Loss per share (basic & diluted):
     As reported                                                                  ($0.09)        ($0.05)           ($0.02)
     Pro Forma                                                                    ($0.10)        ($0.05)           ($0.02)
        Weighted average Black-Scholes fair value assumptions:
               Risk free interest rate                                      4.18% - 4.93%          2.50%             2.50%
               Expected life                                                   3-4 years        3 years           3 years
               Expected volatility                                            104% - 130%         131.0%            131.0%
               Expected dividend yield                                               0.0%           0.0%              0.0%

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

Options, Warrants and Grants to Non-Employees

At June 30, 2005, outstanding warrants and options, excluding employees, to purchase the Company's $0.001 par value common shares were as follows:

                        Warrants and Options Outstanding
                              (Excluding Employees)

Holder                                            Range of          Outstanding at     Exercisable
                                             Exercisable Prices      June 30, 2005    June 30, 2005
                                          ------------------------   -------------    -------------
Cagan McAfee Capital Partners, LLC        $     1.00    $     1.00         165,000          165,000
Chadbourn Securities, Inc.                $     1.50    $     2.50           8,574            8,574
Laird Q. Cagan                            $     1.00    $     2.50         142,143          142,143
Tatum Partners                            $     .001    $    0.001         262,500          262,500
Prospect Energy                           $     0.75    $     0.75       1,000,000          600,000
Steve Lee (counsel to the Company)        $     .001    $     1.80          60,000           10,000
Other                                     $     1.00    $     2.00         146,750          146,750
---------------------------------------------------------------------------------------------------
Total                                                                    1,784,967        1,334,967

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

10. Supplemental Oil and Gas Disclosures (unaudited)

               Costs Incurred in Oil and Gas Producing Activities

                                                                                       For the Period From
                                                                                       September 23, 2003
                                          Twelve Months Ended     Six Months Ended       (Inception) to
                                             June 30, 2005         June 30, 2004        December 31, 2003
                                            ----------------      ----------------      ----------------
Property acquisition costs:
     Proved                                 $      1,554,149      $          6,855      $      2,363,716
     P&A liability assumed                            99,984                     0               273,760
     Unproved                                         61,887               105,225                     0
Exploration costs                                          0                     0                     0
Development costs                                    441,508                97,114               333,992
                                            ----------------      ----------------      ----------------
Total property acquisition costs            $      2,157,528      $        209,194      $      2,971,468
                                            ================      ================      ================

           Results of Operations for Oil and Gas Producing Activities

                                                                                                                 For the Period From
                                                                        Twelve Months        Six Months Ended    September 23, 2003
                                                                        Ended June 30,        Ended June 30,       (Inception) to
                                                                             2005                  2004           December 31, 2003
                                                                       ----------------      ----------------      ----------------
Oil and gas sales                                                      $      1,635,187      $        118,158      $         24,229
Production costs                                                               (874,876)             (134,420)              (76,303)
Production taxes                                                                (68,386)              (14,581)               (3,002)
Depletion                                                                      (257,882)              (41,549)              (13,960)
                                                                       ----------------      ----------------      ----------------
Results of operations for oil and gas producing
activities (excluding corporate overhead and financing costs)          $        434,043      ($        72,392)     ($        69,036)
                                                                       ================      ================      ================

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

                                                   Oil (bbls)         Gas (mcf)
                                                   ----------         ---------
September 23, 2003                                         --                --
Purchases of minerals in place                        241,219           778,700
Extensions and discoveries                                 --                --
Revisions                                                  --                --
Production                                               (857)               --
Sales of minerals in place                                 --                --

December 31, 2003                                     240,362           778,700
Purchases of minerals in place
Extensions and discoveries                             76,412           293,419
Revisions                                             (74,060)         (563,440)
Production                                             (3,180)             (123)
Sales of minerals in place                                 --                --

July 1, 2004 (1)                                      239,534           508,556
Purchases of minerals in place (2)                    418,217                --
Extensions and discoveries                            242,340           330,023
Revisions                                            (100,978)          (34,290)
Production                                            (27,230)          (72,166)
Sales of minerals in place                                 --                --

July 1, 2005 (3)                                      771,883           732,123

Proved developed reserves:
December 31, 2003                                     240,400           778,700
July 1, 2004 (4)                                      238,900           508,556
July 1, 2005 (5)                                      540,360           396,600

(1) During fiscal 2004, of the 270,000 MCF downward revision in our proved natural gas reserves, net of extensions and discoveries, a 300,000 MCF downward revision was due to the reclassification of our Delhi 208-1 well from proved to probable reserve status, based on new well information that decreased the probability of recovery below the threshold required for proved reserves. Proved natural gas reserve quantities include 5,000 BBL of NGL's, converted at 6 MCF per BBL at July 1, 2004.

(2) Proved developed reserves acquired in the Tullos Field Area during fiscal 2005.

(3) During fiscal 2005, the preponderance of our proved crude oil and natural gas extensions and discoveries were due to the addition of eight proved undeveloped reserve locations (PUDs), resulting from a six month geological study performed by an outside geologist we engaged to review approximately 20% of our Delhi Field. Proved crude oil additions more than exceeded the downgrade of our acquired Tullos reserves, resulting from poor performance related to bad weather, lack of service equipment and lack of repairs and maintenance by the seller in the months immediately preceding our acquisition. Elimination of our Delhi 210-2 well was primarily offset by a decrease in the estimate of fuel use. Proved natural gas reserve quantities include 7,300 BBL of NGL's, converted at 6 MCF per BBL at July 1, 2005.

(4) At July 1, 2004, our proved developed natural gas reserves include 5,000 BBL of NGL, converted at 6 MCF per BBL.

(5) During fiscal 2005, our proved developed natural gas reserves were revised downward due to the loss of our Delhi 210-2 well due to bad casing. At July 1, 2005, our proved developed natural gas reserves included 3,500 BBL of NGL, converted at 6 MCF per BBL.

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

                                                                          For the Period From
                                                                           September 23, 2003
                                Twelve Months Ended    Six Months Ended     (Inception) to
                                   June 30, 2005        June 30, 2004      December 31, 2003
                                  ----------------     ----------------     ----------------
Future cash inflows               $     46,841,246     $     11,549,850     $     13,318,169
Future production costs                (20,028,389)          (2,978,139)          (2,895,677)
Future development costs                (1,920,000)            (450,000)            (357,000)
Future income taxes                     (6,036,000)          (1,465,000)          (2,412,000)
     Future net cash flows        $     18,856,857            6,656,711            7,653,492
                                  ----------------     ----------------     ----------------
10% annual discount                     (5,615,779)          (1,476,100)          (1,479,544)
                                  ----------------     ----------------     ----------------
     Standardized Measure         $     13,241,078     $      5,180,611     $      6,173,948
                                  ================     ================     ================

                         Changes in Standardized Measure

The following table sets forth the changes in standardized measure of discounted future net cash flows for the period from September 23, 2003 (inception) to December 31, 2003, the six months ended June 30, 2004 and the twelve months ended June 30, 2005:

                                     Twelve Months Ended              Six Months         For the Period From
                                        June 30, 2005                    Ended            September 23, 2003
                                                                     June 30, 2004          (Inception) to
                                                                                           December 31, 2003
------------------------------------------------------------------------------------------------------------
Standardized Measure,                      5,180,611                   6,173,948                          --
beginning

Net change in income taxes                (3,209,706)                    737,006                  (1,945,722)

Oil and gas sales, net of                   (691,925)                     30,843                      51,065
costs

Discoveries and extensions                 7,131,907

Purchase of minerals in place              4,780,920                          --                   8,068,605

Changes in prices and costs                3,285,724                      82,230                          --

Change in developments costs              (1,045,275)                    (84,042)                         --

Accretion of discount                        518,061                     308,697                          --

Revisions of estimates                    (2,670,979)                 (2,131,318)                         --

Other                                        (38,260)                     63,247                          --
------------------------------------------------------------------------------------------------------------
Standardized Measure, ending              13,241,078                   5,180,611                   6,173,948

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

12. Income Taxes

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 2003, June 30, 2004 and June 30, 2005 are as follows:

                                           June 30,            June 30,          December 31,
                                             2005                2004               2003
                                        --------------      --------------      --------------
Oil and gas properties                  ($     178,144)     ($      69,389)     ($     113,558)
Basis in subsidiary stock                      125,800                   0                   0
Other                                          (10,159)                  0                   0
Net operating loss carryforwards             6,324,900             366,425             228,043
Valuation allowance                         (6,262,397)           (297,036)           (114,485)
                                        --------------      --------------      --------------

Net deferred tax asset                  $            0      $            0      $            0
                                        ==============      ==============      ==============

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

The following is a reconciliation of the Company's expected income tax expense (benefit) based on statutory rates to the actual expense (benefit):

                                                                          For the Period
                                       Twelve               Six           From September
                                       Months              Months            23, 2003
                                     Ended June          Ended June       (Inception) to
                                      30, 2005            30, 2004       December 31, 2003
                                   --------------      --------------      --------------
Income taxes (benefit) at          ($     735,954)     ($     349,412)     ($     114,548)
US statutory rate
Non-deductible
amortization and expenses                      --             165,141                  62
Deferred Stock
Compensation and non-
deductible expenses                       240,860                  --                  --
Deferred tax asset
valuation allowance
adjustment                                495,094             182,551             114,485
Net operating losses                           --                  --                  --
Other                                           0               1,720                   1
                                   --------------      --------------      --------------

13. Leases

The Company is obligated for operating lease payments related to the Company's headquarters in Houston, Texas, and a gas processing plant servicing the Company's Delhi Field. Minimum lease payments are as follows:

                  Fiscal 2006:          $42,921
                  Fiscal 2007:          $33,980
                  Total                 $76,901

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

15. Loss per Share

The following table sets forth the computation of basic and diluted loss per share:

                                                                                                   For the Period
                                                                                                 from September 23,
                                                             Twelve Months      Six Months        2003 (Inception)
                                                             ended June 30,    ended June 30,     to December 31,
                                                                  2005              2004                2003
                                                            ---------------    ---------------    ---------------
Numerator:
     Net loss applicable to common stockholders             ($    2,164,571)   ($    1,027,682)   ($      336,905)
     Plus income impact of assumed conversions:
          Preferred Stock dividends                                     N/A                N/A                N/A
          Interest on convertible subordinated notes                    N/A                N/A                N/A

                                                            ---------------    ---------------    ---------------
     Net loss applicable to common stockholders
     plus assumed conversions                                    (2,164,571)        (1,027,682)          (336,905)
                                                            ===============    ===============    ===============

Denominator:                                                     23,533,922         22,057,614         20,091,720

Affect of potentially dilutive common shares:
        Warrants                                                        N/A                N/A                N/A
        Employee and director stock options                             N/A                N/A                N/A
        Convertible preferred stock                                     N/A                N/A                N/A
        Convertible subordinated notes                                  N/A                N/A                N/A
        Redeemable preferred stock                                      N/A                N/A                N/A
Denominator for dilutive earnings per share -
weighted average shares
     Outstanding and assumed conversions                         23,533,922         22,057,614         20,091,720

Loss per common share:
Basic and diluted                                           ($         0.09)   ($         0.05)   ($         0.02)
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

                                    PART III.

ITEM 13. EXHIBITS AND REPORTS

Index of Exhibits

  2.1    Asset Purchase Agreement for Tullos Field dated September 3, 2004.                                     Previously Filed
  2.2    Definitive Asset Purchase Agreement, dated as of February 2, 2005, by and between Chadco, Inc.,        Previously Filed
         Alan Chadwick McCartney, Sonya McCartney and NGS Sub. Corp.
 3(i)    Articles of Incorporation. Previously Filed 3(ii) Bylaws.                                              Previously Filed
 10.1    Certificate of Draw Request, dated as of February 16, 2005, between the Company and Prospect           Previously Filed
         Energy Corporation ("Prospect")
 10.2    Loan Agreement, dated as of February 2, 2005, between the Company and  Prospect                        Previously Filed
 10.3    Mortgage, Collateral Assignment, Security Agreement and Financing Statement by NGS Sub. Corp.,         Previously Filed
         dated as of February 2, 2005
 10.4    Company Promissory Note in favor of Prospect                                                           Previously Filed
 10.5    Security Agreement, dated as of February 2, 2005, between NGS Sub Corp. and Prospect                   Previously Filed
 10.6    Security Agreement, dated as of February 2, 2005, between Natural Gas Systems, Inc., a Delaware        Previously Filed
         corporation, and Prospect
 10.7    Guaranty Agreement, dated as of February 2, 2005, by Natural Gas Systems, Inc., a Delaware             Previously Filed
         corporation, NGS Sub. Corp., Arkla   Petroleum, L.L.C. and Four Star Development Corporation, in
         favor of Prospect
 10.8    Warrant Agreement, dated as of February 2, 2005, between the Company  and Prospect                     Previously Filed
 10.9    Company Common Stock Purchase Warrant in favor of Prospect, dated as of February 2, 2005               Previously Filed
10.10    Revocable Warrant Agreement, dated as of February 2, 2005, between the Company and Prospect            Previously Filed
10.11    Company Revocable Common Stock Purchase Warrant in favor of Prospect, dated as of February 2, 2005     Previously Filed
10.12    Registration Rights Agreement, dated as of February 2, 2005, between the Company and Prospect          Previously Filed
10.13    Executive Employment Agreement, Robert S. Herlin, dated April 4, 2005                                  Previously Filed
10.14    Herlin Stock Option Agreement, dated April 4, 2005                                                     Previously Filed
10.15    Herlin Warrant Agreement, dated April 4, 2005                                                          Previously Filed
10.16    Amended and Restated Tatum Resources Agreement, dated April 4,  2005                                   Previously Filed
10.17    Tatum Warrant Agreement, dated April 4, 2005                                                           Previously Filed
10.18    Executive Employment Agreement, Sterling H. McDonald, dated April 4, 2005                              Previously Filed
10.19    McDonald Stock Option Agreement, dated April 4, 2005                                                   Previously Filed
10.20    Secured Promissory Note - Laird Q. Cagan, dated August 10, 2004                                        Previously Filed
10.21    Amendment to Secured Promissory Note - Laird Q. Cagan, dated  September 20, 2004                       Previously Filed
10.22    Securities Purchase Agreement dated as of May 6, 2005, by and between Natural Gas Systems, Inc.        Previously Filed
         and Rubicon Master Fund
10.23    Registration Rights Agreement dated as of May 6, 2005, by and between Natural Gas  Systems, Inc.       Previously Filed
         and Rubicon Master Fund
10.24    Amendment to Consulting Agreement, dated as of May 4, 2005, by and between Natural Gas Systems,        Previously Filed
         Inc., and Liviakis Financial Communications, Inc.
10.25    Stock Grant Agreement, dated as of May 4, 2005, by and between Natural Gas Systems, Inc. and           Previously Filed
         Liviakis Financial Communications, Inc.
10.26    Executive Employment Agreement, Daryl V. Mazzanti ("Mazzanti"), dated June 23, 2005                    Previously Filed
10.27    Mazzanti Stock Option Agreement, dated June 23, 2005                                                   Previously Filed
10.28    Mazzanti Stock Grant Agreement dated June 23, 2005                                                     Previously Filed
10.29    Mazzanti Revocable Warrant Agreement, dated June 23, 2005                                              Previously Filed
10.30    Amendment to Prospect Loan Agreement, dated September 27, 2005, between the Company and Prospect       Previously Filed
10.31    Revocable Warrant Agreement, dated as of September 27, 2005, between the Company and Prospect          Previously Filed
 21.1    List of all subsidiaries of the Company.                                                               Previously Filed
 31.1    Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.        Included
 31.2    Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.        Included
 32.1    Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant       Included
         to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2    Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant       Included
         to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NATURAL GAS SYSTEMS, INC.


                                        By: /s/ ROBERT S. HERLIN
                                            ------------------------------------
                                                Robert S. Herlin
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                        By: /s/ STERLING H. MCDONALD
                                            ------------------------------------
                                                Sterling H. McDonald
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

Date: October 27, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Date                     Signature                         Title

October_27, 2005          /s/ E. J. DIPAOLO                Director
                          --------------------
                              E. J. DiPaolo

October_27, 2005          /s/ GENE STOEVER                 Director
                          --------------------
                              Gene Stoever

October_27, 2005          /s/ JOHN PIMENTEL                Director
                          --------------------
                              John Pimentel

October_27, 2005          /s/ LAIRD CAGAN                  Chairman of the Board
                          --------------------
                              Laird Cagan

October_27, 2005          /s/ ROBERT S. HERLIN             Director
                          --------------------
                              Robert S. Herlin