Form 10QSB
period 2005-09-30
NATURAL GAS SYSTEMS INC/NEW
filed 2005-11-14
CIK 1006655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2005
                                       or

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period ____________ to _____________

                        Commission File Number 000-27862

                            NATURAL GAS SYSTEMS, INC.
               (Exact name of registrant as specified in charter)



              Nevada                                   41-1781991
              ------                                    ----------
  (State or other jurisdiction                       (I.R.S. employer
of incorporation or organization)                   identification no.)

                  820 Gessner, Suite 1340, Houston, Texas 77024
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (713) 935-0122


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: X No: __

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.). Yes: __ No: X


The number of shares outstanding of Registrant's common stock, par value $0.001, as of November 1, 2005, was 24,778,364.

Transitional Small Business Disclosure Format (Check one):  Yes: __ No:  X

                            NATURAL GAS SYSTEMS, INC.

                                TABLE OF CONTENTS


                                                                            Page
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
           Consolidated Balance Sheets: September 30, 2005
           (unaudited) and June 30, 2005                                      3
           Consolidated Statements of Operations (unaudited):
           For the three months ended September 30, 2005 and 2004             4
           Consolidated Statements of Cash Flows (unaudited):
           For the three months ended September 30, 2005 and 2004             5
           Notes to Consolidated Financial Statements                         6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                9

ITEM 3.    CONTROLS AND PROCEDURES                                            13

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS                                                             14

SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            NATURAL GAS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                 September 30,     June 30,
                                                                                     2005            2005
                                                                                  -----------    -----------
                                                                                 (unaudited)
                                        Assets
Current Assets:

            Cash                                                                  $ 1,727,437    $ 2,548,688
            Accounts receivable, trade                                                181,962        300,761
            Inventories                                                               489,189        222,470
            Prepaid expenses                                                           42,217         84,304
            Retainers and deposits                                                     56,335         56,335
                                                                                  -----------    -----------
                    Total current assets                                            2,497,140      3,212,558

            Oil & Gas properties - full cost                                        5,521,113      5,276,303
            Oil & Gas properties - not amortized                                       77,378         61,887
            Less:  accumulated depletion                                             (389,296)      (313,391)
                                                                                  -----------    -----------
                    Net oil & gas properties                                        5,209,195      5,024,799

            Furniture, fixtures, and equipment, at cost                                14,684         12,113
            Less:  accumulated depreciation                                            (4,747)        (3,401)
                                                                                  -----------    -----------
                    Net furniture, fixtures, and equipment                              9,937          8,712

            Restricted deposits                                                       864,145        863,089
            Other assets                                                              339,093        356,066
                                                                                  -----------    -----------
                    Total assets                                                  $ 8,919,510    $ 9,465,224
                                                                                  ===========    ===========
                         Liabilities and Stockholders' Equity
Current Liabilities:

            Accounts payable                                                      $   359,278    $   240,389
            Accrued liabilities                                                       144,032        176,470
            Registration costs                                                         94,500        100,000
            Notes payable, current                                                          0          6,754
            Royalties payable                                                          83,338         89,713
                                                                                  -----------    -----------
                    Total current liabilities                                         681,148        613,326

Long term Liabilities:
            Notes payable                                                           4,000,000      4,000,000
            Discount on notes payable                                              (1,059,644)    (1,093,452)
            Asset retirement obligations                                              440,151        433,250
                                                                                  -----------    -----------
                    Total liabilities                                               4,061,655      3,953,124

Stockholders' Equity:
            Common Stock, par value $0.001 per share; 100,000,000 shares authorized, 24,777,540 and 24,774,606 shares issued and outstanding
            as of September 30, 2005 and June 30, 2005, respectively                   24,777         24,774
            Additional paid-in-capital                                              9,644,504      9,611,767
            Deferred stock based compensation                                        (482,209)      (595,283)
            Accumulated deficit                                                    (4,329,217)    (3,529,158)
                    Total stockholders' equity                                      4,857,855      5,512,100

                                                                                  -----------    -----------
                    Total liabilities and stockholders' equity                    $ 8,919,510    $ 9,465,224
                                                                                  ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

                            NATURAL GAS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                                                 Three Months      Three Months
                                                                                Ended September  Ended September
                                                                                    30, 2005        30, 2004
                                                                                  ------------    ------------
                                                                                   (unaudited)     (unaudited)
Revenues:
            Oil sales                                                             $    486,395    $    164,523
            Gas sales                                                                   57,933          66,644
            Price risk management activities                                            (1,444)              0
                                                                                  ------------    ------------
                    Total revenues                                                     542,884         231,167

Expenses:
            Lease operating costs                                                      464,190         137,748
            Production taxes                                                            14,484          16,024
            Depreciation, depletion and amortization                                    77,250          47,106
            General and administrative                                                 584,278         311,135
                                                                                  ------------    ------------
                    Total operating expenses                                         1,140,202         512,013
                                                                                  ------------    ------------

Loss from operations                                                                  (597,318)       (280,846)

Other revenues and expenses:
            Interest income                                                             18,937           3,476
            Interest expense                                                          (221,678)        (25,266)
                                                                                  ------------    ------------
                    Total other revenues and expenses                                 (202,741)        (21,790)
                                                                                  ------------    ------------
Net loss                                                                          $   (800,059)   $   (302,636)
                                                                                  ============    ============

Loss per common share, basic and diluted                                          $      (0.03)   $      (0.01)

Weighted average number of common shares,
basic and diluted                                                                   24,777,056      23,146,313

      See accompanying notes to condensed consolidated financial statements

                            NATURAL GAS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                              Three Months   Three Months
                                                                                 Ended          Ended
                                                                              September 30,  September 30,
                                                                                 2005            2004
                                                                               -----------    -----------
                                                                               (unaudited)    (unaudited)
                                                                               -----------    -----------
Cash flow from operating activities:
          Net loss                                                             $  (800,059)   $  (302,636)

          Adjustments to reconcile net loss to net cash used by operating activities:
                 Stock-based compensation                                          113,074         46,292
                 Depletion                                                          75,905         47,106
                 Depreciation                                                        1,345            386
                 Accretion of asset retirement obligation                            6,901          3,270
                 Accretion of debt discount and non-cash interest                   80,315              0
          Changes in assets and liabilities:
                 Accounts receivable                                               118,799       (139,838)
                 Inventories                                                      (266,719)       (28,143)
                 Accounts payable                                                  118,889        139,506
                 Royalties payable                                                  (6,375)             0
                 Prepaid expenses                                                   42,087         (1,029)
                 Accrued liabilities                                               (37,938)        70,765
                                                                               -----------    -----------

                         Net cash used by operating activities                    (553,776)      (164,321)

Cash flow from investing activities:
                 Capital expenditures for oil and gas properties                  (260,301)      (805,523)
                 Capital expenditures for furniture, fixtures and equipment         (2,571)             0
                 Restricted deposits and retainers                                  (1,056)             0
                 Other assets                                                        2,976              0
                                                                               -----------    -----------
                         Net cash used in investing activities                    (260,952)      (805,523)

Cash flow from financing activities:
                 Proceeds from notes payable                                             0        481,597
                 Payments on notes payable                                          (6,754)      (350,716)
                 Proceeds from issuance of common stock                                231        521,964
                                                                               -----------    -----------

                         Net cash provided by (used in) financing activities        (6,523)       652,845

                                                                               -----------    -----------
          Net decrease in cash                                                    (821,251)      (316,999)

          Cash and cash equivalents, beginning of period                         2,548,688        367,831
                                                                               -----------    -----------
          Cash and cash equivalents, end of period                             $ 1,727,437    $    50,832
                                                                               ===========    ===========

          Supplemental disclosure of cash flow information:

                 Interest paid                                                 $   141,365    $    12,082

     See accompanying notes to condensed consolidated financial statements.

                   NATURAL GAS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Organization and Basis of Preparation

Headquartered in Houston, Texas, Natural Gas Systems, Inc. (the "Company", "NGS", "we" or "us") is a petroleum company incorporated under the laws of the State of Nevada, engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas from underground reservoirs. We acquire established oil and gas properties and exploit them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both. At September 30, 2005, we conduct operations through 100% working interests in our Delhi Field and Tullos Field Area, all located in Louisiana.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and, with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been included. All inter-company transactions are eliminated upon consolidation. The interim financial information and notes hereto should be read in conjunction with our 2005 Annual Report on Form 10-KSB and Form 10-KSB/A for the year ended June 30, 2005, as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2005 are not necessarily indicative of results to be expected for the entire fiscal year.

2. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R "Shared Based Payment" ("SFAS 123R"). This statement is a revision of SFAS Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based compensation ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first annual reporting period that begins after December 15, 2005. We are in the process of evaluating whether SFAS No. 123R will have a significant impact on our overall results of operations or financial position.

3. Asset Retirement Obligations

SFAS No. 143, "Accounting for Asset Retirement Obligations," ("SFAS 143") provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition;
2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

The reconciliation of the beginning and ending asset retirement obligation for the period ending September 30, 2005 is as follows:

       Asset retirement obligation at June 30, 2005          $  433,250
       Liabilities incurred                                           -
       Liabilities settled                                            -
       Accretion expense                                          6,901
                                                            -----------
       Asset retirement obligation at September 30, 2005     $  440,151

4. Loss per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options have been converted using the average price for the period. For purposes of computing earnings per share in a loss year, potential common shares have been excluded from the computation of weighted average common shares outstanding, because their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                        Three months  Three months
                                                            ended         ended
                                                        September 30,  September, 30
                                                            2005          2004
                                                         ----------    ----------
Numerator:

     Net loss applicable to common stockholders          $ (800,059)   $ (302,636)
     Plus income impact  of assumed conversions:
          Preferred stock dividends                         N/A           N/A
          Interest on convertible subordinated notes        N/A           N/A

                                                         ----------    ----------
     Net loss applicable to common stockholders
          plus assumed conversions                       $ (800,059)   $ (302,636)
                                                         ==========    ==========
Denominator:                                             24,777,056    23,146,313

Affect of potentially dilutive common shares:
        Warrants                                            N/A           N/A
        Employee and director stock options                 N/A           N/A
        Convertible preferred stock                         N/A           N/A
        Convertible subordinated notes                      N/A           N/A
        Redeemable preferred stock                          N/A           N/A
Denominator for dilutive earnings per share - weighted
average shares                                           24,777,056    23,146,313

Net loss per common share, basic and diluted             $    (0.03)   $    (0.01)
                                                         ==========    ==========

5. Long-Term Debt

On February 3, 2005 we closed the "Prospect Facility" (or "Facility") and ultimately borrowed $4,000,000, secured by all of our assets. At September 30, 2005, our book balance was $2,940,356, net of the discount through such date. At maturity, or exclusive of any prepayment penalty on early prepayment, the total amount owed under the Facility will be $4,000,000.

Among other restrictions and subject to certain exceptions, the Facility restricts us from creating liens, entering into certain types of mergers or consolidations, incurring additional indebtedness, changing the character of our business, or engaging in certain types of transactions. The Facility also requires us to maintain specified financial ratios, including a 1.5:1 ratio of borrowing base to debt and, a 2.0:1 ratio of operating cash flow to interest expense (exclusive of accretion expense).

Effective September 22, 2005, we entered into an amendment to the Facility, thereby obtaining covenant relief with respect to our obligation to maintain an Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") to interest payable coverage ratio of 2.0:1. The amendment changes our compliance date to begin not later than the three months ended January 31, 2006, as compared to October 31, 2005 under the original terms of the agreement. This amendment was effected in order to allow us to proceed with the delayed drilling program of proved undeveloped reserve locations in our Delhi Field, the results of which we are relying on to achieve the EBITDA coverage ratio required of us by Prospect. In consideration for the amendment, we issued to Prospect revocable warrants to purchase 200,000 shares of our common stock, exercisable at $1.36 per share over five years. As a result, $32,509 of non-recurring fair value, as determined using the Black-Scholes model, was charged to interest expense during the three months ended September 30, 2005. The warrants will be automatically revoked in the event we achieve $200,000 in EBITDA, as defined, for any one month period through April 30, 2006. We also agreed to limit our acquisitions of additional oil and gas properties to a maximum of $100,000 plus any new funds raised, until we achieve a trailing three month EBITDA to interest coverage ratio of 2.0:1. The limitation does not include any evaluation costs, so that we may continue to review new projects.

6. Stock-Based Compensation

SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25").

Options
During the three months ended September 30, 2005, we granted stock options to purchase 186,000 shares of our common stock, as described below:

In August 2005, we granted options to purchase 28,000 shares of common stock with an exercise price equal to market price, to each of two independent board members. The options have a ten year life and a one year vesting term. In addition, we granted 130,000 options to two employees with an exercise price equal to market price as of the date of grant. They have a ten year life and a four year vesting term. All of these stock options were granted under our 2004 Stock Plan.

The following table illustrates the effect on net loss and loss per share for the three months ended September 30, 2005 and 2004, as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Fair value was calculated using the Black-Scholes option pricing model.

                                                                                     Three Months Ended
                                                                                         September 30
                                                                                  --------------------------
                                                                                     2005           2004
                                                                                  -----------    -----------
Pro forma impact of Fair Value Method (SFAS 148):
     Net loss attributable to common stockholders, as reported                    $  (800,059)   $  (302,636)
     Plus compensation expense determined under Intrinsic Value Method (APB 25)        42,884         27,328
     Less compensation expense determined under Fair Value Method                    (256,357)       (30,992)
                                                                                  -----------    -----------
     Pro forma net loss attributable to common stockholders                       $(1,013,532)   $  (306,300)

Loss per share (basic and diluted):
     As reported                                                                  $     (0.03)   $     (0.01)
     Pro Forma                                                                    $     (0.04)   $     (0.01)

Warrants
During the three months ended September 30, 2005, we issued revocable warrants to purchase 200,000 shares of our common stock, cancelled warrants to purchase 2,066 shares of our common stock and honored the exercise of warrants for 2,934 shares of our common stock, as described below:

Pursuant to our amended agreement with Prospect, we issued revocable warrants to purchase 200,000 shares of our common stock, exercisable at $1.36 per share over five years. The warrants will be automatically revoked in the event we achieve $200,000 in EBITDA, as defined, for any one month period through April 30, 2006. Using the Black-Scholes model to compute fair value, a non-recurring charge of $32,509 was recorded to interest expense for the three months ended September 30, 2005. The following assumptions were used in the calculation: term = 2.33 years, volatility = 140%, discount rate = 4.55%, and a 20% probability of actually issuing the warrants.

The shares of common stock issuable upon exercise of the Prospect Warrants are subject to a registration rights agreement, pursuant to which we have granted the holder certain piggyback registration rights.

During the three months ended September 30, 2005, 5,000 warrants were exercised, resulting in the issuance of 2,934 shares of our common stock. The remaining 2,066 warrants were cancelled as part of a cashless exercise of the subject warrants.

7. Commodity Hedging and Price Risk Management Activities

Pursuant to the terms of the Prospect Facility, we entered into financial instruments covering approximately 50% of our expected oil and gas production from proved developed producing properties over the next two years. We used reserve report data prepared by W. D. Von Gonten & Co., our independent petroleum engineering firm, to estimate our future production for hedging purposes. As we may elect under FAS 133, Accounting for Derivative Instruments and Hedging Activities, we have designated our physical delivery contracts as normal delivery sale contracts. For the oil price floors (the "Puts") we purchased, we have not fulfilled the documentation requirements of FAS 133. As a result, the Put contracts are "marked-to-market", with the unrealized gain or loss reflected in our statement of operations. At September 30, 2005, we had the following financial instruments in place:

    (i) 2,100 Bbls of oil to be delivered monthly from March 2005 through February 2006 to Plains Oil Marketing LLC, at $48.35 per barrel, plus or minus changes in basis between: (a) the arithmetic daily average of the prompt month "Light Sweet Crude Oil" contract reported by the New York Mercantile Exchange, and (b) Louisiana field posted price. This is accounted for as a normal delivery sales contract. This contract was extended for the months of March 2006 through May 2006 for 70 Bbls of oil per day at a fixed price of $52.55 per barrel of oil, and extended again for the months of June 2006 through August 2006 for 90 Bbls of oil per day at a fixed price $63.45 per barrel of oil.

    (ii) 100 Mcfd of natural gas at a fixed price of $6.21, delivered through our Delhi Field sales tap into Gulf South's pipeline, for the account of Texla for deliveries from March 2005 to May 2006. This is accounted for as a normal delivery sales contract.

    (iii) Purchase of a non-physical Put contract at $38 per barrel for 2,000 Bbls of crude oil production from March 2006 through February 2007. This is accounted for as a "mark-to-market" derivative investment. For the three months ended September 30, 2005, $1,444 was expensed to reflect the changes in the market value of the Put from June 30, 2005 to September 30, 2005.

8. Related Party Transactions

Laird Q. Cagan, Chairman of our Board, is a Managing Director and co-owner of Cagan McAfee Capital Partners, LLC ("CMCP"). CMCP performs financial advisory services to us pursuant to a written agreement, earning a monthly retainer of $15,000. In addition, Mr. Cagan, as a registered representative of Chadbourn Securities, Inc. ("Chadbourn"), has served as the Company's placement agent in private equity financings, typically earning cash fees equal to 8% of gross equity proceeds and warrants equal to 8% of the shares purchased, exercisable over seven years, net of any similar payments made to third parties.

For the three months ended September 30, 2005, $45,000 was expensed and paid to CMCP. During the three months ended September 30, 2004, we expensed $45,000 in monthly retainers to CMCP. At September 30, 2004, amounts due and owing to CMCP totaled $105,000 under the agreement. Also during this period, we charged $27,500 to stockholders' equity as a reduction of the proceeds from common stock sales placed by Chadbourn Securities and Laird Q. Cagan, and issued warrants to purchase up to a total of 17,700 shares of common stock to CMCP, Chadbourn Securities and Laird Q. Cagan in connection with the placement of our common shares. These warrants were issued with a $1.50 exercise price and a seven year term.

On August 10, 2004, Mr. Cagan loaned us $475,000 as a partial bridge financing for our first acquisition in the Tullos Field Area. This loan was paid off in full, including interest, in February 2005.

Eric McAfee, also a Managing Director of CMCP, has served as Vice Chairman of the Board of Verdisys, Inc., the provider of certain horizontal drilling services to the Company. Subsequently in 2004, Mr. McAfee resigned from the Board of Directors of Verdisys, but continues to hold shares in both companies. Mr. McAfee has represented to the Company that he is also a 50% owner of Berg McAfee Companies, LLC, which owns approximately 30% of Verdisys, Inc. NGS paid $130,000 to Verdisys (Blast Energy) during 2003 and $25,960 during 2004 for horizontal drilling services.

John Pimentel, a member of our Board of Directors, is associated with CMCP.

9. Liquidity and Capital Resources

At September 30, 2005, we had $1,727,437 of unrestricted cash and positive working capital of $1,815,992, as compared to $2,548,688 of unrestricted cash and positive working capital of $2,599,232 at June 30, 2005, and $50,832 of unrestricted cash and negative working capital of $872,492 at September 30, 2004. In 2005, our working capital was positively impacted by the $3,000,000 of gross proceeds we received from the sale of our common stock in May of 2005, and the re-financing of our short-term debt with long-term debt and equity under the Prospect Facility in February 2005.

An amendment to the Prospect Facility dated September 22, 2005 was effected in order to allow us to proceed with the delayed drilling program of proved undeveloped reserve locations in our Delhi Field, the results of which we are relying on to achieve the EBITDA coverage ratio required of us by Prospect. We believe the timely drilling and production of our proved undeveloped reserves, based on the reserve report prepared by W.D. Von Gonten & Co dated July 1, 2005, will provide sufficient additions to earnings to comply with Prospect's EBITDA coverage ratio and sufficient cash to maintain our operations for at least the next twelve months. Although the drilling program has commenced, we can give no assurance that the assumptions in the reserve report will be achieved or that the development program will be completed in the timely manner necessary to comply with Prospect's EBITDA covenant coverage. If such a covenant breach occurs and is not waived by Prospect, the debt would become immediately due and payable. Since we do not have sufficient liquid assets to prepay our debt in full, we would be required to refinance all or a portion of our existing debt or obtain additional financing. If we were unable to refinance our debt or obtain additional financing, we would be required to curtail portions of our development program, sell assets, and/or reduce capital expenditures.

10.  Subsequent Events

On October 19, 2005 we filed Amendment No. 1 to our Form SB-2 originally filed with Securities and Exchange Commission ("SEC") on June 6, 2005. The amendment was primarily made to include audited financial statements for our fiscal year ended June 30, 2005, as requested by the SEC in their initial review. The SEC is currently reviewing the amended registration statement and we can give no assurance that our registration statement will become or be maintained effective. Pursuant to a registration rights agreement, we have incurred a penalty of $60,000 payable to the Rubicon Fund, representing 1% of gross proceeds from the offering, payable for any month for which the registration statement is not effective, beginning October 6, 2005. Notwithstanding the foregoing, penalties accrue until Rubicon's shares become tradable under Rule 144, but in no event can the penalty cumulatively exceed 8% or $240,000. This liability has been previously accrued for on our balance sheet, but is unpaid as of this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 This Form 10-QSB and the information referenced herein contain statements that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words "plan," "expect," "project," "estimate," "assume," "believe," "anticipate," "intend," "budget," "forecast," "predict" and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. We use the terms, "NGS," "Company," "we," "us" and "our" to refer to Natural Gas Systems, Inc. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our 2005 Annual Report on Form 10-KSB and Form 10-KSB/A as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Natural Gas Systems, Inc. are expressly qualified in their entirety by this cautionary statement.

Overview
Natural Gas Systems, Inc. is a petroleum company engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas from underground reservoirs. We acquire established oil and gas properties and exploit them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both. We conduct operations through our 100% working interests in the Delhi Field and Tullos Field Area, located in Louisiana.

Critical Accounting Policies
Our 2005 Annual Report on Form 10-KSB and Form 10-KSB/A describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management's most difficult, subjective or complex judgments.

This Quarterly Report on Form 10-QSB should be read in conjunction with the discussion contained in our 2005 Annual Report on Form 10-KSB and Form 10-KSB/A regarding these critical accounting policies.

Other Factors Affecting Our Business and Financial Results
In addition to the matters discussed above, our business, financial condition and results of operations are affected by a number of other factors.

This Quarterly Report on Form 10-QSB should be read in conjunction with the discussion in our 2005 Annual Report on Form 10-KSB and Form 10-KSB/A regarding these other risk factors.

Results of Operations

The following table sets forth certain financial information with respect to our oil and gas operations.

                                                 Three Months Ended
                                                      September 30
                                                ---------------------
Net to NGS                                        2005        2004      Variance     % change
                                                ---------   ---------   ---------    ---------
Sales Volumes (net):
Oil (Bbl)                                           9,002       3,955       5,047          128%

Gas (Mcf)                                           9,838      11,252      (1,414)        -13%

Oil and Gas (Boe)                                  10,642       5,830       4,812           83%

Revenue data (a):

Oil revenue                                     $ 486,395   $ 164,523   $ 321,872          196%

Gas revenue                                        56,489      66,644     (10,155)        -15%
                                                ---------   ---------   ---------
Total oil and gas revenues                      $ 542,884   $ 231,167   $ 311,717          135%

Average prices (a):
Oil (per Bbl)                                   $   54.03   $   41.60   $   12.43           30%

Gas (per Mcf)                                        5.74        5.92       (0.18)         -3%

Oil and Gas (per Boe)                               51.01       39.65       11.37           29%

Expenses (per Boe)

Lease operating expenses and production taxes   $   43.62   $   26.38   $   17.24           65%

Depletion expense on oil and gas properties          7.13        6.88        0.25            4%

  (a) Includes the cash settlement of hedging contracts

Net Income. For the three months ended September 30, 2005, we reported a net loss of $800,059, or $0.03 loss per share on total revenues of $542,884, as compared with a net loss of $302,636, or $0.01 loss per share on total revenues of $231,167 for the three months ended September 30, 2004. The increase in losses are attributable to increases in lease operating and general and administrative expenses, partially offset by increases in revenues due to higher sales and sales prices (see Lease Operating Expenses).

Sales Volumes. Oil sales volumes, net to our interest, for the three months ended September 30, 2005 increased 128% to 9,002 Bbls, compared to 3,955 Bbls for the three months ended September 30, 2004. The increase in sales volumes is primarily due to an increase in oil production from our Tullos Field Area acquisitions and the results of our recompletions in the Delhi Field.

Our net oil stock ending inventory increased 154% at September 30, 2005 to 4,079 Bbls, as compared to 1,609 Bbls at September 30, 2004, and increased 67%, or 1,638 Bbls, as compared to June 30, 2005. Increases in oil inventory are attributable to the nature of our acquisitions in the Tullos Field Area, since many of the Tullos Field leases do not make a full truckload within one month. This causes erratic oil runs, due to the preference of our oil purchaser to gather a full truckload from a single tank battery.

Net natural gas volumes sold for the three months ended September 30, 2005 were 9,838 Mcfs, a decrease of 13% from the three months ended September 30, 2004. Gas volumes declined due to mechanical problems with our largest gas producer, the Delhi Unit 184-2, resulting from severe plugging that occurred during a workover in June 2005, gas gathering line leaks and normal production decline. When compared to the three months ended June 30, 2005, natural gas sales are down 6%, or 135 Mcfs, due primarily to the full quarter effect of the 184-2 mechanical problems.

Production. Net oil production for the three months ended September 30, 2005 increased 176% to 10,639 Bbls, compared to 3,850 Bbls for the three months ended September 30, 2004. This is primarily due to the acquisition of wells in the Tullos Field Area. Net natural gas production for the three months ended September 30, 2005 declined 12% to 14,366 Mcfs, compared to 16,360 Mcfs for the three months ended September 30, 2004. This was due to well downtime caused by mechanical problems on our Delhi 184-2 well, shut-in of our gas gathering line to repair line leaks and normal production declines.

Oil and Gas Revenues. Revenues presented in the table above and discussed herein represent revenue from sales of our oil and natural gas production volumes, net to our interest. Production sold under fixed price delivery contracts, which have been designated for the normal purchase and sale exemption under SFAS 133, are also included in these amounts. Realized prices may differ from market prices in effect during the periods, depending on when the fixed delivery contract was executed.

Oil and gas revenues increased 135% for the three month period ended September 30, 2005, compared to the same period in 2004, as a result of the two separate acquisitions of producing leases in the Tullos Field Area. Another component of the increase was a 29% increase in the sales prices we received per Boe during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

Lease Operating Expenses. Lease operating expenses for the three months ended September 30, 2005 increased $326,442 from the comparable 2004 period to $464,190. The increase in operating expenses in 2005 is primarily attributable to (1) an increase in the number of active wells due the acquisition of properties in the Tullos Field Area, (2) substantial increases in overall industry service costs, and (3) high workover costs associated with our Delhi 87-2 and 197-2 wells, repairs to our salt water disposal system and repairs to two separate gas gathering line leaks.

On a BOE basis, lease operating expense and production taxes totaling $43.62 per BOE did not meet our expectations for the three months ended September 30, 2005, as compared to 2004's comparable quarter ($26.38), and as compared to the previous three months ended June 30, 2005 ($24.39). The unfavorable variance in the current quarter was predominately due to the previously mentioned workover costs associated with an unusually large number of our Delhi wells, combined with the loss of production from well downtime while working over the wells. Over half of this unfavorable variance was attributable to workover expenses incurred to maintain production on our Delhi 87-2 well, which currently accounts for the majority of our production from our Delhi Field. At present, the 87-2 well appears to have stabilized. As previously reported, our Delhi 87-2 well is over 50 years old. Following its recompletion earlier this year into a new reservoir with an initial flowing production rate of 90 bopd, it suffered a casing collapse, causing us to engage in numerous expensive workovers that eventually enabled us to produce the well at a constrained rate of 30+ bopd.

Salaries, General and Administrative Expenses. Salaries, general and administrative expenses (exclusive of non-cash stock compensation expense) increased $206,361 to $471,204 for the three months ended September 30, 2005, as compared to the comparable 2004 period. The increase is primarily due to an increase in employees from two to five and implementation of an outsourced property accounting service with Petroleum Financial Incorporated. Overall general and administrative expenses are high due to expenses associated with a being a public registrant, including expenses for audited financial statements, SEC counsel, outside engineering estimates, D&O insurance, outside director fees and other related costs.

Depletion and Amortization Expense. Depletion and amortization expense increased $28,799 for the three months ended September 30, 2005 to $75,905 from $47,106 for the same period in 2004. The increase is due mostly to an 83% increase in sales volumes and a 4% increase in the average depletion rate, period over period.

Interest Expense. Interest expense for the three months ended September 30, 2005 increased $196,412 to $221,678, (of which $141,365 was cash expense) compared to $25,266 (of which $12,082 was cash expense) for the three months ended September 30, 2004. The increase in interest expense was primarily due to interest expense associated with the Prospect Facility, which was not outstanding in the comparable 2004 quarter. Of the $221,678 of interest expense incurred in the current three month period, $32,509 was recorded as a non-recurring charge to interest expense, representing the fair value of 200,000 revocable warrants issued in consideration to amend the Prospect Facility on September 22, 2005.

Hurricane Update. On August 29, 2005, Hurricane Katrina, came onshore just east of New Orleans, LA. None of our oil and gas properties suffered casualty losses from this storm.

On September 24, 2005, Hurricane Rita came onshore near the Texas/Louisiana border and headed north near our oil and gas operations in Northern Louisiana. None of our oil and gas properties suffered casualty losses from this storm, except we experienced approximately two days of deferred production at our Tullos Field, due sporadic electricity outages.

Development Drilling Program. We originally scheduled our Delhi Field development drilling program to begin in May 2005. The program consists of drilling seven consecutive wells, all included in our proved undeveloped reserves. Due to delays by the drilling contractor, we did not begin drilling until the second week of October, 2005.

The first well drilled, the Delhi Unit 92-2, reached a total depth of slightly more than 3,500 feet and encountered the objective pay sand we expected. The 92-2 has been completed and began delivering gas into our sales line on November 10, 2005. As of November 12, 2005, our second development well, the Delhi Unit 70-4, had been drilled, logged and production casing had been set.

The drilling rig will be retained in the field until the drilling program is completed.

Liquidity and Capital Resources

At September 30, 2005, we had $1,727,437 of unrestricted cash and positive working capital of $1,815,992, as compared to $2,548,688 of unrestricted cash and positive working capital of $2,599,232 at June 30, 2005, and $50,832 of unrestricted cash and negative working capital of $872,492 at September 30, 2004. In 2005, our working capital was positively impacted by the $3,000,000 of gross proceeds we received from the sale of our common stock in May of 2005, and the re-financing of our short-term debt with long-term debt and equity under the Prospect Facility in February 2005.

Effective September 22, 2005, we entered into an amendment to the Prospect Facility, thereby obtaining covenant relief with respect to our obligation to maintain an EBITDA to interest payable coverage ratio of 2.0:1. The amendment changes our compliance date to begin not later than the three months ended January 31, 2006, as compared to October 31, 2005 under the original terms of the agreement. In consideration for the amendment, we have issued to Prospect revocable warrants to purchase 200,000 shares of our common stock, exercisable at $1.36 per share over five years. As a result, a non-recurring charge of $32,509 was recorded to interest expense during the three months ended September 30, 2005. The warrants will be automatically revoked in the event we achieve $200,000 in EBITDA, as defined, for any one month period through April 30, 2006. We also agreed to limit our acquisitions of additional oil and gas properties to a maximum of $100,000 plus any new funds raised, until we achieve a trailing three month EBITDA to interest coverage ratio of 2.0:1. The limitation does not include any evaluation costs, so that we may continue to review new projects.

The amendment to the Prospect Facility was effected in order to allow us to proceed with the delayed drilling program of proved undeveloped reserve locations in our Delhi Field, the results of which we are relying on to achieve the EBITDA coverage ratio required of us by Prospect. We believe the timely drilling and production of our proved undeveloped reserves, based on the reserve report prepared by W.D. Von Gonten & Co dated July 1, 2005, will provide sufficient additions to earnings to comply with Prospect's EBITDA coverage ratio, and will provide sufficient cash to maintain our operations for at least the next twelve months. Although the drilling program has commenced, we can give no assurance that the assumptions in the reserve report will be achieved or that the development program will be completed in the timely manner necessary to comply with Prospect's EBITDA covenant coverage. If such a covenant breach occurs and is not waived by Prospect, the debt would become immediately due and payable. Since we do not have sufficient liquid assets to prepay our debt in full, we would be required to refinance all or a portion of our existing debt or obtain additional financing. If we were unable to refinance our debt or obtain additional financing, we would be required to curtail portions of our development program, sell assets, and/or reduce capital expenditures.

We have historically financed our development activities through proceeds from debt and equity proceeds. In the short term we intend to finance our current development drilling program through our existing working capital resources. As operator of all of our projects in development, we have the ability to significantly control the timing of most of our capital expenditures. We believe the cash flows from operating activities, combined with our ability to control the timing of substantially all of our future development and acquisition requirements, will provide us with the flexibility and liquidity to meet our future planned capital requirements through the end of our second fiscal quarter.

Cash used in operating activities for the three months ended September 30, 2005 was $553,776 and cash used in operations for the comparative period in 2004 was $164,321. In 2005, the increase in cash used in operating activities was primarily due to higher operating expenses, partially offset by higher revenues.

Cash used in investing activities in the three months ended September 30, 2005 and 2004 was $260,952 and $805,523, respectively. Development capital expenditures spent for the three months ended September 2005 was $260,301. For the three months ended September 2004, we expended approximately $725,000 in capital acquisition costs for the purchase of producing properties in our Tullos Field Area, and approximately $80,000 was used for development capital at our Delhi Field.

Cash used in financing activities for the three months ended September 30, 2005 was $6,523, applied primarily to the remaining balance of the Cananwill insurance loan. In the comparable 2004 period, $652,845 of cash was provided from financing activities, consisting of $481,597 in net proceeds from loans and $554,723 of gross cash proceeds from the private sale of 369,200 shares of our common stock, before commissions, less $350,716 used for loan repayments.

Budgeted Capital Expenditures. Our Delhi development drilling program began in early October, 2005. Capital expenditures necessary to complete the drilling and completion of seven proved undeveloped reserve locations is expected to be approximately $1.3 million, assuming all wells scheduled to be drilled will also be completed. We plan on funding this program out of working capital. As of November 9, 2005, we have drilled and completed one well and drilled and logged one other well. Five more wells are scheduled to be drilled during calendar year 2005.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to this company's management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

         31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

         32.1 Certification of Chief Executive Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

         32.2 Certification of Chief Financial Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.


B.   Reports on Form 8-K

     Current Report on Form 8-K filed on October 7, 2005, pursuant to Item 1.01, announcing the entry into a material definitive agreement.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NATURAL GAS SYSTEMS, INC.
                                  (Registrant)



Date: November 14, 2005               By: /s/ STERLING  H. MCDONALD
                                      -------------------------------
                                      Sterling H. McDonald
                                      Chief Financial Officer
                                      Principal Financial and Accounting Officer