Form 10QSB
period 2005-12-31
NATURAL GAS SYSTEMS INC/NEW
filed 2006-02-14
CIK 1006655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2005
                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period ____________ to _____________

                        COMMISSION FILE NUMBER 000-27862

                            NATURAL GAS SYSTEMS, INC.
               (Exact name of registrant as specified in charter)



           NEVADA                                          41-1781991
           ------                                          ----------
  (State or other jurisdiction              (I.R.S. employer identification no.)
of incorporation or organization)

                  820 Gessner, Suite 1340, Houston, Texas 77024
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (713) 935-0122


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No:|_|

Check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.). Yes: |_| No: |X|

The number of shares outstanding of Registrant's common stock, par value $0.001, as of February 1, 2006, was 24,948,364.

Transitional Small Business Disclosure Format (Check one): Yes: |_|  No: |X|

                            NATURAL GAS SYSTEMS, INC.
                                TABLE OF CONTENTS


                                                                           Page
PART I.  FINANCIAL INFORMATION                                            Number
------------------------------                                            ------

ITEM 1. FINANCIAL STATEMENTS

      Consolidated Balance Sheets: December 31, 2005 (unaudited) and
      June 30, 2005                                                            3

      Consolidated Statements of Operations (unaudited): For the three
      and six months ended December 31, 2005 and 2004                          4

      Consolidated Statements of Cash Flows (unaudited): For the six
      months ended December 31, 2005 and 2004                                  5

      Notes to Consolidated Financial Statements (unaudited)                   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                             11

ITEM 3.CONTROLS AND PROCEDURES                                                16

PART II.  OTHER INFORMATION
---------------------------

ITEM 1. LITIGATION                                                            17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   17

ITEM 6. EXHIBITS                                                              17

SIGNATURES                                                                    18

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            NATURAL GAS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     December 31,     June 30,
                                                        2005           2005
                                                    ------------   ------------
                                                     (Unaudited)
                    Assets
Current Assets:

        Cash                                        $    433,465   $  2,548,688
        Accounts receivable, trade                       316,162        300,761
        Inventories (materials & supplies)               455,247        222,470
        Prepaid expenses                                 132,788         84,304
        Retainers and deposits                            66,335         56,335
                                                    ------------   ------------
             Total current assets                      1,403,997      3,212,558

        Oil & Gas properties - full cost               6,589,365      5,276,303
        Oil & Gas properties - not amortized              44,844         61,887
        Less:  accumulated depletion                    (502,739)      (313,391)
                                                    ------------   ------------
             Net oil & gas properties                  6,131,470      5,024,799

        Furniture, fixtures, and equipment, at
          cost                                            14,684         12,113
        Less:  accumulated depreciation                   (5,734)        (3,401)
                                                    ------------   ------------
             Net furniture, fixtures, and
               equipment                                   8,950          8,712

        Restricted deposits                              868,263        863,089
        Other assets                                     318,080        356,066
                                                    ------------   ------------

             Total assets                           $  8,730,760   $  9,465,224
                                                    ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:

        Accounts payable                            $    400,161   $    240,389
        Accrued liabilities                              261,225        276,470
        Notes payable, current                                 0          6,754
        Royalties payable                                123,586         89,713
                                                    ------------   ------------
             Total current liabilities                   784,972        613,326

Long term Liabilities:
        Notes payable                                  4,000,000      4,000,000
        Discount on notes payable                     (1,023,776)    (1,093,452)
        Asset retirement obligations                     447,315        433,250
                                                    ------------   ------------
             Total liabilities                         4,208,511      3,953,124
Stockholders' Equity:
        Common Stock, par value $0.001
          per share; 100,000,000 shares
          authorized, 24,788,364
          and 24,774,606 shares issued and
          outstanding as of December 31, 2005
          and June 30, 2005, respectively                 24,788         24,774
        Additional paid-in-capital                     9,706,584      9,611,767
        Deferred stock based compensation               (338,023)      (595,283)
        Accumulated deficit                           (4,871,100)    (3,529,158)
                                                    ------------   ------------
             Total stockholders' equity                4,522,249      5,512,100
                                                    ------------   ------------
             Total liabilities and stockholders'
               equity                               $  8,730,760   $  9,465,224
                                                    ============   ============

     See accompanying notes to condensed consolidated financial statements.

                            NATURAL GAS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                        Three Months Ended             Six Months Ended
                                            December 31,                  December 31,
                                          2005         2004            2005          2004
                                    ---------------------------   ---------------------------
Revenues:

     Oil sales                      $    557,439   $    250,931   $  1,043,834   $    415,454
     Gas sales                           278,955        114,837        336,888        181,481
     Price risk management
     activities                           (5,458)             0         (6,902)             0
                                    ---------------------------   ---------------------------
          Total revenues                 830,936        365,768      1,373,820        596,935

Expenses:
     Lease operating costs               398,686        193,469        862,876        331,217
     Production taxes                     21,536         12,470         36,020         28,494
     Depreciation, depletion and
     amortization                        114,431         53,986        191,681        101,092
     General and administrative          662,106        540,569      1,246,384        851,704
                                    ---------------------------   ---------------------------
          Total operating expenses     1,196,759        800,494      2,336,961      1,312,507
                                    ---------------------------   ---------------------------

Loss from operations                    (365,823)      (434,726)      (963,141)      (715,572)

Other revenues and expenses:
     Interest income                      14,955          2,621         33,892          6,097
     Interest expense                   (191,016)       (41,102)      (412,694)       (66,368)
                                    ---------------------------   ---------------------------
          Total other revenues and
            expenses                    (176,061)       (38,481)      (378,802)       (60,271)

                                    ---------------------------   ---------------------------

Net loss                            $   (541,884)  $   (473,207)  $ (1,341,943)  $   (775,843)
                                    ===========================   ===========================

Loss per common share, basic and
  diluted                           $      (0.02)  $      (0.02)  $      (0.05)  $      (0.03)

Weighted average number of common
shares, basic and diluted             24,780,405     23,357,807     24,778,730     23,334,443


     See accompanying notes to condensed consolidated financial statements.

                            NATURAL GAS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                    Six months      Six months
                                                       Ended           Ended
                                                    December 31,    December 31,
                                                       2005            2004
                                                   -----------------------------
Cash flow from operating activities:

      Net loss                                      $ (1,341,943)  $   (775,843)

      Adjustments to reconcile net loss to net
        cash used by operating activities:
           Stock-based compensation                      269,351        111,120
           Depletion                                     189,348        101,092
           Depreciation                                    2,333            772
           Accretion of asset retirement
             obligation                                   14,065          6,581
           Accretion of debt discount and non-cash
           interest                                      130,178              0
           Other non-cash items                           50,232              0
      Changes in assets and liabilities:
           Accounts receivable                           (15,401)       (64,741)
           Inventories                                  (232,777)       (47,855)
           Accounts payable                              159,772        484,690
           Royalties payable                              33,873              0
           Prepaid expenses                              (48,484)       (12,772)
           Accrued liabilities                           (15,245)       128,501
                                                    ------------   ------------

                Net cash used by operating
                  activities                            (804,698)       (68,455)

Cash flow from investing activities:
           Capital expenditures for oil and gas
           properties                                 (1,296,019)      (885,660)
           Capital expenditures for furniture,
           fixtures and equipment                         (2,571)             0
           Restricted deposits and retainers             (15,174)             0
           Other assets                                    9,993        (53,255)
                                                    ------------   ------------
                Net cash used in investing
                  activities                          (1,303,771)      (938,915)

Cash flow from financing activities:
           Proceeds from notes payable                         0        977,875
           Payments on notes payable                      (6,754)      (775,972)
           Proceeds from issuance of common stock              0        529,199
                                                    ------------   ------------

                Net cash provided by (used in)
           financing activities                           (6,754)       731,102
                                                    ------------   ------------

      Net decrease in cash                            (2,115,223)      (276,268)

      Cash and cash equivalents, beginning of
        period                                         2,548,688        367,831
                                                    ------------   ------------
      Cash and cash equivalents, end of period      $    433,465   $     91,563
                                                    ============   ============

      Supplemental disclosure of cash flow
        information:

           Interest paid                            $    282,516   $     18,452

     See accompanying notes to condensed consolidated financial statements.

                   NATURAL GAS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Organization and Basis of Preparation

Headquartered in Houston, Texas, Natural Gas Systems, Inc. (the "Company", "NGS", "we" or "us") is a petroleum company incorporated under the laws of the State of Nevada, engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas from underground reservoirs. We acquire established oil and gas properties and exploit them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both. At December 31, 2005, we conducted operations through the 100% working interests we own in our Delhi Field and Tullos Field Area, all located in Louisiana.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and, with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been included. All inter-company transactions are eliminated upon consolidation. The interim financial information and notes hereto should be read in conjunction with our 2005 Annual Report on Form 10-KSB and Form 10-KSB/A for the year ended June 30, 2005, as filed with the Securities and Exchange Commission. The results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of results to be expected for the entire fiscal year.

2. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R "Shared Based Payment" ("SFAS 123R"). This statement is a revision of SFAS Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based compensation ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period of the registrant's first fiscal year beginning after December 15, 2005. We are in the process of evaluating whether SFAS No. 123R will have a significant impact on our overall results of operations or financial position.

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

The reconciliation of the beginning and ending asset retirement obligation for the period ending December 31, 2005 is as follows:

             Asset retirement obligation at June 30, 2005        $   433,250

             Liabilities incurred                                         --

             Liabilities settled                                          --

             Accretion expense                                        14,065
                                                               -------------
             Asset retirement obligation at December 31, 2005    $   447,315

4. Loss per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are determined on the assumption that outstanding stock options have been converted using the average price for the period. For purposes of computing earnings per share in a loss year, potential common shares have been excluded from the computation of weighted average common shares outstanding, because their effect is anti-dilutive.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                        Three months ended
                                                            December 31
                                                  ------------------------------
                                                       2005            2004
                                                  --------------   -------------
Numerator:

    Net loss applicable to common
      stockholders                                  $   (541,884)  $   (473,207)
    Plus income impact of assumed conversions:
      Preferred stock dividends                         N/A            N/A
      Interest on convertible
        subordinated notes                              N/A            N/A
                                                    ------------   ------------
Net loss applicable to common
  stockholders plus assumed conversions             $   (541,884)  $   (473,207)
                                                    ============   ============

Denominator:                                          24,780,405     23,357,807

Affect of potentially dilutive common shares:
     Warrants                                           N/A            N/A
     Employee and director stock options                N/A            N/A
     Convertible preferred stock                        N/A            N/A
     Convertible subordinated notes                     N/A            N/A
     Redeemable preferred stock                         N/A            N/A
                                                    ------------   ------------
Denominator for dilutive earnings per                 24,780,405     23,357,807
share -  weighted average shares
                                                    ============   ============
Loss per common share:
    Basic and diluted                               $      (0.02)  $      (0.02)
                                                    ============   ============

                                                         Six months ended
                                                            December 31
                                                  ------------------------------
                                                       2005            2004
                                                  --------------   -------------
Numerator:

    Net loss applicable to common
      stockholders                                  $ (1,341,943)  $   (775,843)
    Plus income impact of assumed conversions:
       Preferred stock dividends                        N/A            N/A
       Interest on convertible
subordinated notes                                      N/A            N/A
                                                    ------------   ------------
Net loss applicable to common
  stockholders plus assumed conversions             $ (1,341,943)  $   (775,843)
                                                    ============   ============


Denominator:                                          24,778,730     23,334,443

Affect of potentially dilutive common shares:
     Warrants                                           N/A            N/A
     Employee and director stock options                N/A            N/A
     Convertible preferred stock                        N/A            N/A
     Convertible subordinated notes                     N/A            N/A
     Redeemable preferred stock                         N/A            N/A
                                                    ------------   ------------
Denominator for dilutive earnings per
  share -  weighted average shares                    24,778,730     23,334,443
                                                    ============   ============

Loss per common share:
    Basic and diluted                               $      (0.05)  $      (0.03)
                                                    ============   ============

5. Long-term Debt

On February 3, 2005 we closed a financing agreement with Prospect Energy Corporation (the "Prospect Facility" or "Facility") and ultimately borrowed $4,000,000, secured by all of our assets. At December 31, 2005, our book balance was $2,976,224, net of the discount through such date. At maturity, or exclusive of any prepayment penalty on early prepayment, the total amount owed under the Facility will be $4,000,000.

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

Effective September 22, 2005, we entered into an amendment to the Facility, thereby obtaining covenant relief with respect to our obligation to maintain an Earnings Before Interest (cash basis), Taxes, Depreciation and Amortization ("EBITDA") to interest payable coverage ratio of 2.0:1. The amendment changes our compliance date to begin not later than the three months ended January 31, 2006, as compared to October 31, 2005 under the original terms of the agreement. This amendment was effected in order to allow us to proceed with the delayed drilling program of proved undeveloped reserve locations in our Delhi Field, the results of which we are relying on to achieve the EBITDA coverage ratio required of us by the Prospect Facility. In consideration for the amendment, we issued to Prospect Energy Corporation (Prospect) revocable warrants to purchase 200,000 shares of our common stock, exercisable at $1.36 per share over five years. As a result, $32,509, representing the fair value of the warrants, as determined using the Black-Scholes option pricing model, was charged to interest expense during the three months ended September 30, 2005. The warrants will be automatically revoked in the event we achieve $200,000 in EBITDA, as defined, for any one month period through April 30, 2006. We also agreed to limit our acquisitions of additional oil and gas properties to a maximum of $100,000 (plus the amount of proceeds to us from financing transactions and positive cash flow from operations, if any, in each case subsequent to September 22, 2005) until we achieve a trailing three month EBITDA to interest coverage ratio of 2.0:1. The limitation does not include any evaluation costs, so that we may continue to review new projects.

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

Options
In December 2005, we: (i) granted a non-qualified stock option to purchase 100,000 shares of common stock with an exercise price equal to the market price of the underlying common stock on the date of grant, with a ten year term and two year vesting schedule, to William E. Dozier, a newly elected independent member of our board of directors, (ii) made a direct stock grant of 10,000 shares of common stock (outside of the 2004 Stock Plan) to an outside consultant for services previously performed, resulting in $12,091 of stock compensation expense being recorded, (iii) accelerated the vesting of options granted to Messrs. Stoever and DiPaolo in 2004 of 100,000 shares each, resulting in the recording of $11,000 (six months) of additional stock compensation expense, and (iv) accelerated the vesting of a direct stock grant issued to Daryl Mazzanti in June 2005, resulting in $20,112 (six months) of additional stock compensation expense.

In August 2005, we granted options to purchase 28,000 shares of common stock with an exercise price equal to the market price of the underlying common stock, to each of two independent board members. The options have a ten year life and a one year vesting term. In addition, we granted 130,000 options to two employees with an exercise price equal to the market price of the underlying common stock as of the date of grant. They have a ten year life and a four year vesting term.

During the six months ended December 31, 2004, we granted options to purchase up to an aggregate total of 200,000 shares of common stock with an exercise price of $1.27 per share (in the money), to each of our two independent board members, Messrs. Gene Stoever and E. J. DiPaolo (or 100,000 shares each). The options have a ten year life and vest over a two year period beginning May 26, 2004, the date of the directors' election to the Board of directors.

Unless otherwise noted, all stock options mentioned above were granted under the 2004 Stock Plan.

The following tables illustrate the effect on net loss and loss per share for the three and six months ended December 31, 2005 and 2004, as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Fair value was calculated using the Black-Scholes option pricing model.

                                                          Three Months Ended
                                                              December 31
                                                      --------------------------
                                                          2005          2004
                                                      -----------   ------------
Pro forma impact of Fair Value Method (SFAS 148):
    Net loss attributable to common stockholders, as
      reported                                        $  (541,884)  $  (473,207)
    Plus compensation expense determined under
      Intrinsic Value Method (APB 25)                      73,996        64,828

    Less compensation expense determined under
      Fair Value Method                                  (372,074)     (126,306)
                                                      -----------   ------------

    Pro forma net loss attributable to common
      stockholders                                    $  (839,962)  $  (534,685)

Loss per share (basic and diluted):
    As reported                                       $     (0.02)  $     (0.02)
    Pro Forma                                         $     (0.03)  $     (0.02)


                                                           Six Months Ended
                                                              December 31
                                                      --------------------------
                                                          2005          2004
                                                      -----------   ------------
Pro forma impact of Fair Value Method (SFAS 148):

    Net loss attributable to common stockholders, as
      reported                                        $(1,341,943)  $  (775,843)
    Plus compensation expense determined under
      Intrinsic Value Method (APB 25)                     116,880       111,120

    Less compensation expense determined under
      Fair Value Method                                  (628,431)     (157,298)
                                                      -----------   ------------

    Pro forma net loss attributable to common
      stockholders                                    $(1,853,494)  $  (822,021)

Loss per share (basic and diluted):
    As reported                                       $     (0.05)  $     (0.03)
    Pro Forma                                         $     (0.07)  $     (0.04)

Warrants
Pursuant to our amended agreement with Prospect, we issued revocable warrants to purchase 200,000 shares of our common stock, exercisable at $1.36 per share over five years. The warrants will be automatically revoked in the event we achieve $200,000 in EBITDA, as defined, for any one month period through April 30, 2006. Using the Black-Scholes model to compute fair value, a non-recurring charge of $32,509 was recorded to interest expense for the three months ended September 30, 2005. The following assumptions were used in the calculation: term = 2.33 years, volatility = 140%, discount rate = 4.55%, and a 20% probability that the warrants will not be revoked.

The shares of common stock issuable upon exercise of the Prospect Warrants are subject to a registration rights agreement, pursuant to which we have granted the holder certain piggyback registration rights.

During the six months ended December 31, 2005, 7,000 warrants were exercised by two non-employees, resulting in the issuance of 3,758 shares of our common stock. The remaining 3,242 warrants were cancelled as part of a cashless exercise of the subject warrants.

Pursuant to a revocable warrant agreement we extended to our Vice President of Operations at the beginning of his employment requiring certain performance measures which were met as of December 12, 2005, thereby establishing a measurement and beginning vesting date for purposes of computing compensation expense for the pro forma tables provided in this Note 6 above.

During the six months ended December 31, 2004, no warrants were issued or granted.

7. Commodity Hedging and Price Risk Management Activities

Pursuant to the terms of the Prospect Facility, we entered into financial instruments covering approximately 50% of our expected oil and gas production from proved developed producing properties over the next two years. We used reserve report data prepared by W. D. Von Gonten & Co., our independent petroleum engineering firm, to estimate our future production for hedging purposes. As we may elect under FAS 133, Accounting for Derivative Instruments and Hedging Activities, we have designated our physical delivery contracts as normal delivery sale contracts. For the oil price floors (the "Puts") we purchased, we have not fulfilled the documentation requirements of FAS 133. As a result, the Put contracts are "marked-to-market", with the unrealized gain or loss reflected in our statement of operations. At December 31, 2005, we had the following financial instruments in place:

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

      (iii) Purchase of a non-physical Put contract at $38 per barrel for 2,000 Bbls of crude oil production from March 2006 through February 2007. This is accounted for as a "mark-to-market" derivative investment. For the six months ended December 31, 2005, $6,902 was expensed to reflect the changes in the market value of the Put from June 30, 2005 to December 31, 2005.

For the six months ended December 31, 2004, there were no financial instruments in place.

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

In December 2005, we renegotiated our agreement with CMCP, and the monthly retainer fee has decreased from $15,000 per month to $5,000 per month effective December 1, 2005. The retainer includes payment for the services of Mr. Cagan as Chairman of our Board.

For the three months ended December 31, 2005, $30,000 was paid to CMCP, $20,000 was expensed and $10,000 was reclassified as a Prepaid Asset for future retainer fees (namely January and February 2006).

For the three months ended September 30, 2005, $45,000 was expensed and paid to CMCP.

During the three months ended December 31, 2004, $45,000 was expensed as monthly retainer fees to CMCP, and payment was made in May 2005. In addition, Mr. Cagan and Chadbourn earned $17,840 for the placement of 194,200 shares of our common stock. Furthermore, we issued warrants to purchase up to a total of 12,536 shares of common stock to Mr. Cagan and Chadbourn. These warrants have a $1.50 exercise price and a seven-year term. Mr. Cagan loaned us $445,000 as a partial bridge financing for our acquisition in the Tullos Field Area and for additional working capital purposes. This bridge loan was paid off in full, including interest, in February 2005.

During the three months ended September 30, 2004, we expensed $45,000 in monthly retainers to CMCP and payment was made in May 2005. Also during this period, we charged $27,500 to stockholders' equity as a reduction of the proceeds from common stock sales placed by Mr. Cagan and Chadbourn, and issued warrants to purchase up to a total of 17,700 shares of common stock to Mr. Cagan and Chadbourn in connection with the placement of our common shares. These warrants were issued with a $1.50 exercise price and a seven-year term. Mr. Cagan loaned us $475,000 as a partial bridge financing for our first acquisition in the Tullos Field Area and for additional working capital purposes. This bridge loan was paid off in full, including interest, in February 2005.

Eric A. McAfee, a major shareholder of the Company and also a Managing Director of CMCP, has served as Vice Chairman of the Board of Verdisys, Inc., the provider of certain horizontal drilling services to the Company. Subsequently in 2004, Mr. McAfee resigned from the Board of Directors of Verdisys, but continues to hold shares in both companies. Mr. McAfee has represented to the Company that he is also a 50% owner of Berg McAfee Companies, LLC, which owns approximately 30% of Verdisys, Inc. NGS paid $25,960 to Verdisys (Blast Energy) during 2004 for horizontal drilling services.

John Pimentel, a former member of our Board of Directors, is a principal with CMCP.

9. Liquidity and Capital Resources

At December 31, 2005, we had $433,465 of unrestricted cash and positive working capital of $619,025, as compared to $2,548,688 of unrestricted cash and positive working capital of $2,599,232 at June 30, 2005, and $91,563 of unrestricted cash and negative working capital of $1,349,315 at December 31, 2004. In calendar 2005, our working capital was positively impacted by the $3,000,000 of gross proceeds we received from the sale of our common stock in May of 2005, and the re-financing of our short-term debt with long-term debt and equity under the Prospect Facility in February 2005.

An amendment to the Prospect Facility dated September 22, 2005 was effected in order to allow us to proceed with the delayed drilling program of proved undeveloped reserve locations in our Delhi Field, the results of which we are relying on to achieve the EBITDA coverage ratio required of us by Prospect. The timely drilling and production of our proved undeveloped reserves, based on the reserve report prepared by W.D. Von Gonten & Co dated July 1, 2005, will be necessary to provide sufficient additions to earnings to comply with Prospect's EBITDA coverage ratio and sufficient cash to maintain our operations for at least the next twelve months. Although the 2005 Delhi Development Drilling Program has been substantially completed, we can give no assurance that the assumptions in the reserve report will be achieved or that the wells will be completed and placed onto production in the timely manner necessary to comply with Prospect's EBITDA covenant coverage. If such a covenant breach occurs and is not waived by Prospect, the debt would become immediately due and payable. Since we do not have sufficient liquid assets to prepay our debt in full, we would be required to refinance all or a portion of our existing debt or obtain additional financing. If we were unable to refinance our debt or obtain additional financing, we would be required to curtail portions of our development program, sell assets, and/or reduce capital expenditures. Had we been subject to the interest coverage test at December 31, 2005, we would not have been in compliance.

10. Subsequent Events

On January 13, 2006, we entered into a Securities Purchase Agreement with Rubicon Master Funds ("Rubicon"), wherein we issued Rubicon 160,000 additional shares of our common stock as consideration for amending and restating our Registration Rights Agreement dated as of May 6, 2005. The amended terms removed our obligation to pay monetary damages for our failure to obtain and maintain an effective registration statement including their shares, although we are still required to use our best commercial efforts to register for resale the 160,000 shares issued to Rubicon, along with the 1.2 million shares previously issued them.

On January 24, 2006 we filed Amendment No. 2 to our Form SB-2 originally filed with Securities and Exchange Commission ("SEC") on June 6, 2005, and amended on October 19, 2005. Amendment No. 2 was filed to include additional information in response to the SEC's comment letter to us dated November 18, 2005. The SEC is currently reviewing the amended registration statement and we can give no assurance that our registration statement will become or be maintained effective.

On January 27, 2006 we extended our crude oil hedging contracts with Plains Oil Marketing, LLC for an additional six months, covering the periods September 2006 through February 2007. The contract requires us to deliver 2,700 Bbls of oil per month, in exchange for a fixed price of $69.30 per Bbl, plus or minus NYMEX to posted field price basis risk.

On January 31, 2006, we acquired an additional net revenue interest in one of our existing fields. Funding of the $1 million purchase price was provided by an additional $1 million advance under our Prospect Facility, thereby increasing the maturity value of our note due them at maturity to $5 million, and the issuance of an additional 150,000 of irrevocable warrants and 100,000 of revocable warrants, exercisable over five years at the 20 trading day average price immediately prior to January 31 2006. The revocable warrants can be revoked by the Company at any time that cash basis EBITDA reaches or exceeds $200,000 in any one month prior to June 1, 2006.

On February 13, 2006 we amended our existing agreements with Cagan McAfee Capital Partners, LLC and Chadbourn Securities, Inc.

Laird Q. Cagan, the Chairman of our Board of Directors, is a Managing Director of Cagan McAfee Capital Partners, LLC ("CMCP"). Under the revised terms of the agreement with CMCP (the "CMCP Agreement"), CMCP shall continue to perform management advisory services for us for an additional year, starting December 1, 2005, and receive a monthly retainer of $5,000, which includes the services of Mr. Cagan as Chairman of the Board.

In addition, Mr. Cagan is a registered representative of Chadbourn Securities, Inc. ("Chadbourn"), our non-exclusive placement agent for private financings. Under the revised terms of our agreement with Chadbourn (the "Chadbourn Agreement"), in connection with placement agent services Chadbourn shall earn cash fees of up to 8% (decreasing with private placements exceeding $1 million) and warrants equal to 4% of the number of shares sold in equity offerings at an exercise price equal to the offering price. In addition, Chadbourn shall receive a 2% placement fee for special purpose vehicle and/or debt financings. Finally, Chadbourn shall earn a merger & acquisition advisory fee equal to 1% of the consideration paid in a merger or acquisition transaction. This agreement has a one year term, starting December 1, 2005.

A copy of the CMCP Agreement and the Chadbourn Agreement are attached hereto as Exhibits 10.1 and 10.2, respectively, and are incorporated herein by reference. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the CMCP Agreement and the Chadbourn Agreement.

On November 17, 2005, a class action lawsuit was filed in the Fifth Judicial District Court, Richland Parish, Louisiana, against a number of defendants, including two of the Company's subsidiaries, Arkla Petroleum L.L.C. ("Arkla") and NG Sub Corporation (together with Arkla, the "Subsidiaries"). The Subsidiaries were not served with the lawsuit until February 2006. The plaintiffs claim to be landowners whose property (including the soil, surface water, and groundwater) has been contaminated by oil and gas exploration, and production and development activities conducted by the defendants on the plaintiffs' property and adjoining land, since the 1930s (including activities on the Delhi Field, which Arkla first began to operate in 2002 and which was acquired by the Company in 2003). The plaintiffs claim that the defendants knew of the alleged dangerous nature of the contamination and actively concealed it rather than remedy the problem.

The plaintiffs are seeking unspecified compensatory damages and punitive damages, as well as an order that the defendants restore the property and prevent further contamination. The Company's ultimate exposure related to this lawsuit is not currently determinable, but could, if adversely determined, have a material adverse effect on the Company's financial condition. The costs to the Company to defend this action could also have a material adverse effect on the Company's financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 This Form 10-QSB and the information referenced herein contain forward-looking statements. The words "plan," "expect," "project," "estimate," "assume," "believe," "anticipate," "intend," "budget," "forecast," "predict" and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. We use the terms, "NGS," "Company," "we," "us" and "our" to refer to Natural Gas Systems, Inc. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our 2005 Annual Report on Form 10-KSB and Form 10-KSB/A as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Natural Gas Systems, Inc. are expressly qualified in their entirety by this cautionary statement.

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

Results of Operations

Summary

We have continued our growth in critical metrics of production and revenues while limiting our cash overhead costs. In the most recent three and six month periods, our sales volumes have increased by 93% or more, and our revenues have increased by 127% or more over the comparable periods of 2004. Key considerations in this growth are:

o The Tullos Area properties we purchased from Atkins as of September 1, 2004 only contributed production and revenues for four of the six months ended December 31, 2004, as compared to a six month contribution during the six months ended December 31, 2005;

o The Tullos Area properties we purchased from Chadco as of February 1, 2005 contributed no production or revenues during the six months ended December 31, 2004, as compared to a six month contribution during the six months ended December 31, 2005; and

o Only one of our five 2005 Delhi Development Drilling Program wells, the Delhi 92-2, was completed soon enough to make a meaningful revenue contribution in the three months ended December 31, 2005, and then for only the last half of the period.

Our most significant development activity to date has been the implementation of our 2005 Delhi Development Drilling Program that was originally scheduled to begin in May 2005 and was delayed until the second week of October, 2005 by the drilling contractor. By December 31, 2005, three PUD wells in our 2005 Delhi Development Drilling Program had been completed and were producing. The fourth well had been drilled by year end, and was completed and put onto production in late January 2006. The fifth well, a PUD, had been drilled and completed, and was put onto production in early February, 2006.

Of particular significance, the fourth well drilled and completed, the Delhi 225-2, was an unproved location that we elected to drill ahead of other proved locations. The results of that well will add to our proved producing reserves and we believe should lead to one or more proved undeveloped locations in the same reservoir that could hold substantial reserves.

During the period ended December 31, 2005, only one of the five wells we drilled and completed, was producing mostly due to poor drilling practices by the drilling contractor, delays in drilling due to breakdowns in rig equipment, contractor crew turnover and resulting oil-water emulsions and paraffin blockages created in the reservoir. The oil-water emulsions and paraffin blockages have been alleviated, in part, through chemical treatments, and additional work is anticipated to further increase production. We believe that February 2006 will be the first month to include production from all five drilled and completed wells.

The sixth and seventh wells previously anticipated to be drilled in our 2005 Delhi Development Drilling Program have been rescheduled for later in 2006 due to unfavorable ground conditions resulting from heavy rains in early January in the area and the significant financial costs of putting the drilling rig on standby. Consequently, the drilling rig was released in early January 2006 as a cost saving measure. We are in negotiations with another contractor for a drilling rig to initiate our 2006 Delhi Development Drilling Program. The sixth and seventh wells from the 2005 program are expected to be included in our 2006 drilling program.

Going forward, our objectives for calendar year 2006 are to:

o Continue increasing our net property values (net present value in excess of our costs) through re-investments in infrastructure, work-overs, recompletions, water disposal capacity and new development drilling, at the potential cost of reduced near term cash flows and earnings; and

o     Ultimately increase our margins, net cash flows and earnings by:

      o     Increasing production and revenues
      o Controlling cash G&A expense to a growth rate slower than our revenue growth
      o     Maintaining or reducing field operating expense per BOE

o     Seek additional oil & gas property acquisitions.


Three months ended December 31, 2005 compared to three months ended December 31, 2004

The following table sets forth certain financial information with respect to our oil and gas operations.
                                     Three Months Ended
                                         December 31
                                    --------------------
            Net to NGS               2005        2004      Variance   % change
                                    ---------  ---------  ---------   ---------
Sales Volumes:

Oil (Bbl)                              11,827      5,263      6,564         125%

Gas (Mcf)                              24,109     15,860      8,249          52%

Oil and Gas (Boe)                      15,845      7,906      7,940         100%


Revenue data (a):

Oil revenue                         $ 551,981  $ 250,931  $ 301,050         120%

Gas revenue                           278,955    114,837    164,118         143%
                                    ---------  ---------  ---------
Total oil and gas revenues          $ 830,936  $ 365,768  $ 465,168         127%

Average prices (a):


Oil (per Bbl)                       $   46.67  $   47.68  $   (1.01)        -2%

Gas (per Mcf)                           11.57       7.24       4.33          60%

Oil and Gas (per Boe)                   52.44      46.26       6.18          13%

Expenses (per BOE)

Lease operating expenses and
  production taxes                  $   26.52  $   26.05  $    0.47           2%
DD&A expense on oil and gas
  properties                             7.16       6.88       0.28           4%

(a)   Includes the cash settlement of hedging contracts

Net loss. For the three months ended December 31, 2005, we reported a net loss of $541,884 or $0.02 loss per share on total revenues of $830,936, as compared with a net loss of $473,207 or $0.02 loss per share on total revenues of $365,768 for the three months ended December 31, 2004. The increase in losses is attributable to increases in lease operating and general and administrative expenses, high workover costs in October 2005 and losses on lender required price hedges, partially offset by increases in revenues due to higher sales volumes and sales prices. Excluding non-cash stock compensation expense of $156,277 and non-cash penalty expense of $114,239 for not obtaining an effective registration statement, our net loss for the three months ended December 31, 2005 was $271,368, or $0.01 loss per share. By comparison, after excluding non-cash stock compensation expense of $64,828 for the three months ended December 31, 2004, our net loss was $408,379, or $0.017 loss per share.

Sales Volumes. Oil sales volumes, net to our interest, for the three months ended December 31, 2005 increased 125% to 11,827 Bbls, compared to 5,263 Bbls for the three months ended December 31, 2004. The increase in sales volumes is primarily due to oil sales from the Chadco acquisition in the Tullos Field Area and the result of workovers and recompletions in our portfolio. The five wells we drilled and completed did not contribute materially to oil sales during the three months ended December 31, 2005.

Net natural gas volumes sold for the three months ended December 31, 2005 were 24,109 Mcfs, an increase of 52% from the three months ended December 31, 2004. Gas volumes increased primarily due to the Delhi 92-2 well which was drilled and completed in early November.

Production. Oil production varies from oil sales volumes by changes in crude oil inventories, which are not carried on the balance sheet. Net oil production for the three months ended December 31, 2005 increased 115% to 11,860 Bbls, compared to 5,524 Bbls for the three months ended December 31, 2004. This is primarily due to the acquisition of wells in the Tullos Field Area and general field development opportunities. The five wells we drilled and completed did not contribute materially to oil production during the three months ended December 31, 2005. Net natural gas production for the three months ended December 31, 2005 increased 38% to 29,203 Mcfs, compared to 21,161 Mcfs for the three months ended December 31, 2004. This increase was due to a new well drilled in November 2005, the Delhi 92-2.

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

Oil and gas revenues increased 127% for the three month period ended December 31, 2005, compared to the same period in 2004, as a result of the 100% increase in sales volumes due to the Chadco acquisition of producing leases in the Tullos Field Area and additional natural gas sales from the 92-2 well which was completed and began production in November 2005. Another component of the increase was a 13% increase in the sales prices we received per BOE during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Lease Operating Expenses. Lease operating expenses for the three months ended December 31, 2005 increased $205,217 from the comparable 2004 period to $398,686. The increase in operating expenses in 2005 is primarily attributable to (1) an increase in the number of active wells due to the acquisition of properties in the Tullos Field Area, (2) substantial increases in overall industry service costs, and (3) high workover costs associated with our Delhi 87-2 and 197-2 wells, repairs to our salt water disposal system and repairs to two separate gas gathering line leaks.

General and Administrative Expenses. General and administrative expenses (exclusive of non-cash stock compensation expense of $156,277 and penalty expense of $114,239) was $391,590 for the three months ended December 31, 2005, a decrease of $84,151 from $475,741 (exclusive of non-cash stock compensation expense of $64,828), for the three months ended December 2004. Overall general and administrative expenses were higher in the prior year due to significant start up expenses associated with a being a public registrant, including expenses for audited financial statements, SEC counsel, outside engineering estimates, D&O insurance, outside director fees and other related costs.

Depletion and Amortization Expense. Depletion and amortization expense increased $59,457 for the three months ended December 31, 2005 to $113,443 from $53,986 for the same period in 2004. The increase is primarily due to a 100% increase in sales volumes and a 4% increase in the average depletion rate, period over period.

Interest Expense. Interest expense for the three months ended December 31, 2005 increased $149,914 to $191,016 (of which $141,151 was cash expense) compared to $41,102 (of which $6,370 was cash expense) for the three months ended December 31, 2004. The increase in interest expense was primarily due to interest expense associated with the Prospect Facility, which was not outstanding in the 2004. The non-cash portion of interest expense is associated with amortization of the discount we assigned to the Prospect note, based on the fair value we attributed to the granting of the warrants to Prospect.

Six months ended December 31, 2005 compared to six months ended December 31,
2004

                                Six Months Ended
                                   December 31
                             -----------------------
           Net to NGS           2005         2004      Variance      % change
---------------------------- ----------   ----------   ----------    ----------
Sales Volumes:

Oil (Bbl)                         20,781        9,202       11,579          126%

Gas (Mcf)                         33,959       27,117        6,842           25%

Oil and Gas (Boe)                 26,441       13,722       12,720           93%



Revenue data (a):

Oil revenue                   $1,036,932      415,454   $  621,478          150%

Gas revenue                      336,888      181,481      155,407           86%
                              ----------   ----------   ----------
Total oil and gas revenues    $1,373,820   $  596,935   $  776,885          130%


Average prices (a):


Oil (per Bbl)                 $    49.90   $    45.15   $     4.75           11%


Gas (per Mcf)                       9.92         6.69         3.23           48%

Oil and Gas (per Boe)              51.96        43.50         8.45           19%

Expenses (per Boe)

Lease operating expenses and
production taxes              $    34.00   $    26.22   $     7.78           30%

DD&A expense on oil and gas
properties                          7.16         6.88         0.28            4%

(a)   Includes the cash settlement of hedging contracts

Net Loss. For the six months ended December 31, 2005, we reported a net loss of $1,341,943 or $0.05 loss per share on total revenues of $1,373,820, as compared with a net loss of $775,843 or $0.03 loss per share on total revenues of $596,935 for the six months ended December 31, 2004. The increase in losses are attributable to overall increases in lease operating and general and administrative expenses, partially offset by increases in revenues due to higher sales volumes and sales prices. Excluding non-cash stock compensation expense of $269,351 and non-cash penalty expense of $114,239 for not having obtained an effective registration statement, our net loss for the six months ended December 31, 2005 was $958,353, or $0.04 loss per share. By comparison, excluding non-cash stock compensation expense of $111,121 for the six months ended December 31, 2004, our net loss was $664,722, or $0.03 loss per share.

Sales Volumes. Oil sales volumes, net to our interest, for the six months ended December 31, 2005 increased 126% to 20,781 Bbls, compared to 9,202 Bbls for the six months ended December 31, 2004. The increase in sales volumes is primarily due to oil sales from the Chadco acquisition in the Tullos Field Area and the result of workovers and recompletions in our portfolio.

Net natural gas volumes sold for the six months ended December 31, 2005 were 33,959 Mcfs, an increase of 25% from the six months ended December 31, 2004. Gas volumes increased primarily due to the Delhi 92-2 well which was drilled in October and completed in early November.

Production. Oil production varies from oil sales volumes by changes in crude oil inventories, which are not carried on the balance sheet. Net oil production for the six months ended December 31, 2005 increased 140% to 22,500 Bbls, compared to 9,375 Bbls for the six months ended December 31, 2004. This is primarily due to the acquisition of wells in the Tullos Field Area and general field development opportunities.

Our net oil stock ending inventory increased approximately 80% at December 31, 2005 to approximately 4,300 Bbls, as compared to approximately 2,400 Bbls at December 31, 2004. Increases in oil inventory were attributable to additional producing wells (and tank batteries) acquired in the Chadco acquisition and approximately 1,600 barrels of oil that were not picked up by our crude oil purchaser for sale by December 31, 2005. Since many of these leases do not make a full truckload within one month (one truckload equals ~ 160 Bbls), the Tullos Field Area tends to maintain higher levels of inventory compared to production, and can cause erratic oil runs due to the preference of our oil purchaser to gather a full truckload from a single tank battery.

Net natural gas production for the six months ended December 31, 2005 increased 16% to 43,570 Mcfs, compared to 37,521 Mcfs for the six months ended December 31, 2004. This increase was due to a new well drilled in November 2005, the Delhi 92-2, offset by well downtime caused by mechanical problems on the Delhi 184-2 well, shut-in of our gas gathering line to repair line leaks and normal production declines.

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

Oil and gas revenues increased 130% for the six month period ended December 31, 2005, compared to the same period in 2004, as a result of a 93% increase in production volumes due to the Chadco and Atkins acquisitions of producing leases in the Tullos Field Area and increases in production from our Delhi Field, including the gas production from our recently drilled Delhi 92-2 well. Another component of the increase was a 19% increase in the average sales prices we received per BOE during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004.

Lease Operating Expenses. Lease operating expenses for the six months ended December 31, 2005 increased $531,659 from the comparable 2004 period to $862,876. The increase in operating expenses in 2005 is primarily attributable to (1) an increase in the number of active wells due to the acquisition of properties in the Tullos Field Area, (2) substantial increases in overall industry service costs, and (3) high workover costs associated with our Delhi 87-2 and 197-2 wells, repairs to our salt water disposal system and repairs to two separate gas gathering line leaks.

On a BOE basis, lease operating expense and production taxes totaling $34.00 per BOE did not meet our expectations for the six months ended December 31, 2005, as compared to 2004's comparable period of $26.22. The unfavorable variance in the current period was predominately due to the previously mentioned workover costs associated with an unusually large number of our Delhi wells, combined with the loss of production from well downtime while working over the wells. Over half of this unfavorable variance was attributable to workover expenses incurred to maintain production on our Delhi 87-2 well, which currently accounts for the majority of our production from our Delhi Field. As previously reported, our Delhi 87-2 well is over 50 years old. Following its recompletion last year into a new reservoir with an initial flowing production rate of 90 bopd, it suffered a casing collapse, causing us to engage in numerous expensive workovers that eventually enabled us to produce the well at a constrained rate of 30+ bopd.

General and Administrative Expenses. General and administrative expenses (exclusive of non-cash stock compensation expense of $269,351 and penalty expense of $114,239) was $862,794 for the six months ended December 31, 2005, an increase of $122,211 as compared to $740,583 (exclusive of non-cash stock compensation expense of $111,121) for the comparable 2004 period. The increase is primarily due to an increase in employees from two to five and implementation of an outsourced property accounting service with Petroleum Financial Incorporated. Overall general and administrative expenses are high due to expenses associated with a being a public registrant, including expenses for audited financial statements, SEC counsel, outside engineering estimates, D&O insurance, outside director fees and other related costs.

Depletion and Amortization Expense. Depletion and amortization expense increased $88,256 for the six months ended December 31, 2005 to $189,348 from $101,092 for the same period in 2004. The increase is primarily due to a 93% increase in sales volumes and a 4% increase in the average depletion rate, period over period.

Interest Expense. Interest expense for the six months ended December 31, 2005 increased $346,326 to 412,694 (of which $282,516 was cash expense) compared to $66,368 (of which $18,452 was cash expense) for the six months ended December 31, 2004. The increase in interest expense was primarily due to interest expense associated with the Prospect Facility, which was not outstanding in the comparable period in 2004. In addition, $32,509 was recorded as a non-recurring charge to interest expense, representing the fair value of 200,000 revocable warrants issued in consideration to amend the Prospect Facility on September 22, 2005.

Hurricane Update. On August 29, 2005, Hurricane Katrina, came onshore just east of New Orleans, LA. None of our oil and gas properties suffered casualty losses from this storm. On September 24, 2005, Hurricane Rita came onshore near the Texas/Louisiana border and headed north near our oil and gas operations in Northern Louisiana. None of our oil and gas properties suffered casualty losses from this storm, except we experienced approximately two days of deferred production at our Tullos Field, due to sporadic electricity outages.

Liquidity and Capital Resources

At December 31, 2005, we had $433,465 of unrestricted cash and positive working capital of $619,025, as compared to $2,548,688 of unrestricted cash and positive working capital of $2,599,232 at June 30, 2005, and $91,563 of unrestricted cash and negative working capital of $1,349,315 at December 31, 2004. In 2005, our working capital was positively impacted by the $3,000,000 of gross proceeds we received from the sale of our common stock in May of 2005, and the re-financing of our short-term debt with long-term debt and equity under the Prospect Facility in February 2005.

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

The amendment to the Prospect Facility was effected in order to allow us to proceed with the delayed drilling program of proved undeveloped reserve locations in our Delhi Field, the results of which we are relying on to achieve the EBITDA coverage ratio required of us by Prospect. The timely drilling and production of our proved undeveloped reserves, based on the reserve report prepared by W.D. Von Gonten & Co dated July 1, 2005, will be necessary to provide sufficient additions to earnings to comply with Prospect's EBITDA coverage ratio, and will provide sufficient cash to maintain our operations for at least the next twelve months. Although the 2005 Delhi Development Drilling Program has been substantially completed, we can give no assurance that the assumptions in the reserve report will be achieved or that the wells will be completed and placed onto production in the timely manner necessary to comply with Prospect's EBITDA covenant coverage. If such a covenant breach occurs and is not waived by Prospect, the debt would become immediately due and payable. Since we do not have sufficient liquid assets to prepay our debt in full, we would be required to refinance all or a portion of our existing debt or obtain additional financing. If we were unable to refinance our debt or obtain additional financing, we would be required to curtail portions of our development program, sell assets, and/or reduce capital expenditures. Had we been subject to the interest coverage test at December 31, 2005, we would not have been in compliance.

We have historically financed our development activities through proceeds from debt and equity proceeds. In the short term we intend to finance our current development drilling program through our existing working capital resources. As operator of all of our projects in development, we have the ability to significantly control the timing of most of our capital expenditures. We believe the cash flows from operating activities, combined with our ability to control the timing of substantially all of our future development and acquisition requirements, will provide us with the flexibility and liquidity to meet our future planned capital requirements through the next twelve months.

Cash used in operating activities for the six months ended December 31, 2005 was $804,698 and cash used in operations for the comparative period in 2004 was $68,455. In 2005, the increase in cash used in operating activities was primarily due to higher operating expenses, partially offset by higher revenues.

Cash used in investing activities in the six months ended December 31, 2005 and 2004 was $1,303,771 and $938,915, respectively. In 2005, the majority of the development capital expenditures were spent on the 2005 Delhi Development Drilling Program. For the six months ended December 2004, we expended approximately $725,000 in capital acquisition costs for the purchase of producing properties in our Tullos Field Area, and approximately $215,000 was used for development capital in our existing portfolio.

Cash used in financing activities for the six months ended December 31, 2005 was $6,754, which was used to pay off the remaining note for property insurance. Comparatively, $731,102 was used in the 2004 period which consisted of $977,875 in net proceeds from loans and $529,199 of gross cash proceeds from the private sale of 369,200 shares of our common stock, before commissions, less $775,972 used for loan repayments.

Budgeted Capital Expenditures. Our 2005 Delhi Development Drilling Program began in early October, 2005. As of January 26, 2006 we had drilled and completed four wells and drilled and logged one other well. We estimate that capital expenditures approximating $1.3 million, provided from our working capital, will be necessary for the drilling and completion of these five wells. The two option wells we originally planned for the 2005 program (wells six and seven) were postponed due to heavy rains at Delhi during January 2006. We anticipate that these wells will be combined with other locations to comprise our 2006 Delhi Development Drilling Program, to commence later in calendar year 2006. Budgeting for our 2006 plan is in progress.

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

PART II - OTHER INFORMATION

ITEMS 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

ITEM 1. Litigation

      On November 17, 2005, a class action lawsuit was filed in the Fifth Judicial District Court, Richland Parish, Louisiana, against 26 defendants, including two of our subsidiaries, Arkla Petroleum L.L.C. ("Arkla") and NGS Sub. Corp. (together with Arkla, the "Subsidiaries"). We were not served with the lawsuit until February 2006.

      The plaintiffs claim to be landowners whose property (including the soil, surface water, and groundwater) has been contaminated by oil and gas exploration, production and development activities conducted by the defendants on the plaintiffs' property and adjoining land, since the 1930s (including activities by Arkla as operator of the Delhi Field subsequent to Arkla's formation in 2002 and our acquisition of Arkla in 2003, and activities since NGS Sub. Corp.'s acquisition of a 100% working interest in the Delhi Field in 2003.). The plaintiffs claim that the defendants knew of the alleged dangerous nature of the contamination and actively concealed it rather than remedy the problem.

      The plaintiffs are seeking unspecified compensatory damages and punitive damages, as well as an order that the defendants restore the property and prevent further contamination. Our ultimate exposure related to this lawsuit is not currently determinable, but could, if adversely determined, have a material adverse effect on our financial condition. Our costs to defend this action could also have a material adverse effect on our financial condition.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during Natural Gas System's Annual Meeting of Stockholders held on December 1, 2005:

1. Election of Directors - The following nominees were elected to serve as Directors of Natural Gas Systems, Inc. until the 2006 Annual Meeting of
      Stockholders:

                                                 Votes Cast for   Votes Withheld
                                                 --------------   --------------

                              Laird Q. Cagan      18,748,691            25,405

                              E. J. DiPaolo       18,749,591            24,505

                              William E. Dozier   13,374,000                 0

                              Robert S. Herlin    18,749,491            24,605

                              Gene S. Stoever     18,749,591            24,505


2. Ratification of the appointment of Hein & Associates LLP, as independent accountants:

                                 For               Against            Abstain
                              ----------          ---------           -------
                              18,769,091            5,005                0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.    Exhibits

      10.1  Agreement with Chadbourn Securities, Inc., dated February 13, 2006.

      10.2 Agreement with Cagan McAfee Capital Partners, LLC, dated February 13, 2006.

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

                            NATURAL GAS SYSTEMS, INC.
                                  (Registrant)


Date: February 14, 2006               By: /s/ STERLING  H. MCDONALD
                                      ------------------------------------------
                                      Sterling H. McDonald
                                      Chief Financial Officer
                                      Principal Financial and Accounting Officer