Form 10QSB
period 2006-03-31
NATURAL GAS SYSTEMS INC/NEW
filed 2006-05-22
CIK 1006655

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2006

                                       OR

     __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the transition period ____________ to _____________

                        Commission File Number 000-27862

                            NATURAL GAS SYSTEMS, INC.
               (Exact name of registrant as specified in charter)

              Nevada                                     41-1781991
              ------                                     -----------
  (State or other jurisdiction                        (I.R.S. employer
of incorporation or organization)                    identification no.)


                  820 Gessner, Suite 1340, Houston, Texas 77024
              (Address of principal executive offices and zip code)

                                 (713) 935-0122
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of Registrant's common stock, par value $0.001, as of May 8, 2006, was 25,211,716.

Transitional Small Business Disclosure Format (Check one):  Yes: __ No:  X

                            NATURAL GAS SYSTEMS, INC.
                                TABLE OF CONTENTS



                                                                                                    Page
                                                                                                   Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
           Consolidated Balance Sheets: March 31, 2006 (unaudited) and June 30, 2005                  3
           Consolidated Statements of Operations (unaudited): For the three and nine months
             ended March 31, 2006 and 2005                                                            4
           Consolidated Statements of Cash Flows (unaudited): For the nine months ended
             March 31, 2006 and 2005                                                                  5
           Notes to Consolidated Financial Statements (unaudited)                                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS       12

ITEM 3.  CONTROLS AND PROCEDURES                                                                     17

PART II. OTHER INFORMATION

ITEM 1.  LITIGATION                                                                                  18

SIGNATURES                                                                                           19

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            NATURAL GAS SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,       June 30,
                                                                                    2006            2005
                                                                                ------------    ------------
                                     Assets                                     (unaudited)
Current Assets:
            Cash                                                                $    207,831    $  2,548,688
            Accounts receivable, trade                                               266,230         300,761
            Inventories (materials & supplies)                                       348,225         222,470
            Prepaid expenses                                                         114,828          84,304
            Retainers and deposits                                                    56,335          56,335
                                                                                ------------    ------------
                    Total current assets                                             993,449       3,212,558

            Oil & Gas properties - full cost                                       8,358,670       5,276,303
            Oil & Gas properties - not amortized                                      63,059          61,887
            Less:  accumulated depletion                                            (633,985)       (313,391)
                                                                                ------------    ------------
                    Net oil & gas properties                                       7,787,744       5,024,799

            Furniture, fixtures, and equipment, at cost                               15,117          12,113
            Less:  accumulated depreciation                                           (6,854)         (3,401)
                                                                                ------------    ------------
                    Net furniture, fixtures, and equipment                             8,263           8,712

            Restricted deposits                                                      686,704         863,089
            Other assets, net                                                        317,987         356,066
                                                                                ------------    ------------
                    Total assets                                                $  9,794,147
                                                                                                $  9,465,224
                                                                                ============    ============

                           Liabilities and Stockholders' Equity
Current Liabilities:

            Accounts payable                                                    $    565,975    $    240,389
            Accrued liabilities                                                      171,092         276,470
            Notes payable, net of discount                                         4,062,946           6,754
            Royalties payable                                                        101,579          89,713
                                                                                ------------    ------------
                    Total current liabilities                                      4,901,592         613,326

Long term Liabilities:
            Notes payable                                                                  0       4,000,000
            Discount on notes payable                                                      0      (1,093,452)
            Asset retirement obligations                                             454,641         433,250
                                                                                ------------    ------------
                    Total liabilities                                              5,356,233       3,953,124
Stockholders' Equity:
            Common Stock, par value $0.001 per share; 100,000,000 shares authorized, 25,210,678 and 24,774,606 shares issued and
            outstanding as of March 31, 2006 and June 30, 2005, respectively          25,210          24,774
            Additional paid-in-capital                                            10,117,926       9,611,767
            Deferred stock based compensation                                       (225,989)       (595,283)
            Accumulated deficit                                                   (5,479,233)     (3,529,158)
                                                                                ------------    ------------
                    Total stockholders' equity                                     4,437,914       5,512,100
                                                                                ------------    ------------

                    Total liabilities and stockholders' equity                  $  9,794,147    $  9,465,224
                                                                                ============    ============

     See accompanying notes to condensed consolidated financial statements.

                            NATURAL GAS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended              Nine Months Ended
                                                             March 31,                       March 31,
                                                        2006            2005            2006            2005
                                                    ------------    ------------    ------------    ------------
Revenues:
        Oil sales                                   $    801,036    $    308,171    $  1,844,870    $    723,625
        Gas sales                                         83,730         111,722         420,618         293,203
        Price risk management activities                  (6,164)        (40,946)        (13,066)        (40,946)
                                                    ------------    ------------    ------------    ------------
                Total revenues                           878,602         378,947       2,252,422         975,882

Expenses:
        Lease operating costs                            506,093         220,849       1,368,967         555,418
        Production taxes                                  40,936          16,278          76,956          44,773
        Depreciation, depletion and amortization         132,366          59,610         324,047         158,123
        General and administrative                       593,271         855,940       1,839,655       1,706,871
                                                    ------------    ------------    ------------    ------------
                Total operating expenses               1,272,666       1,152,677       3,609,625       2,465,185
                                                    ------------    ------------    ------------    ------------

Loss from operations                                    (394,064)       (773,730)     (1,357,203)     (1,489,303)

Other revenues and expenses:
        Interest income                                    7,626           2,128          41,517           8,226
        Interest expense                                (221,694)       (135,330)       (634,388)       (201,698)
                                                    ------------    ------------    ------------    ------------
                Total other revenues and expenses       (214,068)       (133,202)       (592,871)       (193,472)

                                                    ------------    ------------    ------------    ------------
Net loss                                            $   (608,132)   $   (906,932)   $ (1,950,074)   $ (1,682,775)
                                                    ============    ============    ============    ============

Loss per common share, basic and diluted            $      (0.02)   $      (0.04)   $      (0.08)   $      (0.07)

Weighted average number of common shares,
basic and diluted                                     25,309,557      23,397,156      24,864,403      23,299,719


     See accompanying notes to condensed consolidated financial statements.

                            NATURAL GAS SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                              Nine Months             Nine Months
                                                                             Ended March 31,        Ended March 31,
                                                                                 2006                    2005
                                                                              -----------             -----------
Cash flow from operating activities:
          Net loss                                                            $(1,950,074)            $(1,682,775)

          Adjustments to reconcile net loss to net cash used by Operating activities:
                 Stock-based compensation                                         381,385                 620,589
                 Depletion                                                        320,594                 156,821
                 Depreciation                                                       3,453                   1,302
                 Accretion of asset retirement obligation                          21,391                   9,932
                 Amortization of deferred financing costs                          43,016                       0
                 Accretion of debt discount                                       113,648                       0
                 Other non-cash items                                              34,727                       0
                 Non cash penalty expense                                         240,000                       0
          Changes in assets and liabilities:
                 Accounts receivable                                               33,098                (152,001)
                 Retainers and deposits                                                 0                 (29,530)
                 Inventories                                                     (125,755)               (134,191)
                 Accounts payable                                                 325,586                 360,018
                 Royalties payable                                                 11,866                  48,837
                 Prepaid expenses                                                 (30,524)                 13,195
                 Accrued liabilities                                              (55,378)                 48,119
                                                                              -----------             -----------
                         Net cash used by operating activities                   (632,967)               (739,684)

Cash flow from investing activities:
                 Capital expenditures for oil and gas properties               (3,082,106)             (1,836,876)
                 Capital expenditures for furniture, fixtures and equipment        (3,004)                 (5,037)
                 Restricted deposits                                              176,385                       0
                 Other assets, net                                                 17,716                (344,811)
                                                                              -----------             -----------
                         Net cash used in investing activities                 (2,891,009)             (2,186,724)

Cash flow from financing activities:
                       Deferred financing costs                                   (22,654)               (259,705)
                 Proceeds from notes payable                                    1,040,764               3,855,721
                 Payments on notes payable                                         (6,754)             (1,737,336)
                 Equity and transaction costs                                     171,763               1,678,307
                                                                              -----------             -----------
                         Net cash provided by financing activities              1,183,119               3,536,987

                                                                              -----------             -----------
          Net increase (decrease) in cash                                      (2,340,857)                610,579

          Cash and cash equivalents, beginning of period                        2,548,688                 367,831
                                                                              -----------             -----------
          Cash and cash equivalents, end of period                            $   207,831             $   978,410
                                                                              ===========             ===========

          Supplemental disclosure of cash flow information:

                 Interest paid                                                $   443,229             $   168,475
                 Non cash equity adjustment                                   $    50,000             $         0

     See accompanying notes to condensed consolidated financial statements.

                   NATURAL GAS SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Organization and Basis of Preparation

Headquartered in Houston, Texas, Natural Gas Systems, Inc. (the "Company", "NGS", "we" or "us") is a petroleum company incorporated under the laws of the State of Nevada, engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas from underground reservoirs. We acquire established oil and gas properties and exploit them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both. At March 31, 2006, we conducted operations through the 100% working interests we own in our Delhi Field and Tullos Field Area, all located in Louisiana.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and, with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been included. All inter-company transactions are eliminated upon consolidation. The interim financial information and notes hereto should be read in conjunction with our 2005 Annual Report on Form 10-KSB and Form 10-KSB/A for the year ended June 30, 2005, as filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

2. Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R "Shared Based Payment" ("SFAS 123R"). This statement is a revision of SFAS Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R addresses all forms of shared based compensation ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will be reflected as compensation cost in the historical financial statements. This statement is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period of the registrant's first fiscal year beginning after December 15, 2005. Upon adoption of SFAS 123R on July 1, 2006, we currently estimate that our stock based compensation cost will increase by a material amount. Due to the non-cash nature of this charge, adoption of SFAS 123R will have no impact on our financial or cash position.

3. Acquisition

On January 31, 2006, we acquired from an unrelated third party, an additional net revenue interest in one of our existing fields. Funding of the $1.0 million purchase price was provided by an additional $1.0 million advance under our Prospect Facility, thereby increasing the maturity value of our note due them at maturity to $5.0 million, and the issuance of an additional 150,000 of irrevocable warrants and 100,000 of revocable warrants, exercisable over five years at the 20 trading day average price immediately prior to January 31 2006. The revocable warrants can be revoked by the Company at any time that cash basis EBITDA reaches or exceeds $200,000 in any one month prior to June 1, 2006.

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

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                 Three Months Ended
                                                                      March 31
                                                          ----------------------------------
                                                                 2006               2005
                                                          ------------------    ------------
Numerator:
     Net loss applicable to common stockholders           $         (608,132)   $   (906,932)
     Plus income impact  of assumed conversions:
          Preferred stock dividends                               N/A                   N/A
          Interest on convertible subordinated notes              N/A                   N/A
                                                          ------------------    ------------
Net loss applicable to common stockholders plus assumed
conversions                                               $         (608,132)   $   (906,932)
                                                          ==================    ============


Denominator:                                                      25,039,557      23,397,156

Affect of potentially dilutive common shares:
        Warrants                                                  N/A                   N/A
        Employee and director stock options                       N/A                   N/A
        Convertible preferred stock                               N/A                   N/A
        Convertible subordinated notes                            N/A                   N/A
        Redeemable preferred stock                                N/A                   N/A
                                                          ------------------    ------------
Denominator for dilutive earnings per share - weighted
average shares                                                    25,039,557      23,397,156
                                                          ==================    ============

Loss per common share:
     Basic and diluted                                    $            (0.02)   $      (0.04)
                                                          ==================    ============

                                                                Nine Months Ended
                                                                     March 31
                                                          -------------------------------
                                                               2006              2005
                                                          ---------------    ------------
Numerator:
     Net loss applicable to common stockholders           $ (1,950,074)      $ (1,682,775)
     Plus income impact  of assumed conversions:
          Preferred stock dividends                             N/A                N/A
          Interest on convertible subordinated notes            N/A                N/A
                                                          ---------------    ------------
Net loss applicable to common stockholders plus assumed
conversions                                               $ (1,950,074)      $ (1,682,775)
                                                          ===============    ============


Denominator:                                                   24,864,403      23,299,719

Affect of potentially dilutive common shares:
        Warrants                                                N/A                N/A
        Employee and director stock options                     N/A                N/A
        Convertible preferred stock                             N/A                N/A
        Convertible subordinated notes                          N/A                N/A
        Redeemable preferred stock                              N/A                N/A
                                                          ---------------    ------------
Denominator for dilutive earnings per share - weighted
average shares                                                 24,864,403      23,299,719
                                                          ===============    ============

Loss per common share:
     Basic and diluted                                    $         (0.08)   $      (0.07)
                                                          ===============    ============

5. Debt

On March 3, 2006, the Company entered into a subordinated loan agreement with Laird Q. Cagan whereby Mr. Cagan loaned the Company $250,000 (the "Subordinated Note"). The Subordinated Note has a one year term and accrues interest at 10%, payable at maturity. The Subordinated Note also has certain acceleration provisions in the event the Company raises additional capital in excess of $2 million and is subject and subordinated to the Company's previous senior secured loan agreement with Prospect Energy Corporation, dated February 3, 2005, as amended, totaling $5,000,000. The proceeds of the Subordinated Loan are intended for general working capital purposes. As reported in footnote 9 Related Party Transactions, Laird Q. Cagan, our Company's Chairman of the Board, also acts as the Company's non-exclusive placement agent for capital raising services through Chadbourn Securities, Inc.

On February 3, 2005 we closed a financing agreement with Prospect Energy Corporation (the "Prospect Facility" or "Facility") and ultimately borrowed $4,000,000 in 2005, secured by all of our assets. On January 31, 2006, NGS borrowed an additional $1,000,000 under the terms of the First Amendment to the Loan Agreement with Prospect Energy Corporation to fund the purchase of a net revenue interest in producing oil and gas properties located in Louisiana. At maturity, or exclusive of any prepayment penalty on early prepayment, the total amount owed under the Facility will be $5,000,000.

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

Through the immediately prior testing date of January 31, 2006, we were in compliance with all of our covenants, including our obligation to maintain an Earnings Before Interest (cash basis), Taxes, Depreciation and Amortization ("EBITDA") to interest payable coverage ratio of 2.0:1 over a three month measurement period under the Prospect Facility (the "Interest Coverage Ratio"). The Interest Coverage Ratio is required to be tested at the end of each calendar quarter, failing which, a default does not occur if we show compliance for the three months ended one month after the calendar quarter. For the three months ending December 31, 2005, we did not meet the calendar quarter test, but did show compliance for the three months ended January 31, 2006.

As previously reported, we have relied on the expected results of our 2005 Development Drilling Program to improve our Interest Coverage Ratio to the point of compliance, based on W. D. Von Gonten's report of proved undeveloped reserves that comprised four out of the five drilling locations we completed. Although our 2005 Development Drilling Program assisted us in meeting the Interest Coverage Ratio at January 31, 2006, subsequent production results did not yield sufficient EBITDA to comply with the Interest Coverage Ratio for the three months ended March 31, 2006.

As a result of our recent operating results and the additional EBITDA required to cover additional interest expense arising from our $1,000,000 debt drawdown on January 31, 2006 to purchase a net revenue interest in one of our fields, we have been in discussions with Prospect regarding the status of the loan, and the possibility of obtaining temporary relief from the interest coverage covenant and the covenant to fund an additional $350,000 to the debt service reserve account if the loan remained outstanding. On May 16, 2006, we notified Prospect that the Interest Coverage Ratio for the three months ended April 30, 2006 had not yet been determined, but that the ratio would be less than the 2.0:1 requirement under the loan agreement and accordingly, an event of default on the loan had occurred. After the close of business on May 16, Prospect notified us by email that they had waived all defaults and Events of Default until further notice. As we did not receive a formal and complete waiver from Prospect, the Prospect Loan and the associated Discount on Note Payable were reclassified as current amounts. We have sufficient funds available to fully repay the principal balance of the loan and the accrued interest thereon. If repaid, we may be required to raise a similar amount of new capital if the pending Delhi sale is not completed due to Buyer's objection by May 22, 2006 as to major title or environmental defects or casualty loss exceeding $2.5 million each.

On May 19, 2006, we provided the required notice of repayment to Prospect to pay off all amounts due on the loan, including the principal amount due of $5 million and accrued interest.

6. Contingent Liabilities

On November 17, 2005, a multi-plaintiff lawsuit was filed in the Fifth Judicial District Court, Richland Parish, Louisiana, against 26 defendants, including two of our subsidiaries, Arkla Petroleum L.L.C. ("Arkla") and NGS Sub Corp (together with Arkla, the "Subsidiaries"). We were not served with the lawsuit until February 2006.

The plaintiffs claim to be landowners whose property (including the soil, surface water, and groundwater) has been contaminated by oil and gas exploration, production and development activities conducted by the defendants on the plaintiffs' property and adjoining land, since the 1930s (including activities by Arkla as operator of the Delhi Field subsequent to Arkla's formation in 2002 and our acquisition of Arkla in 2003, and activities since NGS Sub Corp's acquisition of a 100% working interest in the Delhi Field in 2003.). The plaintiffs claim that the defendants knew of the alleged dangerous nature of the contamination and actively concealed it rather than remedy the problem.

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

During the three months ended March, 2006, we filed our response and Motion to Stay Proceedings and Dilatory and Declinatory Exceptions with respect to this proceeding.

7. Stock-Based Compensation

SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. We account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"). We plan to adopt SFAS 123R effective July 1, 2006.

Options
In February 2006, the Board of Directors: (i) granted stock options to purchase 150,000 shares of common stock (of which 100,000 shares are vested immediately as a bonus for the prior year) with an exercise price equal to the market price of the underlying common stock on the date of grant, with a ten year term and four year vesting schedule, to Sterling H. McDonald, our Chief Financial Officer, (ii) granted a non-qualified stock option to purchase 50,000 shares of common stock with an exercise price equal to the market price of the underlying common stock on the date of grant, with a ten year term and six month vesting schedule, to Steven D. Lee, legal counsel to the company, and (iii) accelerated the vesting of previously granted, but unvested non-qualified stock options to Steven D. Lee, resulting in accelerated non-cash stock compensation expense of approximately $8,300 each month for the next six months. With respect to (ii) above, the fair value of the options is $39,275, which will be amortized over a six month period beginning March 2006. The following assumptions were used in the Black-Scholes options pricing model: term = 1 year; volatility = 150%, discount rate = 4.50%.

All stock options mentioned above were granted under the 2004 Stock Plan.

Warrants
In January 2006, pursuant to the terms of the Additional Advance under the First Amendment to the Prospect Facility, the Company was required to issue to Prospect Energy Corporation five-year warrants to purchase up to 150,000 shares of NGS common stock at an exercise price of $1.4495 per share, and "revocable warrants" to purchase up to an additional 100,000 shares of common stock at an exercise price of $1.4495 per share. The revocable warrants are subject to cancellation by the Company prior to their exercise if the Company meets and maintains certain operating cash flow targets. Using the Black-Scholes options pricing model to compute fair value of the warrants, $209,236 was calculated and recorded to equity and as an increase to the discount on the Prospect Facility. The following assumptions were used in the calculation: term = 2 years, volatility = 150%, discount rate = 4.52%, and a 60% probability that the revocable warrants will be revoked.

In February 2006, the Board of Directors approved the following: (i) granted irrevocable warrants to purchase 150,000 shares (100% vested immediately for Mr. Herlin as a bonus for the prior year) and 100,000 shares of common stock with an exercise price equal to the market price of the underlying common stock on the date of grant, with a ten year term, and a four year vesting schedule to Robert
S. Herlin, our President and Chief Executive Officer and Sterling H. McDonald, our Chief Financial Officer, respectively, and (ii) granted revocable warrants to purchase 250,000 and 50,000 shares of common stock with an exercise price equal to the market price of the underlying common stock on the date of grant, with a ten year term and a four year vesting schedule to Mr. Herlin and Mr. McDonald, respectively. For the fair market value calculation, the following assumptions were used in the Black-Scholes options pricing model: term = 4 years, volatility = 150% and discount rate = 4.50%.

At February 1, 2006, we did not meet the tests to revoke 400,000 warrants issued to Prospect Energy Corporation under our original February 2005 agreement with them. Consequently, these warrants are now fully exercisable, at $0.75 per share, at any time through February 2, 2010.

The following tables illustrate the effect on net loss and loss per share for the three and nine months ended March 31, 2006 and 2005, as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. Fair value was calculated using the Black-Scholes option pricing model.

                                                                                     Three Months Ended
                                                                                           March 31
                                                                                  --------------------------
                                                                                     2006           2005
                                                                                  -----------    -----------
Pro forma impact of Fair Value Method (SFAS 148):
     Net loss attributable to common stockholders, as reported                    $  (608,132)   $  (906,932)

     Plus compensation expense determined under Intrinsic Value Method (APB 25)        27,328            828

     (Less) compensation expense determined under Fair Value Method                  (567,826)       (56,516)
                                                                                  -----------    -----------
     Pro forma net loss attributable to common stockholders                       $(1,148,630)   $  (962,620)

Loss per share (basic and diluted):
     As reported                                                                  $     (0.02)   $     (0.04)
     Pro Forma                                                                    $     (0.05)   $     (0.04)



                                                                                      Nine Months Ended
                                                                                           March 31
                                                                                  --------------------------
                                                                                     2006           2005
                                                                                  -----------    -----------
Pro forma impact of Fair Value Method (SFAS 148):
     Net loss attributable to common stockholders, as reported                    $(1,950,074)   $(1,682,775)

     Plus compensation expense determined under Intrinsic Value Method (APB 25)       144,208         92,984

     (Less) compensation expense determined under Fair Value Method                (1,196,257)      (135,508)
                                                                                  -----------    -----------
     Pro forma net loss attributable to common stockholders                       $(3,002,123)   $(1,725,299)

Loss per share (basic and diluted):
     As reported                                                                  $     (0.08)   $     (0.07)
     Pro Forma                                                                    $     (0.12)   $     (0.07)

8. Commodity Hedging and Price Risk Management Activities

Pursuant to the terms of the Prospect Facility, we entered into financial instruments covering approximately 50% of our expected oil and gas production from proved developed producing properties over the next two years. We used reserve report data prepared by W. D. Von Gonten & Co., our independent petroleum engineering firm, to estimate our future production for hedging purposes. As we may elect under FAS 133, Accounting for Derivative Instruments and Hedging Activities, we have designated our physical delivery contracts as normal delivery sale contracts. For the oil price floors (the "Puts") we purchased, we have not fulfilled the documentation requirements of FAS 133. As a result, the Put contracts are "marked-to-market", with the unrealized gain or loss reflected in our statement of operations. At March 31, 2006, we had the following financial instruments in place:

      (i) 2,100 Bbls of oil to be delivered monthly from March 2005 through February 2006 to Plains Oil Marketing LLC, at $48.35 per barrel, plus or minus changes in basis between: (a) the arithmetic daily average of the prompt month "Light Sweet Crude Oil" contract reported by the New York Mercantile Exchange, and (b) Louisiana field posted price. This is accounted for as a normal delivery sales contract. This contract was extended for the months of March 2006 through May 2006 for 70 Bbls of oil per day at a fixed price of $52.55 per barrel of oil, and extended again for the months of June 2006 through August 2006 for 90 Bbls of oil per day at a fixed price $63.45 per barrel of oil. Lastly, on January 27, 2006 we extended our crude oil contracts with Plains Oil Marketing, LLC for an additional six months, covering the periods September 2006 through February 2007. The contract requires us to deliver 90 Bbls of oil per day, in exchange for a fixed price of $69.30 per Bbl, plus or minus NYMEX to posted field price basis risk.

      (ii) 100 Mcfd of natural gas at a fixed price of $6.21, delivered through our Delhi Field sales tap into Gulf South's pipeline, for the account of Texla for deliveries from March 2005 to May 2006. This is accounted for as a normal delivery sales contract.

      (iii) Purchase of a non-physical Put contract at $38 per barrel for 2,000 Bbls of crude oil production from March 2006 through February 2007. This is accounted for as a "mark-to-market" derivative investment. For the nine months ended March 31, 2006, $13,066 was expensed to reflect the changes in the market value of the Put from June 30, 2005 to March 31, 2006.

9. Related Party Transactions

Laird Q. Cagan, Chairman of our Board, is a Managing Director and co-owner of Cagan McAfee Capital Partners, LLC ("CMCP"). CMCP performs financial advisory services to us pursuant to a written agreement, earning a monthly retainer of $5,000. In addition, Mr. Cagan, as a registered representative of Chadbourn Securities, Inc. ("Chadbourn"), has served as the Company's placement agent in private equity financings, typically earning cash fees equal to 8% of gross equity proceeds and warrants equal to 8% of the shares purchased, exercisable over seven years, net of any similar payments made to third parties. On February 13, 2006, Chadbourn and the Company entered into a revised agreement that provides for a reduced level of cash fee for equity raises, beginning at 8% and declining to 4% subject to the amount of equity raised, and a fixed 4% warrant fee.

On March 3, 2006, the Company entered into a subordinated loan agreement with Laird Q. Cagan whereby Mr. Cagan loaned the Company $250,000 (the "Subordinated Note"). The Subordinated Note has a one year term and accrues interest at 10%, payable at maturity. See also footnote 5 Debt.

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

10.  Asset Retirement Obligations

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

The reconciliation of the beginning and ending asset retirement obligation for the period ending March 31, 2006 is as follows:

           Asset retirement obligation at June 30, 2005    $433,250
           Liabilities incurred                                --
           Liabilities settled                                 --
           Accretion expense                                 21,391
                                                           --------
           Asset retirement obligation at March 31, 2006   $454,641

11. Equity

On January 13, 2006, we entered into a Securities Purchase Agreement with Rubicon Master Funds ("Rubicon"), wherein we issued Rubicon 160,000 additional shares of our common stock as consideration for amending and restating our Registration Rights Agreement dated as of May 6, 2005. The amended terms removed our obligation to pay monetary damages for our failure to obtain and maintain an effective registration statement including their shares, although we are still required to use our best commercial efforts to register for resale the 160,000 shares issued to Rubicon, along with the 1.2 million shares previously issued them. We accounted for the issuance of the 160,000 additional shares, in accordance with FAS 123, by recording $240,000 of fair value expense and crediting additional paid-in-capital.

On or about January 15, 2006, we issued 262,314 shares of common stock upon the exercise of a warrant agreement dated January 1, 2005 between the company and Tatum CFO Partners, LLP.

On March 20, 2006 we filed Amendment No. 4 to our Form SB-2 originally filed with Securities and Exchange Commission ("SEC") on June 6, 2005, and amended on October 19, 2005, January 24, 2006, and March 3, 2006, respectively. The SEC has reviewed the amended registration statement and on March 22, 2006, declared the registration statement effective.

12. Liquidity and Capital Resources

At March 31, 2006, we had $207,831 of unrestricted cash and negative working capital of $3,908,143, as compared to $433,465 of unrestricted cash and positive working capital of $619,025 at December 31, 2005, and $2,548,688 of unrestricted cash and positive working capital of $2,599,232 at June 30, 2005. During the three months ended March 31, 2006, we continued to consume working capital to fund the completion of our 2005 Development Drilling Program.

Our negative working capital at March 31, 2006, was mostly due to our transferring the Prospect loan from a long term liability to a short term liability because we were out of compliance with our loan covenants as described in Note 5 "Debt". At May 16, 2006 we had sufficient cash resources, mostly from the $5 million down-payment we received from the pending sale of our Delhi Unit, to repay the principal amount of the Prospect loan. See Notes 5 "Debt" and 13 "Subsequent Events" for a detailed discussion of our liquidity.

13. Subsequent Events

On May 8, 2006, one of our subsidiaries entered into a definitive agreement with Denbury Resources, Inc. (NYSE:DNR) to conduct an enhanced oil recovery project in the Delhi Holt Bryant Unit within the Delhi Field in northeast Louisiana (the "Delhi Unit"). NGS will contribute its working interest in the Delhi Unit and Denbury will contribute all development capital, technical expertise and required amounts of proven reserves of carbon dioxide ("CO2") that will be injected into the oil reservoirs.

The principal terms of the agreement call for NGS to receive $5 million as a down payment and an additional $45 million at closing, subject to adjustments, if any, following normal due diligence inspections. NGS will deliver to Denbury an initial 100% working interest and 80% net revenue interest in the Delhi Unit, while retaining a separate 4.8% royalty interest within the Delhi Unit and a 25% working interest in other depths. After the project generates $200 million of net cash flows before capital expenditures, NGS will regain a 25% working interest (20% net revenue interest) in the Delhi Unit. Denbury has estimated that its capital expenditures in the overall project will likely reach or exceed $200 million. Closing of this transaction is scheduled for June 1, 2006.

On May 22, 2006, Denbury submitted their schedule of environmental and title defects pursuant to the terms of our mutually executed purchase and sale agreement for the Delhi Unit, the sum of each being less than the threshold required for elective termination by Denbury. Consequently, failing a major casualty loss by June 1, 2006, either the pending sale of Delhi Unit will be completed or we will earn the $5 million deposit as liquidated damages from any elective termination by Denbury.

On May 19, 2006, we provided the required notice of repayment to Prospect to pay off all amounts due on the loan, including the principal amount due of $5 million and accrued interest.

On May 16, 2006, NGS, Inc. initiated a Common Stock private placement of up to 450,000 shares of its common stock, par value, $0.001 per share, at a price of $2.25 per share. As of May 19, 2006, we have received gross proceeds of $750,000 pursuant to executed subscription agreements. Our placement agent, Chadbourn Securities, Inc, shall receive total fees not exceeding 8% of the first $1,000,000 and 7% of the balance of the proceeds raised in this Offering plus total warrants not exceeding 4% of the shares of common stock purchased in this Offering, in each case with respect to sales in states in which it is registered as a broker dealer, exercisable at the Offering price. Laird Cagan, the Chairman of our Board of Directors and a significant shareholder, is acting as a registered representative of Chadbourn in this offering and will be receiving a portion of the fees paid to Chadbourn.

On May 5, 2006, the Board of Directors approved a recommendation by the Compensation Committee, following approval by the Compensation Committee on May 4, 2006, to award a total of 200,000 incentive stock options to three employees, excluding Robert Herlin, President, and Sterling McDonald, CFO, vesting over four years, and exercisable at a fixed price equal to the closing price at the time of the grant. On May 10, 2006, the Board of Directors awarded 50,000 stock options to each of E.J. DiPaolo and Gene Stoever, and 25,000 stock options to William Dozier, vesting over two years, exercisable at a fixed price equal to the closing price at the time of the grant. The three recipients are independent directors on the Board of Directors.

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

Update to subsequent events from prior quarter

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

On January 31, 2006, we acquired an additional net revenue interest in one of our existing fields. Funding of the $1 million purchase price was provided by an additional $1 million advance under our Prospect Facility, thereby increasing the maturity value of our note due them at maturity to $5 million, and the issuance of an additional 150,000 of irrevocable warrants and 100,000 of revocable warrants, exercisable over five years at the 20 trading day average price immediately prior to January 31 2006. The revocable warrants can be revoked by the Company at any time that cash basis EBITDA reaches or exceeds $200,000 in any one month prior to June 1, 2006

On March 20, 2006 we filed Amendment No. 4 to our Form SB-2 originally filed with Securities and Exchange Commission ("SEC") on June 6, 2005, and amended on October 19, 2005, January 24, 2006, and March 3, 2006, respectively. The SEC has reviewed the amended registration statement and on March 22, 2006, declared the registration statement effective.

Results of Operations

Summary

We have continued our growth in critical metrics of production and revenues while limiting our cash overhead costs. In the most recent three months ended March 31, 2006, our sales volumes and revenues increased by 74% and 132%, respectively, over the prior year three month period. For the nine months ended March 31, 2006, our sales volumes and revenues increased by 85% and 131%, respectively, over the prior year nine month period. After accounting for lease operating expense and production taxes, field income before depletion expense increased 134% and 115% for the three and nine months ended March 31, 2006, respectively, while general and administrative expenses declined 31% and rose 8%, respectively for the same periods. Losses from Operations declined 49% and 9% for the comparable three and nine month periods.

The drilling results of the 2005 Delhi Development Drilling Program have not produced the immediate favorable results we expected. From a technical perspective, we generally found the targeted reservoirs "up-dip" of previously watered-out zones at the structural level and thickness predicted. Unfortunately, it appears that the reservoirs we targeted became less permeable toward the truncation point, or updip limit, thereby resulting in far less production than anticipated. At this time, we believe that artificial stimulation of the reservoirs, or hydraulic fracturing, may result in improved production rates. Such stimulations will require further expenditures and contain an element of risk as to success. Furthermore, the problems encountered in drilling and completing the wells due to the changed reservoir quality and quality of the vendor services received led to far higher capital expenditures than budgeted. The drilling results have affected our liquidity and capital resources, as more fully explained in the Liquidity and Capital Resources section discussed below.

Conversely, on May 8, 2006, one of our subsidiaries entered into a definitive agreement with Denbury Resources, Inc. (NYSE:DNR) to conduct an enhanced oil recovery project in the Delhi Holt Bryant Unit within the Delhi Field in northeast Louisiana (the "Delhi Unit"). NGS will contribute its working interest in the Delhi Unit and Denbury will contribute all development capital, technical expertise and required amounts of proven reserves of carbon dioxide ("CO2") that will be injected into the oil reservoirs. This enhanced oil recovery (EOR) project targets tertiary recovery of significant un-produced petroleum resources that are believed to remain after the primary and secondary water flood operations that have been conducted in the Delhi Unit across a 50 year span.

The principal terms of the agreement call for NGS to receive $5 million as a down payment and an additional $45 million at closing, subject to adjustments, if any, following normal due diligence inspections. NGS will deliver to Denbury an initial 100% working interest and 80% net revenue interest in the Delhi Unit, while retaining a separate 4.8% royalty interest within the Delhi Unit and a 25% working interest in other depths. After the project generates $200 million of net cash flows before capital expenditures, NGS will regain a 25% working interest (20% net revenue interest) in the Delhi Unit.

Denbury has estimated that its capital expenditures in the overall project will likely reach or exceed $200 million. NGS will bear no portion of the project capital expenditures until its reversionary interest reverts. Closing is scheduled for June 1, 2006 following repayment of the Prospect facility on or before the closing date.


Management views this transaction as a substantial addition to shareholder value, consistent with our charter to acquire mature petroleum resources for the purpose of creating value through the use of technology and capital for the extraction of remaining known resources. We look forward to redeploying the cash raised from this transaction into other projects that are consistent with this charter.

Three months ended March 31, 2006 compared to three months ended March 31, 2005

The following table sets forth certain financial information with respect to our oil and gas operations.

                                                 Three Months Ended
                                                      March 31
                                                ---------------------
                   Net to NGS                     2006        2005      Variance        % change
                                                ---------   ---------   ---------       ---------
Sales Volumes:
Oil (Bbl)                                          14,496       6,545       7,951          121%
Gas (Mcf)                                          10,003      16,378      (6,375)        -39%
Oil and Gas (Boe)                                  16,163       9,275       6,888           74%


Revenue data (a):
Oil revenue                                     $ 794,872   $ 267,225   $ 527,647          197%
Gas revenue                                        83,730     111,722     (27,992)        -25%
                                                ---------   ---------   ---------
Total oil and gas revenues                      $ 878,602   $ 378,947   $ 499,655          132%


Average prices (a):
Oil (per Bbl)                                   $   54.83   $   40.83   $   14.00           34%
Gas (per Mcf)                                        8.37        6.82        1.55           23%
Oil and Gas (per Boe)                               54.36       40.86       13.50           33%


Expenses (per Boe)
Lease operating expenses and production taxes   $   33.84   $   25.93   $    7.91           31%
Depletion expense on oil and gas properties          8.12        6.01        2.11           35%

  (a) Includes the cash settlement of hedging contracts

Net Loss. For the three months ended March 31, 2006, we reported a net loss of $608,132 or $0.02 loss per share on total revenues of $878,602, as compared to a net loss of $906,936 or $0.04 loss per share on total revenues of $378,947 for the three months ended March 31, 2005. The decrease in loss is attributable primarily to higher revenues due to increased production and sales volumes, higher commodity prices, lower general and administrative expenses, offset by unfavorable nonrecurring lease operating costs.

Sales Volumes. Oil sales volumes, net to our interest, for the three months ended March 31, 2006 increased 121% to 14,496 Bbls, compared to 6,545 Bbls for the three months ended March 31, 2005. The increase in sales volumes is primarily due to oil sales from the Chadco acquisition in the Tullos Field Area and the result of workovers, recompletions and the development drilling program at Delhi field.

Net natural gas volumes sold for the three months ended March 31, 2006 were 10,003 Mcfs, a decrease of 39% from the three months ended March 31, 2005. The normal decline rate is primarily attributable for this decrease, slightly offset by the new Delhi 92-2 well which was drilled and completed in early November.

Production. Oil production varies from oil sales volumes by changes in crude oil inventories, which are not carried on the balance sheet. Net oil production for the three months ended March 31, 2006 increased 97% to 13,890 Bbls, compared to 7,046 Bbls for the three months ended March 31, 2005. This is primarily due to the acquisition of additional wells in the Tullos Field Area and results of development drilling and other work in the Delhi Field. Net natural gas production for the three months ended March 31, 2006 decreased 54% to 10,147 Mcfs, compared to 21,846 Mcfs for the three months ended March 31, 2005, due to depletion in all gas wells at Delhi field.

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

Oil and gas revenues increased 132% for the three month period ended March 31, 2006, compared to the same period in 2005, as a result of increases in sales volumes due primarily to the Chadco acquisition of producing leases in the Tullos Field Area and the Delhi Development drilling program. Another component of the revenue increase is a 33% increase in the sales prices received per BOE during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Lease Operating Expenses. Lease operating expenses for the three months ended March 31, 2006 increased $306,551 from the comparable 2005 period to $547,029. The increase in operating expenses in 2006 is primarily attributable to (1) an increase in the number of active wells due to the acquisition of producing properties in the Tullos Field Area; (2) substantial increases in overall industry service costs and (3) nonrecurring lease cleanup costs.

General and Administrative Expenses. General and administrative expenses were $593,271for the three months ended March 31, 2006, a decrease of $262,669 from $855,940 for the three months ended March 31, 2005. Non-cash stock compensation expense decreased approximately $400,000 from the prior comparative quarter, offset by higher overall general and administrative expenses in the current quarter due to significant expenses associated with a being a public registrant, including expenses for audited financial statements, SEC counsel, outside engineering estimates, D&O insurance, outside director fees and other related costs.

Depletion and Amortization Expense. Depletion and amortization expense increased $75,516 for the three months ended March 31, 2006 to $131,246 from $55,730 for the same period in 2005. The increase is primarily due to a 74% increase in sales volumes and a 35% increase in the average depletion rate, period over period.

Interest Expense. Interest expense for the three months ended March 31, 2006 increased $86,364 to $221,694 (of which $160,713 was cash expense) compared to $135,330 (of which $70,762 was cash expense) for the three months ended March 31, 2005. The increase in interest expense was primarily due to interest expense associated with the Prospect facility, which was only partially outstanding in the comparable period.

Nine months ended March 31, 2006 compared to nine months ended March 31, 2005

                                                   Nine Months Ended
                                                        March 31
                                                -----------------------
                   Net to NGS                      2006         2005       Variance        % change
                                                ----------   ----------   ----------       ----------
Sales Volumes:
Oil (Bbl)                                           35,277       15,747       19,530          124%
Gas (Mcf)                                           43,962       43,495          467            1%
Oil and Gas (Boe)                                   42,604       22,996       19,608           85%


Revenue data (a):
Oil revenue                                     $1,831,804      682,679   $1,149,125          168%
Gas revenue                                        420,618      293,203      127,415           43%
                                                ----------   ----------   ----------
Total oil and gas revenues                      $2,252,422   $  975,882   $1,276,540          131%


Average prices (a):
Oil (per Bbl)                                   $    51.93   $    43.35   $     8.58           20%
Gas (per Mcf)                                         9.57         6.74         2.83           42%
Oil and Gas (per Boe)                                52.87        42.44        10.43           25%

Expenses (per Boe)
Lease operating expenses and production taxes   $    33.94   $    26.10   $     7.84           30%
Depletion expense on oil and gas properties           7.52         6.82         0.70           10%

  (a) Includes the cash settlement of hedging contracts

Net Loss. For the nine months ended March 31, 2006, we reported a net loss of $1,950,074 or $0.08 loss per share on total revenues of $2,252,422, as compared with a net loss of $1,682,775 or $0.07 loss per share on total revenues of $975,882 for the nine months ended March 31, 2005. The increase in loss is attributable to overall increases in lease operating and general and administrative expenses including nonrecurring lease operating costs, partially offset by increases in revenues due to higher sales volumes and sales prices. Excluding non-cash stock compensation expense of $381,385, our net loss for the nine months ended March 31, 2006 was $1,568,689, or $0.06 loss per share. By comparison, excluding non-cash stock compensation expense of $620,588 for the nine months ended March 31, 2005, our net loss was $1,062,187, or $0.05 loss per share.

Sales Volumes. Oil sales volumes, net to our interest, for the nine months ended March 31, 2006 increased 124% to 35,277 Bbls, compared to 15,747 Bbls for the nine months ended March 31, 2005. The increase in sales volumes is primarily due to oil sales from the Chadco acquisition in the Tullos Field Area, the result of workovers and recompletions in our portfolio and the results of the development drilling program at Delhi field.

Net natural gas volumes sold for the nine months ended March 31, 2006 were 43,962 Mcfs, an increase of 1% from the nine months ended March 31, 2005. Normal production declines were offset with new sales volumes from the Delhi 92-2 well which was drilled and completed in late 2005.

Production. Oil production varies from oil sales volumes by changes in crude oil inventories, which are not carried on the balance sheet. Net oil production for the nine months ended March 31, 2006 increased 122% to 36,390 Bbls, compared to 16,421Bbls for the nine months ended March 31, 2005. This is primarily due to the acquisition of wells in the Tullos Field Area, the result of workovers and recompletions in our portfolio and the results of the development drilling program at Delhi field.

Our net oil stock ending inventory decreased approximately 28% at March 31, 2006 to approximately 4,300 Bbls, as compared to approximately 6,000 Bbls at March 31, 2005. Decreases in oil inventory were attributable to coordinating with our purchaser to pick up half loads at Tullos Field area since many of these leases do not make a full truckload within one month (one truckload equals ~ 160 Bbls). This has caused erratic oil runs from month to month.

Net natural gas production for the nine months ended March 31, 2006 decreased 10% to 53,716 Mcfs, compared to 59,367 Mcfs for the nine months ended March 31, 2005. Normal production declines were offset with new production from the Delhi 92-2 well which was drilled and completed in late 2005.

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

Oil and gas revenues increased 131% for the nine month period ended March 31, 2006, compared to the same period in 2005, as a result of a 85% increase in production volumes due to the Chadco and Atkins acquisitions of producing leases in the Tullos Field Area and increases in production from our Delhi Field as a result of the development drilling program. Another component of the increase was a 25% increase in the average sales prices we received per BOE during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005.

Lease Operating Expenses. Lease operating expenses for the nine months ended March 31, 2006 increased $845,732 from the comparable 2005 period to $1,445,923. The increase in operating expenses for this nine period is primarily attributable to (1) an increase in the number of active wells due to the acquisition of properties in the Tullos Field Area, (2) substantial increases in overall industry service costs, (3) high workover costs associated with our Delhi 87-2 and 197-2 wells, repairs to our salt water disposal system and repairs to two separate gas gathering line leaks, and (4) nonrecurring lease cleanup costs.

On a BOE basis, lease operating expense and production taxes totaling $33.94 per BOE did not meet our expectations for the nine months ended March 31, 2006, as compared to the prior year's comparable period of $26.10. The unfavorable variance in the current period was predominately due to the previously mentioned workover costs associated with an unusually large number of our Delhi wells, combined with the loss of production from well downtime while working over the wells. Over half of this unfavorable variance was attributable to workover expenses incurred to maintain production on our Delhi 87-2 well, which currently accounts for the majority of our production from our Delhi Field. As previously reported, our Delhi 87-2 well is over 50 years old.

General and Administrative Expenses. General and administrative expenses for the nine months ended March 31, 2006 were $1,839,655, an increase of $132,784 as compared to $1,706,871 for the comparable prior year period. The increase is primarily due to an increase in employees from two to five and implementation of an outsourced property accounting service with Petroleum Financial Incorporated. Overall general and administrative expenses are high due to expenses associated with a being a public registrant, including expenses for audited financial statements, SEC counsel, outside engineering estimates, director & officer insurance, outside director fees and other related costs; offset by a decrease in non-cash stock compensation expense of approximately $239,000, from the comparative period.

Depletion and Amortization Expense. Depletion and amortization expense increased $163,773 for the nine months ended March 31, 2006 to $320,594 from $156,821 for the same period in 2005. The increase is primarily due to an 85% increase in sales volumes and a 10% increase in the average depletion rate, period over period.

Interest Expense. Interest expense for the nine months ended March 31, 2006 increased $432,690 to $634,388 (of which $443,229 was cash expense) compared to $201,698 (of which $168,475 was cash expense) for the nine months ended March 31, 2005. The increase in interest expense was primarily due to interest expense associated with the Prospect facility, which was only partially outstanding in the comparable period.

Liquidity and Capital Resources

At March 31, 2006, we had $207,831 of unrestricted cash and negative working capital of $3,908,143, as compared to $2,548,688 of unrestricted cash and positive working capital of $2,599,232 at June 30, 2005, and $978,410 of unrestricted cash and positive working capital of $832,241 at March 31, 2005. Our working capital was positively impacted by the $3,000,000 of gross proceeds we received from the sale of our common stock in May of 2005, and the re-financing of our short-term debt with long-term debt and equity under the Prospect Facility in February 2005.

As discussed more fully below, our negative working capital at March 31, 2006 was mostly due to our transferring the Prospect loan from a long term liability to a short term liability. At May 16, 2006 we had sufficient cash resources, mostly from the $5 million down-payment we received from the pending sale of our Delhi Unit, to repay the principal amount of the Prospect loan.

On January 31, 2006, we borrowed an additional $1,000,000 under the terms of the First Amendment to the Loan Agreement with Prospect Energy Corporation to fund the purchase of a net revenue interest in producing oil and gas properties located in Louisiana. At March 31, 2006, our book balance was $3,810,960, net of the discount through such date. At maturity, or exclusive of any prepayment penalty on early prepayment, the total amount owed under the Facility will be $5,000,000.

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

Through the immediately prior testing date of January 31, 2006, we were in compliance with all of our covenants, including our obligation to maintain an Earnings Before Interest (cash basis), Taxes, Depreciation and Amortization ("EBITDA") to interest payable coverage ratio of 2.0:1 over a three month measurement period under the Prospect Facility (the "Interest Coverage Ratio"). The Interest Coverage Ratio is required to be tested at the end of each calendar quarter, failing which, a default does not occur if we show compliance for the three months ended one month after the calendar quarter. For the three months ending December 31, 2005, we did not meet the calendar quarter test, but did show compliance for the three months ended January 31, 2006.

As previously reported, we have relied on the expected results of our 2005 Development Drilling Program to improve our Interest Coverage Ratio to the point of compliance, based on W. D. Von Gonten's report of proved undeveloped reserves that comprised four out of the five drilling locations we completed. Although our 2005 Development Drilling Program assisted us in meeting the Interest Coverage Ratio at January 31, 2006, subsequent production results did not yield sufficient EBITDA to comply with the Interest Coverage Ratio for the three months ended March 31, 2006. Based on our most recent operating results and the additional EBITDA required to cover additional interest expense arising from our $1,000,000 debt drawdown on January 31, 2006 to purchase a net revenue interest in one of our fields, we have been in discussions with Prospect regarding the status of the loan, and the possibility of obtaining temporary relief from the interest coverage covenant and the covenant to fund an additional $350,000 to the debt service reserve account if the loan remained outstanding. On May 16, 2006, we notified Prospect that the Interest Coverage Ratio for the three months ended April 30, 2006 had not yet been determined, but that the ratio would be less than the 2.0:1 requirement under the loan agreement and accordingly, an event of default on the loan had occurred.

After the close of business on May 16, 2006, Prospect notified us by email that they had waived all defaults and Events of Default until further notice. As we did not receive a formal and complete waiver from Prospect, the loan and associated Discount for Note Payable were reclassified as current amounts. We have sufficient funds available to fully repay the principal balance of the loan and the accrued interest thereon. If repaid, we may be required to raise a similar amount of new capital if the pending Delhi sale is not completed due to Buyer's objection by May 22, 2006, concerning major title, environmental or casualty losses exceeding $2.5 million each.

On May 22, 2006, Denbury submitted their schedule of environmental and title defects pursuant to the terms of our mutually executed purchase and sale agreement for Delhi Unit, the sums of each being less than the threshold required for elective termination. Consequently, failing a major casualty loss by June 1, 2006, either the pending sale of Delhi Unit will be completed or we will earn the $5 million deposit as liquidated damages from any elective termination.

On May 19, 2006, we provided the required notice of repayment to Prospect to pay off all amounts due on the loan, including the principal amount due of $5 million and accrued interest.

Cash used in operating activities for the nine months ended March 31, 2006 was $632,967 and cash used in operations for the comparative period was $739,684. The decrease in cash used in operating activities was primarily due to lower net cash losses from operations before changes in working capital, offset with higher operating expenses resulting in higher operating losses.

Cash used in investing activities in the nine months ended March 31, 2006 and 2005 was $2,891,009 and $2,186,724, respectively. In 2006, the majority of the development capital expenditures were spent on the 2005 Delhi Development Drilling Program and for the purchase of an additional net revenue interest in one of our existing field. For the nine months ended March 31, 2005, we expended approximately $1,836,878, in capital expenditures, of which approximately $725,000 was for the acquisition of producing properties in Tullos Field Area.

Cash provided by financing activities for the nine months ended March 31, 2006 was $1,183,119. This is primarily from loan proceeds of $1,250,000, offset by $6,754 used to pay off the remaining note for property insurance; $22,654 for deferred financing fees related to the additional $1MM drawdown from Prospect, and $37,473 for miscellaneous transaction costs related to equity raising activities. Comparatively, $3,536,987 was provided in the comparable period which consisted of $3,855,721 in net proceeds from loans, $1,737,336 payments on notes, $1,678,307 of gross cash proceeds from the private sale of our common stock and $259,705 of deferred financing fees.

Budgeted Capital Expenditures. Our 2005 Delhi Development Drilling Program began in early October, 2005 and completion activities ended in March 2006. As of March 31, 2006 we had drilled and completed five wells at an estimated total cost to date of $1.7 million. The two option wells we originally planned for the 2005 program (wells six and seven) were postponed due to heavy rains at Delhi during January 2006. Further drilling in the Delhi Field is subject to the completion of the transaction with Denbury Resources, Inc.

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

PART II - OTHER INFORMATION

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

ITEM 1.  LITIGATION

On November 17, 2005, a multi-plaintiff lawsuit was filed in the Fifth Judicial District Court, Richland Parish, Louisiana, against 26 defendants, including two of our subsidiaries, Arkla Petroleum L.L.C. ("Arkla") and NGS Sub Corp (together with Arkla, the "Subsidiaries"). We were not served with, or notified of, the lawsuit until February 2006.

The plaintiffs claim to be landowners whose property (including the soil, surface water, and groundwater) has been contaminated by oil and gas exploration, production and development activities conducted by the defendants on the plaintiffs' property and adjoining land, since the 1930s (including activities by Arkla as operator of the Delhi Field subsequent to Arkla's formation in 2002 and our acquisition of Arkla in 2003, and activities since NGS Sub Corp's acquisition of a 100% working interest in the Delhi Field in 2003.). The plaintiffs claim that the defendants knew of the alleged dangerous nature of the contamination and actively concealed it rather than remedy the problem.

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

During the three months ended March, 2006, we filed our response and Motion to Stay Proceedings and Dilatory and Declinatory Exceptions with respect to this proceeding.

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


B.    Reports on Form 8-K

      Current Report on Form 8-K filed on January 20, 2006, pursuant to Item 1.01, announcing the entry into a material definitive agreement.

      Current Report on Form 8-K filed on February 6, 2006, pursuant to Item 1.01, announcing the entry into a material definitive agreement.

      Current Report on Form 8-K filed on March 8, 2006, pursuant to Item 1.01, announcing the entry into a material definitive agreement.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NATURAL GAS SYSTEMS, INC.
                                  (Registrant)


Date: May 22, 2006                    By: /s/ STERLING  H. MCDONALD
                                      -------------------------------
                                      Sterling H. McDonald
                                      Chief Financial Officer
                                      Principal Financial and Accounting Officer