Form 10QSB
period 2006-09-30
EVOLUTION PETROLEUM CORP
filed 2006-11-13
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934.

 For the quarterly period ended September 30, 2006

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period ____________ to _____________

Commission File Number 000-27862

EVOLUTION PETROLEUM CORPORATION
(Exact name of registrant as specified in charter)

Nevada	41-1781991
(State or other jurisdiction	(I.R.S. employer identification no.)
of incorporation or organization)

820 Gessner, Suite 1340, Houston, Texas 77024
(Address of principal executive offices and zip code)

(713) 935-0122
(Registrant's telephone number, including area code)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒  No: ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes: ☐ No:☒

The number of shares outstanding of Registrant’s common stock, par value $0.001, as of November 1, 2006, was 26,652,005.

Transitional Small Business Disclosure Format (Check one): Yes: ☐ No:☒

EVOLUTION PETROLEUM CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2006	June 30, 2006
	(unaudited)
Assets
Current Assets:
Cash	$5,977,209	$9,893,547
Accounts receivable, trade	350,367	132,371
Inventories	103,932	76,917
Prepaid expenses	117,283	157,629
Retainers and deposits	60,595	60,895

Total current assets	6,609,386	10,321,359

Cash in qualified intermediary account for "like-kind" exchanges	34,983,588	34,662,368

Oil & Gas properties - full cost	3,939,765	3,878,551
Oil & Gas properties - not amortized	11,556	52,098
Less: accumulated depletion	(432,172)	(371,624)

Net oil & gas properties	3,519,149	3,559,025

Furniture, fixtures and equipment, at cost	20,041	16,561
Less: accumulated depreciation	(9,320)	(7,998)

Net furniture, fixtures, and equipment	10,721	8,563

Restricted deposits	326,835	326,835
Other assets	78,235	79,808

Total assets	$45,527,914	$48,957,958

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$241,849	$310,272
Accrued liabilities	99,840	473,782
Income taxes payable	-	2,978,650
Royalties payable	11,092	47,054

Total current liabilities	352,781	3,809,758

Long term liabilities:
Deferred income taxes payable	13,101,350	13,101,350
Asset retirement obligations	127,798	123,679

Total liabilities	13,581,929	17,034,787

Common Stock, totaling 351,333 shares subject to demand registration rights	790,500	790,500

Stockholders' equity:
Common Stock, par value $0.001 per share; 100,000,000 shares authorized,
26,300,664 and 26,300,664, issued and outstanding as of September 30, 2006 and
June 30, 2006, respectively, net of 351,333 shares of common stock subject to
demand registration rights	26,300	26,300
Additional paid-in capital	10,267,532	10,274,555
Deferred stock based compensation	224,706	(265,167)
Retained earnings	20,636,947	21,096,983

Total stockholders' equity	31,155,485	31,132,671

Total liabilities and stockholders' equity	$45,527,914	$48,957,958

See accompanying notes to condensed consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,	Three Months Ended September 30,
	2006	2005
Revenues:
Oil sales	$469,024	$486,395
Gas sales	-	57,933
Price risk management activities	(14)	(1,444)

Total revenues	469,010	542,884

Operating Costs:
Production expenses	324,119	464,190
Production taxes	34,660	14,484
Depreciation, depletion and amortization	61,871	77,250
General and administrative (includes $489,873 and $113,074 of non-cash stock based compensation for the three months ended September 30, 2006 and 2005, respectively)	1,039,192	584,278

Total operating costs	1,459,842	1,140,202

Loss from operations	(990,832)	(597,318)

Other income and expenses:
Interest income	530,796	18,937
Interest expense	-	(221,678)

Total other income and expenses	530,796	(202,741)

Net loss	(460,036)	(800,059)

Loss per common share
Basic and Diluted	$(0.02)	$(0.03)

Weighted average number of common shares
Basic and Diluted	26,651,999	24,777,056

See accompanying notes to condensed consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months	Three Months
	Ended September 30,	Ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(460,036)	$(800,059)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depletion	60,548	75,905
Depreciation	1,322	1,345
Non-cash stock based compensation expense	489,873	113,074
Accretion of asset retirement obligations	4,119	6,901
Accretion of debt discount and non-cash loan costs	-	80,315
Changes in assets and liabilities:
Accounts receivable	(217,996)	118,799
Inventories	(27,015)	(266,719)
Accounts payable	(68,423)	118,889
Royalties payable	(35,962)	(6,375)
Accrued liabilities	(352,592)	(37,938)
Income taxes payable	(3,000,000)	-
Prepaid expenses	40,346	42,087
Net cash used by operating activities	(3,565,816)	(553,776)
Cash flows from investing activities:
Development of oil and gas properties	(74,996)	(260,301)
Acquisitions of oil and gas properties	(101,054)	-
Proceeds from asset sale, net	155,378	-
Capital expenditures for furniture, fixtures and equipment	(3,480)	(2,571)
Cash in qualified intermediary account for "like-kind" exchanges	(321,220)	-
Retainer and deposits	300	(1,056)
Other assets	1,573	2,976
Net cash used in investing activities	(343,499)	(260,952)
Cash flow from financing activities:
Payments on notes payable	-	(6,754)
Proceeds from issuance of common stock	-	231
Equity and transaction costs	(7,023)	-
Net cash used by financing activities	(7,023)	(6,523)
Net decrease in cash and cash equivalents	(3,916,338)	(821,251)
Cash and cash equivalents, beginning of period	9,893,547	2,548,688
Cash and cash equivalents, end of period	$5,977,209	$1,727,437

Supplemental disclosure of cash flow information:
Interest paid	$-	$141,365
Income taxes paid	$3,000,000	$-

See accompanying notes to condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Organization and Basis of Preparation

Headquartered in Houston, Texas, Evolution Petroleum Corporation, formerly Natural Gas Systems, Inc. (the "Company", "EPM", "we" or "us"), is a petroleum company incorporated under the laws of the State of Nevada, engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas. We acquire established oil and gas properties and exploit them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both.

Our stock is traded on the American Stock Exchange (AMEX) under the ticker symbol EPM. Prior to July 17, 2006, our stock was quoted on the OTC Bulletin Board under the symbol NGSY.OB. Prior to May 26, 2004, our stock was quoted on the OTC Bulletin Board under the symbol RLYI.OB. Concurrently with the listing of our shares on the AMEX during July, 2006, we changed our name from Natural Gas Systems, Inc. to Evolution Petroleum Corporation to avoid confusion with similar names traded on the AMEX and to better reflect our business model.

At September 30, 2006, we conducted operations through our 100% working interests in our Tullos Field Area and our non-operated interests in our Delhi Field, all located onshore in Louisiana. Our Tullos Field Area consists of 155 producing of 267 well bores across 599 acres of high water cut primary reserve production, which we believe may be a candidate for redevelopment using modern technology. Our non-operated interests in the 13,636 acre Delhi Field consist of 7.4% in overriding and mineral royalty interests in the Delhi Holt Bryant Unit, a 25% reversionary working interest in the Delhi Holt Bryant Unit, and a 25% working interest in certain other depths in the Delhi Field. Our Delhi Holt Bryant Unit is scheduled for redevelopment using CO2 enhanced oil recovery technology by the operator.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and, with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been included. All inter-company transactions are eliminated upon consolidation. The interim financial information and notes hereto should be read in conjunction with our 2006 Annual Report on Form 10-KSB for the year ended June 30, 2006, as filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

2. Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”),”Accounting for Uncertainty in Income Taxes — an interpretation of FAS 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the implementation of FIN 48 and its impact on our financial statements.

3. Acquisitions and Sales of Properties

On July 21, 2006, we closed the acquisition of 0.39% in additional mineral royalty and overriding royalty interests in the Delhi Holt Bryant Unit from an unrelated owner.

On September 20, 2006, we closed the purchase of a small parcel of land in Tullos, Louisiana, which will be used as a field yard to store tangible equipment for our Tullos Field Area.

The $101,000 we used to acquire both of these properties was funded with monies set aside in our qualified intermediary (QI) bank account. The QI account provides us the opportunity to defer the recognition of taxable gain on amounts used from the QI account to acquire like-kind property within 180 days from the date of the outgoing property sale from our Delhi Farmout in exchange for assets identified within 45 days of such sale pursuant to Internal Revenue Code Section 1031.

On September 28, 2006, we completed the sale of two producing wells to the State of Louisiana that were located on a state highway expansion project being constructed through the Tullos Urania Field. We received net consideration of approximately $155,000.

4. Loss per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share are determined on the assumption that outstanding stock options have been converted using the average price for the period. For purposes of computing earnings per share in a loss year, potential common shares have been excluded from the computation of weighted average common shares outstanding, because their effect is antidilutive.

The following table sets forth the computation of basic and diluted earnings (loss) per share:
	Three Months Ended September 30,
	2006	2005
Numerator:

Net loss applicable to common stockholders	$(460,036)	$(800,059)
Plus income impact of assumed conversions:
Preferred stock dividends	N/A	N/A
Interest on convertible subordinated notes	N/A	N/A
Net loss applicable to common stockholders plus assumed conversions	$(460,036)	$(800,059)

Denominator:	26,651,999	24,777,056

Affect of potentially dilutive common shares:
Warrants	N/A	N/A
Employee and director stock options	N/A	N/A
Convertible preferred stock	N/A	N/A
Convertible subordinated notes	N/A	N/A
Redeemable preferred stock	N/A	N/A
Denominator for dilutive earnings per share - weighted average shares	26,651,999	24,777,056

Loss per common share:
Basic and diluted	$(0.02)	$(0.03)

5. Contingent Liabilities

On November 17, 2005, a multi-plaintiff lawsuit was filed in the Fifth Judicial District Court, Richland Parish, Louisiana, against 26 defendants, including two of our subsidiaries, Arkla Petroleum L.L.C. ("Arkla") and NGS Sub Corp (together with Arkla, the "Subsidiaries"). We were served with the lawsuit in February 2006.

The plaintiffs claim to be landowners whose property (including the soil, surface water, and groundwater) has allegedly been contaminated by oil and gas exploration, production and development activities conducted by the defendants on the plaintiffs' property and adjoining land since the 1930s (including activities by Arkla as operator of the Delhi Field subsequent to Arkla's formation in 2002 and our acquisition of Arkla in 2003, and activities since NGS Sub Corp's acquisition of a 100% working interest in the Delhi Field in 2003). The plaintiffs claim that the defendants knew of the alleged dangerous nature of the contamination and actively concealed it rather than remedy the problem, and that plaintiffs discovered such damage solely within the statute of limitations period of one year prior to the filing of their complaint.

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

During the quarter ended June 2006, the Governor of the State of Louisiana signed into law new legislation addressing complaints similar to and, we believe, including those complaints filed against us. Although the intention of the legislation was designed to limit plaintiff complaints and remedies by possibly deferring first to administrative experts within the Louisiana State Departments of Environmental Quality and Natural Resources, it is unclear at this time the impact of such legislation.

There were no new developments in this case during the quarter ended September 30, 2006.

On October 11, 2006 Sybil J. Dominique, Individually, et al., filed a lawsuit in the District Court of Dallas, state of Texas, against Amerada Hess Corporation and 73 other defendants, including one of our subsidiaries, Arkla Petroleum LLC (“Subsidiary”). We were served notice of the lawsuit on October 31, 2006.

The lawsuit alleges that Gary Dominique’s death from Acute Myelogenous Leukemia was related to his workplace exposure to benzene. The plaintiffs are seeking unspecified damages. The lawsuit does not give details of the time or place of the alleged benzene exposure and we currently have no knowledge of this alleged exposure or any other facts surrounding this case.

6. Stock-Based Compensation

Adoption of SFAS 123(R)
Effective July 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March 2005, which provides supplemental SFAS 123(R) application guidance based on the views of the SEC. Under the modified prospective transition method, compensation cost recognized in the three month period ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted beginning July 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective transition method, results for prior periods have not been restated.

The adoption of SFAS 123(R) resulted in stock compensation expense for the three month period ended September 30, 2006 of approximately $356,000 of the $490,000 total stock compensation expense which we recorded as general and administrative expenses in the consolidated condensed statement of operations. This additional share-based compensation expense increased basic and diluted loss per share by $0.01 for the quarter resulting in reported basic and diluted loss per share of ($0.02) for the quarter. We did not recognize a tax benefit from the stock compensation expense because we believe it is more likely than not that the related deferred tax assets, which have been reduced by a full valuation allowance, will not be realized.

We use the Black-Scholes option-pricing model to estimate option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire). For stock options issued subsequent to our adoption of 123(R), expected volatility, pre-vesting forfeitures and option term will be calculated using SAB 107 guidance.

For periods prior to July 1, 2006, we applied the intrinsic method to our stock-based compensation awards to our employees as set forth in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under these principles, no compensation expense for stock options granted to employees is reflected in net income as long as the stock options have an exercise price equal to the quoted market price of the underlying common stock on the date of grant.

Pro-Forma Stock Compensation Expense for the Three Month Period Ended September 30, 2005
The following table illustrates the effect on net loss and earnings per share if we had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the three months ended September 30, 2005.

Three Months Ended September 30, 2005
Net loss available to common shareholders, as reported	$(800,059)
Add: Total stock based employee compensation benefit reported in net loss, net of related tax effects	42,884
Deduct: Total stock based employee compensation benefit determined under fair value of all awards, net of related tax effects	(256,357)
Pro forma net loss	$(1,013,532)

Per share data:
basic and diluted, as reported	$(0.03)
basic and diluted, pro forma	$(0.04)

Stock Options and Warrants as of the Three Month Period Ended September 30, 2006
We maintain stock option plans under which we may grant incentive stock options and non-qualified stock options to officers, employees, consultants and non-employee directors. Under our 2003 Stock Option Plan, 600,000 shares of our common stock were approved to be issued or transferred to certain officers, employees, consultants, and non-employee directors pursuant to stock based awards granted. As of September 30, 2006, no shares remain available for grant under this plan. Under our 2004 Stock Plan, a maximum of 4,000,000 shares of our common stock was approved to be issued or transferred to certain officers, employees, consultants and non-employee directors pursuant to stock based awards granted. As of September 30, 2006, 1,494,000 shares remain available for grant under the 2004 Stock Plan. The Company has a policy of issuing new shares upon the exercise of stock options.

As of September 30, 2006, we also had 1,037,500 of warrants outstanding to officers, employees, consultants and non-employee directors issued outside of the 2003 Stock Option Plan and the 2004 Stock Plan, exclusive of warrants for capital raising services.

Stock options and warrants are generally granted at the market price on the date of grant. However, in 2003 we granted two awards “in-the-money”, and in 2005 we replaced those with two awards “out-of-the money” in order to avail ourselves of a safe harbor provision regarding Internal Revenue Code Section 409A. The granted options and warrants have generally vested over four years for officers and employees; generally over two years for non-employee directors, and generally over one year for consultants. The granted options and warrants generally have ten year contractual terms.

For the three months ended September 30, 2006, we did not grant any stock option awards, nor were there any stock options exercised. The fair value of options granted during the fiscal year ending June 30, 2006 were estimated at the date of grant using the Black-Scholes options pricing model with the following assumptions: stock price volatility of 132% to 159%; risk free interest rate of 4.30% to 4.87%; zero dividend yield; and an expected life of 1 to 4 years.

The following table sets forth the stock option and warrant transactions for the three months ended September 30, 2006 and the fiscal year ended June 30, 2006:
	Number of Options and Warrants	Weighted Average Grant Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)
Options/warrants outstanding at July 1, 2005	2,487,500	$1.38
Granted	1,311,000	$1.70
Exercised	0	-
Canceled, forfeited, or expired	0	-
Options/warrants outstanding at June 30, 2006	3,798,500	$1.49
Granted	0	-
Exercised	0	-
Canceled, forfeited, or expired	0	-
Options/warrants outstanding at September 30, 2006	3,798,500	$1.49	$5,213,065	8.6

Options/warrants exercisable at September 30, 2006	1,746,625	$1.33	$2,727,084	8.4
____________
(1) Based upon the difference between the market price of our common stock on the last trading date of the quarter and the option or warrant exercise price of in-the-money option or warrants.

A summary of the status of our non-vested options and warrants as of September 30, 2006, and the changes during the three months ended September 30, 2006, is presented below:

Non-vested Stock Options and Warrants	Number of Options and Warrants	Weighted Grant-Date Fair Value
Non-vested at July 1, 2006	2,335,532	$1.66
Granted	0
Vested	(283,657)
Canceled, forfeited, or expired	0
Non-vested at September 30, 2006	2,051,875	$1.69

At September 30, 2006, unrecognized stock based compensation expense related to non-vested stock option and warrant grants totaled approximately $2.67 million. This unrecognized expense will be amortized on a straight-line basis over a weighted average remaining life of approximately 2.8 years.

7. Commodity Hedging and Price Risk Management Activities

Pursuant to the terms of our previous credit facility, we entered into financial instruments covering approximately 50% of our expected oil and gas production from proved developed producing properties on a two year rolling basis. We used reserve report data prepared by W. D. Von Gonten & Co., our independent petroleum engineering firm, to estimate our future production for hedging purposes. As we may elect under FAS 133, Accounting for Derivative Instruments and Hedging Activities, we have designated our physical delivery contracts as normal delivery sale contracts. For the oil price floors (the “Puts”) we purchased, we have not fulfilled the documentation requirements of FAS 133. As a result, the Put contracts are “marked-to-market”, with the unrealized gain or loss reflected in our statement of operations. Since July 31, 2005, we had the following financial instruments in place:

(i)
2,100 Bbls of oil to be delivered monthly from March 2005 through February 2006 to Plains Oil Marketing LLC, at $48.35 per barrel, plus or minus changes in basis between: (a) the arithmetic daily average of the prompt month “Light Sweet Crude Oil” contract reported by the New York Mercantile Exchange, and (b) Louisiana field posted price. This is accounted for as a normal delivery sales contract. This contract was extended for the months of March 2006 through May 2006 for 70 Bbls of oil per day at a fixed price of $52.55 per barrel of oil, and extended again for the months of June 2006 through August 2006 for 90 Bbls of oil per day at a fixed price $63.45 per barrel of oil. Lastly, on January 27, 2006 we extended our crude oil contracts with Plains Oil Marketing, LLC for an additional six months, covering the periods September 2006 through February 2007. The contract requires us to deliver 90 Bbls of oil per day, in exchange for a fixed price of $69.30 per Bbl, plus or minus NYMEX to posted field price basis risk.

(ii)
100 Mcfd of natural gas at a fixed price of $6.21, delivered through our Delhi Field sales tap into Gulf South’s pipeline, for the account of Texla for deliveries from March 2005 to May 2006. This is accounted for as a normal delivery sales contract.

(iii)
Purchase of a non-physical Put contract at $38.00 per barrel for 2,000 Bbls of crude oil production from March 2006 through February 2007. This is accounted for as a “mark-to-market” derivative investment. For the three months ended September 30, 2006, $14 was expensed to reflect the changes in the market value of the Put from June 30, 2006 to September 30, 2006.

8. Related Party Transactions

Laird Q. Cagan, Chairman of our Board, is a Managing Director and co-owner of Cagan McAfee Capital Partners, LLC ("CMCP"). CMCP performs financial advisory services to us pursuant to a written agreement, earning a monthly retainer of $5,000. In addition, Mr. Cagan, as a registered representative of Chadbourn Securities, Inc. (“Chadbourn”), has served as the Company’s placement agent in private equity financings, typically earning cash fees equal to 8% of gross equity proceeds, declining to 4% subject to the amount of equity raised, and a fixed 4% warrant fee. Mr. Cagan receives no additional compensation for serving as a director or as the Chairman of our Board.

Eric A. McAfee, a major shareholder of the Company is also a Managing Director of CMCP.

During the fiscal quarter ended September 30, 2006, we expensed and paid CMCP $15,000 in monthly retainers.

9. Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”) provides accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of liability recognition; 2) initial measurement of the liability; 3) allocation of asset retirement cost to expense; 4) subsequent measurement of the liability; and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method.

The reconciliation of the beginning and ending asset retirement obligation for the period ending September 30, 2006 is as follows:

Asset retirement obligation at June 30, 2006	$123,679
Liabilities incurred	-
Liabilities settled	-
Accretion expense	4,119
Asset retirement obligation at September 30, 2006	$127,798

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

 This Form 10-QSB and the information referenced herein contain forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. We use the terms, “EPM,” “Company,” “we,” “us” and “our” to refer to Evolution Petroleum Corporation.  When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our 2006 Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

Overview
Evolution Petroleum Corporation, formerly Natural Gas Systems, Inc., is a petroleum company engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas. We acquire established oil and gas properties and exploit them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both.

At September 30, 2006, we conducted operations through our 100% working interests in our Tullos Field Area and our non-operated interests in our Delhi Field, all located onshore in Louisiana. Our Tullos Field Area consists of approximately 155 producing of 267 well bores across 599 acres, of high water cut primary reserve production which we believe may be a candidate for redevelopment using modern technology. Our non-operated interests in the 13,636 acre Delhi Field consist of 7.4% in overriding and mineral royalty interests in the Delhi Holt Bryant Unit, a 25% reversionary working interest in the Delhi Holt Bryant Unit, and a 25% working interest in certain other depths in the Delhi Field. Our Delhi Holt Bryant Unit is scheduled for redevelopment using CO2 enhanced oil recovery technology by the operator.

We are focused on an overall strategy of acquiring controlling working interests in oil and gas resources within established fields and redeveloping those fields through the application of capital and technology to convert the oil and gas resources into profitable producing reserves. Within this overall strategy, we have established three specific business initiatives:

I	Enhanced oil recovery (EOR) projects in mature oil reservoirs;

II	Redevelopment of mature oil and gas fields using modern and/or proprietary technology; and

III	Development of low permeability resource plays using modern stimulation and completion technologies, including horizontal drilling.

Our strategy is designed to generate scalable development opportunities at normally pressured depths, exhibiting relatively low completion risk, generally longer and more predictable production lives, less expenditures on infrastructure and lower operational risks. We believe that the benefits of this approach include:

•	Reduced exposure to the risk of whether resources are present;

•	Reduced capital expenditures per net BOE for infrastructure, such as roads, water handling facilities and pipelines;

•
Large inventory of development opportunities, which provides a more predictable future stream of drilling activity and production, as well as potentially reducing risks from short-term oil and gas price volatility;

•	Reduced operational risks and costs associated with lower pressures and lower temperatures; and

•	Control of operations, development timing and technology selection.

In June 2006 we completed a major milestone in executing our EOR Initiative I. At that time, we closed the sale of part of our interests in our Delhi Field in the form of a farmout (the “Delhi Farmout”). As previously reported, terms of the Delhi Farmout include:

•	We received $50 million in cash at closing.

•
We conveyed 100% of the working interests in the Delhi Holt Bryant Unit to Denbury Resources, retaining a 25% back-in working interest after a $200 million simple payout, excluding capital expenditures.

•	We retained separate override and mineral royalty interests equal to 7.4% on all future production from the Delhi Holt Bryant Unit.

•	We retained a 25% working interest in certain other depths in the Delhi Field.

•
We received a commitment by Denbury Resources to install a CO2 enhanced oil recovery project, at Denbury’s sole capital cost and expense, subject to financial penalties of up to $36 million for Denbury’s failure to expend $100 million over six and one-half years, with yearly cumulative benchmarks beginning with the period ending December 31, 2007.

We are currently studying additional development opportunities as follows:

•	Initiative II opportunities related to our Tullos Field.

•	Initiative III coal bed methane opportunities related to our Delhi Field.

•	A number of additional projects spanning these Initiatives.

Critical Accounting Policies

Our 2006 Annual Report on Form 10-KSB describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments.

This Quarterly Report on Form 10-QSB should be read in conjunction with the discussion contained in our 2006 Annual Report on Form 10-KSB regarding these critical accounting policies.

Results of Operations

Summary

Our net loss decreased 42%, to approximately $460,000 for the three months ended September 30, 2006, as compared to a net loss of approximately $800,000 for the three months ended September 30, 2005. Non-cash stock compensation expense of approximately $490,000 contributed to the current quarter loss, as compared to approximately $113,000 of non-cash stock compensation expense in comparable 2005 period.

We increased our operating revenue and other income sources by 78% to approximately $1 million in the three months ended September 30, 2006, approximately $469,000 of which came from oil and gas revenues and approximately $531,000 of which came from interest income on our money market investments. This compares to approximately $562,000 of operating revenue and other income sources for the three months ended September 30, 2005, approximately $543,000 of which came from oil and gas revenues and approximately $19,000 of which came from interest income on our money market investments.

Our total operating costs increased 28% over the prior year’s fiscal quarter, from approximately $1.14 million to approximately $1.46 million. Specifically, our general and administrative expenses increased 78%, primarily due to higher non-cash stock compensation expense due to the adoption of  SFAS 123(R) in the current quarter. Lease operating expense for the current quarter declined by approximately 30% from the comparable 2005 period. The decrease in lease operating expenses in 2006 is primarily due to fewer operated wells due to the Delhi Farmout, compared to the prior year, offset by general overall increases in the industry for materials and services.

Due to the repayment of all of our debt, interest expense declined 100% from approximately $222,000 in the prior year’s quarter to zero in the current quarter.

Looking forward, we are focusing the cash we received from our Delhi Farmout and our staff on identifying, acquiring and executing additional oil and gas development projects fitting within our Initiatives I-III described in the Overview section above.  At September 30, 2006, we had at least $28 million in after-tax cash resources to fund these initiatives and our working capital needs.  It is our intention to commit most of these cash resources to “seed” new projects through a “proof of concept” stage, followed by outside financing to complete each development stage (See financing explanation in our Liquidity and Capital Resources section below).

Our Delhi Farmout has resulted in an immediate reduction in our net production and net revenues effective June 1, 2006.  This reduction was only partially reflected in the current quarter, and subsequent quarters will bear the full adverse effect until we are able to transition into new producing projects, successfully complete our Tullos Area redevelopment activities and/or begin accruing production from our Delhi CO2 project.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

The following table sets forth certain financial information with respect to our oil and gas operations.

	Three Months Ended
	September 30,
	2006	2005	Variance	% change
Sales Volumes, net to EPM:
Oil (Bbl)	7,694	8,966	(1,272)	-14%
Gas (Mcf)	0	9,852	(9,852)	-100%
Oil and Gas (Boe)	7,694	10,608	(2,914)	-27%

Revenue data (a):
Oil revenue	$469,010	$484,951	$(15,941)	-3%
Gas revenue	0	57,933	(57,933)	-100%
Total oil and gas revenues	$469,010	$542,884	$(73,874)	-14%

Average prices (a):
Oil (per Bbl)	$60.95	$54.09	$6.86	13%
Gas (per Mcf)	0	5.88	(5.88)	-100%
Oil and Gas (per Boe)	$60.95	$51.18	$9.77	19%

Expenses (per Boe)
Lease operating expenses and production taxes	$46.63	$45.12	$1.51	3%
Depletion expense on oil and gas properties	$7.87	$7.16	$0.71	10%

____________
(a) Includes the cash settlement of hedging contracts

Net Loss. For the three months ended September 30, 2006, we reported a net loss of $460,036 or $0.02 loss per share on total revenues of $469,010, as compared to a net loss of $800,059 or $0.03 loss per share on total revenues of $542,884 for the three months ended September 30, 2005. The decrease in our net loss is attributable primarily to approximately $531,000 of interest income earned and no interest expensed charged in the current quarter, versus approximately $19,000 of interest income earned and $222,000 of interest expense charged in the comparable quarter of the prior year. This is offset by slightly lower revenues and higher general and administrative costs in 2006, explained in greater detail below.

Sales Volumes. Oil sales volumes, net to our interest, for the three months ended September 30, 2006 decreased 14% to 7,694 Bbls, compared to 8,966 Bbls for the three months ended September 30, 2005. The decrease in oil sales volumes is primarily due to a loss of production from the Delhi Farmout.

Net natural gas volumes sold for the three months ended September 30, 2006 were zero due to the Delhi Farmout, as compared to 9,852 Mcfs for the three months ended September 30, 2005.

On a BOE basis, total sales volumes decreased 27% in the current quarter when compared to the prior year quarter.

Production. Oil production varies from oil sales volumes by changes in crude oil inventories, which are not carried on our balance sheet. Net working interest oil production for the three months ended September 30, 2006 decreased 29% to 7,602 Bbls, compared to 10,639 Bbls for the three months ended September 30, 2005. This is primarily due to the loss of production from the Delhi Farmout. Net natural gas production for the three months ended September 30, 2006 decreased 100% to zero, compared to 9,852 Mcfs for the three months ended September 30, 2005, again due to the Delhi Farmout.

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

Oil and gas revenues decreased 14% for the three month period ended September 30, 2006, compared to the same period in 2005, as a result of a 27% decrease in sales volumes (on a BOE basis) due primarily to the sale Delhi Farmout. Offsetting the decrease in revenues was a 13% increase in net realized oil prices from approximately $54 per barrel to approximately $61 per barrel.

Lease Operating Expenses. Lease operating expenses for the three months ended September 30, 2006 decreased approximately 30% from the comparable 2005 period. The decrease in operating expenses in 2006 is primarily attributable to fewer operated wells due to the Delhi Farmout. On a BOE basis, lease operating expenses increased during the quarter by 3% over the prior quarter. In the current quarter, production in the Tullos Area was reduced due to the diversion of our only available service rig and crew from repair and maintenance to our capital program. The prior quarter’s high rate per BOE was due to uncharacteristically high workover costs and a corresponding reduction in production volumes at our Delhi Field.

General and Administrative Expenses. General and administrative expenses were up 78% to $1,040,000 for the three months ended September 30, 2006, compared to approximately $584,000 for the three months ended September 30, 2005. Higher non-cash stock compensation expense accounted for approximately 83% of the 78% increase, and the AMEX listing fee accounted for approximately 16% of the 78% increase. Our remaining general and administrative expense remains high due significant expenses associated with a being a public registrant, including expenses for audited financial statements, SEC counsel, Director and Officers insurance, outside director fees and other related costs.

Depletion Expense. Depletion expense decreased $15,357 to $60,548 for the three months ended September 30, 2006 from $75,905 for the same period in 2005. The decrease is primarily due to a 27% decrease in sales volumes (on a BOE basis) due to the Delhi Farmout.

Interest Income. Interest income for the three months ended September 30, 2006 increased approximately $512,000 to approximately $531,000, compared to approximately $19,000 for the three months ended September 30, 2005. The increase in interest income is primarily due to higher interest earned on higher available cash balances of approximately $41 million in the current quarter, as compared to cash of approximately $1.7 million in the prior comparable quarter.

Interest Expense. Due to the repayment of all of our debt in June 2006, interest expense for the three months ended September 30, 2006 decreased to zero from approximately $222,000 for the three months ended September 30, 2005.

Liquidity and Capital Resources

As of September 30, 2006, we had approximately $6 million of unrestricted cash and approximately $35 million of cash held in a qualified intermediary (“QI”) account for possible Internal Revenue Code Section 1031 “like-kind exchanges”, all of which is available to us at any time. The QI account provides us the opportunity to defer the recognition of taxable gain on amounts used from the QI account to acquire like-kind property within 180 days from the date of the outgoing property sale from our Delhi Farmout (being December 9, 2006) for assets identified within 45 days of such sale. Concurrent with the closing of the Delhi Farmout, we established the QI account with $35 million of the $50 million of proceeds we received from Denbury at closing, approximately $521,000 of which has been used to acquire like-kind property on or prior to September 30, 2006 (partially offset by approximately $418,000 of interest income earned in the current quarter). In the event that we choose to withdraw any funds from the qualified intermediary account to fund non like-kind exchanges, or fail to use all of the funds prior to December 9, 2006, all of the funds remaining or disbursed from the QI account will become subject to immediate gain for tax purposes, although all gain for financial purposes was recorded during our year ended June 30, 2006.

At September 30, 2006 we had $6.3 million of positive working capital, as compared to $1.8 million of positive working capital at September 30, 2005. Our working capital at September 30, 2006 does not include the $35 million of cash deposited in the QI account for possible like-kind exchanges, or the $13.1 million of deferred tax liability associated with such cash receipt deferral, as they are recorded as non-current assets and liabilities, respectively.

Cash flow used by our operating activities was $3.6 million for the three months ended September 30, 2006, as compared to $0.6 million used during the fiscal quarter ended September 30, 2005. The primary expenditure in the 2006 period was a $3 million estimated federal income tax payment to cover our prior fiscal year and the first quarter estimate for fiscal 2007.

Cash flow used by investing activities was approximately $344,000 for the three months ended September 30, 2006. Approximately $185,000 was received for the sale of two Tullos Field Area wells to the State of Louisiana, offset by approximately $30,000 in legal fees to close the transaction. Approximately $101,000 was used to acquire additional royalty and overriding royalty interests in the Delhi Holt Bryant Unit and a small parcel of land to be used as a field office in Tullos, Louisiana, and $75,000 was used to develop our oil and gas properties. In the prior fiscal comparable quarter we used approximately $260,000 to develop our properties.

During the three months ended September 30, 2006, we incurred approximately $7,000 of transaction costs used for financing activities, as compared to approximately $7,000 to repay notes payable in the comparable 2005 quarter.

The Delhi Farmout (closed in the prior quarter) has allowed us to:

o Strengthen our balance sheet to fund new development projects in accordance with our business plan to exploit known petroleum resources;

o Participate in a major enhanced oil recovery project without our incurring further capital expenditures or scaled up operations; and

o Repay all of our funded debt in the prior quarter.

Going forward, we plan on using the majority of our after-tax cash resources to “seed” new development projects within our Initiatives I-III outlined in the Overview section above. It is currently our intention to bring these projects through a proof of concept phase, followed by raising some form of insulated project financing specific to each project.

ITEM 3. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to this company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED

ITEM 1. LITIGATION
On October 11, 2006 Sybil J. Dominique, Individually, et al., filed a lawsuit in the District Court of Dallas, state of Texas, against Amerada Hess Corporation and 73 other defendants, including one of our subsidiaries, Arkla Petroleum LLC (“Subsidiary”). We were served notice of the lawsuit on October 31, 2006.

The lawsuit alleges that Gary Dominique’s death from Acute Myelogenous Leukemia was related to his workplace exposure to benzene. The plaintiffs are seeking unspecified damages. The lawsuit does not give details of the time or place of the alleged benzene exposure and we currently have no knowledge of this alleged exposure or any other facts surrounding this case.

ITEM 6. EXHIBITS

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

EVOLUTION PETROLEUM CORPORATION
(Registrant)

Date: November 13, 2006	By:	/s/ STERLING H. MCDONALD
Sterling H. McDonald Chief Financial Officer Principal Financial and Accounting Officer