Form 10KSB/A
period 2006-06-30
EVOLUTION PETROLEUM CORP
filed 2007-04-13
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

(Amendment No. 1)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For The Fiscal Year Ended June 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period                to

Commission File Number: 001-32942

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   ☐

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes:  ☒    No  ☐

Indicate by check mark whether the Registrant is a Shell Company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐  No ☒

Issuer’s revenues for its most recent fiscal year: $2,861,414

As of September 1, 2006, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $37 million, based on the closing stock price of $3.12 per share as quoted on the American Stock Exchange on such date, assuming solely for purposes of this calculation that all directors and executive officers of the registrant and all stockholders beneficially owning more than 10% of the registrant’s common stock are “affiliates.” This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock outstanding on September 1, 2006 was 26,651,997 shares.

DOCUMENTS INCORPORATED BY REFERENCE into Part III hereof Portions of the Proxy Statement to be filed with the Commission in connection with the Company’s 2006 Annual Meeting.

Transitional Small Business Format (Check One): Yes ☐ No ☒

Explanatory Note

Evolution Petroleum Corporation is filing this amendment on Form 10KSB/A (the “Amendment”) to its Annual Report for the year ended June 30, 2006 filed on Form 10KSB with the SEC on September 27, 2006 (the “Original Annual Report”).

The Amendment is being filed solely to correct a date reference in the certifications in the Original Annual Report set forth in Exhibit 32.1 and Exhibit 32.2 respectively.  Except for these items, no other information in the Original Annual Report is amended hereby.  The revised certifications do not affect the financial results.

Exhibits

Item 13. Exhibits.

Index of Exhibits

2.1 Asset Purchase Agreement for Tullos Field, dated September 3, 2004.	Previously Filed

2.2 Definitive Asset Purchase Agreement, dated as of February 2, 2005, by and between Chadco, Inc., Alan Chadwick McCartney, Sonya McCartney and NGS Sub. Corp.	Previously Filed

3(i) Articles of Incorporation.	Previously Filed

3(ii) Bylaws.	Previously Filed

10.1 Registration Rights Agreement, dated as of February 2, 2005, between the Company and Prospect.	Previously Filed

10.2 Executive Employment Agreement, Robert S. Herlin, dated April 4, 2005	Previously Filed

10.3 Herlin Stock Option Agreement, dated April 4, 2005	Previously Filed

10.4 Herlin Warrant Agreement, dated April 4, 2005	Previously Filed

10.5 Executive Employment Agreement, Sterling H. McDonald, dated April 4, 2005	Previously Filed

10.6 McDonald Stock Option Agreement, dated April 4, 2005	Previously Filed

10.7 Securities Purchase Agreement dated as of May 6, 2005, by and between Natural Gas Systems, Inc. and Rubicon Master Fund.	Previously Filed

10.8 Executive Employment Agreement, Daryl V. Mazzanti (“Mazzanti”), dated June 23, 2005.	Previously Filed

10.9 Mazzanti Stock Option Agreement, dated June 23 2005.	Previously Filed

10.10 Mazzanti Stock Grant Agreement dated June 23, 2005.	Previously Filed

10.11 Mazzanti Revocable Warrant Agreement, dated June 23, 2005.	Previously Filed

10.12 Securities Purchase Agreement dated as of January 13, 2006 by and between Natural Gas Systems, Inc. and Rubicon Master Fund.	Previously Filed

10.13 Amended and Restated Registration Rights Agreement dated as of January 13, 2006 by and between Natural Gas Systems, Inc. and Rubicon Master Fund.	Previously Filed

10.14 Subordinated Promissory Note, dated March 3, 2006, between Natural Gas Systems, Inc. and Laird Q. Cagan.	Previously Filed

10.15 Master Services Agreement, dated September 29, 2005, by and between the NGS Technologies, Inc. and MTEM, LTD.	Previously Filed

10.16 Agreement with Chadbourn Securities, Inc., dated February 13, 2006.	Previously Filed

10.17 Agreement with Cagan McAfee Capital Partners, LLC, dated February 13, 2006.	Previously Filed

10.18 Purchase and Sale Agreement, by and between NGS Sub Corp. and Denbury Onshore, LLC, dated May 9, 2006.	Previously Filed

10.19 Purchase and Sale Agreement I, by and between NGS Sub Corp. and Denbury Onshore, LLC, dated May 8, 2006.	Previously Filed

10.20 Purchase and Sale Agreement II, by and between NGS Sub Corp. and Denbury Onshore, LLC, dated May 8, 2006.	Previously Filed

10.21 Unit Operating Agreement, by and between NGS Sub Corp. and Denbury Onshore, LLC, dated May 8, 2006.	Previously Filed

10.22 Conveyance, Assignment and Bill of Sale Agreement, by and between NGS Sub Corp. and Denbury Onshore, LLC, dated May 8, 2006.	Previously Filed

10.23 Form of Indemnification Agreement for Officers and Directors, as adopted on September 20, 2006.	Previously Filed

14.1 Code of Ethics for Natural Gas Systems, Inc.	Previously Filed

21.1 List of all subsidiaries of the Company.	Previously Filed

31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Previously Filed

31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.	Previously Filed

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed Herewith

99.1 Audit Committee Charter of the Board of Directors of Natural Gas Systems, Inc.	Previously Filed

99.2 Compensation Committee Charter of the Board of Directors of Natural Gas Systems, Inc.	Previously Filed

99.3 Nominating Committee Charter of the Board of Directors of Natural Gas Systems, Inc.	Previously Filed

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
Date: April 13, 2007