Form 10-Q
period 2007-09-30
EVOLUTION PETROLEUM CORP
filed 2007-11-14
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from          to

Commission File Number 001-32942

EVOLUTION PETROLEUM CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	41-1781991
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2500 CityWest Blvd., Suite 1300, Houston, Texas 77042

(Address of principal executive offices and zip code)

(713) 935-0122

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒  No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐           Accelerated filer  ☐           Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes: ☐  No: ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 1, 2007, was 26,776,234.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30,	June 30,
	2007	2007
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$25,301,272	$27,746,942
Accounts receivable	866,646	212,585
Income tax receivable	707,912	421,325
Inventories	241,085	274,813
Prepaid expenses	94,261	159,228
Retainers and deposits	55,613	106,625

Total current assets	27,266,789	28,921,518

Oil & Gas properties - full cost	5,448,145	4,187,440
Oil & Gas properties - not amortized	2,726,490	1,924,552
Less: accumulated depletion	(745,344)	(652,439)

Net oil & gas properties	7,429,291	5,459,553

Furniture, fixtures and equipment, at cost	194,429	173,205
Less: accumulated depreciation	(35,872)	(18,333)
Net furniture, fixtures, and equipment	158,557	154,872
Other assets, net	369,260	370,049

Total assets	$35,223,897	$34,905,992

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,107,539	$993,894
Accrued liabilities	1,036,693	595,833
Royalties payable	6,951	6,831

Total current liabilities	2,151,183	1,596,558

Long term liabilities:
Deferred tax liability	338,001	338,001
Deferred rent	71,248	47,289
Asset retirement obligations	145,693	140,998

Total liabilities	2,706,125	2,122,846

Stockholders’ equity:
Common Stock, par value $0.001, 100,000,000 shares authorized; 26,776,234 issued and outstanding as of September 30, 2007 and June 30, 2007	26,776	26,776
Additional paid-in capital	12,784,838	12,443,199
Deferred stock based compensation	(11,458)	(45,826)
Retained earnings	19,717,616	20,358,997

Total stockholders’ equity	32,517,772	32,783,146

Total liabilities and stockholders’ equity	$35,223,897	$34,905,992

See accompanying notes to condensed consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
Revenues:
Oil sales	$502,273	$469,024
Price risk management activities	—	(14)

Total revenues	502,273	469,010

Operating expenses:
Production expenses	315,005	324,119
Production taxes	17,556	34,660
Depreciation, depletion and amortization	110,444	61,871
General and administrative (includes stock-based compensation of $376,008 and $489,873, respectively for September 30, 2007 and 2006)	1,328,317	1,039,192

Total operating expenses	1,771,322	1,459,842

Loss from operations	(1,269,049)	(990,832)

Other income
Interest income	341,081	530,796

Total other income	341,081	530,796

Net loss before income taxes	(927,968)	(460,036)

Income tax benefit - Current	(286,587)	—

Net loss	$(641,381)	$(460,036)

Loss per common share:
Basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares:
Basic and diluted	26,776,234	26,651,999

See accompanying notes to condensed consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended
	September 30, 2007	September 30, 2006
Cash flows from operating activities
Net loss	$(641,381)	$(460,036)
Adjustments to reconcile net loss to net cash used in operating activities
Depletion and depreciation	110,443	61,870
Stock-based compensation	376,008	489,873
Accretion of asset retirement obligations	4,695	4,119
Deferred rent	23,959	—
Changes in operating assets and liabilities
Accounts receivable	(654,061)	(217,996)
Inventories	33,728	(27,015)
Prepaid expenses	64,967	40,346
Accounts payable	(318,869)	(68,423)
Royalties payable	120	(35,962)
Accrued liabilities	440,860	(352,592)
Income taxes	(286,587)	(3,000,000)
Net cash used in operating activities	(846,118)	(3,565,816)
Cash flows from investing activities
Development of oil and gas properties	(223,492)	(74,996)
Acquisitions of oil and gas properties	(1,406,637)	(101,054)
Proceeds from asset sale	—	155,378
Capital expenditures for furniture, fixtures and equipment	(21,224)	(3,480)
Cash in qualified intermediary account for “like-kind” exchanges	—	(321,220)
Retainer and deposits	51,012	300
Other assets	789	1,573
Net cash used in investing activities	(1,599,552)	(343,499)
Cash flows from financing activities
Equity and transaction costs	—	(7,023)
Net cash used in financing activities	—	(7,023)
Net decrease in cash and cash equivalents	(2,445,670)	(3,916,338)
Cash and cash equivalents, beginning of period	27,746,942	9,893,547
Cash and cash equivalents, end of period	$25,301,272	$5,977,209

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$3,000,000
Accounts payable to acquire oil and gas leasehold interests	$432,514	$—

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

At September 30, 2007, we conducted operations through our 100% working interests in our Tullos Field Area and our non-operated interests in our Delhi Field, all located onshore in Louisiana. Our Tullos Field Area consists of approximately 156 producing wells out of 260 well bores across 599 acres of high water cut primary reserve production. Our non-operated interests in the 13,636 acre Delhi Field consist of a 7.4% overriding and mineral royalty interest in the Delhi Holt Bryant Unit, a 25% reversionary working interest in the Delhi Holt Bryant Unit, and a 25% working interest in certain other depths in the Delhi Field. Our Delhi Holt Bryant Unit is scheduled for redevelopment using CO2 enhanced oil recovery technology.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with the instructions to Form 10-Q for interim financial information. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. All inter-company transactions are eliminated upon consolidation. The interim financial information and notes hereto should be read in conjunction with our 2007 Annual Report on Form 10-KSB for the year ended June 30, 2007, as filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

2. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement of Accounting Standards (“SFAS”) No 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits all entities to choose, at specified election dates, to measure eligible items at fair value. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are evaluating the impact that this Statement will have on our financial statements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”),”Accounting for Uncertainty in Income Taxes - an Interpretation of FASB 109.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

We adopted FIN 48 effective July 1, 2007. See Note 9.

3. Net Loss per Share

Basic and diluted loss per share are computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. For purposes of computing diluted loss per share, potential common shares have been excluded from the computation of weighted average common shares outstanding, because their effect is antidilutive.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	September 30, 2007	September 30, 2006
Numerator:

Net loss applicable to common stockholders	$(641,381)	$(460,036)
Plus income impact of assumed conversions:
Preferred stock dividends	N/A	N/A
Interest on convertible subordinated notes	N/A	N/A
Net loss applicable to common stockholders	$(641,381)	$(460,036)

Denominator:	26,776,234	26,651,999

Effect of potentially dilutive common shares:
Warrants	N/A	N/A
Employee and director stock options	N/A	N/A
Convertible preferred stock	N/A	N/A
Convertible subordinated notes	N/A	N/A
Redeemable preferred stock	N/A	N/A
Denominator for dilutive earnings per share - weighted average shares	26,776,234	26,651,999

Loss per common share:
Basic and diluted	$(0.02)	$(0.02)

4. Contingent Liabilities

On August 3, 2007, we were advised of an oil spill in the Tullos Field near one of our leases. At the request of field agents of the Louisiana Department of Environmental Quality and the EPA, we agreed to commence a clean-up operation that was completed by the end of August 2007. A detailed analysis of the oil in the spill compared to our produced oil was conducted by an EPA approved laboratory. We believe that the oil in the spill did not originate from our operations, and this is supported by the formal findings of the laboratory. We also believe that most of the $700,000 of estimated costs incurred in the cleanup, before adjustment following audit and negotiation of the billings, will be covered by insurance or reimbursement from the relevant government oil spill funds, but we can give no assurance that such reimbursement will occur. Subsequent to September 30, 2007, we received $484,197 from our insurance company. Furthermore, we have accrued insurance proceeds of $207,000 for cost incurred through September 30, 2007. All clean up costs, net of any insurance reimbursements, are expensed as incurred.

In November 2005, a multi-plaintiff lawsuit was filed in the Fifth Judicial District Court, Richland Parish, Louisiana, against 18 defendants including NGS Sub Corp. and Arkla Petroleum LLC, our wholly owned subsidiaries, as working interest owners/operators of various oil and gas leases in the Delhi Field. Plaintiffs claim that the defendants’ oil and gas exploration, development and production activities on their properties have caused soil and ground water contamination as a result of the release of hydrocarbons and drilling fluids. Plaintiffs seek damages for testing, clean-up and remediation of the properties as well as diminution in their value and mental anguish to the individual plaintiffs, unjust enrichment and punitive damages for alleged concealment of ongoing activities.

All defendants have filed exceptions to plaintiffs’ suit alleging that it is premature, its allegations are vague and that administrative review through the Louisiana Office of Conservation rather than legal action in the court is plaintiffs’ proper remedy. These exceptions have not yet been heard by the court. Discovery has begun and the allegations of plaintiffs’ suit are so vague that the specifics of their claims cannot be determined yet with certainty. Trial is set before a jury in Richland Parish for the first two weeks of September 2008.

Management intends to contest plaintiffs’ claims vigorously. To this point, plaintiffs have not produced any evidence of specific damage to their lands by defendants’ oil and gas operations. While the Delhi Field has been in production for over fifty years, we believe that no contamination of significance occurred during our subsidiary’s period of ownership of the Delhi operating interests and Arkla Petroleum LLC as operator of said interests, beginning with our acquisitions of each in 2003 and ending with our disposition of the Delhi operating interests in 2006. We believe that our liability exposure results largely through any potential contractual indemnity of prior working interest owners. Until such time as the specifics of plaintiffs’ claims are identified through the discovery process, and particularly any evidence of actual contamination of soil or groundwater, the amount of any judgment that might be rendered cannot be determined with accuracy.

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

5. Stock-Based Compensation

Effective July 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standard 123(R) “Share-Based Payment” (“SFAS 123(R)”) using the modified prospective transition method. Stock-based compensation expense is recorded as general and administrative expense in the consolidated condensed statements of operations. We use the Black-Scholes option-pricing model to estimate option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term.

The fair values of options and warrants granted during the three months ended September 30, 2007 and 2006 were estimated at the date of grant using the Black-Scholes options pricing model assuming no dividends and with the following weighted average assumptions for grants in 2007 and 2006:

	Three Months Ended
	September 30
	2007	2006
Weighted average volatility	93.8%	N/A
Expected term (in years)	6.25	N/A
Risk-free rate	4.10%	N/A

For options issued during the three months ended September 30, 2007, volatilities were based on the historical volatility of our closing common stock price and that of a peer group of three companies (in order to obtain adequate historical volatility). Expected term of options and warrants granted represents the period of time that options and warrants granted are expected to be outstanding using the “simplified” method provided by Staff Accounting Bulletin 107 (“SAB 107”). The risk-free rate for periods within the contractual life of the options and warrants is based on the comparable U.S. Treasury rates in effect at the time of each grant. The weighted average grant-date fair value of options granted during the three months ended September 30, 2007 was $1.74. There have been no options or warrants exercised for the three months ended September 30, 2007 and 2006. For the three months ended September 30, 2007, we recognized compensation expense of $376,008 related to stock option compensation. The following table sets forth the stock option and warrant transactions for the three months ended September 30, 2007:

	Number of Options and Warrants	Weighted Average Grant Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Options and warrants outstanding at July 1, 2007	3,948,500	$1.54

Granted	1,135,000	$2.21
Exercised	0
Canceled, forfeited, or expired	0

Options and warrants outstanding at September 30, 2007	5,083,500	$1.69	$7,290,470	8.1

Vested options and warrants exercisable at September 30, 2007	2,569,750	$1.38	$4,477,833	7.4

(1) Based upon the difference between the market price of our common stock on the last trading date of the quarter (or $3.12) and the option or warrant exercise price of in-the-money options or warrants.

A summary of the status of our unvested options and warrants as of September 30, 2007, and the changes during the three months ended September 30, 2007, is presented below:

	Number of Options and Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2007	1,561,875	$1.51

Granted	1,135,000	$1.74

Vested	(183,125)

Canceled, forfeited, or expired	—

Unvested at end of period	2,513,750	$1.65

At September 30, 2007, unrecognized stock based compensation expense related to unvested stock option and warrant grants totaled approximately $3.8 million. This unrecognized expense will be amortized on a straight-line basis per grant over a weighted average remaining life of approximately 2.9 years.

Restricted Stock

For the three months ended September 30, 2007, no new restricted stock awards were granted. During the three months ended September 30, 2007, we recognized compensation expense of $40,543 related to outstanding restricted stock grants.

The following table sets forth the restricted stock transactions for the three months ended September 30, 2007:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2007	23,620	$2.83

Granted	—

Vested	(14,312)

Canceled, forfeited, or expired	—

Unvested at end of period	9,308	$2.90

At September 30, 2007, unrecognized stock compensation expense related to restricted stock grants totaled approximately $27,000. Such unrecognized expense will be recognized as vesting occurs over a weighted average period of 0.25 years.

6. Common Stock

During the quarter ended September 2007, the board of directors approved resolutions to issue options to purchase 1,135,000 common shares to three new employees as part of their initial compensation for employment, and six current employees as part of their long term annual incentive compensation. The options are excisable at the closing price of the common stock on either the date of grant or the first day of employment, whichever is later. Further, the options vest in equal amounts quarterly over four years and are subject to other standard terms and conditions as provided by the Company.

In addition, the Board of Directors has unanimously approved , subject to stockholder approval, amendments to the 2004 Stock Plan to increase the number of shares of common stock we are authorized to issue from 4,000,000 shares to 5,500,000 shares and to make certain clarifying changes and amendments as part of the approval of the Amended and Restated 2004 Stock Plan. Stockholders of record, as of October 15, 2007, are scheduled to vote at the 2007 Annual Meeting of Stockholders on December 4, 2007 to approve these amendments.

During the quarter ended September 2006, there were no equity awards issued or granted.

7. Commodity Hedging and Price Risk Management Activities

Pursuant to the terms of our previous credit facility, we entered into financial instruments covering approximately 50% of our expected oil and gas production from proved developed producing properties on a two year rolling basis. We used reserve report data prepared by W. D. Von Gonten & Co., our independent petroleum engineering firm, to estimate our future production for hedging purposes. As we may elect under FAS 133, Accounting for Derivative Instruments and Hedging Activities, we have designated our physical delivery contracts as normal delivery sale contracts. For the oil price floors (the “Puts”) we purchased, we have not fulfilled the documentation requirements of FAS 133. As a result, the Put contracts are “marked-to-market”, with the unrealized gain or loss reflected in our statement of operations. Since June 30, 2006, we had the following financial instruments in place:

(i)

90 Bbls of oil per day to be delivered from June 2006 through August 2006 to Plains Oil Marketing LLC at a fixed price of $63.45 per barrel, and extended for six months from September 2006 through February 2007 at a fixed price of $69.30 per barrel. All fixed prices are adjusted for basis changes between: (a) the arithmetic daily average of the prompt month “Light Sweet Crude Oil” contract reported by the New York Mercantile Exchange, and (b) Louisiana field posted price. This is accounted for as a normal delivery sales contract. In the case of production shortfalls, the required barrels are purchased at the current market price per Plains Oil Marketing price bulletins.

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

8. Asset Retirement Obligations

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

Following is a reconciliation of the beginning and ending asset retirement obligation for the period ending September 30 2007 and 2006:

	Three Months Ended
	September 30, 2007	September 30, 2006
Asset retirement obligation at beginning of period	$140,998	$123,679
Liabilities incurred	—	—
Liabilities settled	—	—

Accretion	4,695	4,119
Asset retirement obligation at end of period	$145,693	$127,798

9. Income Taxes

Uncertain Tax Positions

The Company did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

The amount of unrecognized tax benefits may change in the next twelve months; however we do not expect the change to have a significant impact on the results of operations or the financial position of the Company.

The Company files a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions. With limited exceptions, the Company is no longer subject to U.S. Federal, state and local income tax examinations by tax authorities for years before fiscal year ending June 30, 2004.

The Company’s continuing practice is to recognize estimated interest and penalties related to potential underpayment on any unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter. The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 30, 2008.

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS No. 109 requires the Company to recognize income tax benefits for loss carry forwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance when it is more likely than not that the deferred tax asset will not be realized.

In determining the carrying value of a deferred tax asset, SFAS 109 provides for the weighing of evidence in estimating whether and how much of a deferred tax asset may be recoverable. The Company has put a valuation allowance on certain deferred tax assets primarily inclusive of net operating losses (“NOL’s”) that are limited by Internal Revenue Code Section 382. Although current conditions appear to indicate a taxable loss in 2007, the Company did have taxable income in 2006 and thus paid both federal and state income taxes. A benefit is being recognized with the intention of carrying back the current year tax loss. Sufficient income is available in the prior year to fully utilize the losses created in the current year. Therefore, management believes no valuation allowance is necessary on the current year loss.

The income tax benefit rate of 31% varies from the U.S. statutory rate primarily due to state income taxes partially offset by disallowed compensation costs related to incentive stock options.

10. Related Party Transactions

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

During the three months ended September 30, 2007 and 2006 respectively, we expensed and paid CMCP $15,000 in quarterly retainers. There were no other earned fees by CMCP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q and the information referenced herein contain forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and gas, operating risks and other risk factors as described in our 2007 Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

We use the terms, “EPM,” “Company,” “we,” “us” and “our” to refer to Evolution Petroleum Corporation.

Critical Accounting Policies

Our 2007 Annual Report on Form 10-KSB describes the accounting policies that we believe are critical to the reporting of our financial position and operating results and that require management’s most difficult, subjective or complex judgments.

This Quarterly Report on Form 10-Q should be read in conjunction with the discussion contained in our 2007 Annual Report on Form 10-KSB regarding these critical accounting policies.

Executive Overview

General

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

Within this overall strategy, we pursue three specific initiatives:

I	Enhanced oil recovery (EOR), using miscible and immiscible gas flooding;

II	Bypassed primary resource development, within mature oil and gas fields; and

III	Unconventional gas reservoir development, using modern stimulation and completion technologies.

Our Inititiative I EOR project at the 13,636 acre Delhi Field, located in northeast Louisiana, is currently our most strategic asset. Our non-operated interests consist of 7.4% in overriding and mineral royalty interests in the Delhi Field Holt Bryant Unit, a 25% reversionary working interest in the Delhi Field Holt Bryant Unit, and a 25% working interest in certain other depths in the Delhi Field. Our Holt Bryant Unit is scheduled for redevelopment using CO2 enhanced oil recovery technology, with CO2 injection expected by the operator in calendar 2008, followed by projected increases in oil production  beginning in calendar 2009.

With the Delhi CO2-EOR project now underway, we are currently focused on bringing Inititiative II Bypassed Resource projects and Inititiative III Unconventional Gas projects to the forefront. Conceptually, our plan going forward can be illustrated as follows:

EPM Business Plan

* Current cash resources feed Bypassed Resource Projects for near term revenues

** Cash generated from Bypassed Resource Projects and Delhi then feed pending projects in Unconventional Gas and EOR

First Quarter2008 Highlights

Our progress during this quarter includes:

•                  Continued increases in our intrinsic values per share via additional leasehold acquisitions of proved undeveloped reserves within our Bypassed Resource Inititiative.

•                  Additional acquisitions of unproved leasehold interests within our Bypassed Resource and our Unconventional Gas Development initiatives.

•                  Continued development of our operational infrastructure, acquisitions of drilling permits and completion of contract service negotiations required to begin our 10 well Bypassed Resource development drilling program by the end of calendar 2007.

Liquidity and Capital Resources

At September 30, 2007, our working capital, predominately cash and cash equivalents, was approximately $25.1 million, and we continued to be debt free. This compares to working capital of approximately $27.3 million at June 30, 2007. Approximately $2.1 million of investments in oil and gas leasehold interests accounted for the $2.2 million decrease in working capital since June 30, 2007.

For the three months ended September 30, 2007, approximately $846,000 was used in operations. This compares to approximately $3.6 million used in operations for the three months ended in 2006, including $3 million used to extinguish income taxes payable.

Cash flows used in investing activities totaled approximately $1.6 million during the three months ended September 30, 2007 (in addition to approximately $433,000 of oil and gas expenditures charged to Accounts Payable at period end,  not yet paid in cash, as noted in the Supplemental Note to our Statement of Cash Flows). This compared to approximately $343,000 used in investing activities for the comparable three months of 2006. Virtually all investments in both periods were used to acquire oil and gas property interests.

There were no cash flows from financing activities in the three months ended September 30, 2007 and $7,000 was used in the comparable 2006 three month period.

We expect our capital expenditures will increase substantially during fiscal year 2008, due to continued leasing and the execution of a development drilling program within our Bypassed Resource Initiative, and continued leasing in our Unconventional Gas Initiative. Based on our current plans, we expect capital expenditures to exceed $15 million during fiscal 2008, with half or more dedicated to development drilling. Our working capital is sufficient to fund this drilling program.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

The following table sets forth certain financial information with respect to our oil and gas operations:

	Three Months Ended
	September 30			%
	2007	2006	Variance	change

Sales Volumes, net to Evolution:

Oil (Bbl)	7,034	7,694	(660)	-9%

Gas (Mcf)	—	—	—

Oil and Gas (Boe)	7,034	7,694	(660)	-9%

Revenue data (a):

Oil revenues	$502,273	$469,010	$33,263	7%

Gas revenues	—	—	—	—
Total oil and gas revenues	$502,273	$469,010	$33,263	7%

Average prices (a):
Oil (per Bbl)	$71.41	$60.96	$10.45	17%
Gas (per Mcf)	—	—	—	—
Oil and Gas (per Boe)	$71.41	$60.96	$10.45	17%

Expenses (per Boe)
Lease operating expenses and production taxes (b)	$47.28	$46.63	$0.65	1%
Depletion expense on oil and gas properties	$13.15	$7.87	$5.28	67%

(a)          Includes the cash settlement of hedging contracts in the prior year

(b)         Excludes non-recurring oil spill expenses in the current year

Net Loss. For the three months ended September 30, 2007, we reported a net loss of approximately $641,000, or $0.02 loss per share, on total oil and gas revenues of approximately $502,000, as compared to a net loss of $460,000, or $0.02 loss per share, on total oil and gas revenues of $469,000 for the three months ended September 30, 2006. The increase to our net loss is primarily attributable to increases to General and Administrative expenses of approximately $289,000 and a decrease in interest income earned of approximately $190,000, offset by an income tax benefit of approximately $287,000 in the quarter ended September 30, 2007 as compared to zero in the 2006 quarter. Additional details of the components of net loss are explained in greater detail below.

Sales Volumes. Oil sales volumes, net to our interest, for the three months ended September 30, 2007 decreased 9% to 7,034 Bbls, compared to 7,694 Bbls for the three months ended September 30, 2006. The decrease in oil sales volumes is due to a decrease of production from the Tullos Field area by approximately 6%.

Production. Oil production varies from oil sales volumes by changes in crude oil inventories, which are not carried on our balance sheet. Net working interest oil production for the three months ended September 30, 2007 decreased 6% to 7,145 Bbls, compared to 7,602 Bbls for the three months ended September 30, 2006. This was due to various wells being offline due to repairs to tank batteries and casing leaks, offset by wells returned to production which were previously idle. Further, production was adversely impacted due to the diversion of oilfield service equipment and services to assist the vendor hired to clean up the oil spill.

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

Oil revenues increased 7% for the three months ended September 30, 2007, compared to the same period in 2006, as a result of a 17% increase in oil prices, from $61 per barrel to $71per barrel. As described above, a 9% decrease in sales volumes offset this increase in oil revenues.

Lease Operating Expenses (including production severance taxes). Lease operating expenses for the three months ended September 30, 2007 decreased approximately 7% from the comparable 2006 period. The overall decrease in operating expenses in 2007 is primarily attributable to lower severance taxes and lower field expenses in our Tullos Field. On a BOE basis, lease operating expenses increased by 1% over the comparable 2006 quarter, primarily due to a 9% decrease in volumes.

General and Administrative Expenses (G&A). G&A expenses increased 28% to approximately $1.3 million for the three months ended September 30, 2007, compared to approximately $1 million for the three months ended September 30, 2006. Higher overall compensation expenses for estimated accrued bonuses and new hires accounted for the majority of the increase, in addition to increases to Franchise taxes owed for the State of Texas. New hires are associated with building up our infrastructure to execute the planned drilling program. Non-cash stock compensation expense was approximately $376,000 and $490,000 for the 2007 and 2006 three month periods, respectively.

Depreciation, Depletion & Amortization Expense (DD&A). DD&A expense increased approximately $48,000 to approximately $110,000 for the three months ended September 30, 2007 from $62,000 for the same period in 2006. The increase is primarily due to a higher DD&A rate ($13 vs. $8) per barrel that went into effect on July 1, 2007, the date of our reserve report. Slightly offsetting depletion expense is a decrease in sales volumes of 9%, described above.

Interest Income. Interest income for the three months ended September 30, 2007 decreased approximately $190,000 to approximately $341,000, compared to approximately $531,000 for the three months ended September 30, 2006. The decrease in interest income is primarily due to lower available cash balances averaging approximately $27 million during most of the current quarter, as compared to cash balances averaging approximately $44 million in the comparable prior year quarter. The lower cash balance is due to cash used to relieve income taxes payable arising from the $50 million we received from the Delhi Farmout and for additions to our oil and gas properties.

Off Balance Sheet Arrangements

Pursuant to the terms of our previous credit facility, we entered into financial instruments covering approximately 50% of our expected oil and gas production from proved developed producing properties on a two year rolling basis. We used reserve report data prepared by W. D. Von Gonten & Co., our independent petroleum engineering firm, to estimate our future production for hedging purposes. As we may elect under FAS 133, Accounting for Derivative Instruments and Hedging Activities, we have designated our physical delivery contracts as normal delivery sale contracts. For the oil price floors (the “Puts”) we purchased, we have not fulfilled the documentation requirements of FAS 133. As a result, the Put contracts are “marked-to-market”, with the unrealized gain or loss reflected in our statement of operations. Since June 30, 2006, we had the following financial instruments in place:

(i)

90 Bbls of oil per day to be delivered from June 2006 through August 2006 to Plains Oil Marketing LLC at a fixed price of $63.45 per barrel, and extended for six months from September 2006 through February 2007 at a fixed price of $69.30 per barrel. All fixed prices are adjusted for basis changes between: (a) the arithmetic daily average of the prompt month “Light Sweet Crude Oil” contract reported by the New York Mercantile Exchange, and (b) Louisiana field posted price. This is accounted for as a normal delivery sales contract. In the case of production shortfalls, the required barrels are purchased at the current market price per Plains Oil Marketing price bulletins.

(ii)

Purchase of a non-physical Put contract at $38.00 per barrel for 2,000 Bbls of crude oil production from March 2006 through February 2007. This is accounted for as a “mark-to-market” derivative investment. As of February 28, 2007, the market value of the Put contract was zero.

As of February 28, 2007, all of the Company’s commodity hedging and price risk management activities have expired and have not been renewed. As of March 1, 2007, all of our oil production has been sold to Plains Marketing L.P. under a normal (thirty day “evergreen”) sales contract.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital. Lower prices may also reduce the amount of oil and gas that we can economically produce. We may periodically use derivative instruments to hedge our commodity price risk. We may hedge a portion of our projected oil and gas production through a variety of financial and physical arrangements intended to support oil and gas prices at targeted levels and to manage our exposure to price fluctuations. We may use futures contracts, swaps and fixed price physical contracts to hedge our commodity prices. Realized gains and losses from our price risk management activities are recognized in oil and gas sales when the associated production occurs. We do not hold or issue derivative instruments for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

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

EVOLUTION PETROLEUM CORPORATION

(Registrant)

Date: November 14, 2007	By:	/s/ STERLING H. MCDONALD
Sterling H. McDonald
Vice-President and Chief Financial Officer
Principal Financial and Accounting
Officer