Form 10-Q
period 2008-03-31
EVOLUTION PETROLEUM CORP
filed 2008-05-14
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒  No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes: ☐  No: ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of May 14, 2008, was 26,860,439.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Balance Sheets

	March 31,	June 30,
	2008	2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$19,875,284	$27,746,942
Receivables
Oil and natural gas sales	380,471	190,210
Income tax	1,304,165	421,325
Other	55,360	22,375
Prepaid expenses and other current assets	74,879	540,666
Total current assets	21,690,159	28,921,518

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties – full cost method of accounting	14,053,812	5,459,553
Other property and equipment	161,870	154,872
Total property and equipment	14,215,682	5,614,425

Other assets, net	358,077	370,049

Total assets	$36,263,918	$34,905,992

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,020,560	$1,064,918
Accrued expenses	504,549	524,809
Royalties payable	6,572	6,831
Total current liabilities	3,531,681	1,596,558

Long term liabilities
Deferred income tax liability	338,001	338,001
Deferred rent	73,136	47,289
Asset retirement obligations	174,658	140,998

Total liabilities	4,117,476	2,122,846

Stockholders’ equity
Common Stock, par value $0.001, 100,000,000 shares authorized; 26,860,439 and 26,776,234 issued and outstanding as of March 31, 2008 and June 30, 2007, respectively.	26,860	26,776
Additional paid-in capital	13,708,808	12,397,373
Retained earnings	18,410,774	20,358,997

Total stockholders’ equity	32,146,442	32,783,146

Total liabilities and stockholders’ equity	$36,263,918	$34,905,992

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Revenues
Oil and natural gas liquids	$644,903	$462,951	$1,776,347	$1,358,433
Natural gas	99,799	—	123,277	—
Price risk management activities	—	—	—	(14)
Total revenues	744,702	462,951	1,899,624	1,358,419

Operating Costs
Lease operating expense	300,186	396,010	971,688	1,039,227
Production taxes	12,867	13,957	46,231	44,260
Depreciation, depletion and amortization	139,086	56,572	372,645	164,793
Accretion of asset retirement obligation	7,110	4,398	16,656	12,774
General and administrative *	1,266,427	934,055	4,062,423	2,933,761
Total operating costs	1,725,676	1,404,992	5,469,643	4,194,815

Loss from operations	(980,974)	(942,041)	(3,570,019)	(2,836,396)

Other income (expense)
Interest income	165,014	487,456	772,835	1,521,570
Other expense	—	—	—	(21,453)

Net loss before income tax benefit	(815,960)	(454,585)	(2,797,184)	(1,336,279)

Income tax benefit	(279,975)	—	(848,961)	—

Net loss	$(535,985)	$(454,585)	$(1,948,223)	$(1,336,279)

Loss per common share
Basic and Diluted	$(0.02)	$(0.02)	$(0.07)	$(0.05)

Weighted average number of common shares

Basic and Diluted	26,784,473	26,720,444	26,779,339	26,685,612

*General and administrative expenses for the three month periods ended March 31, 2008 and 2007 included non cash stock-based compensation expense of $493,872 and $376,008, respectively.  General and administrative expenses for the nine month periods ended March 31, 2008 and 2007 included non cash stock-based compensation expense of $1,311,443 and $1,237,485, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(unaudited)

	Nine Months Ended March 31
	2008	2007
Cash flows from operating activities
Net loss	$(1,948,223)	$(1,336,279)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation, depletion and amortization	372,645	164,793
Stock-based compensation	1,311,443	1,237,485
Accretion of asset retirement obligations	16,656	12,774
Changes in operating assets and liabilities:
Receivables	(1,106,086)	(36,426)
Prepaid expenses and other assets	286,961	(143,499)
Accounts payable and accrued expenses	(146,399)	(328,489)
Royalties payable	(259)	(40,340)
Deferred rent	25,847	11,822
Income tax payable	—	(11,260,000)
Net cash used in operating activities	(1,187,415)	(11,718,159)

Cash flows from investing activities
Net proceeds from the sale of the Tullos Assets	4,420,868	—
Proceeds from other asset divestitures	31,582	155,378
Development of oil and natural gas properties	(4,280,822)	(267,245)
Acquisitions of oil and natural gas properties	(6,775,267)	(395,918)
Capital expenditures for furniture, fixtures and equipment	(79,305)	(70,313)
Cash in qualified intermediary account for “like-kind” exchanges	—	34,662,368
Other assets	(1,375)	29,692
Net cash (used in) provided by investing activities	(6,684,319)	34,113,962

Cash flows from financing activities
Equity and transaction costs	—	(15,591)
Proceeds from issuance of restricted stock grants	76	57
Net cash provided by (used in) financing activities	76	(15,534)

Net (decrease) increase in cash and cash equivalents	(7,871,658)	22,380,269

Cash and cash equivalents, beginning of period	27,746,942	9,893,547

Cash and cash equivalents, end of period	$19,875,284	$32,273,816

Supplemental disclosure of cash flow information:
Income taxes paid	$33,879	$11,260,000
Increase in accounts payable incurred to acquire oil and natural gas leasehold interests and develop oil and natural gas properties.	$2,081,781	$—

See accompanying notes to consolidated condensed financial statements.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 1 – Organization and Basis of Preparation

Nature of Operations.  Evolution Petroleum Corporation (“EPM”) and its subsidiaries, formerly Natural Gas Systems, Inc. (the “Company”, “we” or “us”), is an independent petroleum company headquartered in Houston, Texas and incorporated under the laws of the State of Nevada.  We are engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas.  We acquire established oil and natural gas properties and exploit them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both.

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

Interim Financial Statements.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) with the instructions to Form 10-Q for interim financial information.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included.  The interim financial information and notes hereto should be read in conjunction with the Company’s 2007 Annual Report on Form 10-KSB for the year ended June 30, 2007, as filed with the Securities and Exchange Commission. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation and Reporting.  Our consolidated financial statements include the accounts of EPM and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous period include certain reclassifications that were made to conform to the current presentation.  Such reclassifications have no impact on previously reported income or stockholders’ equity.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates of proved reserves are key components of our depletion rate for our proved oil and natural gas properties and the full cost ceiling test limitation. Accordingly, our accounting estimates require exercise of judgment. While we believe that the estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Note 2 – Recent Accounting Pronouncements

New Accounting Standards. The following discloses the existence and effect of accounting standards issued but not yet adopted by us with respect to accounting standards that may have an impact on the Company when adopted in the future.

Accounting for Business Combinations.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statements of Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141,  Business Combinations . SFAS 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 2 – Recent Accounting Pronouncements (Continued)

Accounting for Fair Value Measurements.  In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The provisions of SFAS No. 157 will be applied prospectively as of the beginning of the fiscal year in which it is initially applied except for, among other items, a financial instrument that was measured at fair value at initial recognition under Statement 133 using the transaction price in accordance with the guidance in footnote 3 of Issue 02-3 prior to initial application of SFAS No. 157.  In February 2008, the FASB deferred the effective date of SFAS No. 157 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a financial statements on a nonrecurring basis and amended SFAS No. 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions. We are currently evaluating the impact that this Statement will have on our financial statements.

Accounting for the Fair Value Option for Financial Assets and Financial Liabilities.  In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”), which permits all entities to choose, at specified election dates, to measure eligible items at fair value.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  We are currently evaluating the impact that this Statement will have on our financial statements.

Note 3 – Sale of Oil and Natural Gas Properties

On March 3, 2008, NGS Sub Corp., a Delaware corporation (“NGS”), a wholly owned subsidiary of EPM, pursuant to an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) dated February 15, 2008, completed the sale of its 100% working interest and approximately 79% average net revenue interest in producing and shut-in crude oil wells, water disposal wells, equipment and improvements (the “Tullos Assets”) located in the Tullos Urania, Colgrade and Crossroads Fields in LaSalle and Winn Parishes, Louisiana (the “Tullos Field Area”).  The following table presents the transaction and its affect on our financial statements.

Proceeds from sale of the Tullos Assets	$4,649,241
Less payout of a carried interest arrangement	(168,106)
Less miscellaneous transaction costs	(60,267)
Net proceeds from sale of the Tullos Assets	4,420,868
Net book value of Tullos Assets on March 3, 2008
Asset retirement obligation	153,886
Oil and natural gas properties	(1,721,990)
Other property and equipment	(26,721)
Prepaid expenses and other current assets	(178,826)
Other assets	(13,347)
Amount credited to accumulated depreciation, depletion and amortization	$2,633,870

The Tullos Assets represented approximately 18% of the Company’s total proved reserves as of March 3, 2008.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 4 – Unaudited Pro Forma Consolidated Financial Information

The following unaudited pro forma consolidated financial information is presented for illustrative purposes only and presents the pro forma operating results for the Company for the three and nine month periods ended March 31, 2008 and 2007 as though the disposition of the Tullos Assets occurred at the beginning of each period. The unaudited pro forma consolidated financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated at the beginning of each period presented, nor is the information intended to be indicative of future operating results.

The pro forma consolidated financial information for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
	As Reported	Pro Forma	As Reported	Pro Forma
Oil and natural gas revenues	$744,702	$351,848	$462,951	$9,716
Loss from operations	$(980,974)	$(1,058,901)	$(942,041)	$(923,349)
Net loss	$(535,985)	$(583,910)	$(454,585)	$(437,893)

Loss per common share – basic and diluted	$(.02)	$(.02)	$(.02)	$(.02)

The pro forma consolidated financial information for the nine months ended March 31, 2008 and 2007 are as follows:

	Nine Months Ended		Nine Months Ended
	March 31, 2008		March 31, 2007
	As Reported	Pro Forma	As Reported	Pro Forma
Oil and natural gas revenues	$1,899,624	$422,269	$1,358,419	$28,193
Loss from operations	$(3,570,019)	$(3,802,297)	$(2,836,396)	$(2,941,809)
Net loss	$(1,948,223)	$(2,091,074)	$(1,336,279)	$(1,392.046)

Loss per common share – basic and diluted	$(.07)	$(.08)	$(.05)	$(.05)

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 5 – Property and Equipment

Oil and natural gas properties are accounted for using the full-cost method of accounting.  All costs associated with the acquisition, exploration and development of oil and natural gas properties are capitalized.  As of March 31, 2008 and June 30, 2007 our oil and natural gas properties and other property and equipment consisted of the following:

	March 31, 2008	June 30, 2007
Oil and natural gas properties
Property costs subject to amortization	$8,609,536	$4,187,440
Less: Accumulated depreciation, depletion, and amortization (See Note 3)	(2,744,423)	(652,439)
Unproved properties	8,188,699	1,924,552
Oil and natural gas properties, net	$14,053,812	$5,459,553

Other property and equipment
Furniture, fixtures and equipment, at cost	223,601	173,205
Less: Accumulated depreciation	(61,731)	(18,333)
Other property and equipment, net	$161,870	$154,872

Note 6 – Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the nine month period ended March 31, 2008:

Asset retirement obligation - July 1, 2007	$140,998
Liabilities incurred	170,890
Liabilities settled	—
Liabilities sold (See Note 3)	(153,886)
Accretion	16,656
Asset retirement obligation – March 31, 2008	$174,658

Note 7 – Stock-Based Incentive Plan

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

We have granted common stock option awards to purchase common stock (the “Stock Options”) and restricted common stock awards (“Restricted Stock”) to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” and together, the “EPM Stock Plans”).  A total of 510,000 shares of common stock are reserved for issuance under the 2003 Stock Plan, and there are no further shares available for grant under the 2003 Stock Plan.  A total of 5,500,000 shares are reserved for issuance under the 2004 Stock Plan and, as of March 31, 2008 a total of 1,375,859 shares remain available for grant under the 2004 Stock Plan.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Stock-Based Incentive Plan (Continued)

We have also granted common stock warrants, as authorized by the Board of Directors, to employees as bonus or incentive awards to reward previous service or provide incentives to individuals to acquire a proprietary interest in the Company and to remain in the service of the Company (the “Incentive Warrants”).  These Incentive Warrants have similar characteristics of the Stock Options.  The Incentive Warrants have been issued, with Board of Directors approval, outside of the EPM Stock Plans.

Stock Options and Incentive Warrants

For the three month periods ended March 31, 2008 and 2007, total stock based compensation expense recognized for Stock Options and Incentive Warrants was $416,143 and $301,097, respectively.  Stock-based compensation expense related to the nine month periods ended March 31, 2008 and 2007 was $1,120,349 and $985,713, respectively.

During the nine month period ended March 31, 2008, we granted Stock Options to purchase 1,385,000 shares of common stock under the 2004 Stock Plan with a weighted average exercise price of $2.49.  During the nine month period ended March 31, 2007, we granted Stock Options to purchase 150,000 shares of common stock under the 2004 Stock Plan with a weighted average exercise price of $2.71.  The exercise price was determined based on the market price of the Company’s common stock on the date of grant.  The Stock Options granted during the nine months ended March 31, 2008 vest over a weighted average period of 4.0 years and have a contractual life of ten years.  The weighted average assumptions used to calculate the fair value of these Stock Options and the weighted average fair value of each Stock Option granted is as follows:

	Nine Months Ended
	March 31,
	2008	2007
Expected volatility	93.4%	96.0%
Expected dividends	—	—
Expected term (in years)	6.10	6.10
Risk-free rate	4.10%	4.56%
Fair value per Stock Option	$1.94	$2.15

We estimated the fair value of Stock Options and Incentive Warrants issued to employees and directors under SFAS No. 123R at the date of grant using a Black-Scholes-Merton valuation model.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected term (estimated period of time outstanding) of Stock Options and Incentive Warrants is based on the “simplified” method of estimated expected term for “plain vanilla” options allowed by the SEC Staff Accounting Bulletin No. 107 and 110, and varied based on the vesting period and contractual term of the Stock Options or Incentive Warrants.   Expected volatility is based on the historical volatility of the Company’s closing common stock price and that of an evaluation of a peer group of similar companies trading activity.  We have not issued any cash dividends on the Company’s common stock.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Stock-Based Incentive Plan (Continued)

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of March 31, 2008, and the changes during the nine months then ended:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Options and Incentive Warrants outstanding at July 1, 2007	4,058,500	$1.53

Granted	1,385,000	$2.49
Exercised	—	—
Canceled, forfeited, or expired	—	—

Options and Incentive Warrants outstanding at March 31, 2008	5,443,500	$1.78	$15,097,025	7.8

Vested or expected to vest at March 31, 2008	5,443,500	$1.78	$15,097,025

Exercisable at March 31, 2008	3,142,250	$1.44	$9,765,294	7.1

(1) Based upon the difference between the market price of our common stock on the last trading date of the quarter and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

A summary of the status of our unvested Stock Options and Incentive Warrants as of March 31, 2008, and the changes during the nine months ended March 31, 2008, is presented below:

	Number of Options and Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2007	1,573,125	$1.50

Granted	1,385,000	$1.94

Vested	(656,875)	$1.46

Canceled, forfeited, or expired	—	—

Unvested at end of period	2,301,250	$1.78

The total unrecognized compensation cost at March 31, 2008, relating to non-vested share-based compensation arrangements granted under the EPM Stock Plans and Incentive Warrants was $3,747,895.  Such unrecognized expense will be recognized over a weighted average period of 2.9 years.

Restricted Stock

For the nine months ended March 31, 2008, we granted a total of 75,899 shares of Restricted Stock to three outside directors and a consultant.  All issuances of common stock are subject to vesting terms per individual Restricted Stock agreements.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 7 – Stock-Based Incentive Plan (Continued)

During the three months ended March 31, 2008 and 2007, we recognized compensation expense of $77,729 and $74,911, respectively, related to Restricted Stock grants.  During the nine months ended March 31, 2008 and 2007, we recognized compensation expense of $191,094 and $251,772, respectively, related to Restricted Stock grants.

The following table sets forth the restricted stock transactions for the nine months ended March 31, 2008:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2007	59,449	$2.78

Granted	75,899	4.10

Vested	(71,949)	3.00

Forfeited	—	—

Unvested at end of period	63,399	$4.10

At March 31, 2008, unrecognized stock compensation expense related to Restricted Stock grants totaled $233,194.  Such unrecognized expense will be recognized over a weighted average period of 0.7 years.

Note 8 – Commodity Hedging and Price Risk Management Activities

As of February 28, 2007, all of our commodity hedging and price risk management activities had expired and were not renewed.

Note 9 – Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.  There is currently an Internal Revenue Service (“IRS”) field examination in process for the fiscal year ended June 30, 2006.  No estimate as to the outcome of the IRS field examination can be made at this time.

We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109, (“FIN 48”), effective July 1, 2007.  The adoption of FIN 48 did not have an effect on our consolidated financial statements.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

There were no unrecognized tax benefits as of the date of adoption.  There are no unrecognized tax benefits that if recognized would affect our tax rate.  The Company’s practice is to recognize estimated interest and penalties related to potential underpayment on unrecognized tax benefits as a component of income tax expense in the Consolidated Statement of Operations. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized for the nine months ended March 31, 2008.  We cannot predict whether total unrecognized tax benefits will significantly change due to the settlement of the current IRS field examination or possible future examinations.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 9 – Income Taxes (Continued)

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). SFAS No. 109 requires us to recognize income tax benefits for loss carry forwards which have not previously been recorded. The tax benefits recognized must be reduced by a valuation allowance when it is more likely than not that the deferred tax asset will not be realized.

In determining the carrying value of a deferred tax asset, SFAS 109 provides for the weighing of evidence in estimating whether and how much of a deferred tax asset may be recoverable.  We have placed a valuation allowance on certain deferred tax assets primarily inclusive of net operating losses (“NOL’s”) that are limited by Internal Revenue Code Section 382.   The Company had taxable income in 2006 and 2007 and thus paid both federal and state income taxes.  A benefit is being recognized with the intention of carrying any current year tax loss back to 2006.  We believe sufficient taxable income is available in 2006 and 2007 to fully utilize the losses created in the current year.  Therefore, management believes no valuation allowance is necessary on the income tax benefit arising from the taxable loss in the current year.

The income tax benefit rate varies from the U.S. statutory rate primarily due to state income taxes partially offset by disallowed compensation costs related to incentive stock options.

Note 10 – Related Party Transactions

Laird Q. Cagan, Chairman of our Board of Directors, is a Managing Director and co-owner of Cagan McAfee Capital Partners, LLC (“CMCP”). CMCP performs financial advisory services to us pursuant to a written agreement amended in November 2005, providing for a retainer of $5,000 per month.  In addition, Mr. Cagan, as a registered representative of Chadbourn Securities Inc. (“Chadbourn”) and a partner of CMCP, has served as the Company’s placement agent in private equity financings.  Under the current agreement, CMCP may earn cash fees equal to 8% of gross equity proceeds, declining to 4% subject to the amount of equity raised through CMCP, and a fixed 4% warrant fee.  Mr. Cagan receives no additional compensation for serving as a director or as the Chairman of our Board of Directors.

Eric A. McAfee, a major shareholder of the Company, is also a Managing Director of CMCP.

During the three and nine months ended March 31, 2008 and 2007 respectively, we expensed and paid CMCP $15,000 and $45,000, respectively, in quarterly retainers.  There were no other earned fees by CMCP during the three and nine months ended March 31, 2008 and 2007.

Note 11 – Net Loss per Share

Basic and diluted loss per share are computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  For purposes of computing diluted loss per share, potential common shares have been excluded from the computation of weighted average common shares outstanding, because their effect is antidilutive.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 11 – Net Loss per Share (Continued)

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Numerator
Net loss	$(535,985)	$(454,585)	$(1,948,223)	$(1,336,279)

Denominator
Weighted average number of common shares – basic and diluted	26,784,473	26,720,444	26,779,339	26,685,612

Net Loss per common share – basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.05)

Note 12 – Commitments and Contingencies

Environmental clean-up.  On August 3, 2007, we were advised of an oil spill in the Tullos Field near one of our leases. At the request of field agents of the Louisiana Department of Environmental Quality and the Environmental Protection Agency (“EPA”), we agreed to commence a clean-up operation that was completed by the end of August 2007. A detailed analysis of the oil in the spill compared to the Company’s produced oil was conducted by an EPA approved laboratory.  We believe that the oil in the spill did not originate from our operations, supported by the formal findings of the laboratory.  We received an initial insurance reimbursement of $484,197 in October 2007 and a final insurance reimbursement of $217,668 in March 2008.  These reimbursements covered all of our actual cleanup costs except a $5,000 insurance deductible and excluding our legal fees, in-house administrative costs, and any possible EPA expense reimbursements and fines that might be billed.

On May 5, 2008, we received a letter from the EPA proposing a $5,500 fine related to the oil spill, which we believe is not supported by independent investigation.  As of the date of this filing , we have not responded to the EPA proposal.

Litigation.  In November 2005, a multi-plaintiff lawsuit was filed in the Fifth Judicial District Court, Richland Parish, Louisiana, against 18 defendants including NGS Sub Corp. and Arkla Petroleum LLC, the Company’s wholly owned subsidiaries (the “Subsidiaries”), as working interest owners/operators of various oil and natural gas leases in the Delhi Field. Plaintiffs claim that the defendants’ oil and natural gas exploration, development and production activities on their properties have caused soil and ground water contamination as a result of the release of hydrocarbons and drilling fluids. Plaintiffs seek damages for testing, clean-up and remediation of the properties as well as diminution in their value and mental anguish to the individual plaintiffs, unjust enrichment and punitive damages for alleged concealment of ongoing activities.

Certain exceptions filed by the defendants are still under consideration by the court.  Discovery has begun and the allegations of plaintiffs’ suit are so vague that the specifics of their claims cannot be determined yet with certainty.  Accordingly, the court has ordered the plaintiffs to file their claims with specificity.  Trial is set before a jury in Richland Parish for July of 2009.

We intend to contest plaintiffs’ claims vigorously.  The plaintiffs have not produced any evidence of specific damage to their lands by defendants’ oil and natural gas operations.  While the Delhi Field has been in production for over fifty years, we believe that no contamination of significance occurred during our period of ownership.  We believe that our liability exposure results largely through any potential contractual indemnity of prior working interest owners.

During the quarter ended June 2006, new legislation was passed and signed in Louisiana addressing complaints similar to and including those filed against Delhi operators and working interest owners.  Although the intention of the legislation was to position the Louisiana Department of Environmental Quality and Natural Resources to determine the existence and extent of any environmental damages, the source of liability and necessary remediation plan and cost, and to ensure that any compensatory payments be used to remediate damages, it is unclear at this time whether such legislation will be applied.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(unaudited)

Note 12 – Commitments and Contingencies (Continued)

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of March 31, 2008 under this operating lease are as follows:

Twelve months ending March 31,
2009	$138,089
2010	138,089
2011	138,089
2012	152,037
2013	159,012
Thereafter	530,037
Total	$1,255,353

Rent expense for the three months ended March 31, 2008 and 2007 was $35,466 and $22,552, respectively.  Rent expense for the nine months ended March 31, 2008 and 2007 was $106,399 and $44,013, respectively.

Employment Contracts.  We have entered into employment agreements with the Company’s three senior executives.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.   The total contingent obligation under the employment contracts as of March 31, 2008 is approximately $450,000.

Internal Revenue Service Examination.  We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.   With limited exceptions, the Company is no longer subject to U.S. Federal, state and local income tax examinations by tax authorities for years before fiscal year ending June 30, 2005.  There is currently an Internal Revenue Service (“IRS”) field examination in process for the fiscal year ended June 30, 2006.  No estimate as to the outcome of the IRS field examination can be made at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q and the information referenced herein contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described in our 2007 Annual Report on Form 10-KSB for the year ended June 30, 2007 as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

We use the terms, “EPM,” “Company,” “we,” “us” and “our” to refer to Evolution Petroleum Corporation.

Executive Overview

General

Evolution Petroleum Corporation, formerly Natural Gas Systems, Inc., is a petroleum company engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas. We acquire known oil and natural gas resources and exploit them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both.

We are focused on an overall strategy of acquiring controlling working interests in oil and natural gas resources within established fields and redeveloping those fields through the application of capital and technology to convert a portion of the oil and natural gas resources into profitable producing reserves. Our strategy is intended to generate scalable development opportunities at normally pressured depths, exhibiting relatively low completion risk, generally longer and more predictable production lives, less expenditures on infrastructure and lower operational risks.

Within this overall strategy, we pursue three specific initiatives:

I	Enhanced oil recovery (“EOR”), using miscible and immiscible gas flooding;

II	Conventional redevelopment of bypassed primary resource within mature oil and natural gas fields utilizing modern technology and our expertise; and

III	Unconventional gas resource development, using modern stimulation and completion technologies.

Our most strategic asset is within our EOR Initiative at the 13,636 acre Delhi Field, located in northeast Louisiana.  Our non-operated interests consist of 7.4% in overriding and mineral royalty interests and a 25% after pay-out reversionary working interest in the Delhi Field Holt Bryant Unit, along with a 25% working interest in certain other depths in the Delhi Field.  The Holt Bryant Unit is currently being redeveloped by the operator, Denbury Resources, using CO2 enhanced oil recovery technology and a dedicated portion of Denbury’s proved CO2 reserves in the Jackson Dome, approximately 90 miles east of Delhi. Injection of CO2 is expected to begin by late calendar 2008 or early calendar 2009, followed by projected increases in oil production beginning in calendar 2009.

Since our closing of the Delhi Farmout, we have been focused on developing projects in our other initiatives, particularly through conventional redevelopment of bypassed resources in the Giddings Field of Central Texas using horizontal drilling methods,  and unconventional gas shale development projects in the Woodford Shale Trend in Oklahoma.  Conceptually, our plan going forward can be illustrated as follows:

As indicated by the above chart, we are funding our current development projects in the Giddings Field with our current working capital resources.  We expect that net cash flows from these projects, our current cash resources and cash flows from the Delhi CO2 EOR project will be used to fund our Unconventional Gas Initiative and other new projects.

Highlights for the nine months ended March 31, 2008

•                  We high-graded our production and reserve base within our Bypassed Resource Initiative

We completed the sale of our Tullos Assets.  On March 3, 2008, we completed the sale of our Tullos Assets for gross cash proceeds of approximately $4.6 million.  While only producing about 100 gross and 79 net barrels of oil production per day from over 150 producing wells, Tullos required a disproportionate amount of staff effort and vendor services, thereby adversely affecting our ability to develop other projects utilizing our expertise and working capital.  Furthermore, we believe the potential upside at Tullos was substantially less than that offered in our other projects then underway, particularly the Giddings Field drilling program, where the Tullos cash proceeds would be expected to yield a much higher return.  Last, we had completed the testing of our completion technology utilizing the one well we drilled in Tullos and determined that the potential of that technology would be best realized in other fields.

We initiated our development drilling program in the Giddings Field of Central Texas.  In late 2007, we initiated an $8.5 million redevelopment drilling program in the Giddings Field, targeted to the Austin Chalk and Georgetown formations.  Initially composed of ten re-entries, we subsequently revised the program to six wells, with an aggregate horizontal footage similar to the initial ten well program.  This drilling is expected to be completed by fiscal year end.  As of March 31, three of the wells had been drilled, completed and placed on production.  By May 7, 2008, a fourth well was drilled and placed on production and two more wells being drilled.  All four completed wells are now producing.

As is normal in redevelopment of naturally fractured reservoirs, the horizontal holes penetrated one or more partially depleted fractures that absorbed water from our drilling fluid.  When put on production, we must first flow back a portion of this lost water in order to allow full production rates of oil and gas.  We believe our oil and gas rates are constrained until sufficient water has been recovered.  To date, results of the drilling program are consistent with our expectations and we continue to move forward in our program of converting existing proved undeveloped locations to producing well status, while also adding to our inventory of proved undeveloped locations through leasing.

We have added net production, while continuing to increase our revenues and proved reserves.  Our production has increased 50% and 18% during the respective three and nine month periods ended March 31, 2008, compared to the same periods of fiscal 2007, despite the sale of production from our Tullos Assets effective March 3, 2008.  Despite the constrained rates from our first drilled wells, we have substantially increased our net production of oil and gas.  The first well began production in late February, and two more wells came on in mid March, leaving March with average net production of 103 Bbls/D and 391MCF/D or a total of 168 BOEPD.  In May, a fourth well was placed on production.  Furthermore, we continued to acquire leases in the Giddings Field that we believe will result in a similar addition of proved undeveloped reserves subsequent to our last report date of November 1, 2007.

•                  The Delhi EOR-CO2 Project is Proceeding

Denbury Resources, the operator of the Delhi Field’s Holt Bryant Unit, recently announced a capital expenditure budget of $80 million for the completion of the CO2 supply pipeline to Delhi and related field activities for 2008. Denbury has also reported to us that a similar level of expenditures were incurred through December 2007, and have publicly reported that the supply line should be completed and flowing by the end of calendar 2008 or early 2009.  Although we don’t control the operations, we expect that oil production response will occur within months of first injection and that the field oil production rate will steadily increase beginning in 2009.  We have no capital expenditure requirements related to the ongoing CO2-EOR development at Delhi Field, although we retain our separate 7.4% overriding and mineral royalty interests and 25% reversionary interest after payout.

•                  We continue to advance our Unconventional Gas shale projects

We continue to add acreage in our two Woodford Shale projects in Oklahoma and now own approximately 15,800 gross and net acres there.  We believe that the balance of our targeted 25,000 net acres is either committed to us, is in negotiation or is otherwise obtainable at reasonable cost.

Liquidity and Capital Resources

At March 31, 2008, our working capital, predominately cash and cash equivalents, was approximately $18.2 million and we continued to be debt free.  This compares to working capital of approximately $27.3 million at June 30, 2007.  Of the $9.1 million decrease in working capital since June 2007, $13.2 million was used for capital expenditures on oil and natural gas leasehold and development costs and other property and equipment and $1.2 million was used in operations, offset by net proceeds from the sale of the Tullos Assets of approximately $4.4 million and increases of $0.8 million in net operating assets.

For the nine months ended March 31, 2008, approximately $1.2 million was used in operations.  This compares to approximately $11.8 million used in operations for the nine months ended March 31, 2007, which includes approximately $11.3 million used to extinguish income taxes payable.

Cash flows used in investing activities totaled approximately $6.7 million during the nine months ended March 31, 2008.  This compared to approximately $34.1 million provided by investing activities for the comparable nine months ended March 31, 2007.  During the nine months ended March 31, 2008 approximately $11.1 million of cash was used for investments to acquire and develop oil and natural gas property interests and other property and equipment, which does not include approximately $2.1 million net change in accounts payable from July 1, 2007, relating to expenditures on oil and natural gas properties.  The sale of the Tullos Assets partially offset our development and acquisition activities by providing net proceeds of approximately $4.4 million.  During the nine months ended March 31, 2007, we received $34.7 million from the qualified intermediary account representing unspent 1031 exchange funds from the Delhi Farmout, partially offset by approximately $0.7 million of cash used for investments to acquire and develop oil and natural gas property interests.

There were no significant cash flows from financing activities during the nine months ended March 31, 2008 and 2007.

We incurred approximately $13.1 million in capital expenditures for oil and natural gas leasehold and development costs during the nine months ended March 31, 2008.  We expect our capital expenditures for oil and natural gas leasehold and development costs to continue during the remainder of fiscal year 2008 related to continued leasing, the completion of our initial development drilling program in the Giddings Field and continued leasing in our gas shale projects in Oklahoma.  Based on our current plans, we expect capital expenditures to exceed $18 million during fiscal 2008, with $10.5 million dedicated to development drilling and the balance to leasehold acquisitions.  We believe our working capital is sufficient to fund this drilling program.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended
	March 31			%
	2008	2007	Variance	change

Production Volumes, net to the Company:

Oil and natural gas liquids (Bbl)	8,146	6,800	1,346	20%

Natural gas (Mcf)	12,287	—	12,287	—
Oil and natural gas (Barrels of oil equivalent (“BOE”))	10,194	6,800	3,394	50%

Sales Volumes, net to the Company:

Oil and natural gas liquids (Bbl)	7,521	7,164	357	5%

Natural gas (Mcf)	12,287	—	12,287	—
Oil and natural gas (BOE)	9,569	7,164	2,405	34%

Revenue data (a):

Oil and natural gas liquids	$644,903	$462,951	$181,952	39%

Natural gas	99,799	—	99,799	—
Total oil and natural gas revenues	$744,702	$462,951	$281,751	61%

Average prices (a):
Oil and natural gas liquids (per Bbl)	$85.75	$64.62	$21.13	33%
Natural gas (per Mcf)	8.12	—	8.12	—
Oil and natural gas (per BOE)	$77.82	$64.62	$13.20	20%

Expenses (per BOE)
Lease operating expenses and production taxes	$32.72	$57.74	$(25.02)	43%
Depletion expense on oil and natural gas properties	$13.55	$7.81	$5.74	73%

(a)          Includes the cash settlement of hedging contracts in the prior year

Net Loss. For the three months ended March 31, 2008, we reported a net loss of $535,985, or $0.02 loss per share (which included approximately $0.6 million of non-cash charges related to stock based compensation, depreciation, depletion, and amortization, and accretion on asset retirement liabilities), on total oil and natural gas revenues of $744,702, as compared to a net loss of $454,585, or $0.02 loss per share (which included approximately $0.4 million of non-cash charges related to stock based compensation, depreciation, depletion, and amortization, and accretion on asset retirement liabilities), on total oil and natural gas revenues of $462,951 for the three months ended March 31, 2007.  The increase to our net loss is primarily attributable to increases in general and administrative expenses of $332,372, primarily related to increased staff costs necessary to initiate our drilling program and higher administrative costs, a decrease in interest income earned of $322,442, offset by an income tax benefit of $279,975 in the quarter ended March 31, 2008 as compared to no income tax benefit in the quarter ended March 31, 2007.  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes  Oil and natural gas sales volumes, net to our interest, for the three months ended March 31, 2008 increased 34% to 9,569 BOE, compared to 7,164 BOE for the three months ended March 31, 2007.  The increase in oil and natural gas sales volumes is due primarily to new production of oil and natural gas in our Giddings Field as compared to the three month period ended March 31, 2007.  Of the 9,569 BOE sold during the three months ended March 31, 2008, the Tullos Field Area, which was sold on March 3, 2008, accounted for approximately 4,340 BOE or approximately 45% of total sales volumes.  For the three months ended March 31, 2007, the Tullos Field Area accounted for 6,975 BOE or approximately 97% of total sales volumes.

Production.  Oil production will vary from oil sales volumes by changes in crude oil inventories, which are not carried on our balance sheet.  Oil and natural gas production for the three months ended March 31, 2008 increased 50% to 10,194 BOE, compared to 6,800 BOE for the three months ended March 31, 2007.  The increase is primarily due to oil and natural gas production from our Giddings Field.  Production from the Tullos Field Area, which was sold on March 3, 2008, accounted for approximately 48% of production for the three months ended March 31, 2008 compared to approximately 97% for the three months ended March 31, 2007.  Production from wells drilled and completed in our Giddings Field during the three months ended March 31, 2008 was constrained due to flow back of drill water lost to the formations during drilling.

Oil and Natural Gas Revenues.  Revenues presented in the table above and discussed herein represent revenue from sales of our oil, natural gas liquids (“NGLs”) and natural gas production volumes, net to our interest.  Production sold under fixed price delivery contracts, which have been designated for the normal purchase and sale exemption under SFAS 133, are also included in these amounts.  Realized prices may differ from market prices in effect during the periods, depending on when the fixed delivery contract was executed.

Oil and natural gas revenues increased 61% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, as a result of a 20% increase in the price of a BOE, from $64.62 per BOE to $77.82 per BOE, and a 34% increase in sales volumes as described above.  The average sales price increase includes the effect of current quarter sales being 87% oil and NGLs, as compared to 100% oil in the prior quarter.  Oil and natural gas revenues from our Tullos Field Area was approximately $392,854, or approximately 53% of total revenues for the three months ended March 31, 2008, compared to $453,235, or approximately 98% of total revenues for the three months ended March 31, 2007.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses for the three months ended March 31, 2008 decreased approximately 24% from the three months ended March 31, 2007. The overall decrease in lease operating expenses in 2008 is primarily attributable to lower field expenses in our Giddings Field as compared to the Tullos Field Area and inclusion of only two months of field expenses from the Tullos Field Area.  On a BOE basis, lease operating expenses decreased by 43% over the comparable 2007 quarter, primarily due to an increase in sales volumes and lower field costs in the Giddings Field compared to the Tullos Area.

General and Administrative Expenses (“G&A”).  G&A expenses increased 36% to approximately $1.3 million for the three months ended March 31, 2008, compared to approximately $0.9 million for the three months ended March 31, 2007.  Higher overall compensation expenses for estimated accrued bonuses (whereas we did not accrue for bonuses in the prior comparable period) and new hires accounted for the majority of the increase.  New hires are associated with building up our infrastructure to execute the planned drilling program. Non-cash stock compensation expense was $493,872 and $376,008 for the three months ended March 31, 2008 and 2007, respectively.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A expense increased $82,514 to $139,086 for the three months ended March 31, 2008 from $56,572 for the same period in 2007.  The increase is primarily due to a higher depletion rate ($14 vs. $8) per barrel.  The increase in depletion is due to the higher cost of Proved Undeveloped reserves at our Giddings Field added to our lower cost Proved Developed Producing reserves from our Tullos Field Area, which we sold in March 2008.

Interest Income.  Interest income for the three months ended March 31, 2008 decreased $322,442 to $165,014, compared to $487,456 for the three months ended March 31, 2007.  The decrease in interest income is due to lower available cash balances averaging approximately $20.7 million during most of the current quarter, as compared to cash balances averaging approximately $36.2 million in the comparable prior year quarter, combined with a lower interest rate environment during the three months ended March 31, 2008.  The lower cash balance is mostly due to cash used to relieve income taxes payable arising from the $50 million we received from the Delhi Farmout and for additions to our oil and natural gas properties.

Nine months ended March 31, 2008 compared to nine months ended March 31, 2007

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Nine Months Ended
	March 31			%
	2008	2007	Variance	change

Production Volumes, net to the Company

Oil and natural gas liquids (Bbl)	22,375	21,231	1,144	5%

Natural gas (Mcf)	15,904	—	15,904	—
Oil and natural gas (BOE)	25,026	21,231	3,795	18%

Sales Volumes, net to the Company:

Oil and natural gas liquids (Bbl)	21,868	20,939	929	4%

Natural gas (Mcf)	15,904	—	15,904	—
Oil and natural gas (BOE)	24,519	20,939	3,580	17%

Revenue data (a):

Oil and natural gas liquids	$1,776,347	$1,358,419	$417,928	31%

Natural gas	123,277	—	123,277	—
Total oil and natural gas revenues	$1,899,624	$1,358,419	$541,205	40%

Average prices (a):
Oil and natural gas liquids (per Bbl)	$81.23	$64.88	$16.35	25%
Natural gas (per Mcf)	7.75	—	—	—
Oil and Natural Gas (per BOE)	$77.48	$64.88	$12.60	19%

Expenses (per BOE)
Lease operating expenses and production taxes (b)	$40.07	$52.35	$(12.28)	23%
Depletion expense on oil and natural gas properties	$13.34	$7.73	$5.61	73%

(a)          Includes the cash settlement of hedging contracts in the prior year

(b)         Excludes non-recurring oil spill expenses in the current period of $35,417

Net Loss. For the nine months ended March 31, 2008, we reported a net loss of $1,948,223, or $0.07 loss per share (which, included approximately $1.7 million of non-cash charges related to stock based compensation, depreciation, depletion, and amortization, and accretion on asset retirement obligations), on total oil and natural gas revenues of $1,899,624, as compared to a net loss of $1,336,279, or $0.05 loss per share (which, included approximately $1.4 million of non-cash charges related to stock based compensation, depreciation, depletion, and amortization, and accretion on asset retirement obligations), on total oil and natural gas revenues of $1,358,419 for the nine months ended March 31, 2007.  The increase in our net loss is primarily attributable to increases to General and Administrative expenses of $1,128,662 as described below and a decrease in interest income earned of $748,735, offset by an income tax benefit of $848,961 in the nine months ended March 31, 2008 as compared to no income tax benefit in the nine months ended March 31, 2007.  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes.  Oil and natural gas sales volumes, net to our interest, for the nine months ended March 31, 2008 increased 17% to 24,519 BOE, compared to 20,939 BOE for the nine months ended March 31, 2007.  The increase in oil and natural gas sales volumes is due primarily to production of oil and natural gas in Texas as compared to none for the three month period ended March 31, 2007.  Of the 24,519 BOE sold during the nine months ended March 31, 2008, the Tullos Field Area, which was sold on March 3, 2008, accounted for approximately 17,995 BOE or approximately 73% of total sales volumes.  For the nine months ended March 31, 2007, the Tullos Field Area accounted for 20,290 BOE or approximately 97% of total sales volumes.

Production.  Oil production will vary from oil sales volumes by changes in crude oil inventories, which are not carried on our balance sheet.  Oil and natural gas production for the nine months ended March 31, 2008 increased 18% to 25,026 BOE, compared to 21,231 BOE for the nine months ended March 31, 2007.  The increase is primarily due to oil and natural gas production from our Giddings Field.  Production from the Tullos Field Area, which was sold on March 3, 2008, accounted for approximately 73% of production for the nine months ended March 31, 2008 compared to approximately 98% for the nine months ended March 31, 2007.  Production from wells drilled and completed in our Giddings Field during the three months ended March 31, 2008 was constrained due to flow back of drill water lost to the formations during drilling.

Oil and Natural Gas Revenues.  Revenues presented in the table above and discussed herein represent revenue from sales of our oil and natural gas production volumes, net to our interest.  Production sold under fixed price delivery contracts, which have been designated for the normal purchase and sale exemption under SFAS 133, are also included in these amounts.  Realized prices may differ from market prices in effect during the periods, depending on when the fixed delivery contract was executed.

Oil and natural gas revenues increased 40% for the nine months ended March 31, 2008, compared to the same period in 2007, as a result of a 19% increase in the price of a BOE, from $65 per BOE to $77 per BOE, and a 17% increase in sales volumes as described above.  Oil and natural gas revenues from our Tullos Field Area was approximately $1,477,355, or approximately 78% of total revenues, for the nine months ended March 31, 2008, compared to $1,330,226, or approximately 98% of total revenues, for the nine months ended March 31, 2007.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses for the nine months ended March 31, 2008 decreased approximately 6% from the comparable 2007 period. The overall decrease in lease operating expenses in 2008 is primarily attributable to lower field expenses in our Giddings Field as compared to the Tullos Field Area and the inclusion of only eight months of field expense due to the sale of the Tullos Assets in early March 2008.  On a BOE basis, lease operating expenses decreased by 23% over the comparable 2007 period.

General and Administrative Expenses (G&A).  G&A expenses increased 38% to approximately $4.1million for the nine months ended March 31, 2008, compared to approximately $2.9 million for the nine months ended March 31, 2007.  Higher overall compensation expenses for estimated accrued bonuses (whereas we did not accrue for bonuses in the prior comparable period) and new hires accounted for the majority of the increase.  New hires are associated with building up our infrastructure to execute the planned drilling program. Non-cash stock compensation expense was $1,311,443 and $1,237,485 for the nine months ended March 31, 2008 and 2007, respectively.

Depreciation, Depletion & Amortization Expense (DD&A).  DD&A expense increased $207,852 to $372,645 for the nine months ended March 31, 2008 from $164,793 for the same period in 2007.  The increase is primarily due to a higher depletion rate ($13 vs. $8) per barrel.  The increase in depletion is due to the higher cost of PUDs at our Giddings Field that we added to our lower cost PDP’s from our Tullos Field Area, which we sold in March 2008.

Interest Income.  Interest income for the nine months ended March 31, 2008 decreased $748,735 to $772,835, compared to $1,521,570 for the nine months ended March 31, 2007.  The decrease in interest income is due to lower available cash balances averaging approximately $23.8 million during the nine months ended March 31, 2008, as compared to cash balances averaging approximately $38.4 million during the nine months ended March 31, 2007, combined with a lower interest rate environment during the nine months ended March 31, 2008.  The lower cash balance is mostly due to cash used to relieve income taxes payable arising from the $50 million we received from the Delhi Farmout and for additions to our oil and natural gas properties.

Off Balance Sheet Arrangements

Hedging Activities

As of February 28, 2007, all of our commodity hedging and price risk management activities had expired and were not renewed.

Contractual Obligations

Information about contractual obligations at March 31, 2008 did not change materially from the disclosures in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital, as, if and when needed. Lower prices may also reduce the amount of oil and natural gas that we can economically produce. We may periodically use derivative instruments to hedge our commodity price risk. We may hedge a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our exposure to price fluctuations. We may use futures contracts, swaps and fixed price physical contracts to hedge our commodity prices. Realized gains and losses from our price risk management activities are recognized in oil and natural gas sales when the associated production occurs. We do not hold or issue derivative instruments for speculative purposes.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In November 2005, a multi-plaintiff lawsuit was filed in the Fifth Judicial District Court, Richland Parish, Louisiana, against 18 defendants including NGS Sub Corp. and Arkla Petroleum LLC, the Company’s wholly owned subsidiaries (the “Subsidiaries”), as working interest owners/operators of various oil and natural gas leases in the Delhi Field.  Plaintiffs claim that the defendants’ oil and natural gas exploration, development and production activities on their properties have caused soil and ground water contamination as a result of the release of hydrocarbons and drilling fluids. Plaintiffs seek damages for testing, clean-up and remediation of the properties as well as diminution in their value and mental anguish to the individual plaintiffs, unjust enrichment and punitive damages for alleged concealment of ongoing activities.  Certain exceptions filed by the defendants are still under consideration by the court.  Discovery has begun and the allegations of plaintiffs’ suit are so vague that the specifics of their claims cannot be determined yet with certainty.  Accordingly, the court has ordered the plaintiffs to file their claims with specificity.  Trial is set before a jury in Richland Parish for July of 2009.  Management intends to contest plaintiffs’ claims vigorously.  The plaintiffs have not produced any evidence of specific damage to their lands by defendants’ oil and natural gas operations.  While the Delhi Field has been in production for over fifty years, we believe that no contamination of significance occurred during our period of ownership.  We believe that our liability exposure results largely through any potential contractual indemnity of prior working interest owners.  During the quarter ended June 2006, new legislation was passed and signed in Louisiana addressing complaints similar to and including those filed against Delhi operators and working interest owners.  Although the intention of the legislation was to position the Louisiana Department of Environmental Quality and Natural Resources to determine the existence and extent of any environmental damages, the source of liability and necessary remediation plan and cost, and to ensure that any compensatory payments be used to remediate damages, it is unclear at this time whether such legislation will be applied.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-KSB for the year ended June 30, 2007 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-KSB for the year ended June 30, 2007, except for the following related to the sale of our Tullos Assets.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-KSB for the year ended June 30, 2007.

If we are not successful in replacing the production and revenues lost from the sale of our Tullos Assets, we will suffer a material adverse effect.

Effective March 3, 2008, we sold 100% of our working interest in our Tullos Field Area for approximately $4.6 million.  Our Tullos Assets yielded approximately 80 net barrels of oil per day,  representing substantially all of our production and revenues at the time of the closing of the sale on March 3, 2008.  Although we have since redeployed our assets to new operations, namely in the Giddings Field in Central Texas and have had some initial success in such operations, our continued success is dependent upon replacing the production lost when we sold our Tullos Assets, in a field which we have not had significant operating history.    If we are unable to replace the lost production and revenues by success in the Giddings Field and other operations, our financial results will be materially and adversely affected.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 12, 2008, we entered into a consulting agreement with the Liviakis Financial Communications, which expires December 31, 2008, to provide investor relations services for the Company. In exchange for these services, the Company issued 50,000 shares of common stock to Liviakis Financial Communications, which is subject to monthly vesting, over the term of the agreement.  The Company relied on an exemption from registration under Section 4 (2) of the Securities Act of 1933, as amended.  Liviakis Financial Communications is an accredited investor as defined in Regulation D, Rule 501(a) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

A.           Exhibits

10.1	Asset Purchase and Sale Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION PETROLEUM CORPORATION

(Registrant)

Date: May 14, 2008	By:	/s/ STERLING H. MCDONALD
Sterling H. McDonald
Vice-President and Chief Financial Officer
Principal Financial and Accounting
Officer