Form 10-Q
period 2008-09-30
EVOLUTION PETROLEUM CORP
filed 2008-11-14
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒  No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes: ☐  No: ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 14, 2008, was 26,917,234.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Balance Sheets

	September 30,	June 30,
	2008	2008
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,519,049	$11,272,280
Receivables
Oil and natural gas sales	898,743	2,066,300
Income tax	170,730	478,599
Other	129,037	86,966
Income taxes recoverable	3,625,987	3,625,987
Prepaid expenses and other current assets	509,588	270,938
Total current assets	14,853,134	17,801,070

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties – full cost method of accounting	23,958,349	22,047,233
Other property and equipment	176,712	161,027
Total property and equipment	24,135,061	22,208,260

Other assets, net	354,959	356,518

Total assets	$39,343,154	$40,365,848

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,251,951	$2,892,459
Accrued expenses	301,041	805,262
Royalties payable	337,470	473,327
Total current liabilities	1,890,462	4,171,048

Long term liabilities
Deferred income taxes	3,204,765	2,901,929
Asset retirement obligations	328,544	215,056
Deferred rent	75,025	74,081

Total liabilities	5,498,796	7,362,114

Commitments and contingencies (Note 11)

Stockholders’ equity
Common Stock; par value $0.001; 100,000,000 shares authorized; 26,917,234 and 26,870,439 issued and outstanding as of September 30, 2008 and June 30, 2008, respectively.	26,917	26,870
Additional paid-in capital	14,880,981	14,188,841
Retained earnings	18,936,460	18,788,023

Total stockholders’ equity	33,844,358	33,003,734

Total liabilities and stockholders’ equity	$39,343,154	$40,365,848

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30
	2008	2007
Revenues
Crude oil	$1,579,070	$502,273
Natural gas liquids	755,445	—
Natural gas	580,471	—
Total revenues	2,914,986	502,273

Operating Costs
Lease operating expense	335,904	310,310
Production taxes	85,996	17,556
Depreciation, depletion and amortization	644,882	110,443
Accretion of asset retirement obligation	5,737	4,695
General and administrative *	1,464,840	1,328,318
Total operating costs	2,537,359	1,771,322

Income (loss) from operations	377,627	(1,269,049)

Other income (expense)
Interest income	75,305	341,081
Other	(1,659)	—

Net income (loss) before provision (benefit) for income taxes	451,273	(927,968)

Income tax provision (benefit)	302,836	(286,587)

Net income (loss)	$148,437	$(641,381)

Earnings (loss) per common share
Basic	$0.01	$(0.02)
Diluted	$0.01	$(0.02)

Weighted average number of common shares
Basic	26,845,670	26,776,234
Diluted	29,227,071	26,776,234

*General and administrative expenses for three months ended September 30, 2008 and 2007 included non-cash stock-based compensation of $523,725 and $376,007, respectively.

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Cash Flow

(Unaudited)

	Three Months Ended September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$148,437	$(641,381)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	644,882	110,443
Stock-based compensation	523,725	376,007
Accretion of asset retirement obligations	5,737	4,695
Deferred income taxes	302,836	—
Deferred rent	944	23,959
Changes in operating assets and liabilities:
Receivables	1,433,355	(654,061)
Prepaid expenses and other current assets	(238,650)	98,695
Accounts payable and accrued expenses	(466,478)	121,992
Royalties payable	(135,857)	120
Income tax payable	—	(286,587)
Net cash provided by (used in) operating activities	2,218,931	(846,118)

Cash flows from investing activities
Development of oil and natural gas properties	(2,836,572)	(223,492)
Acquisitions of oil and natural gas properties	(1,111,640)	(1,406,637)
Capital expenditures for other equipment	(25,509)	(21,224)
Other assets	1,559	51,801
Net cash used in investing activities	(3,972,162)	(1,599,552)

Cash flows from financing activities
Proceeds from issuance of common stock	—	—
Net cash provided by financing activities	—	—

Net decrease in cash and cash equivalents	(1,753,231)	(2,445,670)

Cash and cash equivalents, beginning of period	11,272,280	27,746,942

Cash and cash equivalents, end of period	$9,519,049	$25,301,272

Supplemental disclosure of cash flow information:
Income taxes paid	$15,000	$—
Income tax refunds received	$322,869	$—
Non-cash transactions:
Increase (decrease) in accounts payable used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties.	$(1,509,789)	$432,514
Oil and natural gas properties incurred through recognition of asset retirement obligations.	$107,751	$—
Common stock issued in lieu of a portion of 2008 cash bonus accrued at June 30, 2008	$168,462	$—

See accompanying notes to consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Basis of Preparation

Nature of Operations.  Evolution Petroleum Corporation (“EPM”) and its subsidiaries (the “Company”, “we”, “our” or “us”), is an independent petroleum company headquartered in Houston, Texas and incorporated under the laws of the State of Nevada.  We are engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas.  We acquire properties with known oil and natural gas resources and exploit them through the application of conventional and specialized technology to increase production, ultimate recoveries, or both.

Interim Financial Statements.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included.  The interim financial information and notes hereto should be read in conjunction with the Company’s 2008 Annual Report on Form 10-K for the year ended June 30, 2008, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates include reserve quantities and estimated future cash flows associated with proved reserves, which significantly impact depletion expense and potential impairments of oil and natural gas properties, income taxes and the valuation of deferred tax assets, stock-based compensation and commitments and contingencies.  We analyze our estimates based on historical experience and various other assumptions that we believe to be reasonable. While we believe that our estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

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

Note 3 – Sale of Oil and Natural Gas Properties

On March 3, 2008, NGS Sub Corp., a Delaware corporation wholly owned by EPM (“NGS Sub”), pursuant to an Asset Purchase and Sale Agreement (the “Asset Sale Agreement”) dated February 15, 2008, completed the sale of its 100% working interest and approximately 79% average net revenue interest in producing and shut-in crude oil wells, water disposal wells, equipment and improvements located in the Tullos Urania, Colgrade and Crossroads Fields in LaSalle and Winn Parishes, Louisiana (the “Tullos Field Area”).  The following table presents the transaction and its affect on our financial statements.

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

The following unaudited pro forma consolidated financial information is presented for illustrative purposes only and presents the pro forma operating results for the Company for the three months ended September 30, 2007 as though the disposition of our properties in the Tullos Field Area occurred at July 1, 2007. The unaudited pro forma consolidated financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated at the beginning of the period presented, nor is the information intended to be indicative of future operating results.

The unaudited pro forma consolidated financial information for the three months ended September 30, 2007 is as follows:

	Three Months Ended
	September 30, 2007
	As Reported	Pro Forma
Oil and natural gas revenues	$502,273	$10,306
Loss from operations	$(1,269,049)	$(1,318,938)
Net loss	$(641,381)	$(675,863)
Loss per common share – basic and diluted	$(0.02)	$(0.03)

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Property and Equipment

As of September 30, 2008 and June 30, 2008 our oil and natural gas properties and other property and equipment consisted of the following:

	September 30, 2008	June 30, 2008
Oil and natural gas properties
Property costs subject to amortization	$16,539,004	$15,105,766
Less: Accumulated depreciation, depletion, and amortization	(1,267,098)	(632,040)
Unproved properties not subject to amortization	8,686,443	7,573,507
Oil and natural gas properties, net	$23,958,349	$22,047,233

Other property and equipment
Furniture, fixtures and equipment, at cost	257,350	231,841
Less: Accumulated depreciation	(80,638)	(70,814)
Other property and equipment, net	$176,712	$161,027

Note 5 – Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the three months ended September 30, 2008:

Asset retirement obligations - July 1, 2008	$215,056
Liabilities incurred	22,480
Accretion expense	5,737
Revisions to previous estimates	85,271
Asset retirement obligations — September 30, 2008	$328,544

Note 6 – Stockholders’ Equity

On August 19, 2008, the Board of Directors authorized the issuance of 46,795 shares of common stock to certain employees who requested to receive the shares in lieu of a portion of their fiscal 2008 cash bonus.  The value of the shares issued was $168,462, based on the fair market value on the date of issuance.

Note 7 – Stock-Based Incentive Plan

We have granted option awards to purchase common stock (the “Stock Options”) and restricted common stock awards (“Restricted Stock”) to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  A total of 600,000 awards to purchase an equal number of shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 5,500,000 shares of common stock.  There are no shares available for grant under the 2003 Stock Plan and, as of September 30, 2008, 687,974 shares remain available for grant under the 2004 Stock Plan.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Stock-Based Incentive Plan (Continued)

We have also granted common stock warrants, as authorized by the Board of Directors, to employees in lieu of cash bonuses or as incentive awards to reward previous service or provide incentives to individuals to acquire a proprietary interest in the Company’s success and to remain in the service of the Company (the “Incentive Warrants”).  These Incentive Warrants have similar characteristics of the Stock Options.  A total of 1,037,500 Incentive Warrants have been issued, through September 30, 2008, with Board of Directors approval, outside of the EPM Stock Plans.

Stock Options and Incentive Warrants

Stock-based compensation expense related to Stock Options and Incentive Warrants for the three months ended September 30, 2008 and 2007 was $445,993 and $301,097, respectively.

During the three months ended September 30, 2008, we granted Stock Options to purchase 591,090 shares of common stock under the 2004 Stock Plan with a weighted average exercise price of $4.27.  During the three months ended September 30, 2007, we granted Stock Options to purchase 1,135,000 shares of common stock under the 2004 Stock Plan with a weighted average exercise price of $2.21.  The exercise price was determined based on the market price of the Company’s common stock on the date of grant.  The Stock Options granted during the three months ended September 30, 2008 and 2007 generally vest quarterly, on a straight line basis, over a period of four years.  The Stock Options granted during the three months ended September 30, 2008 and 2007 have a contractual life of seven and ten years, respectively.  The weighted average assumptions used to calculate the fair value of these Stock Options and the weighted average fair value of each Stock Option granted is as follows:

	Three Months Ended
	September 30,
	2008	2007
Expected volatility	87.1%	93.6%
Expected dividends	—	—
Expected term (in years)	4.6	6.1
Risk-free rate	3.10%	4.14%
Fair value per Stock Option	$2.62	$1.74

We estimated the fair value of Stock Options and Incentive Warrants issued to employees and directors under SFAS No. 123R at the date of grant using a Black-Scholes-Merton valuation model.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected term (estimated period of time outstanding) of Stock Options and Incentive Warrants is based on the “simplified” method of estimated expected term for “plain vanilla” options allowed by the SEC Staff Accounting Bulletin (“SAB”) No. 107 and SAB No. 110, and varied based on the vesting period and contractual term of the Stock Options or Incentive Warrants.   Expected volatility is based on the historical volatility of the Company’s closing common stock price and that of an evaluation of a peer group of similar companies trading activity.  We have not declared any cash dividends on the Company’s common stock.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Stock-Based Incentive Plan (Continued)

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of September 30, 2008, and the changes during the three months then ended:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2008	5,483,500	$1.81

Granted	591,090	$4.27
Exercised	—	—
Canceled, forfeited, or expired	—	—

Stock Options and Incentive Warrants outstanding at September 30, 2008	6,074,590	$2.05	$7,076,875	7.2

Vested or expected to vest at September 30, 2008	6,074,590	$2.05	$7,076,875	7.2

Exercisable at September 30, 2008	3,709,125	$1.56	$5,565,181	6.8

(1) Based upon the difference between the market price of our common stock on the last trading date of the fiscal quarter ($3.05) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

There were no Stock Options or Incentive Warrants that were exercised during the three months ended September 30, 2008 and 2007.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Stock-Based Incentive Plan (Continued)

A summary of the status of our unvested Stock Options and Incentive Warrants as of September 30, 2008 and the changes during the three months ended September 30, 2008 and 2007, is presented below:

	Number of Stock Options and Incentive Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2007	1,573,125	$1.50

Granted	1,135,000	$1.73

Vested	(170,625)	$1.39

Canceled, forfeited, or expired	—	—

Unvested at September 30, 2007	2,537,500	$1.61

Unvested at July 1, 2008	2,003,437	$1.83

Granted	591,090	$2.62

Vested	(229,062)	$1.70

Canceled, forfeited, or expired	—	—

Unvested at September 30, 2008	2,365,465	$2.04

The total unrecognized compensation cost at September 30, 2008, relating to non-vested share-based compensation arrangements granted under the EPM Stock Plans and Incentive Warrants was $4,651,821.  Such unrecognized expense is expected to be recognized over a weighted average period of 3.0 years.

Restricted Stock

For the three months ended September 30, 2008 and 2007, there were no grants of restricted stock.  All issuances of common stock are subject to vesting terms per individual Restricted Stock agreements.

During the three months ended September 30, 2008 and 2007, we recognized compensation expense of $77,732 and $74,910, respectively, related to Restricted Stock grants.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Stock-Based Incentive Plan (Continued)

The following table sets forth the restricted stock transactions for the three months ended September 30, 2008 and 2007:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2007	59,449	$2.78

Granted	—	—

Vested	(21,808)	$2.81

Forfeited	—	—

Unvested at September 30, 2007	37,641	2.77

Unvested at July 1, 2008	50,898	$4.11

Granted	—	—

Vested	(12,501)	4.06

Forfeited	—	—

Unvested at September 30, 2008	38,397	4.13

At September 30, 2008, unrecognized stock compensation expense related to Restricted Stock grants totaled $77,731.  Such unrecognized expense will be recognized over a weighted average period of 0.23 years.

Note 8 – Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits as of the date of adoption of FIN 48 and through September 30, 2008.

Our effective tax rate was a provision of 67% and a benefit of 31% for the three months ended September 30, 2008 and 2007, respectively.  The primary reconciling item of our income tax provision (benefit) at the statutory federal rate to our actual income tax provision (benefit) is the expense of stock-based compensation related to our qualified incentive stock option awards (“ISO Awards”).  We expensed $396,394 and $213,551 for the three months ended September 30, 2008 and 2007, respectively, related to ISO Awards.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions

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

During the three months ended September 30, 2008 and 2007, we expensed and paid CMCP $15,000 through monthly retainers of $5,000.  There were no other earned fees by CMCP during the three months ended September 30, 2008 and 2007.

Note 10 – Earnings (loss) Per Share (“EPS”)

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30
	2008	2007
Numerator used in basic and diluted EPS
Net income (loss)	$148,437	$(641,381)

Denominator
Weighted average number of common shares used in basic EPS	26,845,670	26,776,234

Effect of dilutive securities:
Common stock warrants issued in connection with equity and financing Transactions	269,699	—
Stock Options and Incentive Warrants	2,092,263	—
Non-vested Restricted Stock	19,439	—
Total weighted average dilutive securities	2,381,401	—

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	29,227,071	26,776,234

Basic EPS	$0.01	$(0.02)
Diluted EPS	$0.01	$(0.02)

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Earnings (loss) Per Share (“EPS”) (Continued)

Total potentially dilutive securities outstanding as of September 30, 2008 are as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2008

Common stock warrants issued in connection with equity and financing Transactions	$1.40	401,058
Stock Options and Incentive Warrants	$2.05	6,074,590
Non-vested Restricted Stock	N/A	38,397
		6,514,045

Note 11 – Commitments and Contingencies

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

On May 5, 2008, we received a letter from the EPA proposing a $5,500 fine related to the oil spill.  In August we paid the fine under a settlement with the EPA where we agreed to pay the $5,500 fine with no admission of liability.  We have also received a bill from the United States Coast Guard of approximately $70,000 for expense reimbursement.  We believe this claim is not supported by independent investigation.  As of the date of this filing, we have requested further verification from the United States Coast Guard to support their claim.

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

In July 2008, a multi-plaintiff lawsuit was filed in the twenty-eighth Judicial District Court, Lasalle Parish, Louisiana, against 15 defendants, including Four Star Development Corporation, a former indirect wholly owned subsidiary of the Company, which was sold on March 3, 2008, as part of our sale of the Tullos Field Area.  Plaintiffs claim that the defendants’ oil and natural gas exploration, development and production activities on their properties have caused soil and ground water contamination as a result of the release of hydrocarbons and drilling fluids. Plaintiffs seek damages for testing, clean-up and remediation of the properties as well as diminution in their value and mental anguish and emotional distress to the individual plaintiffs, unjust enrichment and punitive damages for alleged concealment of ongoing activities.  At this time, we are not a party to the litigation and are unable to determine the exposure, if any, to the Company.

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

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 – Commitments and Contingencies (Continued)

Defendants have answered Plaintiffs’ suit denying all claims. Trial is set before a jury in Richland Parish for July 13, 2009.  We intend to vigorously contest all of Plaintiffs’ claims.  The case is currently in discovery, and, at this time, we are unable to predict the outcome of the litigation.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of September 30, 2008 under this operating lease are as follows:

Year ended September 30,
2009	$138,089
2010	138,089
2011	141,576
2012	159,011
2013	159,011
Thereafter	450,531
Total	$1,186,307

Rent expense for the three months ended September 30, 2008 and 2007 was $35,466.

Employment Contracts.  We have entered into employment agreements with the Company’s three senior executives.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.   The total contingent obligation under the employment contracts as of September 30, 2008 is approximately $499,000.

Note 12 – Subsequent Events

On October 30, 2008, we repurchased 788,200 shares of common stock at an average price of $1.10 per share, plus approximately $15,000 of transaction costs, from an unaffiliated accredited investor.  At this time, the company has no plan to repurchase any more common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q and the information referenced herein contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described in our 2008 Annual Report on Form 10-K for the year ended June 30, 2008 as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

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

Our most significant asset is within our EOR Initiative in the 13,636 acre Delhi Field, located in northeast Louisiana.  Our non-operated interests consist of 7.4% in overriding and mineral royalty interests and a 25% after pay-out reversionary working interest in the Delhi Field Holt Bryant Unit, along with a 25% working interest in certain other depths in the Delhi Field resulting from the Farmout we completed on June 12, 2006 with Denbury Onshore LLC, a subsidiary of Denbury Resources Inc. (“Denbury”) (the “Delhi Farmout”).  The Holt Bryant Unit is currently being redeveloped by the operator, Denbury, using CO2 enhanced oil recovery technology and a dedicated portion of Denbury’s proved CO2 reserves in the Jackson Dome, approximately 100 miles east of Delhi. Injection of CO2 is expected to begin during the first half of calendar 2009, followed by projected increases in oil production on or about late calendar 2009.

Since our closing of the Delhi Farmout, we have focused on developing projects in our other initiatives, particularly through conventional redevelopment of bypassed resources in the Giddings Field using horizontal drilling methods, and the leasing of unconventional gas shale projects in the Woodford Shale Trend in Oklahoma.  Conceptually, our plan going forward can be illustrated as follows:

As indicated by the above chart, (volumes are representative and not to scale), we are funding our current development projects in the Giddings Field and leasing and development in our gas shale projects with our working capital resources.  We expect that net cash flows from our properties in the Giddings Field, our current cash resources and cash flows from the Delhi Project will be used to fund our gas shale projects and other new projects.

Highlights for our First Quarter 2009

•                  The redeployment of our proceeds from the sale of our properties in the Tullos Field Area into the Giddings Field continues to generate positive results

We reported positive earnings from operations for the three months ended September 30, 2008.  During the three months ended September 30, 2008, operating income was $377,627 and net income before income taxes was $451,273.  This compares to an operating loss of $1,269,049 and a net loss before income taxes of $927,968 for the three months ended September 30, 2007.  (Non-cash stock based compensation of $523,725 and $376,008, for the three months ended September 30, 2008 and 2007, respectively, are included in these results.)

Sales volumes increased 385% during our first quarter in fiscal year 2009 vs. our first quarter in fiscal year 2008.  Our increase in sales volumes for the quarter were solely attributable to our production in the Giddings Field.  Our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for approximately 98% of total sales volumes for the three months ended September 30, 2007.

We lowered per barrel lifting costs by 73% during our most recent quarter vs. the prior year quarter, while depletion increased approximately $6 per BOE. Lifting costs (lease operating and severance tax, on a combined per unit of sales basis) were $12.22 per BOE during the quarter ended September 30, 2008, which included only production from our properties in the Giddings Field.  During the quarter ended September 30, 2007, where primarily all our production was from our properties in the Tullos Field Area, lifting costs averaged $44.55 per Bbl of crude oil.  Due to additions of higher valued, higher cost reserves at the Giddings field during the period, our depletion rate rose from $13.11 to $18.63 per BOE.

•                  We remained financially strong

We ended the quarter with $12.9 million of working capital, little changed from $13.6 million at June 30, 2008.  At September 30, 2008, our working capital consisted of $14.3 million of cash and near cash, consisting of $9.5 million of cash and cash equivalents, $3.6 million of recoverable income taxes and $1.2 million in receivables from oil and natural gas sales, income taxes and other.  The $3.6 million of recoverable income taxes is due to our estimated income tax refund from the carry-back of our fiscal 2008 taxable loss to our tax years ended June 30, 2006 and 2007.  Our 2008 tax loss was significant due to the deduction of Intangible Drilling Costs incurred in fiscal 2008.  We expect to file our 2008 Corporation Income Tax Return as well as the application for refund in mid November.

We protected our short-term investments during difficult credit market conditions.  We have continually avoided structurally enhanced investment securities, auction rate securities and other higher risk credit instruments.  Instead, we relied upon lower yielding U.S. Government Agency money market funds until July 2008, when we shifted all of our cash equivalents into short-term U.S. Treasury money market funds.

We are still debt free, and expect to remain so during fiscal 2009.

Looking Forward in 2009

•                  We reduced our fiscal 2009 capital expenditures budget.

We expect to fund our fiscal 2009 capital expenditures budget entirely from our working capital and operating cash flow.  Due in part to uncertainties caused by the recent turmoil in the financial markets and the decline in the price of oil and natural gas, we reduced our fiscal 2009 capital expenditure budget by approximately 50% to less than $10 million (the “Revised 2009 Plan”), as discussed in the “Liquidity and Capital Resources” section that follows.  We believe preserving our resources could allow us to take advantage of opportunities that may arise from the continued disruptions in the financial markets.

•                  We are more focused on extending our trend of increasing underlying per share value.

Our Revised 2009 Plan, although smaller to maintain our liquidity, is now more focused on adding proved reserves instead of converting proved reserves to production.  We are placing more emphasis on proved reserve additions and increasing value per share, and less emphasis this fiscal year on converting drilling locations to producing wells.  Our capital expenditures are now focused more on lease acquisitions and initial pilot drilling of expected proved reserves in our new Texas project and the drilling of relatively inexpensive wells in our properties in the Woodford Shale Trend in Oklahoma, in the expectation of establishing proved reserves, as described in the “Liquidity and Capital Resources” section that follows.

We recently repurchased 788,200 shares of our common shares at an average price of $1.10 per share, plus transaction costs, from an unaffiliated accredited investor.  We believe the acquisition of our shares at these levels is highly accretive to existing shareholder value.  Although it’s not our current intention to repurchase more shares at this time, we will keep that option open.

We expect revenues to increase in our second quarter fiscal 2009 as compared to our second quarter fiscal 2008, but will decline sequentially compared to our first quarter fiscal 2009.

•      We expect revenues to increase in our second quarter fiscal 2009 as compared to our second quarter fiscal 2008, but will decline sequentially compared to our first quarter fiscal 2009.

Liquidity and Capital Resources

At September 30, 2008, our working capital, predominately cash and cash equivalents, was approximately $12.9 million and we continued to be debt free.  This compares to working capital of approximately $13.6 million at June 30, 2008.  Of the $0.7 million decrease in working capital since June 2008, cash of approximately $4.0 million was used for investing activities, primarily for development activities in the Giddings Field and leasehold acquisition costs in the Giddings Field and our Woodford Shale projects in Oklahoma, offset by cash of approximately $2.2 million provided by operations and an increase of approximately $1.1 million in net operating assets.

Cash flows provided by operating activities for the three months ended September 30, 2008 was approximately $2.2 million.  Cash flows provided by operations includes cash proceeds of approximately $3.9 million from oil and natural gas production primarily from our properties in the Giddings Field, net cash proceeds of approximately $0.4 million from interest income and income tax refunds, offset by approximately $2.1 million of cash payments for operating activities, including lease operating expenses, production taxes, and salaries and wages.  This compares to approximately $0.8 million of cash used in operations for the three months ended September 30, 2007, which includes approximately $0.6 million of cash proceeds from oil production primarily from our properties in the Tullos Field Area, which we sold on March 3, 2008, cash proceeds from interest income of approximately $0.3 million, offset by approximately $1.7 million of cash payments for operating activities, including lease operating expenses, production taxes, and salaries and wages.

Cash flows used in investing activities totaled approximately $4.0 million during the three months ended September 30, 2008.  This compared to approximately $1.6 million used in investing activities for the three months ended September 30, 2007.  During the current period approximately $3.9 million of cash was used for investments to acquire and develop oil and natural gas property interests, which includes net payments on accounts payable of approximately $1.5 million from June 30, 2008 relating to expenditures for oil and natural gas properties.

There were no cash flows from financing activities during the three months ended September 30, 2008 and 2007.

We incurred approximately $2.5 million in capital expenditures for oil and natural gas leasehold and development costs during the three months ended September 30, 2008, which includes approximately $0.1 million related to costs incurred due to the recognition of asset retirement obligations. Of the $2.5 million, $1.1 million was incurred for leasehold acquisitions and approximately $1.4 million was incurred for development activities.  For the three months ended September 30, 2007, we incurred approximately $2.1 million in capital expenditures for oil and natural gas leasehold and development costs, with the majority being used for leasehold acquisitions.

Due in part to uncertainties caused by the recent turmoil in the financial markets and the decline in the price of oil and natural gas, we have revised our capital expenditure budget for fiscal 2009 (the “Revised 2009 Plan”), reducing the overall program from $19 million to less than $10 million.  Our previous capital budget, as disclosed in our 2008 annual report on Form 10-K, was approximately $19 million of increased development activities and diminished incremental leasing in the Giddings Field and in our gas shale projects in Oklahoma, with approximately $16 million dedicated to development drilling and the balance to leasehold acquisitions.

Our long term strategy and primary focus continue to be on increasing share value through the identification and acquisition of resources and conversion of those resources into proved reserves through our expertise and technology.  Due to current market conditions, we have shifted the Revised 2009 Plan more towards higher value-added activities in (i) project identification and leasing of reserves that we believe will be categorized as proved undeveloped, (ii) drilling to move existing reserves into the proved category, and (iii) selective repurchase of common shares.

Since our wells in the Giddings Field tend to produce a large portion of their reserves relatively quickly, we believe that it is in our shareholders’ best interests to slow the development of our properties in the Giddings Field until expectations of higher commodity prices may be realized.  Our Revised 2009 Plan provides for drilling up to three re-entry wells in the Giddings Field, which is a reduction from the previous ten well re-entry plan, subject to future changes in commodity prices and market conditions.  The first Giddings Field re-entry well is expected to be drilled in November 2008.

Additionally, initial test drilling of up to five low-cost vertical wells is planned within our shallow Woodford Shale project in Oklahoma.  It is our intention to potentially quantify and convert that potential resource into proved and probable reserves, with possible further proved extensions from these wells if the SEC implements its proposed new rules on proved reserves in “continuous formations”.  Similarly, we expect to drill up to three low cost wells in our new Texas project, with the expectation of potentially establishing proved reserves of moderately heavy oil associated with water at shallow depths.

Due to our substantial working capital, no debt and no near term expiring leases, we believe we have the ability to adjust our capital expenditure budget to capture select opportunities that may arise for the benefit of our shareholders.  As an example, extreme stock market volatility provided us with an opportunity to repurchase our common shares at a favorable price that, we believe, increases shareholder value.  Thus, on October 30, 2008 we completed a block repurchase of 788,200 of our common shares from an unaffiliated institution at an average price of $1.10 per share, plus approximately $15,000 in transaction fees.  At this time, we have no current plan to conduct any additional repurchases of our common shares.

Results of Operations

Three months ended September 30, 2008 compared with the three months ended September 30, 2007

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended
	September 30			%
	2008	2007	Variance	change

Production Volumes, net to the Company:

Crude oil and natural gas liquids (Bbl)	12,709	7,360	5,349	73%

Natural gas liquids (“NGLs”) (Bbl)	11,063	—	11,063	—

Natural gas (Mcf)	61,146	—	61,146	—
Crude oil, NGLs and natural gas (BOE)	33,963	7,360	26,603	361%

Sales Volumes, net to the Company:

Crude oil (Bbl)	12,835	7,034	5,801	82%

NGLs (Bbl)	11,063	—	11,063	—

Natural gas (Mcf)	61,146	—	61,146	—
Crude oil, NGLs and natural gas (BOE)	34,089	7,034	27,055	385%

Revenue data:

Crude oil	$1,579,070	$502,273	$1,076,797	214%

NGLs	755,445	—	755,445	—

Natural gas	580,471	—	580,471	—
Total revenues	$2,914,986	$502,273	$2,412,713	480%

Average prices:
Crude oil (per Bbl)	$123.03	$71.41	$51.62	72%
NGLs (per Bbl)	68.29	—	—	—
Natural gas (per Mcf)	9.49	—	—	—
Crude oil, NGLs and natural gas (per BOE)	$85.51	$71.41	$14.10	20%

Expenses (per BOE)
Lease operating expenses and production taxes (a)	$12.22	$44.55	$(32.33)	(73)%
Depletion expense on oil and natural gas properties (b)	$18.63	$13.11	$5.52	42%

(a)          Excludes non-recurring expenses related to the oil spill in the Tullos Field Area of $5,500 and $14,532, for the three months ended September 30, 2008 and 2007, respectively.

(b)         Excludes depreciation of furniture and fixtures of $9,824 and $18,251, for the three months ended September 30, 2008 and 2007, respectively.

Net income (loss). For the three months ended September 30, 2008, we reported net income of $148,437, or $0.01 in earnings per share (which includes approximately $1.2 million of non-cash charges related to stock-based compensation, depreciation, depletion, and amortization, and accretion on asset retirement obligations) on total oil and natural gas revenues of $2,914,986.  This compares to a net loss of $641,381, or $0.02 loss per share (which includes approximately $0.5 million of non-cash charges related to stock-based compensation, depreciation, depletion, and amortization, and accretion on asset retirement obligations) on total oil and natural gas revenues of $502,273 for the three months ended September 30, 2007.  The increase in earnings is primarily attributable to an increase in revenues of $2,412,713, partially offset by increases in lease operating expense and production taxes of $94,034, an increase in depreciation, depletion and amortization of $534,438, an increase in general and administrative expenses of $136,523 and a decrease in interest income earned of $265,776.  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes.  Crude oil, natural gas liquids, and natural gas sales volumes, net to our interest, for the three months ended September 30, 2008 increased 385% to 34,089 BOE, compared to 7,034 BOE for the three months ended September 30, 2007.  The increase in sales volumes is due to production of crude oil, NGLs and natural gas from our properties in the Giddings Field.  Our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for approximately 98% of total sales volumes for the three months ended September 30, 2007.

Production.  Oil production will vary from oil sales volumes by changes in crude oil inventories, which are not carried on our balance sheet.  Crude oil, NGL and natural gas production for the three months ended September 30, 2008 increased 361% to 33,963 BOE, compared to 7,360 Bbls of crude oil for the three months ended September 30, 2007.  The increase is due to oil, NGL and natural gas production from our properties in the Giddings Field.  Production from our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for approximately 99% of production for the three months ended September 30, 2007.

Oil, NGL and Natural Gas Revenues.  Crude oil, NGL and natural gas revenues for the three months ended September 30, 2008 increased 480% from the comparable quarter in the previous fiscal year.  This was due to a 72% increase in our average price of a Bbl of oil, from $71 per Bbl to $123 per Bbl, along with sales of NGLs and natural gas during the three months ended September 30, 2008, whereas there were no sales of NGLs and natural gas during the three months ended September 30, 2007.  Our properties in the Giddings Field generated approximately 100% our revenues for the three months ended September 30, 2008.  Oil revenues from our properties in the Tullos Field Area, which was sold in March 2008, accounted for approximately 98% of total revenues for the three months September 30, 2007.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the three months ended September 30, 2008 increased approximately 29% from the comparable three month period in the prior fiscal year.    The increase for the three months ended September 30, 2008 is primarily attributable to higher production taxes in the Giddings Field as compared to the Tullos Field Area where the majority of our production was during the previous period.  The higher production taxes are due to higher revenues and a higher tax rate in our Texas properties compared to our production from our Louisiana properties in the comparable quarter in the previous fiscal year. On a BOE basis, lease operating expenses (including production severance taxes) decreased by 73% over the comparable three month period in the prior fiscal year, due to higher sales volumes.

General and Administrative Expenses (“G&A”).  G&A expenses increased 10% to approximately $1.5 million for the three months ended September 30, 2008, compared to approximately $1.3 million for the three months ended September 30, 2007.  Higher overall compensation expenses for estimated bonuses and new hires, and including non-cash stock-based compensation, accounted for the majority of the increase.  New hires are associated with a build up of our infrastructure to execute our drilling program in the Giddings Field.  Non-cash stock-based compensation expense was $523,725 (36% of total G&A) and $376,008 (28% of total G&A) for the three months ended September 30, 2008 and 2007, respectively.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A expense increased by $534,438 to $644,882 for the three months ended September 30, 2008, compared to $110,444 for the three months ended September 30, 2007.  The increase is primarily due to a higher depletion rate ($19 vs. $13) per BOE and a 385% increase in sales volumes.  The increase in the depletion rate is due to the higher development cost of PUDs in the Giddings Field that we added in amount far in excess of the volume of lower cost PDP’s in our properties in the Tullos Field Area, which we sold in March 2008.  Proved reserves in the Giddings Field typically are higher cost, but higher valued, compared to the long life, high operating cost proved reserves in the Tullos Field Area.

Interest Income.  Interest income for the three months ended September 30, 2008 decreased $265,776 to $75,305, compared to $341,081 for the three months ended September 30, 2007.  The decrease in interest income is due to lower available cash balances averaging approximately $10.0 million during the three months ended September 30, 2008, as compared to cash balances averaging approximately $26.1 million during the three months ended September 30, 2007, combined with a lower interest rate environment during the three months ended September 30, 2008.  The lower cash balance is primarily due to cash used to pay for additions to our oil and natural gas properties.

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually high price increases for oilfield equipment, tubulars, labor, expertise and services for the three months ended September 30, 2008 and 2007.  The prices we received for our products during this period also increased dramatically and more than offset the impact of higher costs on our results of operations.

Known Trends and Uncertainties.  General worldwide economic conditions have deteriorated due to credit conditions impacted by the sub-prime mortgage turmoil and other factors.  Concerns over slower or declining economic growth are affecting numerous industries, companies, as well as consumers, which has resulted in reduced demand for crude oil and natural gas.  If demand continues to decrease in the future it may continue to put downward pressure on crude oil and natural gas prices.  Decreasing oil and natural gas prices will likely result in lower revenues and capital resources during the second quarter of fiscal year 2009, as compared to the first quarter of fiscal 2009.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the first quarter ending September 30, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended September 30, 2008, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended June 30, 2008 except as noted below.  As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended June 30, 2008.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter ended September 30, 2008 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2008, a multi-plaintiff lawsuit was filed in the twenty-eighth Judicial District Court, Lasalle Parish, Louisiana, against 15 defendants, including Four Star Development Corporation, a former indirect wholly owned subsidiary of the Company, which was sold on March 3, 2008, as part of our sale of the Tullos Field Area.  Plaintiffs claim that the defendants’ oil and natural gas exploration, development and production activities on their properties have caused soil and ground water contamination as a result of the release of hydrocarbons and drilling fluids. Plaintiffs seek damages for testing, clean-up and remediation of the properties as well as diminution in their value and mental anguish and emotional distress to the individual plaintiffs, unjust enrichment and punitive damages for alleged concealment of ongoing activities.  At this time, we are not a party to the litigation and are unable to determine the exposure, if any, to the Company.

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

Defendants have answered Plaintiffs’ suit denying all claims. Trial is set before a jury in Richland Parish for July 13, 2009.  We intend to vigorously contest all of Plaintiffs’ claims.  The case is currently in discovery, and, at this time, we are unable to predict the outcome of the litigation.

ITEM 1A. RISK FACTORS

The following is an update of the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.  Other than set forth below, thee have been no material changes in our risk factors from the information provided in Item 1A. Risk Factors in the Form 10-K.

We could be adversely affected by a recession in the United States or global economy.

A recessionary economic environment could result in lower demand for oil and natural gas and may also result in less capital available to fund future growth.  These factors could negatively impact our profitability or limit our growth.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

EVOLUTION PETROLEUM CORPORATION

(Registrant)

Date: November 14, 2008	By:	/s/ STERLING H. MCDONALD
Sterling H. McDonald
Vice-President and Chief Financial Officer
Principal Financial and Accounting
Officer