Form 10-Q
period 2008-12-31
EVOLUTION PETROLEUM CORP
filed 2009-02-17
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒  No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes: ☐  No: ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of February 17, 2009, was 26,259,147.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31, 2008	June 30, 2008
Assets
Current assets
Cash and cash equivalents	$8,514,708	$11,272,280
Certificates of deposit	1,500,000	—
Receivables
Oil and natural gas sales	407,775	2,066,300
Income tax	—	478,599
Other	159,638	86,966
Income taxes recoverable	—	3,625,987
Prepaid expenses and other current assets	156,996	270,938
Total current assets	10,739,117	17,801,070

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties — full cost method of accounting, of which $9,467,090 at December 31, 2008 and $7,573,507 at June 30, 2008 were excluded from amortization)	27,496,976	22,047,233
Other property and equipment	168,011	161,027
Total property and equipment	27,664,987	22,208,260

Other assets, net	353,400	356,518

Total assets	$38,757,504	$40,365,848

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,374,360	$2,892,459
Accrued expenses	555,130	805,262
Royalties payable	191,276	473,327
Total current liabilities	3,120,766	4,171,048

Long term liabilities
Deferred income taxes	2,682,921	2,901,929
Asset retirement obligations	334,668	215,056
Deferred rent	75,969	74,081

Total liabilities	6,214,324	7,362,114

Commitments and contingencies (Note 11)

Stockholders’ equity
Common Stock; par value $0.001; 100,000,000 shares authorized; issued 27,007,234 shares; outstanding 26,219,034 and 26,870,439 as of December 31, 2008 and June 30, 2008, respectively.	27,007	26,870
Additional paid-in capital	15,465,506	14,188,841
Retained earnings	17,932,689	18,788,023
	33,425,202	33,003,734
Less cost of common stock in treasury, 788,200 shares as of December 31, 2008.	(882,022)	—
Total stockholders’ equity	32,543,180	33,003,734

Total liabilities and stockholders’ equity	$38,757,504	$40,365,848

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenues
Crude oil	$407,194	$607,877	$1,986,264	$1,110,150
Natural gas liquids	235,293	21,294	990,738	21,294
Natural gas	389,295	23,478	969,766	23,478
Total revenues	1,031,782	652,649	3,946,768	1,154,922

Operating Costs
Lease operating expense	313,406	361,192	649,310	671,502
Production taxes	21,776	15,808	107,772	33,364
Depreciation, depletion and amortization	504,291	123,116	1,149,173	233,559
Accretion of asset retirement obligations	6,124	4,851	11,861	9,546
General and administrative *	1,662,627	1,467,678	3,127,467	2,795,996
Total operating costs	2,508,224	1,972,645	5,045,583	3,743,967

Loss from operations	(1,476,442)	(1,319,996)	(1,098,815)	(2,589,045)

Other income
Interest income	17,782	266,740	91,428	607,821

Net loss before income tax benefit	(1,458,660)	(1,053,256)	(1,007,387)	(1,981,224)

Income tax benefit	(454,889)	(282,399)	(152,053)	(568,986)

Net loss	$(1,003,771)	$(770,857)	$(855,334)	$(1,412,238)

Loss per common share
Basic and Diluted	$(0.04)	$(0.03)	$(0.03)	$(0.05)

Weighted average number of common shares
Basic and Diluted	26,351,277	26,777,366	26,598,473	26,776,800

*General and administrative expenses for the three month period ended December 31, 2008 and 2007 included non cash stock-based compensation expense of $584,525 and $441,564, respectively. General and administrative expenses for the six month period ended December 31, 2008 and 2007 included non cash stock-based compensation expense of $1,108,250 and $817,571, respectively.

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

 Consolidated Statements of Cash Flow

(Unaudited)

	Six Months Ended December 31,
	2008	2007
Cash flows from operating activities
Net loss	$(855,334)	$(1,412,238)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Depreciation, depletion and amortization	1,149,173	233,559
Stock-based compensation	1,108,250	817,571
Accretion of asset retirement obligations	11,861	9,546
Deferred income taxes	(219,008)	—
Deferred rent	1,888	24,903
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	1,658,525	(176,593)
Receivables from income taxes and other	4,031,914	(811,595)
Prepaid expenses and other current assets	113,942	85,261
Accounts payable and accrued expenses	(314,436)	(102,658)
Royalties payable	(282,051)	9,767
Net cash provided by (used in) operating activities	6,404,724	(1,322,477)

Cash flows from investing activities
Development of oil and natural gas properties	(4,723,006)	(529,262)
Acquisitions of oil and natural gas properties	(2,033,874)	(4,395,050)
Proceeds from asset sale	—	31,582
Capital expenditures for other equipment	(26,602)	(53,625)
Purchases of certificates of deposit	(1,500,000)	—
Other assets	3,118	(2,020)
Net cash used in investing activities	(8,280,364)	(4,948,375)

Cash flows from financing activities
Proceeds from issuance of restricted stock	90	26
Purchase of treasury stock	(882,022)	—
Net cash provided by (used in) financing activities	(881,932)	26

Net decrease in cash and cash equivalents	(2,757,572)	(6,270,826)

Cash and cash equivalents, beginning of period	11,272,280	27,746,942

Cash and cash equivalents, end of period	$8,514,708	$21,476,116

Supplemental disclosure of cash flow information:
Income taxes paid	$15,000	$—
Income tax refunds and net operating loss carry-back received	$4,052,631	$—
Non-cash transactions:
Increase (decrease) in accounts payable used to acquire oiland natural gas leasehold interests and develop oil andnatural gas properties.	$(285,333)	$985,571
Oil and natural gas properties incurred through recognitionof asset retirement obligations.	$107,751	$—
Common stock issued in lieu of a portion of 2008 cash bonusaccrued at June 30, 2008.	$168,462	$—

See accompanying notes to consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Basis of Preparation

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

Note 2 — Recent Accounting Pronouncements

New Accounting Standards.  The following discloses the existence and effect of accounting standards issued but not yet adopted by us with respect to accounting standards that may have an impact on the Company when adopted in the future.

Modernization of Oil and Gas Reporting.  On December 31, 2008 the SEC released new requirements for reporting oil and gas reserves.  The new disclosure requirements, when effective, provide for consideration of new technologies in evaluating reserves, allows companies to disclose their probable and possible reserves to investors, requires reporting of oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, revises the disclosure requirements for oil and gas operations, and revises accounting for the limitation on capitalized costs for full cost companies.  The new rule is expected to be effective for fiscal years ending on or after December 31, 2009, although the transition may be extended.  A company may not apply the new rules to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  We have not yet evaluated the effects the new rule will have on our financial statements.

Accounting for Business Combinations.  In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141,  Business Combinations.  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements (Continued)

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

Note 3 — Sale of Oil and Natural Gas Properties

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

The following unaudited pro forma consolidated financial information is presented for illustrative purposes only and presents the pro forma operating results for the Company for the three and six months ended December 31, 2007 as though the disposition of our properties in the Tullos Field Area occurred at October 1, 2007 and July 1, 2007, respectively.  The unaudited pro forma consolidated financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated at the beginning of the period presented, nor is the information intended to be indicative of future operating results.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Sale of Oil and Natural Gas Properties (Continued)

The unaudited pro forma consolidated financial information for the three and six months ended December 31, 2007 are as follows:

	Three Months Ended December 31, 2007		Six Months Ended December 31, 2007
	As Reported	Pro Forma	As Reported	Pro Forma
Oil and natural gas revenues	$652,649	$60,116	$1,154,922	$70,422
Loss from operations	(1,319,996)	(1,425,170)	(2,589,045)	(2,743,395)
Net loss	(770,857)	(847,831)	(1,412,238)	(1,522,260)
Loss per common share — basic and diluted	$(0.03)	$(0.03)	$(0.05)	$(0.06)

Note 4 — Property and Equipment

As of December 31, 2008 and June 30, 2008 our oil and natural gas properties and other property and equipment consisted of the following:

	December 31, 2008	June 30, 2008
Oil and natural gas properties
Property costs subject to amortization	$19,791,481	$15,105,766
Less: Accumulated depreciation, depletion, and amortization	(1,761,595)	(632,040)
Unproved properties not subject to amortization	9,467,090	7,573,507
Oil and natural gas properties, net	$27,496,976	$22,047,233

Other property and equipment
Furniture, fixtures and office equipment, at cost	258,443	231,841
Less: Accumulated depreciation	(90,432)	(70,814)
Other property and equipment, net	$168,011	$161,027

Unproved properties not subject to amortization includes unevaluated acreage of $7.5 and $5.6 million as of December 31, 2008 and June 30, 2008, respectively.  As of December 31, 2008, this acreage consists of properties in the Giddings Field, our projects in the Woodford Shale trend in Oklahoma, and our Neptune project in South Texas.  As of June 30, 2008, the unevaluated acreage consist of properties in the Giddings Field and our projects in the Woodford Shale trend in Oklahoma.  Unproved properties also consist of approximately $2.0 million as of December 31, 2008 and June 30, 2008 of participating interests through separately acquired royalty and overriding royalty interests aggregating 7.4% of the Delhi Holt Bryant Unit in the Delhi Field in Louisiana.  Subject to industry conditions, evaluation of these properties is expected to be completed within three years.  Our evaluation of impairment of unproved properties occurs, at a minimum, on a quarterly basis.

If our net oil and natural gas properties, net of related deferred income taxes, exceed the present value of estimated future net cash flows based on period-end commodity prices discounted at 10 percent and plus the cost of unproved oil and natural gas properties not subject to amortization, net of related tax effects, the excess is charged to expense.  Although, we did not have a “ceiling test” impairment as of December 2008, if prices for crude oil and natural gas decline an additional ten percent from their spot price on December 31, 2008, without an equal dollar reduction in capital costs, we would expect to have a write-down of our oil and natural gas properties of approximately $2.6 million.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the six months ended December 31, 2008:

Asset retirement obligations - July 1, 2008	$215,056
Liabilities incurred	22,480
Accretion expense	11,861
Revisions to previous estimates	85,271
Asset retirement obligations — December 31, 2008	$4,668

Note 6 — Stockholders’ Equity

On August 19, 2008, the Board of Directors authorized the issuance of 46,795 shares of common stock to certain employees who elected to receive these shares in lieu of a portion of their fiscal 2008 cash bonus.  The value of the shares issued was $168,462, based on the fair market value on the date of issuance.

On October 30, 2008, we repurchased 788,200 shares of common stock at an average price of $1.10 per share, plus approximately $15,000 of transaction costs, from an unaffiliated accredited investor.  At this time, we currently have no plan to repurchase any more common shares.

On December 9, 2008, three outside directors each received 30,000 shares of restricted common stock as part of a compensation plan for directors.  The same outside directors each received 8,633 shares of restricted common stock as part of their compensation plan during the year ended June 30, 2008.  All issuances of common stock were subject to vesting terms per individual stock agreements.

Note 7 — Stock-Based Incentive Plan

We have granted option awards to purchase common stock (the “Stock Options”) and restricted common stock awards  (“Restricted Stock”) to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  A total of 600,000 awards to purchase an equal number of shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 5,500,000 shares of common stock.  There are no shares available for grant under the 2003 Stock Plan and, as of December 31, 2008, 597,974 shares remain available for grant under the 2004 Stock Plan.

We have also granted common stock warrants, as authorized by the Board of Directors, to employees in lieu of cash bonuses or as incentive awards to reward previous service or provide incentives to individuals to acquire a proprietary interest in the Company’s success and to remain in the service of the Company (the “Incentive Warrants”).  These Incentive Warrants have similar characteristics of the Stock Options.  A total of 1,037,500 Incentive Warrants have been issued, through December 31, 2008, with Board of Directors approval, outside of the EPM Stock Plans.

Stock Options and Incentive Warrants

Stock-based compensation expense related to Stock Options and Incentive Warrants for the three month period ended December 31, 2008 and 2007 was $499,994 and $403,109, respectively.  Stock-based compensation expense related to Stock Options and Incentive Warrants for the six month period ended December 31, 2008 and 2007 was $945,987 and $704,206, respectively.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stock-Based Incentive Plan (Continued)

During the six months ended December 31, 2008, we granted Stock Options to purchase 591,090 shares of common stock under the 2004 Stock Plan with a weighted average exercise price of $4.27.  During the six months ended December 31, 2007, we granted Stock Options to purchase 1,335,000 shares of common stock under the 2004 Stock Plan with a weighted average exercise price of $2.43.  The exercise price was determined based on the market price of the Company’s common stock on the date of grant.  The Stock Options granted during the six months ended December 31, 2008 and 2007 generally vest quarterly, on a straight line basis, over a period of four years.  The Stock Options granted during the six months ended December 31, 2008 and 2007 have a contractual life of seven and ten years, respectively.  The weighted average assumptions used to calculate the fair value of these Stock Options and the weighted average fair value of each Stock Option granted is as follows:

	Six Months Ended
	December 31,
	2008	2007
Expected volatility	87.1%	94.0%
Expected dividends	—	—
Expected term (in years)	4.6	6.1
Risk-free rate	3.10%	4.11%
Fair value per Stock Option	$2.62	$1.90

We estimated the fair value of Stock Options and Incentive Warrants issued to employees and directors under SFAS No. 123R at the date of grant using a Black-Scholes-Merton valuation model.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected term (estimated period of time outstanding) of Stock Options and Incentive Warrants is based on the “simplified” method of the estimated expected term for “plain vanilla” options allowed by the SEC Staff Accounting Bulletin (“SAB”) No. 107 and SAB No. 110, and varied based on the vesting period and contractual

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of December 31, 2008, and the changes during the six months then ended:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2008	5,483,500	$1.81

Granted	591,090	$4.27
Exercised	—	—
Canceled, forfeited, or expired	—	—

Stock Options and Incentive Warrants outstanding at December 31, 2008	6,074,590	$2.05	$543,600	7.0

Vested or expected to vest at December 31, 2008	6,074,590	$2.05	$543,600

Exercisable at December 31, 2008	3,935,063	$1.59	$543,038	6.6

(1) Based upon the difference between the market price of our common stock on the last trading date of the fiscal quarter ($1.20) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stock-Based Incentive Plan (Continued)

There were no Stock Options or Incentive Warrants that were exercised during the six months ended December 31, 2008 and 2007.

A summary of the status of our unvested Stock Options and Incentive Warrants as of December 31, 2008 and the changes during the six months ended December 31, 2008 and 2007, is presented below:

	Number of Stock Options and Incentive Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2007	1,573,125	$1.50

Granted	1,335,000	$1.90

Vested	(375,625)	$1.35

Canceled, forfeited, or expired	—	—

Unvested at December 31, 2007	2,532,500	$1.73

Unvested at July 1, 2008	2,003,437	$1.83

Granted	591,090	$2.62

Vested	(455,000)	$1.69

Canceled, forfeited, or expired	—	—

Unvested at December 31, 2008	2,139,527	$2.08

The total unrecognized compensation cost at December 31, 2008, relating to non-vested share-based compensation arrangements granted under the EPM Stock Plans and Incentive Warrants was $4,151,838.  Such unrecognized expense is expected to be recognized over a weighted average period of 2.8 years.

Restricted Stock

For the six months ended December 31, 2008 and 2007, we issued 90,000 and 25,899 shares of restricted common stock, respectively, to three outside directors.  All issuances of common stock are subject to vesting terms per individual stock agreements.

Stock-based compensation expense related to Restricted Stock grants for the three month period ended December 31, 2008 and 2007 was $84,531 and $38,455, respectively.  Stock-based compensation expense related to Restricted Stock grants for the six month period ended December 31, 2008 and 2007 was $162,263 and $113,365, respectively.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stock-Based Incentive Plan (Continued)

The following table sets forth the Restricted Stock transactions for the six months ended December 31, 2008 and 2007:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2007	59,449	$2.78

Granted	25,899	$4.17

Vested	(59,449)	$2.78

Forfeited	—	—

Unvested at December 31, 2007	25,899	$4.17

Unvested at July 1, 2008	50,898	$4.11

Granted	90,000	$1.20

Vested	(50,898)	$4.11

Forfeited	—	—

Unvested at December 31, 2008	90,000	$1.20

At December 31, 2008, unrecognized stock compensation expense related to Restricted Stock grants totaled $101,110.  Such unrecognized expense will be recognized over a weighted average period of 0.9 years.

Note 8 — Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits as of the date of adoption of FIN 48 and through December 31, 2008.

We recognized a tax benefit of 31% and 27% for the three months ended December 31, 2008 and 2007, respectively, and a tax benefit of 15% and 29% for the six months ended December 31, 2008 and 2007, respectively.  The primary reconciling item of our income tax benefit at the statutory federal rate to our effective income tax benefit is stock-based compensation related to our qualified incentive stock option awards.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Related Party Transactions

Laird Q. Cagan, a member of our Board of Directors, is a Managing Director and co-owner of Cagan McAfee Capital Partners, LLC (“CMCP”). CMCP has performed financial advisory services to us pursuant to a written agreement amended in November 2005 (the “Agreement”), providing for a retainer of $5,000 per month.  Also pursuant to the Agreement, Mr. Cagan, as a registered representative of Chadbourn Securities Inc. (“Chadbourn”) and as a partner of CMCP could serve as our placement agent in private equity financings, wherein CMCP could earn cash fees equal to 8% of gross equity proceeds, declining to 4% subject to the amount of equity raised through CMCP, and a fixed 4% warrant fee.  During the term of the Agreement , Mr. Cagan received no compensation for serving as a director or as the Chairman of our Board of Directors.  Effective December 31, 2008, the Agreement was modified to remove the monthly retainer and Mr. Cagan was re-elected as a director of our Board with remuneration consistent with other outside directors of our Board.

Eric A. McAfee, a major shareholder of the Company, is also a Managing Director of CMCP.

During the three and six months ended December 31, 2008 and 2007, we expensed and paid CMCP $15,000 and $30,000, respectively, through monthly retainers of $5,000.  There were no other earned fees by CMCP during these periods.

See also Note 6 for equity transactions with related parties.

Note 10 — Earnings (loss) Per Share (“EPS”)

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Numerator
Net loss	$(1,003,771)	$(770,857)	$(855,334)	$(1,412,238)

Denominator
Weighted average number of common shares — basic and diluted	26,351,277	26,777,366	26,598,473	26,776,800

Net Loss per common share — basic and diluted	$(0.04)	$(0.03)	$(0.03)	$(0.05)

Total potentially dilutive securities outstanding as of December 31, 2008 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at December 31, 2008

Common stock warrants issued in connection with equity and financing transactions	$1.40	401,058
Stock Options and Incentive Warrants	$2.05	6,074,590
Non-vested Restricted Stock	N/A	90,000
		6,565,648

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Commitments and Contingencies

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

On May 5, 2008, we received a letter from the EPA proposing a  $5,500 fine related to the oil spill.  In August we paid the fine under a settlement with the EPA where we agreed to pay the $5,500 fine with no admission of liability.  We have also received a bill from the United States Coast Guard of approximately $76,000 for expense reimbursement.  We believe this claim is not supported by independent investigation.  As of the date of this filing, we have requested further verification from the United States Coast Guard to support their claim. If ultimately paid, we believe that such reimbursements are covered by our insurance.

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

Defendants have answered Plaintiffs’ suit denying all claims. Trial is set before a jury in Richland Parish for July 13, 2009.  We are vigorously contesting all of Plaintiffs’ claims.  The case is currently in discovery and, at this time, we are unable to predict the outcome of the litigation.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Commitments and Contingencies (Continued)

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of December 31, 2008 under this operating lease are as follows:

For the twelve months ended December 31,
2009	$138,089
2010	138,089
2011	146,806
2012	159,011
2013	159,011
Thereafter	410,779
Total	$1,151,785

Rent expense for the three months ended December 31, 2008 and 2007 was 35,466.  Rent expense for the six months ended December 31, 2008 and 2007 was 70,933.

Employment Contracts.  We have entered into employment agreements with the Company’s three senior executives.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.   The total contingent obligation under the employment contracts as of December 31, 2008 is approximately $499,000.

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

Our most significant asset is within our EOR Initiative in the 13,636 acre Delhi Field, located in northeast Louisiana.  Our non-operated interests consist of 7.4% in overriding and mineral royalty interests and a 25% after pay-out reversionary working interest in the Delhi Field Holt Bryant Unit, along with a 25% working interest in certain other depths in the Delhi Field resulting from the Farmout we completed on June 12, 2006 with Denbury Onshore LLC, a subsidiary of Denbury Resources Inc. (“Denbury”) (the “Delhi Farmout”).  The Holt Bryant Unit is currently being redeveloped by the operator, Denbury, using CO2 enhanced oil recovery technology and a dedicated portion of Denbury’s proved CO2 reserves in the Jackson Dome, located approximately 100 miles east of Delhi.  According to public presentations released by Denbury, injection of CO2 is expected to begin during the first half of calendar 2009, followed by projected increases in oil production about late calendar 2009.

Since our closing of the Delhi Farmout, we have focused on developing projects in our other initiatives, particularly through conventional redevelopment of bypassed resources in the Giddings Field using horizontal drilling methods, and the leasing of unconventional gas shale projects in the Woodford Shale Trend in Oklahoma.  Conceptually, our plan going forward can be illustrated as follows:

As indicated by the above chart, (volumes are representative and not to scale), we are funding our current development projects in the Giddings Field and leasing and development activities in our gas shale projects with our working capital resources.  We expect that net cash flows from our properties in the Giddings Field, our current cash resources and cash flows from the Delhi Project will be used to fund our gas shale projects and other new projects.

Our long term strategy and primary focus continue to be on increasing share value through the identification and acquisition of resources and conversion of those resources into proved reserves through our expertise and technology.  Our focus is on the following value-added activities, including (i) project identification and leasing of reserves that we believe will be categorized as proved undeveloped, and (ii) selective drilling activities to move existing reserves into the proved category.

Highlights for our Second Quarter Fiscal Year 2009

•                  The redeployment of our proceeds from the sale of our properties in the Tullos Field Area into the Giddings Field continues to generate positive results

Sales volumes increased 228% during our second quarter in fiscal year 2009 vs. our second quarter in fiscal year 2008.  Our increase in sales volumes for the quarter were solely attributable to our production in the Giddings Field.  Our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for approximately 85% of total sales volumes for the three months ended December 31, 2007.

We lowered per barrel lifting costs by 72% during our most recent quarter vs. the prior year quarter, while depletion increased approximately $6 per BOE. Lifting costs (lease operating and severance tax, on a combined per unit of sales basis) were $12.54 per BOE during the quarter ended December 31, 2008, which included only production from our properties in the Giddings Field.  During the quarter ended December 31, 2007, where our production was primarily from our properties in the Tullos Field Area, lifting costs averaged $44.63 per Bbl of crude oil.  Due to additions of higher valued, higher cost reserves at the Giddings Field during the period, our depletion rate rose from $13.29 to $19.07 per BOE.

•                  We remained financially strong

We ended the quarter with $10.0  million of cash and cash equivalents and short-term certificates of deposit and $7.6 million of working capital, compared to $11.3 million of cash and cash equivalents and $13.6 million of working capital  at June 30, 2008.   We incurred $6.6 million in capital expenditures for oil and natural gas leasehold and development costs during the six months ended December 31, 2008.

We protected our short-term investments during difficult credit market conditions.  We have continually avoided structurally enhanced investment securities, auction rate securities and other higher risk credit instruments.  Instead, we relied upon lower yielding U.S. Government Agency money market funds until July 2008, when we shifted all of our cash equivalents into short-term U.S. Treasury money market funds.  During the most recent quarter, we redeployed some of our cash and cash equivalents into certificates of deposit that mature within a year and that are fully insured by the FDIC.

We  repurchased 788,200 shares of our common shares at an average price of $1.10 per share, plus transaction costs, from an unaffiliated accredited investor.  We believe the acquisition of our shares at these levels is highly accretive to existing shareholder value based on our internal calculations of the net present value of our proved and unproved assets.  At this time, we currently have no plan to repurchase any more common shares.

We are still debt free, and expect to remain so during fiscal 2009.

Looking Forward in 2009

•                  We will focus our efforts on increasing underlying value per share by converting unproved resources to proved reserves.

Increased production from two re-entry wells beginning in our third fiscal quarter 2009.  The first fiscal 2009 Giddings Field re-entry well, the Hilton Yeagua #1, was recently completed and placed onto production during mid-January 2009.  A second re-entry well, the Pearson #1, began drilling in late December 2008 and was completed and placed on production in late January 2009.  As of early February, the two wells were producing at a combined rate of 580 boepd, and we own a 100% working interest and approximately 79% revenue interest in the two wells. Wells of this type in the Giddings Field  generally exhibit high initial decline rates, however, the initial production rates were higher than projected

Completion of the CO2 pipeline to Delhi and initiation ofCO2  injection is expected in the second calendar quarter of 2009 (source: public presentations by Operator).

Production from Delhi expected in calendar 2009.  First oil production is expected to begin within six months following first injection of CO2, or sometime in late calendar 2009. We believe that production response in the Delhi Field resulting from the injection of CO2 will lead to substantial net proved reserves.

We expect to initiate pilot drilling within our shallow Woodford Shale projects. Current plans for fiscal 2009 include the drilling of up to five vertical wells to depths of about 1500’ to utilize air drilling to develop what we believe will be substantial low cost gas reserves.

We expect to initiate pilot drilling within our Neptune heavy oil project in South Texas.  We recently completed the leasing of approximately 1500 net acres where we intend to drill infill wells within an existing moderately heavy oil field.  The infill, or downspaced, wells have already been proved in expected reserves by another operator and we expect to apply our specialized completion technology to enhance recovery.

•                  Further declines of oil and natural gas prices could result in a significant impairment of our full-cost pool.

The current recessionary economic environment has resulted in lower demand for oil and natural gas, resulting in severely declining commodity prices, while the decline in oilfield capital costs has lagged.  If prices for crude oil and natural gas decline an additional ten percent from their spot price on December 31, 2008, without an equal dollar reduction in capital costs, we would expect to have a write-down of our oil and natural gas properties of approximately $2.6 million.

Liquidity and Capital Resources

Our primary liquidity needs are to fund strategic property acquisitions, our drilling program, and general and administrative costs.   As disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2008, we revised our 2009 capital expenditures budget for fiscal 2009 (the “Revised 2009 Plan”), reducing the overall program by more than half to less than $10 million.  Due to our substantial working capital, cash flows from producing properties, no debt and no near term expiring leases, we believe we have the ability to fund or further adjust our capital expenditure budget to capture select opportunities that may arise for the benefit of our shareholders, without the need of additional financing.  Therefore, we believe that our current sources of liquidity are sufficient to fund our ongoing cash requirements.

At December 31, 2008, our working capital was $7.6 million and we continued to be debt free.  This compares to working capital of $13.6 million at June 30, 2008.  The decrease in working capital of $6.0 million since June 2008 was due to cash of $6.8 million used for investing activities, primarily for investments in oil and natural gas properties, cash used of  $0.9 million to repurchase our common stock, a decrease of $5.8 million in receivables and other current assets, primarily from the collection of income tax receivables, partially offset by cash of $6.4 million provided by operations and a decrease of $1.1 million in current liabilities.

Cash flows provided by operating activities for the six months ended December 31, 2008 were $6.4 million.  Cash flows provided by operations includes cash proceeds of $5.3 million from oil and natural gas production primarily from our properties in the Giddings Field, cash proceeds of $0.1 million from interest income, cash proceeds of $4.1 million from income tax refunds, primarily from our 2008 tax year net operating loss carry-back, offset by $3.1 million of cash payments for operating activities, including lease operating expenses, production taxes, and salaries and wages.  This compares to $1.3 million of cash used in operations for the six months ended December 31, 2007, which includes $0.9 million of cash proceeds from oil and natural gas production primarily from our properties in the Tullos Field Area, which we sold on March 3, 2008, cash proceeds from interest income of $0.6 million, offset by $2.8 million of cash payments for operating activities, including lease operating expenses, production taxes, and salaries and wages.

Cash flows used in investing activities totaled $8.3 million during the six months ended December 31, 2008, and notwithstanding the purchase of certificates of deposit of $1.5 million with maturities no greater than twelve months, our investing activities were primarily for development activities in the Giddings Field and leasehold acquisition costs in the Giddings Field, our Woodford Shale projects in Oklahoma and our Neptune project in South Texas.  Our cash flows from investing activities includes net payments on accounts payable of $0.3 million from June 30, 2008, relating to expenditures for oil and natural gas properties.  This compared to $4.9 million used in investing activities for the six months ended December 31, 2007, primarily for investments in oil and natural gas properties at the Giddings Field.

Cash flows used in financing activities for the six months ended December 31, 2008 were $0.9 million.  On October 30, 2008, we repurchased 788,200 shares of common stock at an average price of $1.10 per share, plus approximately $15,000 of transaction costs, from an unaffiliated accredited investor.  At this time, the company has no plan to repurchase any more common shares.  Cash flows from financing activities for the six months ended December 31, 2007 were insignificant.

We incurred $6.6 million in capital expenditures for oil and natural gas leasehold and development costs during the six months ended December 31, 2008, which includes $0.1 million related to costs incurred due to the recognition of asset retirement obligations. Of the $6.6 million, $2.0 million was incurred for leasehold acquisitions and $4.6 million was incurred for development activities.  For the six months ended December 31, 2007, we incurred $5.9 million in capital expenditures (which includes a net increase in accounts payable of $1.0 million from June 30, 2007 related to capital expenditures) for oil and natural gas leasehold and development costs, primarily leasehold acquisitions in the Giddings Field.

Since our wells in the Giddings Field tend to produce a large portion of their reserves relatively quickly, we believe that it is in our shareholders’ best interests to slow the development of our properties in the Giddings Field until expectations of higher commodity prices may be realized.  Our Revised 2009 Plan provides for drilling up to three re-entry wells in the Giddings Field, which is a reduction from the previous ten well re-entry plan, subject to future changes in commodity prices and market conditions.  The first fiscal 2009 Giddings Field re-entry well, the Hilton Yeagua #1, was recently completed and placed onto production during mid-January 2009.  A second re-entry well, the Pearson #1, began drilling in late December 2008 and was completed and placed on production in late January 2009.  As of early February, the two wells were producing at a combined rate of 580 boepd, and we own a 100% working interest and approximately 78-80% revenue interest in the two wells.

Additionally, initial test drilling of up to five low-cost vertical wells is planned within our shallow Woodford Shale project in Oklahoma.  It is our intention to potentially quantify and convert that potential resource into proved and probable reserves, with possible further proved extensions from these wells if the SEC implements its proposed new rules on proved reserves.  Similarly, we expect to drill up to three low cost wells in our new Texas project, with the expectation of potentially establishing additional proved reserves of moderately heavy oil associated with water at shallow depths.

Results of Operations

Three months ended December 31, 2008 compared with the three months ended December 31, 2007

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended
	December 31			%
	2008	2007	Variance	change

Production Volumes, net to the Company:

Crude oil (Bbl)	7,346	6,481	865	13%

Natural gas liquids (“NGLs”) (Bbl)	7,682	388	7,294	1,880%

Natural gas (Mcf)	66,929	3,617	63,312	1,750%
Crude oil, NGLs and natural gas (BOE)	26,183	7,472	18,711	250%

Sales Volumes, net to the Company:

Crude oil (Bbl)	7,098	6,927	171	2%

NGLs (Bbl)	7,682	388	7,294	1,880%

Natural gas (Mcf)	66,929	3,617	63,312	1,750%
Crude oil, NGLs and natural gas (BOE)	25,935	7,918	18,017	228%

Revenue data:

Crude oil	$407,194	$607,877	$(200,683)	(33)%

NGLs	235,293	21,294	213,999	1,005%

Natural gas	389,295	23,478	365,817	1,558%
Total revenues	$1,031,782	$652,649	$379,133	58%

Average price:
Crude oil (per Bbl)	$57.37	$87.75	$(30.38)	(35)%
NGLs (per Bbl)	30.63	54.88	(24.25)	(44)%
Natural gas (per Mcf)	5.82	6.49	(0.67)	(10)%
Crude oil, NGLs and natural gas (per BOE)	$39.78	$82.43	$(42.65)	(52)%

Expenses (per BOE)
Lease operating expenses and production taxes (a)	$12.54	$44.63	$(32.09)	(72)%
Depletion expense on oil and natural gas properties (b)	$19.07	$13.29	$5.78	43%

(a)          Excludes non-recurring expenses related to the oil spill in the Tullos Field Area of $10,000 and $23,591 for the three months ended December 31, 2008 and 2007, respectively.

(b)         Excludes depreciation of furniture and fixtures of $9,794 and $17,870, for the three months ended December 31, 2008 and 2007, respectively.

Net income (loss). For the three months ended December 31, 2008, we reported a net loss of $1,003,771, or $0.04 loss per share (which includes $1.1 million of non-cash charges related to stock-based compensation, depreciation, depletion, and amortization, and accretion on asset retirement obligations) on total oil and natural gas revenues of $1,031,782.  This compares to a net loss of $770,857, or $0.03 loss per share (which includes $0.6 million of non-cash charges related to stock-based compensation, depreciation, depletion, and amortization, and accretion on asset retirement obligations) on total oil and natural gas revenues of $652,649 for the three months ended December 31, 2007.  The increase in loss is attributable to an increase depreciation, depletion and amortization of $381,175, and an increase in general and administrative expenses of $194,949, a decrease in interest income of $248,958, offset by an increase in revenues of $379,133, a decrease in lease operating expense and production taxes of $41,818, an increase in our income tax benefit of $172,490.  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the three months ended December 31, 2008 increased 228% to 25,935 BOE, compared to 7,918 BOE for the three months ended December 31, 2007.  The increase in sales volumes is due to production of crude oil, NGLs and natural gas from our properties in the Giddings Field.  Our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for 85% of total sales volumes for the three months ended December 31, 2007.

Production.  Oil production will vary from oil sales volumes by changes in crude oil inventories, which are not carried on our balance sheet.  Crude oil, NGLs and natural gas production for the three months ended December 31, 2008 increased 250% to 26,183 BOE, compared to 7,472 BOE for the three months ended December 31, 2007.  The increase is due to crude oil, NGLs and natural gas production from our properties in the Giddings Field.  Production from our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for 84% of production for the three months ended December 31, 2007.

Oil, NGLs and Natural Gas Revenues.  Crude oil, NGLs and natural gas revenues for the three months ended December 31, 2008 increased 58% from the comparable quarter in the previous fiscal year.  This was due to increased sales of NGLs and natural gas during the three months ended December 31, 2008 in our properties in the Giddings Field, whereas we had very little production in our properties in the Giddings Field during the three months ended December 31, 2007.  Increased production was offset by a 35% decrease in our average price of a Bbl of oil, from $88 per Bbl for the three months ended December 31, 2007 to $57 per Bbl for the three months ended December 31, 2008.  Our properties in the Giddings Field generated approximately 100% of our revenues for the three months ended December 31, 2008.  Oil revenues from our properties in the Tullos Field Area, which was sold in March 2008, accounted for 91% of total revenues for the three months December 31, 2007.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the three months ended December 31, 2008 decreased approximately 14% from the comparable quarter in the prior fiscal year. Fewer higher producing wells in the Giddings Field compared to numerous lower producing wells in the Tullos Field Area are contributing more efficient operations and decreasing lease operating costs, which is partially offset by higher production taxes in the Giddings Field as compared to the Tullos Field Area where the majority of our production was during the previous period.  The higher production taxes are due to higher revenues and a higher tax rate in our Texas properties compared to our production from our Louisiana properties in the comparable quarter in the previous fiscal year, even after adjusting for the Texas limited severance tax holiday on wells restored to production.  On a BOE basis, lease operating expenses (including production severance taxes) decreased by 72% over the comparable three month period in the prior fiscal year, due to higher sales volumes at Giddings in the current period as compared to lower sales volumes at the Tullos Field in the comparable prior year period.

General and Administrative Expenses (“G&A”).  G&A expenses increased 13% to $1.7 million for the three months ended December 31, 2008, compared to $1.5 million for the three months ended December 31, 2007.  Higher overall compensation expenses for estimated bonuses and new hires, and including non-cash stock-based compensation, accounted for the majority of the increase.  New hires are primarily associated with the build up of our infrastructure to accommodate our operations in the Giddings Field.  Non-cash stock-based compensation expense was $584,525 (35% of total G&A) and $441,564 (30% of total G&A) for the three months ended December 31, 2008 and 2007, respectively.  Non-cash stock-based compensation is an integral part  of total staff compensation utilized to recruit quality staff from other, more established companies.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A expense increased by $381,175 to $504,291 for the three months ended December 31, 2008, compared to $123,116 for the three months ended December 31, 2007.  The increase is primarily due to a higher depletion rate ($19 vs. $13) per BOE and a 228% increase in sales volumes.  The increase in the depletion rate is due to the higher development cost of PUDs in the Giddings Field that we added in amount far in excess of the volume of lower cost PDP’s in our properties in the Tullos Field Area, which we sold in March 2008.  Proved reserves in the Giddings Field typically are higher cost, but higher valued, compared to the long life, high operating cost proved reserves in the Tullos Field Area.

Interest Income.  Interest income for the three months ended December 31, 2008 decreased $248,958 to $17,782, compared to $266,740 for the three months ended December 31, 2007.  The decrease in interest income is due to lower available cash balances averaging $8.9 million during the three months ended December 31, 2008, as compared to cash balances averaging $23.2 million during the three months ended December 31, 2007, combined with a lower interest rate environment during the three months ended December 31, 2008.  The lower cash balance is primarily due to cash used to pay for additions to our oil and natural gas properties.

Six months ended December 31, 2008 compared with the six months ended December 31, 2007

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Six Months Ended
	December 31			%
	2008	2007	Variance	change

Production Volumes, net to the Company:

Crude oil and natural gas liquids (Bbl)	20,055	13,841	6,214	45%

Natural gas liquids (“NGLs”) (Bbl)	18,745	388	18,357	4,731%

Natural gas (Mcf)	128,075	3,617	124,458	3,441%
Crude oil, NGLs and natural gas (BOE)	60,146	14,832	45,314	306%

Sales Volumes, net to the Company:

Crude oil (Bbl)	19,933	13,961	5,972	43%

NGLs (Bbl)	18,745	388	18,357	4,731%

Natural gas (Mcf)	128,075	3,617	124,458	3,441%
Crude oil, NGLs and natural gas (BOE)	60,024	14,952	45,072	301%

Revenue data:

Crude oil	$1,986,264	$1,110,150	$876,114	79%

NGLs	990,738	21,294	969,444	4,553%

Natural gas	969,766	23,478	946,288	4,031%
Total revenues	$3,946,768	$1,154,922	$2,791,846	242%

Average price:
Crude oil (per Bbl)	$99.65	$79.52	$20.13	25%
NGLs (per Bbl)	52.85	54.88	(2.03)	(4)%
Natural gas (per Mcf)	7.57	6.49	1.08	17%
Crude oil, NGLs and natural gas (per BOE)	$65.75	$77.24	$(11.49)	(15)%

Expenses (per BOE)
Lease operating expenses and production taxes (a)	$12.35	$44.59	$(32.24)	(72)%
Depletion expense on oil and natural gas properties (b)	$18.82	$13.20	$5.62	43%

(c)          Excludes non-recurring expenses related to the oil spill in the Tullos Field Area of $15,500 and $38,123, for the six months ended December 31, 2008 and 2007, respectively.

(d)         Excludes depreciation of furniture and fixtures of $19,618 and $36,121, for the six months ended December 31, 2008 and 2007, respectively.

Net income (loss). For the six months ended December 31, 2008, we reported a net loss of $855,334, or $0.03 in loss per share (which includes $2.3 million of non-cash charges related to stock-based compensation, depreciation, depletion, and amortization, and accretion on asset retirement obligations) on total oil and natural gas revenues of $3,946,768.  This compares to a net loss of $1,412,238, or $0.05 loss per share (which includes $1.1 million of non-cash charges related to stock-based compensation, depreciation, depletion, and amortization, and accretion on asset retirement obligations) on total oil and natural gas revenues of $1,154,922 for the six months ended December 31, 2007.  The decrease in our net loss is primarily attributable to an increase in revenues of $2,791,846, partially offset by increases in lease operating expense and production taxes of $52,216, an increase in depreciation, depletion and amortization of $915,614, an increase in general and administrative expenses of $331,471 and a decrease in interest income earned of $516,393.  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the six months ended December 31, 2008 increased 301% to 60,024 BOE, compared to 14,952 BOE for the six months ended December 31, 2007.  The increase in sales volumes is due to production of crude oil, NGLs and natural gas from our properties in the Giddings Field.  Our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for 91% of total sales volumes for the six months ended December 31, 2007.

Production.  Oil production will vary from oil sales volumes by changes in crude oil inventories, which are not carried on our balance sheet.  Crude oil, NGLs and natural gas production for the six months ended December 31, 2008 increased 306% to 60,146 BOE, compared to 14,832 BOE for the six months ended December 31, 2007.  The increase is due to crude oil, NGLs and natural gas production from our properties in the Giddings Field.  Production from our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for 91% of production for the six months ended December 31, 2007.

Oil, NGLs and Natural Gas Revenues.  Crude oil, NGLs and natural gas revenues for the six months ended December 31, 2008 increased 242% from the comparable period in the previous fiscal year.  This was due to a 25% increase in our average price of a Bbl of oil, from $80 per Bbl for the six months ended December 31, 2007 to $100 per Bbl for the six months ended December 31, 2008, along with sales of NGLs and natural gas during the six months ended December 31, 2008, whereas there were very little sales of NGLs and natural gas during the six months ended December 31, 2007.  Our properties in the Giddings Field generated approximately 100% our revenues for the six months ended December 31, 2008.  Oil revenues from our properties in the Tullos Field Area, which was sold in March 2008, accounted for 94% of total revenues for the six months ended December 31, 2007.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the six months ended December 31, 2008 increased approximately 7% from the comparable six month period in the prior fiscal year.    The increase for the six months ended December 31, 2008 is attributable to higher production taxes in the Giddings Field as compared to the Tullos Field Area where the majority of our production was during the previous period.  The higher production taxes are due to higher revenues and a higher tax rate in our Texas properties compared to our production from our Louisiana properties in the comparable period in the previous fiscal year, even after adjusting for the Texas limited severance tax holiday on wells restored to production.  The higher production taxes was partially offset by a decrease in lease operating costs, due to fewer higher producing wells in the Giddings Field compared to numerous lower producing wells in the Tullos Field Area.  On a BOE basis, lease operating expenses (including production severance taxes) decreased by 72% over the comparable six month period in the prior fiscal year, due to higher sales volumes at Giddings in the current period as compared to lower sales volumes at the Tullos Field in the comparable prior year period.

General and Administrative Expenses (“G&A”).  G&A expenses increased 12% to $3.1 million for the six months ended December 31, 2008, compared to $2.8 million for the six months ended December 31, 2007.  Higher overall compensation expenses for estimated bonuses and new hires, and including non-cash stock-based compensation, accounted for the majority of the increase.  New hires are associated with a build up of our infrastructure to accommodate our operations in the Giddings Field.  Non-cash stock-based compensation expense was $1,108,250 (35% of total G&A) and $817,571 (29% of total G&A) for the six months ended December 31, 2008 and 2007, respectively.  Non-cash stock-based compensation is an integral part  of total staff compensation utilized to recruit quality staff from other, more established companies.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A expense increased by $915,614 to $1,149,173 for the six months ended December 31, 2008, compared to $233,559 for the six months ended December 31, 2007.  The increase is primarily due to a higher depletion rate ($19 vs. $13) per BOE and a 301% increase in sales volumes.  The increase in the depletion rate is due to the higher development cost of PUDs in the Giddings Field that we added in amount far in excess of the volume of lower cost PDP’s in our properties in the Tullos Field Area, which we sold in March 2008.  Proved reserves in the Giddings Field typically are higher cost, but higher valued, compared to the long life, high operating cost proved reserves in the Tullos Field Area.

Interest Income.  Interest income for the six months ended December 31, 2008 decreased $516,393 to $91,428, compared to $607,821 for the six months ended December 31, 2007.  The decrease in interest income is due to lower available cash balances averaging $9.6 million during the six months ended December 31, 2008, as compared to cash balances averaging $24.8 million during the six months ended December 31, 2007, combined with a lower interest rate environment during the six months ended December 31, 2008.  The lower cash balance is primarily due to cash used to pay for additions to our oil and natural gas properties.

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually high price increases.  With the general rise in the price of oil and natural gas products over the last three years, increased prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services, have also increased, thereby escalating our lease operating expenses and our capital expenditures.  Most recently, we have seen a precipitous decline in both petroleum product prices, drilling and oilfield services, although product prices, operating costs and development costs may not always move in tandem.  Such declines as of December 31, 2008 are reflected in our ceiling test calculations.

Known Trends and Uncertainties.  General worldwide economic conditions have deteriorated due to credit conditions impacted by the sub-prime mortgage turmoil and other factors.  Concerns over slower or declining economic growth are affecting numerous industries, companies, as well as consumers, which has resulted in reduced demand for crude oil and natural gas.  If demand continues to decrease in the future, it may continue to put downward pressure on crude oil and natural gas prices, thereby lowering our revenues and working capital going forward.

Seasonality.  Our business is generally not seasonal, except for certain rare instances when weather conditions may adversely affect access to our properties or delivery of our petroleum products.  Although we do not generally modify our production for changes in market demand, we do experience seasonality in the product prices we receive, generally based on higher demand for natural gas in the summer and winter and higher demand for downstream oil products during the summer driving season.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the second quarter ending December 31, 2008.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended December 31, 2008, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended June 30, 2008 except as noted below.  As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended June 30, 2008.

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

Commodity Price Risk

Our revenues, profitability and future growth depend substantially on prevailing prices for oil and natural gas. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital, as, if and when needed. Lower prices may also reduce the amount of oil and natural gas that we can economically produce.  Although our current production base may not be sufficient enough to effectively allow hedging, we may periodically use derivative instruments to hedge our commodity price risk. We may hedge a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our exposure to price fluctuations. We may use futures contracts, swaps and fixed price physical contracts to hedge our commodity prices. Realized gains and losses from our price risk management activities are recognized in oil and natural gas sales when the associated production occurs. We presently do not hold or issue derivative instruments for hedging or speculative purposes.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter ended December 31, 2008 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 5, 2008, we received a letter from the EPA proposing a  $5,500 fine related to the oil spill.  In August we paid the fine under a settlement with the EPA where we agreed to pay the $5,500 fine with no admission of liability.  We have also received a bill from the United States Coast Guard of approximately $76,000 for expense reimbursement.  We believe this claim is not supported by independent investigation.  As of the date of this filing, we have requested further verification from the United States Coast Guard to support their claim. If ultimately paid, we believe that such reimbursements are covered by our insurance.

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

Defendants have answered Plaintiffs’ suit denying all claims. Trial is set before a jury in Richland Parish for July 13, 2009.  We are vigorously contesting all of Plaintiffs’ claims.  The case is currently in discovery and, at this time, we are unable to predict the outcome of the litigation.

ITEM 1A. RISK FACTORS

The following is an update of the risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008.  Other than set forth below, there have been no material changes in our risk factors from the information provided in Item 1A. Risk Factors in the Form 10-K.

We could be adversely affected by a recession in the United States or global economy.

The current recessionary economic environment has resulted in lower demand for oil and natural gas, resulting in a decline of commodity prices.  If the current recessionary environment continues we will continue to have low demand for petroleum products, lower realized prices and increased operating losses.  These factors will negatively impact our operations and may limit our growth.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 30, 2008	(1) 788,200	$1.12	—	—

(1) The repurchase was from an unaffiliated accredited investor through a negotiated transaction.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following items were presented for approval to stockholders of record on October 24, 2008 at the Company’s annual meeting of stockholders which was held on December 9, 2008 in Houston, Texas:

1.               Election of Directors:  The following nominees were elected to serve as Directors of Evolution Petroleum Corporation until the 2009 annual meeting of stockholders, or until their successors are elected and qualified:

	For	Withheld
Laird Q. Cagan	23,916,795	138,826
E. J. DiPaolo	23,889,770	165,851
William Dozier	23,970,483	85,138
Robert S. Herlin	23,970,483	85,138
Kelly W. Loyd	23,970,483	85,138
Gene Stoever	23,970,470	85,151

No other person received any votes.

2.               Ratification of Hein & Associates LLP, as independent registered public accounting firm of the Company for the fiscal year ending June 30, 2009.  The voting was as follows:

For	Against	Withheld
23,883,702	167,878	4,041

All matters received the required number of votes for approval.

ITEM 5. OTHER INFORMATION

(a)  Effective December 31, 2008, the Company and Laird Q. Cagan, a member of our Board of Directors, agreed to modify that certain  letter agreement dated February 13, 2006 between the Company and Cagan McAfee Capital Partners, LLC to eliminate the cash advisory services fee of $5,000 per month.  In conjunction with this modification, the Company agreed to provide remuneration to Mr. Cagan consistent with that provided to the other outside members of our Board of Directors.

ITEM 6. EXHIBITS

A.           Exhibits

10.1

Form of Indemnification Agreement between Evolution Petroleum Corporation. and each of its directors and officers. (Incorporated by reference to Exhibit 10.1of the Company’s Form 8-K, filed September 22, 2006)

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

EVOLUTION PETROLEUM CORPORATION

(Registrant)

Date: February 17, 2009	By:	/s/ STERLING H. MCDONALD
Sterling H. McDonald
Vice-President and Chief Financial Officer
Principal Financial and Accounting
Officer