Form 10-K/A
period 2008-06-30
EVOLUTION PETROLEUM CORP
filed 2009-04-07
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Yes: ☐  No:☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: ☐  No:☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒   No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

Evolution Petroleum Corporation (the “Company”) is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended June 30, 2008 (the “Annual Report”) that was filed with the Securities and Exchange Commission on September 24, 2008, to include two exhibits that were inadvertently omitted from the original Annual Report.  Included in this filing is Part IV, the signature page, the previously omitted exhibits and the certifications required by Securities Exchange Act Rule 15d-14(a).

Except as described above, no other amendments are being made to the Annual Report.  This Amendment does not reflect events occurring after the June 30, 2008 filing of the Annual Report, or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the additions discussed above and reflected below.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  Documents included as a part of this Amendment

1. Financial Statements — See the Index to the Consolidated Financial Statements included in Item 8. of the Annual Report.

2. Financial Statement Schedules — See the Index to the Financial Statement Schedules included in Item 8. of the Annual Report.

3. Exhibits - A list of the exhibits filed or furnished with this report on Form 10-K/A (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index.  Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter.  Otherwise, the exhibits are filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Amendment to the Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, Texas, on the date indicated.

Evolution Petroleum Corporation

	By:	/s/	ROBERT S. HERLIN
Robert S. Herlin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/	STERLING H. MCDONALD
Sterling H. McDonald
Vice President and Chief Financial
(Principal Financial and
Accounting Officer)
Date: April 7, 2009

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

3.1	Articles of Incorporation (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on February 7, 2002)

3.2	Certificate of Amendment to Articles of Incorporation (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on February 7, 2002)

3.3	Certificate of Amendment to Articles of Incorporation (Previously filed as an exhibit to Form SB 2/A on October 19, 2005)

3.4	Bylaws (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on February 7, 2002)

3.5	Amended Bylaws (Previously filed as an exhibit to Form 10KSB on March 31, 2004)

4.1	Form of Stock Option Agreement for the Natural Gas Systems 2004 Stock Plan (Previously filed as an exhibit to the Current Report on Form 8—K on April 8, 2005)

4.2	Articles of Merger (Previously filed as an exhibit to Form SB — 2/A on October 19, 2005)

4.3	Form of Warrant Agreement between Natural Gas Systems, Inc. and Tatum CFO Partners, LLP (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on April 8, 2005)

4.4	Revocable Warrant Agreement between Natural Gas Systems, Inc. and Daryl V. Mazzanti (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on June 29, 2005)

4.5	Specimen form of the Company’s Common Stock Certificate (Previously filed herewith as an exhibit to Form SB — 2/A on October 19, 2005)

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

4.27	Third Revocable Warrant Agreement, by and between Prospect Energy Corporation and Natural Gas Systems, Inc., dated January 31, 2006 (Previously filed as an exhibit to Form SB — 2/A on March 3, 2006)

4.28

Amendment No. 1 to the Registration Rights Agreement, by and between Prospect Energy Corporation and Natural Gas Systems, Inc., dated January 31, 2006 (Previously filed as an exhibit to Form SB — 2/A on March 3, 2006)

4.29	Subordinated Promissory Note, dated March 3, 2006, between Natural Gas Systems, Inc. and Laird Q. Cagan (Previously filed as an exhibit to Form 8-K on March 8, 2006)

10.1

Third Amendment to Consulting Agreement between Liviakis Financial Communications, Inc. and Evolution Petroleum dated November 14, 2006 (Previously filed as an exhibit to Form 10-QSB on February 14, 2007)

10.2	Executive Employment Agreement of Robert S. Herlin, dated April 4, 2005 (Previously filed as an exhibit to Form 8-K on April 8, 2005)

10.3	Executive Employment Agreement of Sterling H. McDonald, dated April 4, 2005 (Previously filed as an exhibit to Form 8-K on April 8, 2005)

10.4	Executive Employment Agreement of Daryl V. Mazzanti, dated June 23, 2005 (Previously filed as an exhibit to Form 8-K on June 29, 2005)

10.5	Master Services Agreement, dated September 29, 2005, by and between the NGS Technologies, Inc. and MTEM, Ltd. (Previously filed as an exhibit on Form 8-K on October 7, 2005)

10.6	Agreement with Chadbourn Securities, Inc., dated February 13, 2006 (Previously filed as an exhibit to Form 10QSB on February 14, 2006)

10.7	Agreement with Cagan McAfee Capital Partners, LLC, dated February 13, 2006 (Previously filed as an exhibit to Form 10QSB on February 14, 2006)

10.8	Unit Operating Agreement, by and between NGS Sub Corp. and Denbury Onshore, LLC, dated May 8, 2006 (Previously filed as an exhibit to Form 8-K on June 16, 2006)

10.9	Form of Indemnification Agreement for Officers and Directors, as adopted on September 20, 2006 (Previously filed as an exhibit to Form 8-K on September 22, 2006)

10.10	Asset Purchase and Sale Agreement by and between NGS SUB. CORP. (Seller) and MWM Energy, LLC (Buyer), dated February 15, 2008 (Previously filed as an exhibit to Form 10-Q on May 14, 2008)

10.11	Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (Previously filed as Annex A to Form Schedule 14A on October 29, 2007)

10.12	Gas Purchase and Gas Processing Contract by and between ETC TEXAS PIPELINE, LTD. (Buyer) and EVOLUTION OPERATION CO., INC. (Seller) dated October 8, 2007 (Filed herewith)

10.13	Gas Purchase Contract by and between EVOLUTION OPERATING CO., INC., (seller) and DCP MIDSTREAM, LP (buyer) dated December 1, 2007 (Filed herewith) MIDSTREAM

14.1	Code of Business Conduct and Ethics for Natural Gas Systems, Inc. (Previously filed as an exhibit to Form 8-K on May 4, 2006)

21.1	List of Subsidiaries of Evolution Petroleum Corporation (Previously filed as an exhibit to Form 10-K on September 24, 2008)

23.1	Consent of Hein & Associates, LLP, independent auditors (Previously filed as an exhibit to Form 10-K on September 24, 2008)

23.2	Consent of W. D. Von Gonten & Co. (Previously filed as an exhibit to Form 10-K on September 24, 2008)

31.1

Certification of Chief Executive Officer Robert S. Herlin Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2

Certification of Chief Financial Officer Sterling H. McDonald Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1

Certification of Chief Executive Officer Robert S. Herlin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously filed as an exhibit to Form 10-K on September 24, 2008)

32.2

Certification of Chief Financial Officer Sterling H. McDonald Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously filed as an exhibit to Form 10-K on September 24, 2008)

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