Form 10-Q
period 2009-03-31
EVOLUTION PETROLEUM CORP
filed 2009-05-15
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes:  ☒  No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes:  ☐  No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes: ☐  No: ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of May 14, 2009, was 26,259,147.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$4,900,219	$11,272,280
Certificates of deposit	1,740,944	—
Receivables
Oil and natural gas sales	487,953	2,066,300
Income taxes	6,689	478,599
Other	164,243	86,966
Income taxes recoverable	1,545,922	3,625,987
Prepaid expenses and other current assets	123,231	270,938
Total current assets	8,969,201	17,801,070

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties — full cost method of accounting, of which $9,845,303 at March 31, 2009 and $8,754,429 at June 30, 2008 were excluded from amortization	28,495,507	22,047,233
Other property and equipment	159,681	161,027
Total property and equipment	28,655,188	22,208,260

Other assets, net	356,399	356,518

Total assets	$37,980,788	$40,365,848

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$629,132	$2,892,459
Accrued payroll	561,283	772,559
Royalties payable	208,223	473,327
Other current liabilities	67,106	32,703
Total current liabilities	1,465,744	4,171,048

Long term liabilities
Deferred income taxes	3,791,348	2,901,929
Asset retirement obligations	602,894	215,056
Deferred rent	76,914	74,081

Total liabilities	5,936,900	7,362,114

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; issued 27,047,347 shares; outstanding 26,259,147 and 26,870,439 as of March 31, 2009 and June 30, 2008, respectively.	27,047	26,870
Additional paid-in capital	16,002,791	14,188,841
Retained earnings	16,896,072	18,788,023
	32,925,910	33,003,734
Treasury stock, at cost, 788,200 shares as of March 31, 2009.	(882,022)	—

Total stockholders’ equity	32,043,888	33,003,734

Total liabilities and stockholders’ equity	$37,980,788	$40,365,848

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

 Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Revenues
Crude oil	$351,684	$554,498	$2,337,948	$1,664,648
Natural gas liquids	350,891	90,405	1,341,629	111,699
Natural gas	461,889	99,799	1,431,655	123,277
Total revenues	1,164,464	744,702	5,111,232	1,899,624

Operating Costs
Lease operating expense	255,710	300,186	905,020	971,688
Production taxes	29,750	12,867	137,522	46,231
Depreciation, depletion and amortization	759,836	139,086	1,909,009	372,645
Accretion of asset retirement obligations	12,591	7,110	24,452	16,656
General and administrative *	1,595,402	1,266,427	4,722,869	4,062,423
Total operating costs	2,653,289	1,725,676	7,698,872	5,469,643

Loss from operations	(1,488,825)	(980,974)	(2,587,640)	(3,570,019)

Other income
Interest income	8,024	165,014	99,452	772,835

Net loss before income tax benefit	(1,480,801)	(815,960)	(2,488,188)	(2,797,184)

Income tax benefit	(444,184)	(279,975)	(596,237)	(848,961)

Net loss	$(1,036,617)	$(535,985)	$(1,891,951)	$(1,948,223)

Loss per common share
Basic and Diluted	$(0.04)	$(0.02)	$(0.07)	$(0.07)

Weighted average number of common shares
Basic and Diluted	26,219,034	26,784,473	26,495,176	26,779,339

*General and administrative expenses for the three month period ended March 31, 2009 and 2008 included non-cash stock-based compensation expense of $537,285 and $493,872, respectively.  General and administrative expenses for the nine month period ended March 31, 2009 and 2008 included non cash stock-based compensation expense of $1,645,535 and $1,311,443, respectively.

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

 Consolidated Statements of Cash Flow

(Unaudited)

	Nine Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(1,891,951)	$(1,948,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	1,909,009	372,645
Stock-based compensation	1,645,535	1,311,443
Accretion of asset retirement obligations	24,452	16,656
Settlement of asset retirement obligations	(90,761)	—
Deferred income taxes	889,419	—
Deferred rent	2,833	25,847
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	1,578,347	(190,261)
Receivables from income taxes and other	2,474,698	(915,825)
Prepaid expenses and other current assets	147,707	286,961
Accounts payable and accrued expenses	(256,805)	(146,399)
Royalties payable	(265,104)	(259)
Net cash provided by (used in) operating activities	6,167,379	(1,187,415)

Cash flows from investing activities
Net proceeds from the sale of the Tullos Assets	—	4,420,868
Proceeds from other asset sales	—	31,582
Development of oil and natural gas properties	(7,411,549)	(4,109,932)
Acquisitions of oil and natural gas properties	(2,477,133)	(6,946,157)
Capital expenditures for other equipment	(28,041)	(79,305)
Purchases of certificates of deposit	(1,740,944)	—
Other assets	119	(1,375)
Net cash used in investing activities	(11,657,548)	(6,684,319)

Cash flows from financing activities
Proceeds from issuance of restricted stock	130	76
Purchase of treasury stock	(882,022)	—
Net cash provided by (used in) financing activities	(881,892)	76

Net decrease in cash and cash equivalents	(6,372,061)	(7,871,658)

Cash and cash equivalents, beginning of period	11,272,280	27,746,942

Cash and cash equivalents, end of period	$4,900,219	$19,875,284

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

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Recent Accounting Pronouncements (Continued)

Accounting for Business Combinations.  In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”), which replaces SFAS No. 141,  Business Combinations.  SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including non-controlling interests, contingent consideration, and certain acquired contingencies.  SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.  SFAS No. 141R will be applicable prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS No. 141R would have an impact on accounting for any businesses acquired after the effective date of this pronouncement.

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

Accounting for Earnings Per Share.  In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP No. EITF 03-6-1”).  FSP No. EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings Per Share.  FSP No. EITF 03-6-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008; early adoption is not permitted.  The adoption of FSP No. EITF 03-6-1 will be effective for us for interim and annual periods ending after July 1, 2009.  We are currently evaluating what the impact, if any, of FSP No. EITF 03-6-1 will have on our earnings per share.

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

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Sale of Oil and Natural Gas Properties (Continued)

The following unaudited pro forma consolidated financial information is presented for illustrative purposes only and presents the pro forma operating results for the Company for the three and nine months ended March 31, 2008 as though the disposition of our properties in the Tullos Field Area occurred on July 1, 2007.  The unaudited pro forma consolidated financial information is not intended to be indicative of the operating results that actually would have occurred if the transaction had been consummated at the beginning of the period presented, nor is the information intended to be indicative of future operating results.

The unaudited pro forma consolidated financial information for the three and nine month period ended March 31, 2008 are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2008		March 31, 2008
	As Reported	Pro Forma	As Reported	Pro Forma
Oil and natural gas revenues	$744,702	$351,884	$1,899,624	$422,306
Loss from operations	(980,974)	(1,058,866)	(3,570,019)	(3,802,261)
Net loss	(535,985)	(587,150)	(1,948,223)	(2,109,979)

Loss per common share — basic and diluted	$(0.02)	$(0.02)	$(0.07)	$(0.08)

Note 4 — Property and Equipment

We utilize the full cost method of accounting for costs related to the development and acquisition of oil and natural gas reserves.  Under this method, all such costs (productive and nonproductive), including salaries, benefits and other internal costs directly attributable to these activities are capitalized and amortized on an aggregate basis over the estimated lives of the properties using the units-of-production method. These capitalized costs, less accumulated amortization and related deferred income taxes (the “Net Capitalized Costs”), are subject to a “ceiling test” that limits such costs to the aggregate of the present value of future net revenues attributable to proved oil and natural gas reserves discounted at 10 percent (the “Standardized Measure”) plus the cost of properties not being amortized (pursuant to Reg. S-X Rule 4-10 (c)(3)(ii)), plus the lower of cost or estimated fair value of unproven properties included in the costs being amortized, and net of related income taxes (the “Ceiling”).  Any costs in excess of the Ceiling are written off as a non-cash expense.  The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling.  Full cost companies must use the prices in effect at the end of each fiscal quarter, with consideration of price changes only to the extent of contractual arrangements, to calculate the Standardized Measure.  Favorable price changes subsequent to the balance sheet date and prior to the release of financial statements may be considered to avoid an impairment.  The Ceiling determined with the Standardized Measure of our proved reserves, calculated based upon March 31, 2009 quoted market prices ($3.37 per MMBtu for Houston Ship Channel natural gas and $49.66 per barrel for NYMEX oil, adjusted for market differentials), exceeded our Net Capitalized Costs by approximately $180,000, or less than 1% of our net oil and natural gas property costs.  However, due to the increases in crude oil and natural gas prices subsequent to March 31, 2009, our Ceiling has increased over and above our Net Capitalized Costs, and as such, we did not have an impairment of our oil and natural gas properties as of March 31, 2009.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Property and Equipment  (Continued)

As of March 31, 2009 and June 30, 2008 our oil and natural gas properties and other property and equipment consisted of the following:

	March 31, 2009	June 30, 2008
Oil and natural gas properties
Property costs subject to amortization	$21,161,866	$13,924,844
Less: Accumulated depreciation, depletion, and amortization	(2,511,662)	(632,040)
Unproved properties not subject to amortization	9,845,303	8,754,429
Oil and natural gas properties, net	$28,495,507	$22,047,233

Other property and equipment
Furniture, fixtures and office equipment, at cost	259,882	231,841
Less: Accumulated depreciation	(100,201)	(70,814)
Other property and equipment, net	$159,681	$161,027

Unproved properties not subject to amortization includes unevaluated acreage of $7.8 and $6.8 million as of March 31, 2009 and June 30, 2008, respectively.  As of March 31, 2009, this acreage consists of properties in the Giddings Field, our projects in the Woodford Shale trend in Oklahoma, and our Neptune project in South Texas.  As of June 30, 2008, the unevaluated acreage consisted of properties in the Giddings Field and our projects in the Woodford Shale trend in Oklahoma.  Unproved properties also include approximately $2.0 million as of March 31, 2009 and June 30, 2008 of participating interests through separately acquired royalty and overriding royalty interests aggregating 7.4% of the Delhi Holt Bryant Unit in the Delhi Field in Louisiana.  Subject to industry conditions, evaluation of these properties is expected to be completed within three years.  Our evaluation of impairment of unproved properties occurs, at a minimum, on a quarterly basis.

The following table provides a summary of costs that are not being amortized as of March 31, 2009, by the fiscal year in which the costs were incurred:

		During the
		Nine Months Ended	During the Year Ended June 30,
		March 31,			2006 and
Costs excluded from amortization	Total	2009	2008	2007	Prior

Leasehold acquisition costs	$7,890,926	$1,452,174	$5,495,568	$943,184	$—
Royalty and overriding royalty interests	1,954,377	3,636	—	966,794	983,947
	$9,845,303	$1,455,810	$5,495,568	$1,909,978	$983,947

Note 5 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the nine months ended March 31, 2009:

Asset retirement obligations - July 1, 2008	$215,056
Liabilities incurred	185,770
Liabilities settled	(90,761)
Accretion expense	24,452
Revisions to previous estimates	268,377
Asset retirement obligations — March 31, 2009	$602,894

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Stockholders’ Equity

On August 19, 2008, the Board of Directors authorized the issuance of 46,795 shares of common stock to certain employees who elected to receive these shares in lieu of a portion of their fiscal 2008 cash bonus.  The value of the shares issued was $168,462, based on the fair market value on the date of issuance, or $3.60 per share.  See Note 7.

On October 30, 2008, we repurchased 788,200 shares of common stock at an average price of $1.10 per share, plus approximately $15,000 of transaction costs, from an unaffiliated accredited investor.  At this time, we currently have no plan to repurchase any more common shares.

On December 9, 2008, three outside directors each received 30,000 shares of restricted common stock, with a per share price of $1.20, as part of a compensation plan for outside directors.  The same outside directors each received 8,633 shares of restricted common stock, with a per share price of $4.17, as part of their compensation plan during the calendar year 2008.  All issuances of common stock were subject to vesting terms per individual stock agreements, which is generally one year for directors.

On January 16 and February 10, 2009, we issued 24,324 and 15,789 shares of restricted common stock, respectively, to Mr. Cagan as compensation for his services as a director, in lieu of the $5,000 monthly advisor fee previously paid to CMCP.   The 15,789 share award was elected by Mr. Cagan in lieu of cash retainers and fees for his board service during calendar 2009.   These issuances of common stock are subject to vesting terms per the individual stock agreements, which is generally one year for directors.

Note 7 — Stock-Based Incentive Plan

We have granted option awards to purchase common stock (the “Stock Options”) and restricted common stock awards  (“Restricted Stock”) to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  Option awards for the purchase of 600,000 shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 5,500,000 shares of common stock.  There are no shares available for grant under the 2003 Stock Plan and, as of March 31, 2009, 557,861 shares remain available for grant under the 2004 Stock Plan.

We have also granted common stock warrants, as authorized by the Board of Directors, to employees in lieu of cash bonuses or as incentive awards to reward previous service or provide incentives to individuals to acquire a proprietary interest in the Company’s success and to remain in the service of the Company (the “Incentive Warrants”).  These Incentive Warrants have similar characteristics of the Stock Options.  A total of 1,037,500 Incentive Warrants have been issued, with Board of Directors approval, outside of the EPM Stock Plans.

On August 19, 2008, the Board of Directors authorized the issuance of 46,795 shares of common stock from the 2004 Stock Plan to certain employees who elected to receive these shares in lieu of a portion of their fiscal 2008 cash bonus.  The value of the shares issued was $168,462, based on the fair market value on the date of issuance, or $3.60 per share.

Stock Options and Incentive Warrants

Non-cash stock-based compensation expense related to Stock Options and Incentive Warrants for the three month period ended March 31, 2009 and 2008 was $500,000 and $416,143, respectively.  Non-cash stock-based compensation expense related to Stock Options and Incentive Warrants for the nine month period ended March 31, 2009 and 2008 was $1,445,987 and $1,120,349, respectively.

During the nine months ended March 31, 2009, we granted Stock Options to purchase 591,090 shares of common stock under the 2004 Stock Plan with a weighted average exercise price of $4.27.  During the nine months ended March 31, 2008, we granted Stock Options to purchase 1,385,000 shares of common stock under the 2004 Stock Plan with a weighted average exercise price of $2.49.  The exercise price was determined based on the market price of the Company’s common stock on the date of grant.  The Stock Options granted during the nine months ended March 31, 2009 and 2008 generally vest quarterly, on a straight line basis, over a period of four years.  The Stock Options granted during the nine months ended March 31, 2009 and 2008 have a contractual life of seven and ten years, respectively.  The weighted average assumptions used to calculate the fair value of these Stock Options and the weighted average fair value of the Stock Options granted are as follows:

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stock-Based Incentive Plan (Continued)

	Nine Months Ended
	March 31,
	2009	2008
Expected volatility	87.1%	93.4%
Expected dividends	—	—
Expected term (in years)	4.6	6.1
Risk-free rate	3.10%	4.10%
Weighted-average grant date fair value of options granted	$2.62	$1.94

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

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of March 31, 2009, and the changes during the nine months then ended:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2008	5,483,500	$1.81

Granted	591,090	$4.27
Exercised	—	—
Canceled, forfeited, or expired	—	—

Stock Options and Incentive Warrants outstanding at March 31, 2009	6,074,590	$2.05	$1,789,330	6.7

Vested or expected to vest at March 31, 2009	6,074,590	$2.05	$1,789,330	6.7

Exercisable at March 31, 2009	4,244,263	$1.66	$1,702,874	6.4

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($1.88 as of March 31, 2009) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

There were no Stock Options or Incentive Warrants that were exercised during the nine months ended March 31, 2009 and 2008.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stock-Based Incentive Plan (Continued)

A summary of the status of our unvested Stock Options and Incentive Warrants as of March 31, 2009 and the changes during the nine months ended March 31, 2009, is presented below:

	Number of Stock Options and Incentive Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2008	2,003,437	$1.83

Granted	591,090	$2.62

Vested	(764,200)	$1.78

Forfeited	—	—

Unvested at March 31, 2009	1,830,327	$2.13

The total unrecognized compensation cost at March 31, 2009, relating to non-vested share-based compensation arrangements granted under the EPM Stock Plans and Incentive Warrants was $3,651,844.  Such unrecognized expense is expected to be recognized over a weighted average period of 2.6 years.  Unrecognized compensation related to non-vested share-based compensation arrangements are not adjusted for a decline in the underlying stock price subsequent to the date of the award.

Restricted Stock

For the nine months ended March 31, 2009, we issued 130,113 shares of restricted common stock to certain members of our board of directors.

For the nine months ended March 31, 2008, we issued 25,899 and 50,000 shares of restricted common stock to certain members of our board of directors and a consultant, respectively.

Stock-based compensation expense related to Restricted Stock grants for the three month period ended March 31, 2009 and 2008 was $37,285 and $77,729, respectively.  Stock-based compensation expense related to Restricted Stock grants for the nine month period ended March 31, 2009 and 2008 was $199,548 and $191,094, respectively.

The following table sets forth the Restricted Stock transactions for the nine months ended March 31, 2009:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2008	50,898	$4.11

Granted	130,113	$1.29

Vested	(50,898)	$4.11

Forfeited	—	—

Unvested at March 31, 2009	130,113	$1.29

At March 31, 2009, unrecognized stock compensation expense related to Restricted Stock grants totaled $123,783.  Such unrecognized expense will be recognized over a weighted average period of 0.8 years.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Supplemental Disclosure of Cash Flow Information

Our supplemental disclosures of cash flow information for the nine months ended March 31, 2009 and 2008 are as follows:

	Nine Months Ended
	March 31,
	2009	2008
Income taxes paid:	$15,000	$33,879

Income tax refunds and net operating loss carry-back received:	$4,052,631	—

Non-cash transactions:
Increase (decrease) in accounts payable used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties:	$(2,014,933)	$2,081,781
Oil and natural gas properties incurred through recognition of asset retirement obligations:	$454,147	$170,890
Common stock issued in lieu of a portion of 2008 cash bonus accrued at June 30, 2008:	$168,462	$—

Note 9 — Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits as of the date of adoption of FIN 48 and through March 31, 2009.

We recognized a tax benefit of 30% and 34% for the three months ended March 31, 2009 and 2008, respectively, and a tax benefit of 24% and 30% for the nine months ended March 31, 2009 and 2008, respectively.  Stock-based compensation expense related to our qualified incentive stock option awards is our most significant permanent difference in reconciling our income tax benefit at the statutory federal rate to our effective income tax benefit.

As of March 31, 2009, we expect to recover approximately $1.5 million in federal and state income taxes paid during the tax year ended June 30, 2007, arising from an estimated carry-back of income tax losses incurred during the nine months ended March 31, 2009.  Significant intangible drilling costs were incurred during the 2009 fiscal year, which we will elect to deduct for federal and state income tax purposes.  Under GAAP and specifically the full cost accounting method, intangible drilling costs are capitalized as part of oil and natural gas properties, and depleted using the unit-of-production method.  The deduction of intangible drilling costs creates a significant difference in the income tax and book basis of our oil and natural gas properties and resulted in an increase in our net deferred tax liability, from $2.9 million as of June 30, 2008, to $3.8 million as of March 31, 2009.

Note 10 — Related Party Transactions

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

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Related Party Transactions (Continued)

During the three months ended March 31, 2009 we did not pay CMCP any fee related to the Agreement.  During the nine months ended March 31, 2009, we expensed and paid $30,000, through monthly retainers of $5,000 through December 31, 2008.  During the three and nine months ended March 31, 2008, we expensed and paid CMCP $15,000 and $45,000, respectively, through monthly retainers of $5,000.  There were no other earned fees by CMCP during these periods.

See also Note 6 for equity transactions with related parties.

Note 11 — Earnings (loss) Per Share (“EPS”)

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Numerator
Net loss	$(1,036,617)	$(535,985)	$(1,891,951)	$(1,948,223)

Denominator
Weighted average number of common shares — basic and diluted	26,219,034	26,784,473	26,495,176	26,779,339

Net loss per common share — basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.07)

Total potentially dilutive securities outstanding as of March 31, 2009 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at March 31, 2009

Common stock warrants issued in connection with equity and financing transactions	$1.40	401,058
Stock Options and Incentive Warrants	$2.05	6,074,590
		6,475,648

Note 12 — Commitments and Contingencies

Environmental clean-up.  On August 3, 2007, we were advised of an oil spill in the Tullos Field near one of our leases. At the request of field agents of the Louisiana Department of Environmental Quality and the Environmental Protection Agency (“EPA”), we agreed to commence a clean-up operation that was completed by the end of August 2007. A detailed analysis of the oil in the spill compared to the Company’s produced oil was conducted by an EPA approved laboratory.  We believe that the oil in the spill did not originate from our operations, supported by the formal findings of the laboratory.  We received insurance reimbursements of $484,197 in October 2007, $217,668 in March 2008, and $75,514 in February 2009.  These reimbursements covered all of our actual cleanup costs except a $5,000 insurance deductible and excluding our legal fees, in-house administrative costs, and any possible EPA expense reimbursements and fines that might be billed.  As of March 31, 2009, we believe all matters related to this oil spill have been settled, with the exception of an invoice from the United States Coast Guard for approximately $20,000 for penalties and interest, which we believe is unsupported and plan to appeal.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Commitments and Contingencies (Continued)

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

Defendants have answered Plaintiffs’ suit denying all claims. Trial is set before a jury in Richland Parish for July 13, 2009.  We are vigorously contesting all of Plaintiffs’ claims.  The case is currently in discovery and, at this time, we are unable to predict the outcome.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of March 31, 2009 under this operating lease are as follows:

For the twelve months ended March 31,

2010	$138,089
2011	138,089
2012	152,037
2013	159,011
2014	159,011
Thereafter	371,026
Total	$1,117,263

Rent expense for the three months ended March 31, 2009 and 2008 was $39,232 and $35,466, respectively.  Rent expense for the nine months ended March 31, 2009 and 2008 was $110,165 and $106,399, respectively.

Employment Contracts.  We have entered into employment agreements with the Company’s three senior executives.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.   The total contingent obligation under the employment contracts as of March 31, 2009 is approximately $499,000.

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

Our most significant asset is within our EOR Initiative in the 13,636 acre Delhi Field, located in northeast Louisiana.  Our non-operated interests consist of 7.4% in overriding and mineral royalty interests and a 25% after pay-out reversionary working interest in the Delhi Field Holt Bryant Unit, along with a 25% working interest in certain other depths in the Delhi Field resulting from the Farmout we completed on June 12, 2006 with Denbury Onshore LLC, a subsidiary of Denbury Resources Inc. (“Denbury”) (the “Delhi Farmout”).  The Holt Bryant Unit is currently being redeveloped by the operator, Denbury, using CO2 enhanced oil recovery technology and a dedicated portion of Denbury’s proved CO2 reserves in the Jackson Dome, located approximately 100 miles east of Delhi.  According to public presentations released by Denbury, injection of CO2 is expected to begin in the third quarter of calendar 2009, followed by projected increases in oil production about early 2010.

Since our closing of the Delhi Farmout, we have focused on developing projects in our other initiatives, particularly through conventional redevelopment of bypassed resources in the Giddings Field using horizontal drilling methods, the leasing of unconventional gas shale projects in the Woodford Shale Trend in Oklahoma and the leasing of Neptune, a heavy oil project in S. Texas.  Conceptually, our plan going forward can be illustrated as follows:

As indicated by the above chart, (volumes are representative and not to scale), we are funding our development projects in the Giddings Field and leasing and development activities in our gas shale projects from our working capital resources.  We expect that net cash flows from our properties in the Giddings Field, our current cash resources and cash flows from the Delhi Project will be used to fund full development our gas shale projects and other new projects.  We may utilize project financing in the future for both Giddings and our gas shale projects.

Our long term strategy and primary focus continue to be on increasing share value through the identification and acquisition of resources and conversion of those resources into proved reserves through our expertise and technology.  Near term, our focus is on (i) project identification and leasing of reserves that we believe will be categorized as proved undeveloped, and (ii) selective drilling activities to move existing reserves into the proved category.  We are emphasizing long term share value maintenance and growth over near term earnings during the current period of low commodity prices.

Highlights for our Third Quarter Fiscal Year 2009

•                 The CO2 Pipeline to our Delhi Field has been completed.  On May 5, 2009, the operator reported that the 78 mile Delta Pipeline from Tinsley Field to our Delhi Field has been completed, tested and CO2 fill into the pipeline has begun.

•                 The redeployment of our proceeds from the sale of our properties in the Tullos Field Area into the Giddings Field continues to generate positive results.

Sales volumes increased 346% during our third quarter in fiscal year 2009 versus our third quarter in fiscal year 2008.  Our increase in sales volumes for the quarter were solely attributable to our production in the Giddings Field.  Our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for approximately 45% of total sales volumes for the three months ended March 31, 2008.  Production during March 2009 averaged 482 gross (386 net) BOE per day, despite two key wells producing for only two-thirds of the month.

We completed two new re-entry wells in the third fiscal quarter of 2009.  The first fiscal 2009 Giddings Field re-entry well, the Hilton Yegua #1, was completed and placed on production during mid-January 2009.  A second re-entry well, the Pearson #1, was completed and placed on production in late January 2009.  We own a 100% working interest and approximately 79% revenue interest in the two wells.

We lowered our field income break-even point by 58%.  During the quarter ended March 31, 2009, lifting costs (lease operating and severance tax, on a combined per unit of sales basis) were $6.88 and depletion rates were $17.57 per BOE at our Giddings Field, equaling a field income break-even point of $24.45 per BOE.  This compares to lifting costs of $44.63 and a depletion rate of $13.29 per BOE, equaling a field income break-even point of $57.92 per BOE for the last full fiscal quarter of production prior to divestiture in early March 2008.

•                 The product prices we received declined 65% year over year and declined 31% sequentially.  During the quarter ended March 31, 2009, we received $27.27 per BOE, as compared to $77.82 per BOE during the three months ended March 31, 2008, and $39.78 per BOE during the three months ended December 31, 2008.

•                 We remained financially strong.

We ended the quarter with $7.5 million of working capital, compared to $7.6 million at December 31, 2008 and $13.6 million at June 30, 2008.  At March 31, 2009, working capital included $6.6 million of cash and cash equivalents, and short-term certificates of deposit, and $1.5 million of recoverable income taxes arising from current year tax losses being carried back to a prior tax year.   We incurred $8.3 million in capital expenditures for oil and natural gas leasehold and development costs during the nine months ended March 31, 2009, which was funded by working capital.  We continue to have no short or long term funded debt other than our payables incurred in the ordinary course of business.

We protected our short-term investments during difficult credit market conditions.  We have continually avoided structurally enhanced investment securities, auction rate securities and other higher risk credit instruments.  Instead, we relied upon lower yielding U.S. Government Agency money market funds through July 2008, when we shifted all of our cash equivalents into short-term U.S. Treasury money market funds.  During the second quarter of fiscal 2009, we redeployed some of our cash and cash equivalents into certificates of deposit that mature within a year and that are fully insured by the FDIC.

We are still debt free, and expect to remain so during fiscal 2009.

Looking Forward in 2009

•                 We will maintain our focus on increasing underlying value per share by converting unproved resources to proved reserves.

Our Delhi CO2 project is nearing production:

•                 CO2 pipeline fill will continue through the second calendar quarter of 2009.

•                 Final commissioning of the pipeline is expected in June 2009.

•                 A rig will be mobilized for additional field work in the second calendar quarter of 2009.

•                 CO2  reservoir injection is scheduled for the summer of 2009.

•                 The CO2 processing facility is scheduled to be operational in the fourth calendar quarter of 2009.

•                 First oil production is expected to begin within six months following first field injection of CO2 , or sometime around early calendar 2010.  We believe that production response in the Delhi Field resulting from the injection of CO2 will lead to a substantial addition to our net proved reserves.

We expect to initiate pilot drilling within our shallow Woodford Shale projects. Current plans for fiscal 2009 include the drilling or re-entry of up to three vertical wells to depths of about 1,500 feet to utilize air drilling to develop what we believe will be substantial low cost gas reserves.

We expect to initiate development drilling within our Neptune heavy oil project in South Texas.  We completed the leasing of approximately 1,500 net acres where we intend to drill infill (or downspaced) wells within an existing moderately heavy oil field.  Production in this field by another operator has established proved reserves on infill spacing.  We also expect to apply our specialized completion technology to further enhance recovery.

Further declines of oil and natural gas prices could result in a significant impairment of our full-cost pool. The current recessionary economic environment has resulted in lower demand for oil and natural gas, resulting in volatile commodity price.  Commodity prices at March 31, 2009 ($3.37 per MMBtu for Houston Ship Channel natural gas and $49.66 per barrel for NYMEX oil, adjusted for market differentials), would have caused an impairment of our oil and natural gas properties of approximately $180,000, or less than 1% of our net oil and natural gas property costs.  However, due to the increases in crude oil and natural gas prices subsequent to March 31, 2009, we did not recognize and impairment of our oil and natural gas properties as of March 31, 2009.  Our depletion rate decreased from $19.56 per barrel to $17.57 per barrel during the three months ended March 31, 2009 due to revision of estimated future development costs associated with our proved undeveloped reserves.  Natural gas prices at the wellhead declined from $5.23 per mcf in December 2008 to $3.25 per mcf in March 2009, offset partially by the increase in received oil price from $40.06 to $44.71 per barrel.  Receipts per BOE declined dramatically during the quarter, offset in part by continuing declines in oil field service and drilling costs.  Prices have improved subsequent to March 31, 2009 as of early May 2009.

•                 Reductions in General and Administrative Costs

We expect a 10% reduction in our fully burdened payroll expenses starting in mid- fourth quarter of fiscal 2009.  During April 2009, we reduced our headcount by two full time employees and one contractor, bringing our staff to eleven full-time employees and two contractors.  We are also reviewing all recurring costs and operations for potential savings.

Liquidity and Capital Resources

Our primary liquidity needs are to fund strategic property acquisitions, our drilling program, and operating costs.   As disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2008, we revised our 2009 capital expenditures budget for fiscal 2009 (the “Revised 2009 Plan”), reducing the overall program by more than half to less than $10 million.  Due to our positive working capital, cash flows from producing properties, no debt and no near term expiring leases, we believe we have the ability to fund or further adjust our capital expenditure budget to capture select opportunities that may arise for the benefit of our shareholders, without the need of additional financing.  Therefore, we believe that our current sources of liquidity are sufficient to fund our ongoing cash requirements.

At March 31, 2009, our working capital was $7.5 million and we continued to be debt free.  This compares to working capital of $13.6 million at June 30, 2008.  The decrease in working capital of $6.1 million since June 2008 was due to cash of $9.9 million used for investing activities, primarily for investments in oil and natural gas properties, cash used of  $0.9 million to repurchase our common stock, a decrease of $4.2 million in receivables and other current assets, primarily from the collection of oil and gas receivables and income tax receivables, partially offset by cash of $6.2 million provided by operations and a decrease of $2.7 million in current liabilities, primarily due to payments made on accounts payable for costs incurred for our drilling program.

Cash flows provided by operating activities for the nine months ended March 31, 2009 were $6.2 million.  Cash flows provided by operations includes cash proceeds of $6.4 million from oil and natural gas production primarily from our properties in the Giddings Field, cash proceeds of $0.1 million from interest income, cash proceeds of $4.1 million from income tax refunds, primarily from our 2008 tax year net operating loss carry-back, offset by cash payments of $0.1 million for settling liabilities associated with our asset retirement obligations and $4.3 million of cash payments for operating activities, including lease operating expenses, production taxes, and salaries and wages.  This compares to $1.2 million of cash used in operations for the nine months ended March 31, 2008, which includes $1.7 million of cash proceeds from oil and natural gas production primarily from our properties in the Tullos Field Area, which we sold on March 3, 2008, and cash proceeds from interest income of $0.8 million, offset by $3.7 million of cash payments for operating activities, including lease operating expenses, production taxes, and salaries and wages.

Cash flows used in investing activities totaled $11.7 million during the nine months ended March 31, 2009, which includes the purchase of short-term certificates of deposit of $1.8 million.  Our remaining investing activities of $9.9 million were primarily for development activities in the Giddings Field and leasehold acquisition costs in the Giddings Field, our Woodford Shale projects in Oklahoma and our Neptune project in South Texas.  The $9.9 million includes net payments on accounts payable of $2.0 million from June 30, 2008, relating to expenditures for oil and natural gas properties incurred in the prior fiscal period, thus $7.9 million of cash was used for oil and gas properties incurred during this fiscal year.  During the nine months ended March 31, 2008, approximately $11.1 million of cash was used for investments to acquire and develop oil and natural gas property interests and other property and equipment, primarily for investments in oil and natural gas properties at the Giddings Field, and does not include approximately $2.1 million net increase in accounts payable from July 1, 2007 through March 31, 2008, relating to expenditures on oil and natural gas properties.  The sale of the Tullos Assets partially offset our development and acquisition activities by providing net proceeds of approximately $4.4 million for the nine months ended March 31, 2008.

Cash flows used in financing activities for the nine months ended March 31, 2009 were $0.9 million.  On October 30, 2008, we repurchased 788,200 shares of common stock at an average price of $1.10 per share, plus approximately $15,000 of transaction costs, from an unaffiliated accredited investor.  Cash flows from financing activities for the nine months ended March 31, 2008 were insignificant.

We incurred $8.3 million of capital expenditures for oil and natural gas leasehold and development costs during the nine months ended March 31, 2009, which includes $0.4 million related to the recognition of asset retirement obligations.  Of the $8.3 million, $2.2 million was incurred for leasehold acquisitions and $6.1 million was incurred for development activities.  Development activities were in the Giddings Field and leasehold acquisition costs were for properties in the Giddings Field, our Woodford Shale projects in Oklahoma and our Neptune project in South Texas.  We incurred approximately $13.3 million in capital expenditures for oil and natural gas leasehold and development costs during the nine months ended March 31, 2008, which includes $0.2 million related to the recognition of asset retirement obligations.  Of the $13.3 million, $6.6 million was incurred for leasehold acquisitions and $6.7 million for development costs, primarily in the Giddings Field.

Since our wells in the Giddings Field tend to produce a large portion of their reserves relatively quickly, and due to continued economic uncertainty, we believe that it is in our shareholders’ best interests, and consistent with our focus on increasing share value, to slow the development of our properties in the Giddings Field until expectations of higher commodity prices may be realized.  Our Revised 2009 Plan provided for drilling up to three re-entry wells in the Giddings Field, which is a reduction from the previous ten well re-entry plan, subject to future changes in commodity prices and market conditions.  The first fiscal 2009 Giddings Field re-entry well, the Hilton Yegua #1, was completed and placed on production in mid-January 2009.  A second re-entry well, the Pearson #1, began drilling in late December 2008 and was completed and placed on production by late January 2009.  We own a 100% working interest and approximately 79% revenue interest in the two wells.

Additionally, during the fourth quarter of our fiscal year 2009, we are planning initial test drilling or re-entry of up to three low-cost vertical wells within our shallow Woodford Shale project in Oklahoma.  It is our intention to potentially quantify and convert that potential resource into higher graded reserves.  Similarly, we expect to initiate drilling of low cost development wells in our new South Texas project beginning the summer of 2009, subject to the price of crude oil, with the expectation of potentially establishing additional proved reserves of moderately heavy oil associated with water at shallow depths.

Results of Operations

Three months ended March 31, 2009 compared with the three months ended March  31, 2008

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended
	March 31			%
	2009	2008	Variance	change

Production Volumes, net to the Company:

Crude oil (Bbl)	8,953	6,540	2,413	37%

Natural gas liquids (“NGLs”) (Bbl)	15,091	1,606	13,485	840%

Natural gas (Mcf)	112,176	12,287	99,889	813%
Crude oil, NGLs and natural gas (BOE)	42,740	10,194	32,546	319%

Sales Volumes, net to the Company:

Crude oil (Bbl)	8,911	5,915	2,996	51%

NGLs (Bbl)	15,091	1,606	13,485	840%

Natural gas (Mcf)	112,176	12,287	99,889	813%
Crude oil, NGLs and natural gas (BOE)	42,698	9,569	33,129	346%

Revenue data:

Crude oil	$351,684	$554,498	$(202,814)	(37)%

NGLs	350,891	90,405	260,486	288%

Natural gas	461,889	99,799	362,090	363%
Total revenues	$1,164,464	$744,702	$419,762	56%

Average price:
Crude oil (per Bbl)	$39.47	$93.74	$(54.27)	(58)%
NGLs (per Bbl)	23.25	56.29	(33.04)	(59)%
Natural gas (per Mcf)	4.12	8.12	(4.00)	(49)%
Crude oil, NGLs and natural gas (per BOE)	$27.27	$77.82	$(50.55)	(65)%

Expenses (per BOE)
Lease operating expenses and production taxes	$6.88	$32.72	$(25.84)	(79)%
Depletion expense on oil and natural gas properties (a)	$17.57	$13.55	$4.02	30%

(a)          Excludes depreciation of furniture and fixtures of $9,769 and $9,465, for the three months ended March 31, 2009 and 2008, respectively.

Net loss.  For the three months ended March 31, 2009, we reported a net loss of $1,036,617, or $0.04 loss per share (which includes $1.3 million of non-cash charges related to stock-based compensation, depreciation, depletion, and amortization, and accretion on asset retirement obligations) on total oil and natural gas revenues of $1,164,464.  This compares to a net loss of $535,985, or $0.02 loss per share (which included approximately $0.6 million of non-cash charges related to stock based compensation, depreciation, depletion, and amortization, and accretion on asset retirement liabilities), on total oil and natural gas revenues of $744,702 for the three months ended March 31, 2008.  The increase in loss is attributable to an increase in operating costs of  $927,613 (primarily related to an increase in non-cash charges as noted above), a decrease in interest income of $156,990, offset by an increase in revenues of $419,762 and an increase in our income tax benefit of $164,209.  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the three months ended March 31, 2009 increased 346% to 42,698 BOE, compared to 9,569 BOE for the three months ended March 31, 2008.  The increase in sales volumes is due to production of crude oil, NGLs and natural gas from our properties in the Giddings Field.  Our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for 45% of total sales volumes for the three months ended March 31, 2008.

Production.  Oil production will vary from oil sales volumes by changes in crude oil inventories, which are included in total proved reserves.  Crude oil, NGLs and natural gas production for the three months ended March 31, 2009 increased 319% to 42,740 BOE, compared to 10,194 BOE for the three months ended March 31, 2008.  The increase is due to crude oil, NGLs and natural gas production from our properties in the Giddings Field.  Production from our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for 48% of production for the three months ended March 31, 2008.

Oil, NGLs and Natural Gas Revenues.  Crude oil, NGLs and natural gas revenues for the three months ended March 31, 2009 increased 56% from the comparable quarter in the previous fiscal year.  This was due to an increase in sales volumes of crude oil, NGLs, and natural gas during the three months ended March 31, 2009 from our properties in the Giddings Field, whereas our sales volumes from our properties in the Giddings Field during the three months ended March 31, 2008, accounted for 55% of total net production sold.  Increased production was substantially offset by a 65% decline in the average price received per BOE, from $78 per BOE for the three months ended March 31, 2008 to $27 per BOE for the three months ended March 31, 2009.  Our properties in the Giddings Field generated almost 100% of our revenues for the three months ended March 31, 2009.  Oil revenues from our properties in the Tullos Field Area, which was sold in March 2008, accounted for 53% of total revenues for the three months March 31, 2008.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the three months ended March 31, 2009 decreased approximately 9% from the comparable quarter in the prior fiscal year.    Fewer higher producing wells in the Giddings Field compared to numerous lower producing wells in the Tullos Field Area are contributing more efficient operations and decreasing lease operating costs, which is partially offset by higher production taxes in the Giddings Field as compared to the Tullos Field Area where 48% of our production was during the previous period.  The higher production taxes are due to higher revenues in our Texas properties compared to our production from our Louisiana properties in the comparable quarter in the previous fiscal year, even after adjusting for the Texas limited severance tax holiday on wells restored to production.  On a BOE basis, lease operating expenses (including production severance taxes) decreased by 79% over the comparable three month period in the prior fiscal year, due to the reasons discussed above.

General and Administrative Expenses (“G&A”).  G&A expenses increased 26% to $1.6 million for the three months ended March 31, 2009, compared to $1.3 million for the three months ended March 31, 2008.  A large portion of the increase in G&A is due to the completion of the Giddings drilling program in early February 2009, whereas a portion of the salary costs of engineers and other employees, that were directly associated and capitalized with the drilling program, are currently being charged to G&A.  For the three months ended March 31, 2009 and 2008, these costs totaled $36,906 and $245,931, respectively, an increase in G&A of $209,025.  Also contributing to the increase was non-cash stock-based compensation of  $537,285 (34% of total G&A) and $493,872 (39% of total G&A) for the three months ended March 31, 2009 and 2008, respectively.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies.  A third major contributor to the increase is legal expense associated with the Delhi litigation in the amount of $146,962 for the quarter ended March 31, 2009.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A increased by $620,750 to $759,836 for the three months ended March 31, 2009, compared to $139,086 for the three months ended March 31, 2008.  The increase is primarily due to a higher depletion rate ($17.57 vs. $13.55) per BOE and a 346% increase in sales volumes.  The increase in the depletion rate is due to the higher development cost of PUDs in the Giddings Field that we added in amount far in excess of the volume of lower cost PDP’s in our properties in the Tullos Field Area, which we sold in March 2008.  Proved reserves in the Giddings Field typically are higher cost, but higher valued, compared to the long life, high operating cost proved reserves in the Tullos Field Area.

Interest Income.  Interest income for the three months ended March 31, 2009 decreased $156,990 to $8,024, compared to $165,014 for the three months ended March 31, 2008.  The decrease in interest income is due to lower available cash balances, including certificates of deposit, averaging $8.3 million during the three months ended March 31, 2009, as compared to cash balances averaging $20.7 million during the three months ended March 31, 2008, combined with a lower interest rate environment during the three months ended March 31, 2009.  The lower cash balance is primarily due to cash used to pay for additions to our oil and natural gas properties.

Nine months ended March 31, 2009 compared with the nine months ended March 31, 2008

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Nine Months Ended
	March 31			%
	2009	2008	Variance	change

Production Volumes, net to the Company:

Crude oil and natural gas liquids (Bbl)	29,008	20,382	8,626	42%

Natural gas liquids (“NGLs”) (Bbl)	33,836	1,993	31,843	1,598%

Natural gas (Mcf)	240,251	15,904	224,347	1,411%
Crude oil, NGLs and natural gas (BOE)	102,886	25,026	77,860	311%

Sales Volumes, net to the Company:

Crude oil (Bbl)	28,844	19,875	8,969	45%

NGLs (Bbl)	33,836	1,993	31,843	1,598%

Natural gas (Mcf)	240,251	15,904	224,347	1,411%
Crude oil, NGLs and natural gas (BOE)	102,722	24,519	78,203	319%

Revenue data:

Crude oil	$2,337,948	$1,664,648	$673,300	40%

NGLs	1,341,629	111,699	1,229,930	1101%

Natural gas	1,431,655	123,277	1,308,378	1061%
Total revenues	$5,111,232	$1,899,624	$3,211,608	169%

Average price:
Crude oil (per Bbl)	$81.05	$83.76	$(2.71)	(3)%
NGLs (per Bbl)	39.65	56.05	(16.40)	(29)%
Natural gas (per Mcf)	5.96	7.75	(1.79)	(23)%
Crude oil, NGLs and natural gas (per BOE)	$49.76	$77.48	$(27.72)	(36)%

Expenses (per BOE)
Lease operating expenses and production taxes (a)	$10.08	$40.07	$(29.99)	(75)%
Depletion expense on oil and natural gas properties (b)	$18.30	$13.34	$4.96	37%

(b)         Excludes non-recurring expenses related to the oil spill in the Tullos Field Area of $7,418 and $35,417, for the nine months ended March 31, 2009 and 2008, respectively.

(c)          Excludes depreciation of furniture and fixtures of $29,387 and $45,586, for the nine months ended March 31, 2009 and 2008, respectively.

Net loss.  For the nine months ended March 31, 2009, we reported a net loss of $1,891,951, or $0.07 in loss per share (which includes $3.6 million of non-cash charges related to stock-based compensation, depreciation, depletion, and amortization, and accretion on asset retirement obligations) on total oil and natural gas revenues of $5,111,232.  This compares to a net loss of $1,948,223, or $0.07 loss per share (which, included approximately $1.7 million of non-cash charges related to stock based compensation, depreciation, depletion, and amortization, and accretion on asset retirement obligations), on total oil and natural gas revenues of $1,899,624 for the nine months ended March 31, 2008.  An increase in our revenues of $3,211,608 was offset by increases in operating costs of $2,229,229 (primarily related to an increase in non-cash charges as noted above), a decrease in interest income of $673,383, and a decrease in our income tax benefit of $252,724.  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the nine months ended March 31, 2009 increased 319% to 102,722 BOE, compared to 24,519 BOE for the nine months ended March 31, 2008.  The increase in sales volumes is due to production of crude oil, NGLs and natural gas from our properties in the Giddings Field.  Our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for 73% of total sales volumes for the nine months ended March 31, 2008.

Production.  Oil production will vary from oil sales volumes by changes in crude oil inventories, which are included in total proved reserves.  Crude oil, NGLs and natural gas production for the nine months ended March 31, 2009 increased 311% to 102,886 BOE, compared to 25,026 BOE for the nine months ended March 31, 2008.  The increase is due to crude oil, NGLs and natural gas production from our properties in the Giddings Field.  Production from our properties in the Tullos Field Area, which were sold on March 3, 2008, accounted for 73% of production for the nine months ended March 31, 2008.

Oil, NGLs and Natural Gas Revenues.  Crude oil, NGLs and natural gas revenues for the nine months ended March 31, 2009 increased 169% from the nine months ended March 31, 2008.  This was due to an increase in sales volumes of crude oil, NGLs, and natural gas during the nine months ended March 31, 2009 from our properties in the Giddings Field, whereas our sales volumes from our properties in the Giddings Field during the nine months ended March 31, 2008, accounted for 27% of total net production sold.  Increased production was substantially offset by a 36% decline in the average price received per BOE, from $77 per BOE for the nine months ended March 31, 2008 to $50 per BOE for the nine months ended March 31, 2009.  Our properties in the Giddings Field generated almost 100% of our revenues for the nine months ended March 31, 2009.  Oil revenues from our properties in the Tullos Field Area, which was sold in March 2008, accounted for 78% of total revenues for the nine months March 31, 2008.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the nine months ended March 31, 2009 increased approximately 2% from the comparable nine month period in the prior fiscal year.  The increase for the nine months ended March 31, 2009 is attributable to higher production taxes in the Giddings Field as compared to the Tullos Field Area where the majority of our production was during the previous period.  The higher production taxes are due to higher revenues in our Texas properties compared to our production from our Louisiana properties in the comparable period in the previous fiscal year, even after adjusting for the Texas limited severance tax holiday on wells restored to production.  The higher production taxes was partially offset by a decrease in lease operating costs, due to fewer higher producing wells in the Giddings Field compared to numerous lower producing wells in the Tullos Field Area.  On a BOE basis, lease operating expenses (including production severance taxes) decreased by 75% over the comparable nine month period in the prior fiscal year, due to increased production at Giddings in the current period as compared to our properties in the Tullos Field Area in the comparable prior year period.

General and Administrative Expenses (“G&A”).  G&A expenses increased 16% to $4.7 million for the nine months ended March 31, 2009, compared to $4.1 million for the nine months ended March 31, 2008.  Higher overall compensation expenses for new hires, and including non-cash stock-based compensation, accounted for the majority of the increase.  New hires were associated with a build up of our infrastructure to accommodate our operations in the Giddings Field.  Non-cash stock-based compensation expense was $1,645,535 (35% of total G&A) and $1,311,443 (32% of total G&A) for the nine months ended March 31, 2009 and 2008, respectively.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies.  Also contributing to the increase is legal expense associated with the Delhi litigation in the amount of $254,401 for the nine months ended March 31, 2009.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A increased by $1,536,364 to $1,909,009 for the nine months ended March 31, 2009, compared to $372,645 for the nine months ended March 31, 2008.  The increase is primarily due to a higher depletion rate ($18.30 vs. $13.34) per BOE and a 319% increase in sales volumes.  The increase in the depletion rate is due to the higher development cost of PUDs in the Giddings Field that we added in amount far in excess of the volume of lower cost PDP’s in our properties in the Tullos Field Area, which we sold in March 2008.  Proved reserves in the Giddings Field typically are higher cost, but higher valued, compared to the long life, high operating cost proved reserves in the Tullos Field Area.

Interest Income.  Interest income for the nine months ended March 31, 2009 decreased $673,383 to $99,452, compared to $772,835 for the nine months ended March 31, 2008.  The decrease in interest income is due to lower available cash balances averaging $9.4 million during the nine months ended March 31, 2009, as compared to cash balances averaging $23.8 million during the nine months ended March 31, 2008, combined with a lower interest rate environment during the nine months ended March 31, 2009.  The lower cash balance is primarily due to cash used to pay for additions to our oil and natural gas properties.

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually high price increases.  With the general rise in the price of oil and natural gas products over the last three years, increased prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services, have also increased, thereby escalating our lease operating expenses and our capital expenditures.  Most recently, we have seen a precipitous decline in both petroleum product prices, drilling and oilfield services, although product prices, operating costs and development costs may not always move in tandem.  Such declines as of March 31, 2009 are reflected in our ceiling test calculations.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the third quarter ending March 31, 2009.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended March 31, 2009, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended June 30, 2008 except as noted below.  As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended June 30, 2008.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2009 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 3, 2007, we were advised of an oil spill in the Tullos Field near one of our leases. At the request of field agents of the Louisiana Department of Environmental Quality and the Environmental Protection Agency (“EPA”), we agreed to commence a clean-up operation that was completed by the end of August 2007. A detailed analysis of the oil in the spill compared to the Company’s produced oil was conducted by an EPA approved laboratory.  We believe that the oil in the spill did not originate from our operations, supported by the formal findings of the laboratory.  We received insurance reimbursements of $484,197 in October 2007, $217,668 in March 2008, and $75,514 in February 2009.  These reimbursements covered all of our actual cleanup costs except a $5,000 insurance deductible and excluding our legal fees, in-house administrative costs, and any possible EPA expense reimbursements and fines that might be billed.  As of March 31, 2009, we believe all matters related to this oil spill have been settled, with the exception of an invoice from the United States Coast Guard for approximately $20,000 for penalties and interest, which we believe is unsupported, and plan to appeal.

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

Defendants have answered Plaintiffs’ suit denying all claims. Trial is set before a jury in Richland Parish for July 13, 2009.  We are vigorously contesting all of Plaintiffs’ claims.  The case is currently in discovery and, at this time, we are unable to predict the outcome.

ITEM 1A. RISK FACTORS

See risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 and subsequent updates in the Company’s quarterly reports on Form 10-Q for the periods ended September 30, 2008 and December 31, 2008.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On February 1, 2009, we entered into a gas purchase and sale agreement, through our wholly owned subsidiary Evolution Operating Co., Inc., with Copano Field Services/Upper Gulf Coast, L.P. (the “Buyer”), whereas the Buyer will purchase 100% of the gas delivered from certain wells in the Giddings Field owned by us at 91% of the IF HSC Index.  The primary term of this gas purchase and sale agreement is through March 1, 2014, and will continue from month to month thereafter unless terminated by either party upon by 30 days written notice.  The foregoing description of this agreement is qualified in its entirety by reference to the agreement, which is attached hereto as Exhibit 10.1.

ITEM 6. EXHIBITS

A.           Exhibits

10.1	Gas Purchase and Sale Agreement Between Copano Field Services/Upper Gulf Coast, L.P. (“Buyer”) and Evolution Operating Co., Inc. (“Seller”)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION PETROLEUM CORPORATION

(Registrant)

Date: May 15, 2009	By:	/s/ STERLING H. MCDONALD
Sterling H. McDonald
Vice-President and Chief Financial Officer
Principal Financial and Accounting
Officer