Form 10-Q
period 2010-03-31
EVOLUTION PETROLEUM CORP
filed 2010-05-14
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of May 14, 2010, was 27,150,278.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	June 30,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$3,845,942	$3,891,764
Certificates of deposit	1,350,000	2,059,147
Receivables
Oil and natural gas sales	617,184	532,318
Income taxes	25,200	—
Other	65,041	172,314
Income taxes recoverable	—	2,055,802
Prepaid expenses and other current assets	201,055	162,441
Total current assets	6,104,422	8,873,786

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties — full-cost method of accounting, of which $10,752,249 and $9,819,465 at March 31, 2010 and June 30, 2009, respectively, were excluded from amortization.	29,952,146	28,751,178
Other property and equipment	112,474	150,697
Total property and equipment	30,064,620	28,901,875

Other assets	57,335	53,162

Total assets	$36,226,377	$37,828,823

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$443,680	$690,639
Accrued liabilities	109,272	171,052
Royalties payable	273,016	218,477
State taxes payable	—	157,736
Total current liabilities	825,968	1,237,904

Long-term liabilities
Deferred income taxes	2,854,110	3,721,317
Asset retirement obligations	780,681	664,710
Stock bonus (Note 5)	—	370,440
Accrued compensation	315,000	—
Deferred rent	80,691	77,858

Total liabilities	4,856,450	6,072,229

Commitments and contingencies (Note 10)

Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; par value $0.001; 100,000,000 shares authorized; issued 27,931,101 shares and 27,318,517 shares as of March 31, 2010 and June 30, 2009, respectively; outstanding 27,142,901 shares and 26,530,317 shares as of March 31, 2010 and June 30, 2009, respectively	27,931	27,318
Additional paid-in capital	17,995,874	16,424,868
Retained earnings	14,228,144	16,186,430
	32,251,949	32,638,616
Treasury stock, at cost, 788,200 shares as of March 31, 2010 and June 30, 2009.	(882,022)	(882,022)

Total stockholders’ equity	31,369,927	31,756,594

Total liabilities and stockholders’ equity	$36,226,377	$37,828,823

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Revenues
Crude oil	$469,418	$351,684	$1,428,915	$2,337,948
Natural gas liquids	282,400	350,891	847,923	1,341,629
Natural gas	539,563	461,889	1,385,872	1,431,655
Total revenues	1,291,381	1,164,464	3,662,710	5,111,232

Operating Costs
Lease operating expense	399,833	255,710	1,134,607	905,020
Production taxes	5,432	29,750	40,258	137,522
Depreciation, depletion and amortization	505,445	759,836	1,673,344	1,909,009
Accretion of asset retirement obligations	15,562	12,591	45,100	24,452
General and administrative *	1,194,872	1,595,402	3,701,584	4,722,869
Total operating costs	2,121,144	2,653,289	6,594,893	7,698,872

Loss from operations	(829,763)	(1,488,825)	(2,932,183)	(2,587,640)

Other income
Interest income	18,776	8,024	47,785	99,452

Net loss before income tax benefit	(810,987)	(1,480,801)	(2,884,398)	(2,488,188)

Income tax benefit	259,466	444,184	926,112	596,237

Net loss	$(551,521)	$(1,036,617)	$(1,958,286)	$(1,891,951)

Loss per common share
Basic and Diluted	$(0.02)	$(0.04)	$(0.07)	$(0.07)

Weighted average number of common shares
Basic and Diluted	27,144,174	26,248,076	26,959,713	26,515,395

*General and administrative expenses for the three month period ended March 31, 2010 and 2009 included non-cash stock-based compensation expense of $384,701 and $537,285, respectively. General and administrative expenses for the nine month period ended March 31, 2010 and 2009 included non-cash stock-based compensation expense of $1,201,137 and $1,645,535, respectively.

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(1,958,286)	$(1,891,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	1,673,344	1,909,009
Stock-based compensation	1,201,137	1,645,535
Accretion of asset retirement obligations	45,100	24,452
Settlement of asset retirement obligations	—	(90,761)
Deferred income taxes	(867,207)	889,419
Accrued compensation	315,000	—
Deferred rent	2,833	2,833
Other	4,678	4,678
Changes in operating assets and liabilities
Receivables from oil and natural gas sales	(84,866)	1,578,347
Receivables from income taxes and other	2,137,875	2,474,698
Prepaid expenses and other current assets	(38,614)	147,707
Accounts payable and accrued expenses	(121,058)	(256,805)
Royalties payable	54,539	(265,104)
State taxes payable	(157,736)	—
Net cash provided by operating activities	2,206,739	6,172,057

Cash flows from investing activities
Development of oil and natural gas properties	(2,767,758)	(7,411,549)
Acquisitions of oil and natural gas properties	(185,141)	(2,477,133)
Capital expenditures for other equipment	—	(28,041)
Purchases of certificates of deposit	(1,350,000)	(1,740,944)
Maturities of certificates of deposit	2,059,147	—
Other assets	(8,851)	(4,559)
Net cash used in investing activities	(2,252,603)	(11,662,226)

Cash flows from financing activities
Proceeds from the issuance of restricted common stock	42	130
Purchase of treasury stock	—	(882,022)
Net cash provided by (used in) financing activities	42	(881,892)

Net decrease in cash and cash equivalents	(45,822)	(6,372,061)

Cash and cash equivalents, beginning of period	3,891,764	11,272,280

Cash and cash equivalents, end of period	$3,845,942	$4,900,219

Our supplemental disclosures of cash flow information for the nine months ended March 31, 2010 and 2009 are as follows:

	Nine Months Ended March 31,
	2010	2009
Income taxes paid	$251,800	$15,000

Income tax refunds and carry backs received	$2,095,126	$4,052,631

Non-cash transactions:
Decrease in accounts payable used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties	$(187,681)	$(2,014,933)
Oil and natural gas properties incurred through recognition of asset retirement obligations.	$70,871	$454,147

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

Modernization of Oil and Gas Reporting.  On December 31, 2008, the SEC released new requirements for reporting oil and gas reserves (the “Modernization Requirements”).  The Modernization Requirements, when effective, provide for consideration of current technology in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, require reporting of oil and gas reserves using an average price based on the prior 12-month period rather than period-end prices, revise the disclosure requirements for oil and gas operations, and revise accounting for the limitation on capitalized costs for full cost companies.  The Modernization Requirements are effective for fiscal years ending on or after December 31, 2009.  A company may not apply the Modernization Requirements to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required.  We have not yet evaluated the effects the Modernization Requirements will have on our financial statements.

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

Note 3 — Property and Equipment

As of March 31, 2010 and June 30, 2009 our oil and natural gas properties and other property and equipment consisted of the following:

	March 31, 2010	June 30, 2009
Oil and natural gas properties
Property costs subject to amortization	$23,889,255	$21,985,950
Less: Accumulated depreciation, depletion, and amortization	(4,689,358)	(3,054,237)
Unproved properties not subject to amortization	10,752,249	9,819,465
Oil and natural gas properties, net	$29,952,146	$28,751,178

Other property and equipment
Furniture, fixtures and office equipment, at cost	260,476	260,476
Less: Accumulated depreciation	(148,002)	(109,779)
Other property and equipment, net	$112,474	$150,697

Unproved properties not subject to amortization include unevaluated acreage of $6.7 million and $7.5 million as of March 31, 2010 and June 30, 2009, respectively, consisting of properties in the Giddings Field in Central Texas, the Woodford Shale trend in Oklahoma, and the Lopez Field in South Texas (our “Neptune oil project”).  Unproved properties also include $2.0 million as of March 31, 2010 and June 30, 2009, of participating interests through royalty and overriding royalty interests aggregating 7.4% in the Delhi Holt Bryant Unit of the Delhi Field in Louisiana and a 25% after payout reversionary working interest in the Delhi Holt Bryant Unit along with a 25% working interest in certain other depths in the Delhi Field.  We incurred $1.1 million and $0.3 million as of March 31, 2010 and June 30, 2009, respectively, related to the drilling of three test wells and re-entry of four test wells on our acreage in Wagoner County in Oklahoma and $1.0 million as of March 31, 2010 on two wells on our acreage in South Texas.  Production testing of our wells in Oklahoma and South Texas is ongoing.  Evaluation of our unproved properties is expected to be completed within one to five years.  Our evaluation of impairment of unproved properties occurs, at a minimum, on a quarterly basis.

Note 4 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the nine months ended March 31, 2010:

Asset retirement obligations — beginning of period	$664,710
Liabilities incurred	70,871
Accretion	45,100
Asset retirement obligations — end of period	$780,681

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

Note 5 — Stockholders’ Equity (Continued)

On December 9, 2009, a total of 42,317 shares of restricted common stock were issued to four outside directors as part of their board compensation for calendar year 2010.  All issuances of common stock were subject to vesting terms per individual stock agreements, which is generally one year for directors.

On February 6, 2010, a total of 38,182 shares of restricted common stock were forfeited by an employee.  The shares were cancelled and are available for a future grant in the 2004 Stock Plan.

On March 5, 2010, a total of 20,000 shares of restricted stock were issued to a new employee as long-term incentive compensation.  The shares are subject to a four year vesting term.

Note 6 — Stock-Based Incentive Plan

We may grant option awards to purchase common stock (the “Stock Options”), restricted common stock awards (“Restricted Stock”), and unrestricted and fully vested common stock, to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  Option awards for the purchase of 600,000 shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 5,500,000 shares of common stock.  No shares are available for grant under the 2003 Stock Plan and, as of March 31, 2010, 519,505 shares remain available for grant under the 2004 Stock Plan.

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

Stock Options and Incentive Warrants

Non-cash stock-based compensation expense related to Stock Options and Incentive Warrants for the three months ended March 31, 2010 and 2009 was $250,154 and $500,000, respectively.  Non-cash stock-based compensation expense related to Stock Options and Incentive Warrants for the nine months ended March 31, 2010 and 2009 was $777,168 and $1,445,987, respectively.

There were no Stock Options granted during the nine months ended March 31, 2010.  During the nine months ended March 31, 2009, we granted Stock Options to purchase 591,090 shares of common stock under the 2004 Stock Plan with a weighted average exercise price of $4.27.  The exercise price was determined based on the market price of the Company’s common stock on the date of grant.  The Stock Options granted during the nine months ended March 31, 2009 vest quarterly, on a straight line basis, over a period of four years and have a contractual life of seven years.

The weighted average assumptions used to calculate the fair value of these Stock Options and the weighted average fair value of each option granted are as follows:

	Nine Months Ended
	March 31,
	2010	2009
Expected volatility	—	87.1%
Expected dividends	—	—
Expected term (in years)	—	4.6
Risk-free rate	—	3.10%
Fair value	—	$2.62

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

Note 6 — Stock-Based Incentive Plan (Continued)

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of March 31, 2010, and the changes during the period:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2009	5,485,820	$1.83

Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Expired	—	—

Stock Options and Incentive Warrants outstanding at March 31, 2010	5,485,820	$1.83	$15,403,278	5.7

Vested or expected to vest	5,485,820	$1.83	$15,403,278	5.7

Exercisable at March 31, 2010	4,824,656	$1.70	$14,201,490	5.5

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($4.64) as of March 31, 2010) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

There were no Stock Options or Incentive Warrants that were exercised during the nine months ended March 31, 2010 and 2009.

A summary of the status of our unvested Stock Options and Incentive Warrants as of March 31, 2010 and the changes during the nine months ended March 31, 2010, is presented below:

	Number of Stock Options and Incentive Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2009	1,091,912	$2.66

Granted	—	$—

Vested	(430,748)	$2.40

Unvested at March 31, 2010	661,164	$2.82

During the nine months ended March 31, 2010 and 2009, there were 430,748 and 764,200 Stock Options and Incentive Warrants that vested with a total grant date fair value of $1,033,795 and $1,360,276, respectively.

The total unrecognized compensation cost at March 31, 2010, relating to non-vested Stock Options and Incentive Warrants was $1,282,686.  Such unrecognized expense is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock

Stock-based compensation expense related to Restricted Stock grants for the three months ended March 31, 2010 and 2009 was $134,547 and $37,285, respectively.  Stock-based compensation expense related to Restricted Stock grants for the nine months ended March 31, 2010 and 2009 was $423,969 and $199,548, respectively.

On September 8, 2009, the Board of Directors authorized and the Company issued 324,597 shares of restricted common stock from the 2004 Stock Plan to employees as a long-term incentive award.  Total unrecognized stock-based compensation expense of $869,917 related to the long-term incentive award will be recognized ratably over a four year vesting period.

Note 6 — Stock-Based Incentive Plan (Continued)

On December 9, 2009, a total of 42,317 shares of restricted common stock were issued to four outside directors as part of their board compensation for calendar year 2010.  Total unrecognized stock-based compensation expense of $167,956 related to board compensation will be recognized ratably over a one year vesting period.  In the previous year, a total of 130,113 shares of restricted common stock, with a grant-date fair value of $167,965, were issued to the same outside directors as part of their board compensation for calendar year 2009, and which vested in December 2009.

On February 6, 2010, a total of 38,182 shares of restricted common stock, with a grant-date fair value of $187,965, were forfeited by an employee.  The shares were cancelled and are available for a future grant under the 2004 Stock Plan.

On March 5, 2010, a total of 20,000 shares of restricted stock, with a grant-date fair value of $90,000, were issued to a new employee as long-term incentive compensation.  The shares are subject to a four year vesting term.

The following table sets forth the Restricted Stock transactions for the nine months ended March 31, 2010:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2009	390,283	$3.37

Granted	386,914	$2.92

Vested	(170,073)	$1.63

Forfeited	(38,182)	$4.92
Unvested at March 31, 2010	568,942	$3.48

At March 31, 2010, unrecognized stock-based compensation expense related to Restricted Stock grants totaled $1,737,189.  Such unrecognized expense is expected to be recognized over a weighted average period of 3.2 years.

Note 7 — Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

Since the FASB required recognition of unrecognized tax benefits and through March 31, 2010, there were no unrecognized tax benefits or accrued interest or penalties associated with unrecognized tax benefits.  We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending June 30, 2007 through June 30, 2009.

Our effective tax rate for any period may differ from the statutory federal rate, due primarily to stock-based compensation related to qualified incentive stock option awards (“ISO awards”), a permanent tax difference for financial reporting, as these types of awards, if certain conditions are met, are not deductible for federal tax purposes.

In January 2010, we received $2.1 million from the Internal Revenue Service as a result of the carry-back of our tax loss for the year ended June 30, 2009, for income taxes paid for our year ended June 30, 2007.  Significant intangible drilling costs were incurred during the 2009 fiscal year, of which, we elected to expense approximately $4.8 million for federal income tax purposes.  Under GAAP, and specifically the full-cost accounting method, intangible drilling costs are capitalized as part of oil and natural gas properties, and depleted using the unit-of-production method.  The deduction of intangible drilling costs created a significant difference in the income tax and book basis of our oil and natural gas properties, the most significant component of our deferred income tax liability as of March 31, 2010 and June 30, 2009.

Note 8 — Related Party Transactions

Laird Q. Cagan, a member of our Board of Directors, is a Managing Director and co-owner of Cagan McAfee Capital Partners, LLC (“CMCP”).  CMCP has performed financial advisory services to us pursuant to a written agreement amended in December 2008.  Also pursuant to the Agreement, Mr. Cagan, as a registered representative of Colorado Financial Services Corporation and as a partner of CMCP, could serve as our placement agent in private equity financings, wherein CMCP could earn cash fees equal to 8% of gross equity proceeds, declining to 4% subject to the amount of equity raised through CMCP, and a fixed 4% warrant fee.  We have not paid placement fees to CMCP under this agreement since May 2006.

Eric A. McAfee, a major shareholder of the Company, is also a Managing Director of CMCP.

On October 27, 2009, we issued CMCP 119,795 shares of common stock through a net cashless exercise of a placement warrant.  The placement warrant, which was issued to CMCP on May 26, 2004 in connection with a financing transaction, gave CMCP the right to purchase 165,000 shares of common stock, with an exercise price of $1.00 per share (See Note 5).

Note 9 — Net loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
Numerator
Net loss	$(551,521)	$(1,036,617)	$(1,958,286)	$(1,891,951)

Denominator*
Weighted average number of common shares — basic and diluted	27,144,174	26,248,076	26,959,713	26,515,395

Net loss per common share — basic and diluted	$(0.02)	$(0.04)	$(0.07)	$(0.07)

* Potential dilutive common shares are excluded from the computation of net loss per common share because their effect is anti-dilutive.

Total outstanding potentially dilutive securities as of March 31, 2010 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at March 31, 2010

Common stock warrants issued in connection with equity and financing transactions	$1.90	171,308
Stock Options and Incentive Warrants	$1.83	5,485,820
Total	$1.83	5,657,128

Total outstanding potentially dilutive securities as of March 31, 2009 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at March 31, 2009

Common stock warrants issued in connection with equity and financing transactions	$1.40	401,058
Stock Options and Incentive Warrants	$2.05	6,074,590
Total	$2.01	6,475,648

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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of March 31, 2010 under this operating lease are as follows:

For the year ended March 31,
2011	$138,089
2012	152,037
2013	159,011
2014	159,011
2015	159,011
Thereafter	212,015
Total	$979,174

Rent expense for the three months ended March 31, 2010 and 2009 was 36,324 and 39,232, respectively.  Rent expense for the nine months ended March 31, 2010 and 2009 was 115,286 and 110,165, respectively.

Employment Contracts.  We have entered into employment agreements with the Company’s three senior executives.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.   The total contingent obligation under the employment contracts as of March 31, 2010 is approximately $499,000.

Note 11 — Subsequent Events

Effective as of April 14, 2010, 4,913 shares of common stock were issued to a non-affiliate through a net cashless exercise of a placement warrant based on the closing sale price of the Company’s common stock on the day before exercise.  The placement warrant, issued on June 22, 2006 in connection with a financing transaction, gave the holder the right to purchase 8,000 shares, with an exercise price of $2.25 per share (See Note 9).

Effective as of April 16, 2010, 2,464 shares of common stock were issued to a non-affiliate through a net cashless exercise of a placement warrant based on the closing sale price of the Company’s common stock on the day before exercise.  The placement warrant, issued on June 22, 2006 in connection with a financing transaction, gave the holder the right to purchase 4,000 shares, with an exercise price of $2.25 per share (See Note 9).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is Management’s Discussion and Analysis (“MD&A”) of our financial position and operating results during the periods included in the accompanying unaudited consolidated condensed financial statements. This discussion should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and related notes thereto, included elsewhere in this Quarterly Report on Form 10-Q and should further be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2009.

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

Our most significant asset is our EOR project in the 13,636 acre Delhi Field, located in northeast Louisiana.  Our interests consist of 7.4% in overriding and mineral royalty interests, a 25% after pay-out reversionary working interest (20% revenue interest) in the Delhi Field Holt Bryant Unit, and a 25% working interest (20% revenue interest) in certain other depths in the Delhi Field, resulting from the Farmout we completed on June 12, 2006, with Denbury Onshore LLC, a subsidiary of Denbury Resources Inc. (the “Operator”) (the “Delhi Farmout”).  The Holt Bryant Unit is currently being redeveloped by the Operator, using CO2 enhanced oil recovery technology and a dedicated portion of the Operator’s proved CO2 reserves in the Jackson Dome, located approximately 100 miles east of Delhi.  Following several years of development by the Operator, CO2 injection had begun at the Delhi Field in November 2009, followed by initial oil production in March 2010.

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

Highlights for our Third Quarter 2010

Projects

•                 First oil production flowed at our Delhi EOR project in March 2010, ahead of recent schedule.  As previously reported, we had expected first oil production would begin by mid-calendar 2010, following the initiation of CO2 injection last November. For March 2010, the operator reported 7,359 gross barrels of sales at Delhi, covering two weeks of active production from only the first three producer wells in the initial injection pattern. Denbury is continuing its multi-year roll out of the project by adding additional producer and injector wells and associated facilities in the field, thereby increasing our expected production through the 7.4% of royalty interests we hold throughout the EOR project’s life. The increasing field production is also gradually reducing the remaining portion of the deemed $200 million payout, based on Denbury’s receipt of field revenues less direct field operating expense, at which point we receive a 25% working interest and an incremental 20% revenue interest (increasing our revenue interest to 27.4%). We continue to bear no capital expenditures or operating costs until such payout occurs, after which we begin paying our 25% share of future costs.

•                 Commercialization of our artificial lift technology continues.  Our installed technology continues to operate in the Giddings Field and demonstrate its applicability, although the test well was shut-in extensively for compressor repairs during the quarter.  We are continuing discussions with a third party to apply our technology to their marginal, uneconomic or shut-in wells.

•                 Electric power became operational at our Neptune oil project, but first production was delayed due to water injection well repairs.  Drilling of our first two producer wells in the Lopez Field in South Texas has been completed, but first testing was delayed due to delays in obtaining access to electric power service.  Once remedied, production testing began, and was then further delayed due to injection rate issues in the well re-entered for use as a water injection well.  At the end of the quarter, operations necessary to increase injection capacity and allow the startup of production testing were in process.  As previously reported, we had expected test production to begin in FQ3, which we have now moved to FQ4.  We hold 1,710 net acres with the potential for up to 111 additional drilling locations, of which four locations have been assigned by our outside reservoir engineer as proved.

•                 Test production began in our shallow Oklahoma gas shale project.    In late February we began steady-state production from our vertical Woodford Shale test well in Wagoner County, Oklahoma.  As expected, production has steadily increased from an initial low rate as we have dewatered the localized area of the reservoir.  At the end of March, production stood at 40 mcf and 500+ barrels of water per day, and by the end of April, gas production had not only exceeded our targeted peak rate of 80mcfd with continued decline in water production, but the gas rate continues to steadily increase.  At this time, we are unable to predict the final peak gas rate in this well.  These results are encouraging and consistent with Antrim Shale production characteristics, wherein the dewatering process relieves the hydrostatic formation pressure to allow increasing gas rates, typically followed by a long slow decline curve.  While one test well result does not necessarily imply similar results in future wells to be drilled on our leases, we are encouraged in that our Wagoner County leases are bracketed by our test well on the west side of our lease block and a substantial number of producing Woodford Shale wells operated by others just outside the east side of our lease block.  As previously reported, in a separate test well we also performed a brief production test of the Caney Shale following a light frac of a vertical well in the same prospect area. The test confirmed a water free, low gas rate as a potential add-on to our Woodford production. Currently, production in this well has been shut-in, waiting on a second, much larger frac before further testing.

•                  Giddings Field production continues at a flatter decline rate, while we consider development options. We performed several workovers at Giddings during F3Q to help optimize future production.  With blended product prices somewhat improving, mostly driven by higher liquids prices, we began to solicit and consider proposals for accelerating development of our 21 proved undeveloped locations at Giddings, as further described in the “Looking forward” section below.

Operations

•                 Sales volumes decreased 33%, while product prices increased 65%, resulting in an 11% increase in revenues during our third quarter of fiscal 2010 compared to our third quarter of fiscal 2009.  The decline in our sales and production were mostly due to the initial steep decline rate in the Hilton Yegua #1 in the Giddings Field that was completed and placed on production during January 2009.  This well peaked during the quarter ended March 31, 2009 at 254 BOE per day, compared to average production of 27 BOE per day during the quarter ended March 31, 2010.  The decline may be a result of a possible obstruction in the horizontal section of the wellbore early-on in the life of the well.  Overall, natural gas accounted for 57% of our volumes sold during the current period compared to 44% for the same period in fiscal 2009 due to the better than expected results in the Pearson well that was completed in January 2009.  The average price we received was $44.98 per BOE during the three months ended March 31, 2010, as compared to $27.27 per BOE during the three months ended March 31, 2009.

•      Production rates have flattened in general, with annualized decline rates slowing to under 10% since the quarter ended June 30, 2009.  Net production during the quarter averaged approximately 319 net BOE per day, compared to a quarterly rate of 340 net BOE per day for the quarter ended December 31, 2009, 344 net BOE per day for the quarter ended June 30, 2009 and 474 net BOE per day for the quarter ended March 31, 2009, respectively.  In particular, our best well, the Pearson #1, still produced at a gross rate of approximately 1.05 MMCFE per day for the month of April, 2010 after fifteen months of production.

•                 Our field breakeven point remains low.  During the three months ended March 31, 2010, lifting costs (lease operating expense and production taxes, on a combined per unit of sales basis) were $14.12 and our depletion rate was $17.23 per BOE, equaling a field income break-even point of $31.35 per BOE.  This compares to lifting costs of $12.37 and our depletion rate was $17.27, equaling a field income break-even point of $29.64 per BOE, during the quarter ended December 31, 2009. The increase in lifting costs during the quarter was due in material part to unusually high workover activity at Giddings.

Finances

•                 We ended our 3rd quarter of fiscal 2010 with $5.3 million of working capital, compared to $7.6 million at June 30, 2009.  The $2.3 million reduction in our working capital since June 30, 2009, was due to investments of $2.8 million in oil and natural gas properties, offset by positive cash flow generated from our oil and gas properties.

•                 Cash flows from operations provided for our general and administrative expenses and funded a portion of our capital expenditures.  Our decrease in working capital since the beginning of our 2010 fiscal year was due almost entirely to capital spending on our oil and gas projects.  Cash flows from operations were $2.2 million during the nine months ended March 31, 2010, which includes $2.1 million received in January from the Internal Revenue Service as a result of a carry-back of our tax loss for the year ended June 30, 2009 and net payments on working capital of $0.3 million.

•                 G&A expense was reduced 25% and 22% during the three and nine months ended March 31, 2010, respectively, as compared to the respective periods in the prior fiscal year.  In addition to reduced non-cash stock-based compensation expense, we have reduced our staff and legal costs during the year.

•                 We remained debt free. All of our expenditures were funded solely by working capital and we ended the quarter with no funded debt.

Looking forward

We continue to focus on:

Continued progress in our Delhi EOR project.

•              We expect continuing production increases at Delhi over the next few years.  Although we don’t control the operations of our Delhi EOR project, we expect Delhi production to steadily increase to a peak rate of about 10,000 gross barrels per day in the next 5 to 8 years as Denbury continues to expand the project.  Following a deemed payout, expected to occur in about 4 years, subject to oil prices and actual production levels being realized in line with our outside reserve report, we would own 27.4% of gross production, over one-fourth of which would bear no operating expense.

•              Establish proved reserves at Delhi.  Under current SEC rules, proved reserves cannot be assigned to our Delhi EOR property before the first EOR oil production response.  The SEC’s “Modernization” rules that become effective for us on June 30, 2010, state that reservoir engineers can consider relevant factors other than production in assigning proved reserves to EOR projects, including current technology, the results of field pilot tests and EOR projects in geologically comparable fields, all of which we believe are characteristics of the EOR project at Delhi.  Since an oil production response has occurred, we expect to be able to categorize a significant amount of proved reserves at Delhi under both sets of rules.

Selective low cost testing and development of our portfolio properties.

•                 Upgrade our shallow multi-pay shale gas reserves.  We will continue our production testing in the Oklahoma shallow Woodford and Caney gas shales to demonstrate peak production rates, decline curves and estimated ultimate recovery in order to move this project into full scale development.  We also plan to re-enter a well in our mid-depth project in Haskell County, OK to begin testing the Woodford Shale reservoir between 4,000’ and 5,000’ depth.

•                 Continue to pursue commercial joint ventures utilizing our proprietary artificial lift technology.

•                 Establish production in our Neptune oil project.  We expect to begin first production in two producing wells in our 100% owned Neptune oil project in South Texas during our fourth fiscal quarter, with the goals of upgrading potential reserves and adding oil production.

•                 Conduct workovers in Giddings as justified to maintain net production to cover our overhead.

•                 Develop joint venture(s) to drill or monetize undeveloped locations at Giddings.  We are considering options to accelerate the drilling of our proved and unproved drilling locations, subject to natural gas, oil and NGL prices.

Continued conservative financial management.

•                 Emphasize long-term share value over near-term earnings.

•                 Retain financial strength, flexibility and liquidity to assure we obtain proper value for our core assets.

•                 Use internally generated funds and our working capital for continued development and testing, while considering joint ventures, project financing, asset redeployments and/or appropriate modest use of our common stock to fund growth through additional development of our core projects and new projects.

Liquidity and Capital Resources

For the current fiscal year, we expect to finance our budgeted oil and gas activities through our working capital and our cash flows from operating activities.

At March 31, 2010, our working capital was $5.3 million and we continued to be debt free.  This compares to working capital of $7.6 million at June 30, 2009.  The $2.3 million decrease in working capital since June 30, 2009, was due primarily to investments of $2.8 million in oil and natural gas properties (not including $0.1 million incurred related to recognition of asset retirement obligations).  Of the $2.8 million of incurred capital expenditures during the nine months ended March 31, 2010, $0.2 million was for leasehold acquisitions and $2.6 million was for development activities.  Development activities were in the Giddings Field in Texas, our Neptune oil project in South Texas, and our gas shale project in Eastern Oklahoma.

Cash Flows from Operating Activities

Cash flows provided by operating activities for the nine months ended March 31, 2010 were $2.2 million.  Cash flows provided by operations include cash receipts of $3.6 million from oil and natural gas sales, primarily from our properties in the Giddings Field, cash receipts of $2.1 million from the Internal Revenue Service due to our 2009 tax year net operating loss carry-back, and interest received of $0.1 million.  Total cash received of $5.8 million was partially offset by $3.3 million of cash payments for operating expenses, including lease operating expenses, production taxes, and salaries and wages, and payment of $0.3 million in state income taxes.

Cash flows provided by operating activities for the nine months ended March 31, 2009 were $6.2 million, which included cash receipts of $6.4 million from oil and natural gas production primarily from our properties in the Giddings Field, interest received of $0.1 million, cash receipts of $4.1 million from the Internal Revenue Service, primarily from our 2008 tax year net operating loss carry-back, offset by cash payments of $0.1 million for settling liabilities associated with our asset retirement obligations and $4.3 million of cash payments for operating activities, including lease operating expenses, production taxes, and salaries and wages.

Cash Flows from Investing Activities

Cash paid for oil and gas capital expenditures during the nine months ended March 31, 2010 and 2009, was $3.0 million and $9.9 million, respectively, which includes net payments on accounts payable of $0.2 million and $2.0 million, respectively, relating to prior period expenditures for oil and natural gas properties.

We purchased $1.4 million and $1.7 million in short-term certificates of deposit during the nine months ended March 31, 2010 and 2009, respectively.   During the nine months ended March 31, 2010, $2.1 million of certificates of deposit matured.

Cash Flows from Financing Activities

There were no significant cash flows from financing activities during the nine months ended March 31, 2010.  During the previous nine month period, on October 30, 2008, we repurchased 788,200 shares of common stock at an average price of $1.10 per share plus $0.02 in transaction costs from an unaffiliated accredited investor.

Capital Budget

We previously reported in our annual report for the fiscal year ended June 30, 2009, that we expected capital expenditures of approximately $3.0 million during fiscal year 2010.  As of March 31, 2010, we had incurred $2.8 million for capital expenditures related to our oil and gas activities. Due to our positive working capital, cash flows from producing properties and no debt, we believe that our current sources of liquidity are sufficient to fund our budget.

Results of Operations

Three months ended March 31, 2010 and 2009

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended
	March 31			%
	2010	2009	Variance	change

Sales Volumes, net to the Company:

Crude oil (Bbl)	6,083	8,911	(2,828)	(32)%

NGLs (Bbl)	6,217	15,091	(8,874)	(59)%

Natural gas (Mcf)	98,458	112,176	(13,718)	(12)%
Crude oil, NGLs and natural gas (BOE)	28,710	42,698	(13,988)	(33)%

Revenue data:

Crude oil	$469,418	$351,684	$117,734	33%

NGLs	282,400	350,891	(68,491)	(20)%

Natural gas	539,563	461,889	77,674	17%
Total revenues	$1,291,381	$1,164,464	$126,917	11%

Average price:
Crude oil (per Bbl)	$77.17	$39.47	$37.70	96%
NGLs (per Bbl)	45.42	23.25	22.17	95%
Natural gas (per Mcf)	5.48	4.12	1.36	33%
Crude oil, NGLs and natural gas (per BOE)	$44.98	$27.27	$17.71	65%

Expenses (per BOE)
Lease operating expenses and production taxes	$14.12	$6.69	$7.43	111%
Depletion expense on oil and natural gas properties (a)	$17.23	$17.57	$(0.34)	(2)%

(a)          Excludes depreciation of furniture and fixtures of $10,797 and $9,769, for the three months ended March 31, 2010 and 2009, respectively.

Net loss.  For the three months ended March 31, 2010, we reported a net loss of $551,521 or $0.02 loss per share (which includes $384,701 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $1,291,381.  This compares to a net loss of $1,036,617, or $0.04 per share (which includes $537,285 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $1,164,464 for the three months ended March 31, 2009.  An increase in our revenues of $126,917 and a decrease in operating expenses of $532,145 were partially offset by a decrease of $184,718 in our income tax benefit.  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the three months ended March 31, 2010 decreased 33% to 28,710 BOE, compared to 42,698 BOE for the three months ended March 31, 2009.  Our sales volumes for the three months ended March 31, 2010 included 559 Bbls of oil from Delhi and 28,151 BOE from our properties in the Giddings Field in Texas.  Our sales volumes for the three months ended March 31, 2009 were primarily from our properties in the Giddings Field in Texas.  Sales volumes of natural gas decreased 12%, while sales volumes of crude oil and NGLs decreased 49% compared to the three months ended March 31, 2009.

During January of 2009, we completed and placed on production the Hilton Yegua #1.  This well produced at peak production during the three months ended March 31, 2009.

We recorded approximately $43,000 of revenue from first EOR oil production in our Delhi enhanced oil recovery project that began in the last two weeks of March 2010.

Petroleum Revenues.  Crude oil, NGLs and natural gas revenues for the three months ended March 31, 2010 increased 11% from the three months ended March 31, 2009.  The increase was due to a 65% increase in the average price received per BOE of $27 for the three months ended March 31, 2009 to $45 per BOE for the three months ended March 31, 2010, partially offset by a 33% decrease in sales volumes.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the three months ended March 31, 2010 increased 42% compared to the three months ended March 31, 2009, primarily due to the additions of three producing wells and ad valorem taxes assessed in calendar year 2009.  Lease operating expense and production taxes per barrel of oil equivalent increased 111% from $6.69 per BOE during the three months ended March 31, 2009, to $14.12 per BOE during the three months ended March 31, 2010.  Lease operating expense per BOE for the three months ended March 31, 2009 was heavily influenced by the initial high rate of production from the Hilton Yegua #1 completed in January 2009.

General and Administrative Expenses (“G&A”).  G&A expenses decreased 25% to $1.2 million for the three months ended March 31, 2010, compared to $1.6 million for the three months ended March 31, 2009.  The reduction was due, primarily, to a decrease in non-cash stock-based compensation expense, which was $384,701 (32% of total G&A) and $537,285 (34% of total G&A) for the three months ended March 31, 2010 and 2009, respectively, and a reduction of legal fees of approximately $158,000 due to the settlement of the Delhi litigation in July 2009.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and, as a result, will likely continue to be a significant component of our G&A costs.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A decreased by 33% to $505,445 for the three months ended March 31, 2010, compared to $759,836 for the three months ended March 31, 2009.  The decrease is due to a 33% reduction in net sales volumes.

Interest Income.  Interest income for the three months ended March 31, 2010 increased $10,752 to $18,776, compared to $8,024 for the three months ended March 31, 2009.  We received interest of $9,925 from the Internal Revenue Service in January 2010 related to the carry back of our 2009 tax loss.  The average daily balances of short term certificates of deposit remained consistent with the same period in the previous fiscal year.

Nine months ended March 31, 2010 and 2009

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Nine Months Ended
	March 31			%
	2010	2009	Variance	change

Sales Volumes, net to the Company:

Crude oil (Bbl)	19,781	28,844	(9,063)	(31)%

NGLs (Bbl)	21,979	33,836	(11,857)	(35)%

Natural gas (Mcf)	319,154	238,295	80,859	34%
Crude oil, NGLs and natural gas (BOE)	94,952	102,396	(7,444)	(7)%

Revenue data:

Crude oil	$1,428,915	$2,337,948	$(909,033)	(39)%

NGLs	847,923	1,341,629	(493,706)	(37)%

Natural gas	1,385,872	1,431,655	(45,783)	(3)%
Total revenues	$3,662,710	$5,111,232	$(1,448,522)	(28)%

Average price:
Crude oil (per Bbl)	$72.24	$81.05	$(8.81)	(11)%
NGLs (per Bbl)	38.58	39.65	(1.07)	(3)%
Natural gas (per Mcf)	4.34	6.01	(1.67)	(28)%
Crude oil, NGLs and natural gas (per BOE)	$38.57	$49.92	$(11.35)	(23)%

Expenses (per BOE)
Lease operating expenses and production taxes	$12.37	$10.18	$2.19	22%
Depletion expense on oil and natural gas properties (a)	$17.22	$18.36	$(1.14)	(6)%

(a)          Excludes depreciation of furniture and fixtures of $38,223 and $29,387, for the nine months ended March 31, 2010 and 2009, respectively.

Net loss.  For the nine months ended March 31, 2010, we reported a net loss of $1,958,286 or $0.07 loss per share (which includes $1,201,137 of non-cash stock-based compensation) on total oil and natural gas revenues of $3,662,710.  This compares to a net loss of $1,891,951, or $0.07 loss per share (which, included $1,645,535 of non-cash stock-based compensation), on total oil and natural gas revenues of $5,111,232 for the nine months ended March 31, 2009.  A decrease in revenues of $1,448,522 was partially offset by decrease in operating costs of $1,103,979, and an increase in our income tax benefit of $329,875.  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the nine months ended March 31, 2010 decreased 7% to 94,952 BOE, compared to 102,396 BOE for the nine months ended March 31, 2009.  Our sales volumes for the nine months ended March 31, 2010 included 611 Bbls of oil from Delhi and 94,341 BOE from our properties in the Giddings Field in Texas.  Our sales volumes for the nine months ended March 31, 2009 were primarily from our properties in the Giddings Field in Texas.  Production of natural gas increased 34%, while production of crude oil and NGLs decreased 33% compared to the nine months ended March 31, 2009.

During January of 2009, we completed and placed on production the Hilton Yegua #1.  This wells produced at peak production during the nine months ended March 31, 2009.

We recorded approximately $43,000 of revenue from first EOR oil production in our Delhi enhanced oil recovery project that began in the last two weeks of March 2010.

Petroleum Revenues.  Crude oil, NGLs and natural gas revenues for the nine months ended March 31, 2010 decreased 28% from the nine months ended March 31, 2009.  This was due to a 23% decline in the average price received per BOE, from $50 per BOE for the nine months ended March 31, 2009 to $39 per BOE for the nine months ended March 31, 2010.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the nine months ended March 31, 2010 increased 13% compared to the nine months ended March 31, 2009, primarily due to the additions of three producing wells.  Lease operating expense and production taxes per barrel of oil equivalent increased 22% from $10.18 per BOE during the nine months ended March 31, 2009, to $12.37 per BOE during the nine months ended March 31, 2010.

General and Administrative Expenses (“G&A”).  G&A expenses decreased 22% to $3.7 million for the nine months ended March 31, 2010, compared to $4.7 million for the nine months ended March 31, 2009.  The reduction was due to a decrease in non-cash stock-based compensation expense, which was $1,201,137 (32% of total G&A) and $1,645,535 (35% of total G&A) for the nine months ended March 31, 2010 and 2009, respectively, an 8% reduction in personnel costs, due to a reduction in staff and estimated annual bonus payments, and a reduction of legal fees of approximately $236,000 due to the settlement of the Delhi litigation in July 2009.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and, as a result, will likely continue to be a significant component of our G&A costs.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A decreased by 12% to $1,673,344 for the nine months ended March 31, 2010, compared to $1,909,009 for the nine months ended March 31, 2009.  The decrease is primarily due to a 7% decrease in net sales volumes, and a lower depletion rate ($17.22 vs. $18.36) per BOE, as a result of the reduction in projected capital expenditures associated with our proved undeveloped locations in our properties in the Giddings Field.

Interest Income.  Interest income for the nine months ended March 31, 2010 decreased $51,667 to $47,785, compared to $99,452 for the nine months ended March 31, 2009.  The decrease in interest income is due to lower average daily balances of cash and short term certificates of deposit and a reduction in market interest rates received on invested cash.

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services.  Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our lease operating expenses and our capital expenditures.  During fiscal 2009 and into early fiscal 2010, we have seen a substantial decline in both petroleum product prices and drilling and oilfield services costs from prior years, followed more recently by some increases in products and services.  Product prices, operating costs and development costs may not always move in tandem.

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

Seasonality.  Our business is generally not seasonal, except for instances when weather conditions may adversely affect access to our properties or delivery of our petroleum products.  Although we do not generally modify our production for changes in market demand, we do experience seasonality in the product prices we receive, generally based on higher demand for natural gas in the summer and winter and higher demand for downstream oil products during the summer driving season.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the third quarter ending March 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended March 31, 2010, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended June 30, 2009 except as noted below.  As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended June 30, 2009.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2010 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2010 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

EVOLUTION PETROLEUM CORPORATION

(Registrant)

Date: May 14, 2010	By:	/s/ STERLING H. MCDONALD
Sterling H. McDonald
Vice-President and Chief Financial Officer
Principal Financial and Accounting
Officer