Form 10-Q
period 2010-09-30
EVOLUTION PETROLEUM CORP
filed 2010-11-15
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 12, 2010, was 27,446,519.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$3,495,420	$3,138,259
Certificates of deposit	250,000	1,350,000
Restricted cash from joint venture partner	3,477,802	—
Receivables
Oil and natural gas sales	426,020	536,366
Income taxes	25,200	25,200
Other	293,578	147,059
Income taxes recoverable	716,973	716,973
Prepaid expenses and other current assets	287,259	315,494
Total current assets	8,972,252	6,229,351

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties — full-cost method of accounting, of which $8,238,300and $7,851,068 at September 30, 2010 and June 30, 2010, respectively, were excluded from amortization.	31,372,884	30,803,061
Other property and equipment	93,171	101,998
Total property and equipment	31,466,055	30,905,059

Other assets	35,117	60,665

Total assets	$40,473,424	$37,195,075

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,834,616	$678,609
Joint interest advances	2,267,717	—
Accrued payroll	33,217	75,692
Royalties payable	203,070	221,062
State taxes payable	202,334	202,334
Other current liabilities	127,151	110,002
Total current liabilities	4,668,105	1,287,699

Long term liabilities
Deferred income taxes	2,787,893	2,949,880
Asset retirement obligations	827,950	811,635
Accrued compensation	157,500	—
Stock-based compensation	—	587,033
Deferred rent	82,579	81,635

Total liabilities	8,524,027	5,717,882

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; par value $0.001; 100,000,000 shares authorized; issued 28,229,874 shares;outstanding 27,441,674 shares and 27,061,376 shares as of September 30, 2010 and June 30, 2010, respectively.	28,229	27,849
Additional paid-in capital	19,489,801	18,532,643
Retained earnings	13,313,389	13,798,723
	32,831,419	32,359,215
Treasury stock, at cost, 788,200 shares as of September 30, 2010 and June 30, 2010.	(882,022)	(882,022)

Total stockholders’ equity	31,949,397	31,477,193

Total liabilities and stockholders’ equity	$40,473,424	$37,195,075

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Revenues
Crude oil	$648,218	$503,122
Natural gas liquids	209,918	285,311
Natural gas	310,960	381,594
Total revenues	1,169,096	1,170,027

Operating Costs
Lease operating expenses	354,581	364,846
Production taxes	14,703	18,367
Depreciation, depletion and amortization	124,018	617,757
Accretion of asset retirement obligations	16,315	14,338
General and administrative expenses *	1,307,567	1,253,116
Total operating costs	1,817,184	2,268,424

Loss from operations	(648,088)	(1,098,397)

Other income
Interest income	7,767	15,224

Net loss before income tax benefit	(640,321)	(1,083,173)

Income tax benefit	154,987	378,348

Net loss	$(485,334)	$(704,825)

Loss per common share
Basic and Diluted	$(0.02)	$(0.03)

Weighted average number of common shares
Basic and diluted	27,160,723	26,646,022

*General and administrative expenses for the three months ended September 30, 2010 and 2009 included non-cash stock-based compensation expense of $354,486 and $391,636, respectively.

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(485,334)	$(704,825)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	124,018	617,757
Stock-based compensation	354,486	391,636
Accretion of asset retirement obligations	16,315	14,338
Deferred income taxes	(161,987)	(339,522)
Accrued compensation	157,500	105,000
Deferred rent	944	944
Other	32,080	1,559
Changes in operating assets and liabilities
Receivables from oil and natural gas sales	110,346	22,255
Receivables from income taxes and other	84,807	33,378
Prepaid expenses and other current assets	28,235	41,751
Accounts payable and accrued expenses	(78,652)	107,600
Royalties payable	(17,992)	35,342
Net cash provided by operating activities	164,766	327,213

Cash flows from investing activities
Development of oil and natural gas properties	(431,492)	(1,090,298)
Acquisitions of oil and natural gas properties	(485,600)	(45,190)
Maturities of certificates of deposit	1,100,000	—
Purchases of certificates of deposit	—	(107,212)
Other assets	(6,532)	(2,963)
Net cash provided by (used in) investing activities	176,376	(1,245,663)

Cash flows from financing activities
Proceeds from the exercise of stock options	16,019	—
Net cash provided by financing activities	16,019	—

Net increase (decrease) in cash and cash equivalents	357,161	(918,450)

Cash and cash equivalents, beginning of period	3,138,259	3,891,764

Cash and cash equivalents, end of period	$3,495,420	$2,973,314

Our supplemental disclosures of cash flow information for the three months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended
	September 30,
	2010	2009
Income taxes paid	$7,000	$—

Non-cash transactions
Assignment of oil and gas leases recognized in other receivables	$231,326	$—
Decrease in accounts payable used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties:	$(752)	$(21,561)
Oil and natural gas properties incurred through recognition of asset retirement obligations:	$—	$58,779

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

Interim Financial Statements.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included.  The interim financial information and notes hereto should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Note 2 — Property and Equipment

As of September 30, 2010 and June 30, 2010 our oil and natural gas properties and other property and equipment consisted of the following:

	September 30, 2010	June 30, 2010
Oil and natural gas properties
Property costs subject to amortization	$28,073,423	$27,775,641
Less: Accumulated depreciation, depletion, and amortization	(4,938,839)	(4,823,648)
Unproved properties not subject to amortization	8,238,300	7,851,068
Oil and natural gas properties, net	$31,372,884	$30,803,061

Other property and equipment
Furniture, fixtures and office equipment, at cost	260,476	260,476
Less: Accumulated depreciation	(167,305)	(158,478)
Other property and equipment, net	$93,171	$101,998

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Property and Equipment (Continued)

Unproved properties not subject to amortization includes unevaluated acreage of $6.3 and $6.0 million as of September 30, 2010 and June 30, 2010, respectively, consisting of properties in the Giddings Field in Central Texas, the Woodford Shale trend in Oklahoma, and the Lopez Field in South Texas (our “Neptune Oil Project”).    Unproved properties also includes $0.7 million as of September 30, 2010 and June 30, 2010, of participating interests through royalty and overriding royalty interests aggregating 7.4% in the Delhi Holt Bryant Unit of the Delhi Field in Louisiana and a 23.9% after payout reversionary working interest in the Delhi Holt Bryant Unit along with a 23.9% working interest in certain other depths in the Delhi Field.  Unproved properties also includes $1.2 million as of September 30, 2010 and June 30, 2010, related to the drilling of three test wells and re-entry of four test wells on our acreage in Wagoner County in Oklahoma.  Production testing of our wells in Oklahoma is ongoing.  Development of our unproved properties is expected to be completed within one to five years.  Our evaluation of impairment of unproved properties occurs, at a minimum, on a quarterly basis.

Note 3 — Joint Venture Drilling Arrangement

We received $4,095,855 from an industry partner under a joint venture drilling arrangement.  As of September 30, 2010, capital expenditures of $1,828,138 were incurred related to the joint venture partner’s proportionate share of the arrangement.  Amounts pertaining to our joint venture partner’s share of the drilling arrangement included in our balance sheet as of September 30, 2010 are as follows:

Restricted cash from joint venture partner	$3,477,802
Accounts payable	(1,210,085)
Joint venture advances	$2,267,717

Note 4 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the three months ended September 30, 2010:

Asset retirement obligations — beginning of period	$811,635
Accretion	16,315
Asset retirement obligations — end of period	$827,950

Note 5 — Stockholders’ Equity

On July 2, 2010, an employee of the Company exercised 6,875 stock options granted in 2007 at an exercise price of $2.33 per share. See Note 6.

On July 2, 2010, a total of 4,215 shares of restricted common stock were forfeited by an employee.  Total unrecognized  stock-based compensation expense related to the shares was $11,621.  The shares were cancelled and are available for a future grant in the 2004 Stock Plan.  See Note 6.

On August 9, 2010, a total of 30,233 shares of restricted stock were issued to a new employee as long-term incentive compensation.  The value of the shares issued was $156,000, based on the fair market value on the date of issuance.  The shares are subject to a four year vesting term.  See Note 6.

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

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Stockholders’ Equity (Continued)

On September 10, 2010, the Board of Directors authorized and the Company issued 240,478 shares of restricted common stock from the 2004 Stock Plan to certain employees as a long-term incentive award.  Total unrecognized stock-based compensation expense of $1,320,224 related to the long-term incentive award will be recognized ratably over a four year period as the restricted common stock vests.  See Note 6.

Note 6 — Stock-Based Incentive Plan

We may grant option awards to purchase common stock (the “Stock Options”), restricted common stock awards (“Restricted Stock”), and unrestricted fully vested common stock, to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  Option awards for the purchase of 600,000 shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 5,500,000 shares of common stock.  No shares are available for grant under the 2003 Stock Plan and, as of September 30, 2010, 241,109 shares remain available for grant under the 2004 Stock Plan.

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

Stock Options and Incentive Warrants

Non-cash stock-based compensation expense related to Stock Options and Incentive Warrants for the three months ended September 30, 2010 and 2009 was $196,843 and $265,252, respectively.

There were no Stock Options granted during the three months ended September 30, 2010 and 2009.

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

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Stock-Based Incentive Plan (Continued)

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of September 30, 2010, and the changes during the fiscal year:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2010	5,482,820	$1.83

Granted	—	—
Exercised	(6,875)	$2.33
Cancelled or forfeited	(3,125)	$2.33
Expired	—	—

Stock Options and Incentive Warrants outstanding at September 30, 2010	5,472,820	$1.83	$22,867,322	5.2

Vested or expected to vest at September 30, 2010	5,472,820	$1.83	$22,867,322	5.2

Exercisable at September 30, 2010	5,018,820	$1.73	$21,463,558	5.1

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($6.01 as of September 30, 2010) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

There were 6,875 Stock Options exercised during the three months ended September 30, 2010 with an aggregate intrinsic value of $17,531.  There were no Stock Options or Incentive Warrants that were exercised during the three months ended September 30, 2009.

A summary of the status of our unvested Stock Options and Incentive Warrants as of September 30, 2010 and the changes during the three months ended September 30, 2010, is presented below:

	Number of Stock Options and Incentive Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2010	552,582	$2.04

Granted	—	—

Vested	(95,457)	$1.96

Forfeited	(3,125)	$1.83

Unvested at September 30, 2010	454,000	$2.06

During the three months ended September 30, 2010 and 2009, there were 95,457 and 144,833 Stock Options and Incentive Warrants that vested with a total grant date fair value of $187,096 and $260,699, respectively.

The total unrecognized compensation cost at September 30, 2010, relating to non-vested Stock Options and Incentive Warrants was $872,232.  Such unrecognized expense is expected to be recognized over a weighted average period of 1.3 years.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Stock-Based Incentive Plan (Continued)

Restricted Stock

Stock-based compensation expense related to Restricted Stock grants for the three months ended September 30, 2010 and 2009 was $157,643 and $126,384, respectively.

The following table sets forth the Restricted Stock transactions for the year ended September 30, 2010:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2010	403,159	$3.15

Granted	270,711	$5.45

Vested	(29,234)	$3.11

Forfeited	(4,215)	$3.11

Unvested at September 30, 2010	640,421	$4.12

At September 30, 2010, unrecognized stock compensation expense related to Restricted Stock grants totaled $2,453,813.  Such unrecognized expense will be recognized over a weighted average period of 3.5 years.

Note 7 — Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the three months ended September 30, 2010.  We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending June 30, 2008 through June 30, 2010.

We expect to recover approximately $0.7 million in federal income taxes paid during the tax year ended June 30, 2007, as a result of the carry-back of our 2010 income tax loss.  Significant intangible drilling costs were incurred during the 2010 fiscal year, of which, we elected to expense approximately $1.3 million for federal income tax purposes.  Under GAAP intangible drilling costs are capitalized as part of oil and natural gas properties, and depleted using the unit-of-production method.  The deduction of intangible drilling costs created a significant difference in the income tax and book basis of our oil and natural gas properties, the most significant component of our net deferred income tax liability as of September 30, 2010 and June 30, 2010.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Net loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,
	2010	2009
Numerator
Net loss	$(485,334)	$(704,825)

Denominator
Weighted average number of common shares – basic and diluted	27,160,723	26,646,022

Net loss per common share – basic and diluted	$(0.02)	$(0.03)

Outstanding potentially dilutive securities as of September 30, 2010 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2010

Common stock warrants issued in connection with equity and financing transactions	$1.87	159,308
Stock Options and Incentive Warrants	$1.83	5,472,820
Total	$1.83	5,632,128

Outstanding potentially dilutive securities as of September 30, 2009 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2009

Common stock warrants issued in connection with equity and financing transactions	$1.46	348,058
Stock Options and Incentive Warrants	$1.83	5,485,820
Total	$1.81	5,833,878

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Commitments and Contingencies

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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of September 30, 2010 under this operating lease are as follows:

For the twelve months ended September 30,
2012	$141,576
2013	159,011
2014	159,011
2015	159,011
2016	159,011
Thereafter	132,509
Total	$910,129

Rent expense for the three months ended September 30, 2010 and 2009 was $36,323 and $39,730, respectively.

Employment Contracts.  We have entered into employment agreements with the Company’s three senior executives.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.   The total contingent obligation under the employment contracts as of September 30, 2010 is approximately $524,000.

Note 10 — Subsequent Events

On October 1, 2010, a total of 4,845 shares of restricted stock were issued to a new employee as long-term incentive compensation.  The value of the shares issued was $29,118, based on the fair market value on the date of issuance.  The shares are subject to a four year vesting term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q and the information referenced herein contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described in our 2010 Annual Report on Form 10-K for the year ended June 30, 2010 as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

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

The assets we exploit currently fit into three types of project opportunities:

•                  Enhanced Oil Recovery (EOR),

•                  Bypassed Primary Resources, and

•                  Unconventional Shale Gas Development.

We expect to fund our fiscal 2011 development plan from working capital and net cash flows from our properties in the Giddings and Delhi Fields, although we also may utilize appropriate financing or noncore asset sales to fund additional development above our 2011 development plan.

Highlights for our First Quarter 2011 and Project Update

Projects

•                  Roll out of the CO2 EOR project at Delhi has continued.  Denbury, the operator, has continued the field installation of phases II and III of the CO2 EOR project, production from which is not expected until sometime in calendar 2011. Production from phase I during the quarter was temporarily constrained by a flow line problem.  This caused oil production to be restricted for certain wells while the problem was diagnosed, other flow lines inspected, and replacements lines ordered.  We view this as a short term delay in substantially ramping up phase I oil production from our royalty interests during the coming year. In the meantime, CO2 injection has continued at planned rates.

•                  Development drilling at Giddings resumed during the quarter.  We drilled and completed one well and began drilling on a second well under our recently completed Joint Development Agreement.  Immediately following the close of our recently completed fiscal year, we entered into a joint development agreement (“JDA”) with an industry partner to develop up to five of our eighteen proved and two probable drilling locations at Giddings. The JDA provides that we operate the drilling of two commitment wells on our proved locations in the Giddings Field, with the potential to add up to three option wells as elected by our partner.  Under the terms of the JDA, we receive a 10% carried working interest in recognition of our costs to date, retain a 10% cost bearing working interest for our cash participation, and retain a 22.5% back-in working interest on each well drilled on our partner’s 80% working interest following a simple two well basket payout and well-by-well simple pay-out on the subsequent wells (bringing our after-payout working interest to 38%).  The leases carry approximately 80% net revenue interest to the 100% working interest.

The first location, the Supak-Brinkman-1H in Burleson County, was a re-entry operation to add a single Austin Chalk lateral to an existing wellbore.  We began operations in late August, 2010 and reached total depth at the end of September.  Completion operations are underway by first producing back a portion of the water lost to the formation during drilling. At June 30, 2010, our outside engineers had assigned to the 100% working interest approximately 164,000 net BOE of proved reserves.

Following rig-down of the Supak-Brinkman, we mobilized and rigged up on the second JDA location, the Dodd in northern Grimes County, to complete two 4,000’ opposing laterals into the Georgetown formation. The gross AFE for this new grass roots well is $2.9 million plus pipeline connection costs, of which we will bear 10% of the costs. At June 30, 2010, our outside engineers assigned 244,000 net BOE of reserves to the 100% working interest, split evenly between proved and probable reserve categories.

Our share of expected net capital expenditures for the JDA program is $1.2 million, assuming all five wells are drilled.  We are also exploring opportunities to enter into a second joint venture to develop additional drilling locations, which would require an increase in our capital subject to the terms of such joint venture.

•                  Increased our Woodford Shale test activity.  We initiated activities of the first of up to two more test wells at our shallow 1,500’ depth Woodford acreage block in Wagoner County, OK during fiscal 2011 to add to our knowledge base.  Separately, in our mid-depth Haskell County, OK, Woodford Shale leasehold, we initiated activities to re-enter two vertical wells to begin testing completions in the Woodford between 4,000’ and 6,000’ depth.  We intend to use the information gained to attract candidates for joint venture development.

•                  Pursuing commercial joint ventures utilizing our proprietary artificial lift technology.  Based on tests results at Giddings, we believe our technology could re-establish production in many wells throughout Giddings and other fields developed with horizontal wells where liquids are associated with their production.  We are currently negotiating with a major producer at Giddings, and have entered into discussions with a second producer, to provide our lift technology with the intent of gaining an interest in the newly re-established production.  We also plan on approaching other producers during fiscal 2011 for potential applications both within and outside of Giddings.

•                  Continued testing of our Neptune Oil Project in South Texas.  Following receipt of a state permit for our water injection well, we plan to continue testing the Garcia #1 producer in the Mirando Sand and re-enter up to two additional producer wells to complete our test program.

•      Exercised lease options and renew other leases. We continue to exercise lease options and renew other leases to maintain high value drilling locations at Giddings and core positions in our leasehold in Oklahoma, as well as provide funds for forced pooling associated with producing Woodford wells in Oklahoma.

Operations

•                  Sales volumes decreased 27% in the first quarter of fiscal 2011 versus our first quarter of fiscal 2010.  Our decrease in sales volumes for the year was solely attributable to our normal production decline in the Giddings Field.  Sales volumes for our properties in the Giddings field decreased 40% as compared to the three months ended September 30, 2009.  The decrease was partially offset by oil production from our interests in Delhi of 4,558 bbls during the three months ended September 30, 2010 compared to 27 bbls during the three months ended September 30, 2009.

•                  Our depletion rate decreased 74% to less than $5 per BOE compared to our 1st quarter of fiscal 2010.  Our depletion rate for the three months ended September 30, 2010 was $4.50 per BOE, compared to $17.17 for the three months ended September 30, 2009.  The decrease in our depletion rate was due to the addition of 9.4 million barrels of proved oil reserves at Delhi, while associated legacy capital costs of only $1.2 million ($0.13 of costs per incremental barrel) were transferred to our full cost pool.

•                  The product prices we received increased 37% during our first quarter of fiscal 2011 versus our first quarter of fiscal 2010.  During the three months ended September 30, 2010, the average price we received was $45.63 per BOE, as compared to $33.43 per BOE during the three months ended September 30, 2009.  Received oil price increased from $66.46 to $74.36 per barrel, gas price from $3.43 to $4.38 per mcf, and natural gas liquid price from $32.16 to $41.41 per barrel.

Finances

•                  We ended our first quarter with $4.3 million of working capital, compared to $4.9 million at June 30, 2010.  At September 30, 2010, working capital included $3.7 million of cash, cash equivalents and short-term certificates of deposit and $0.7 million of recoverable income taxes arising from current year tax losses carried back to a prior tax year.   The $0.6 million reduction in our working capital since June 30, 2010 was due primarily to investments of $0.9 million in oil and natural gas properties, offset by an asset sale of $0.2 million and positive cash flow generated from our oil and gas properties.  The asset sale included one lower valued proved undeveloped location as of June 30, 2010.

•                  Cash flows from operations covered our general and administrative expenses and funded a portion of our capital expenditures.  Cash flows from operations were $158 thousand during the three months ended September 30, 2010.

•                  We remained debt free. All of our expenditures were funded solely by working capital and we ended our most recent fiscal quarter with no funded debt.

Liquidity and Capital Resources

At September 30, 2010, our working capital was $4.3 million and we continued to be debt free.  This compares to working capital of $4.9 million at June 30, 2010.  The $0.6 million decrease in working capital since June 30, 2010, was due primarily to investments of $0.9 million in oil and natural gas properties, offset by an asset sale of $0.2 million and cash flows from operations.  Of the $0.9 million of capital expenditures incurred during the three months ended September 30, 2010, $462 thousand was for leasehold acquisitions and $455 thousand was for development activities.  Development activities were in the Giddings Field in Texas, our Neptune Oil Project in the Lopez Field in South Texas, and our gas shale project in Eastern Oklahoma.

Cash Flows from Operating Activities

Cash flows provided by operating activities for the three months ended September 30, 2010 were $0.2 million.  Cash flows provided by operations include cash receipts of $1.3 million from oil and natural gas sales from our properties in the Giddings Field and our interests in the Delhi Field, less cash payments for operating expenses of $1.1 million, including lease operating expenses, production taxes, salaries and wages.

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

Cash Flows from Investing Activities

Cash paid for oil and gas capital expenditures during the three months ended September 30, 2010 and 2009, was $0.9 million and $1.1 million, respectively, which includes net payments on accounts payable of nil and $0.1 million, respectively, relating to prior period expenditures for oil and natural gas properties.

During the three months ended September 30, 2010, $1.0 million of certificates of deposit matured.  During the three months ended September 30, 2009, $0.1 million of short-term certificates of deposit were purchased.

Cash Flows from Financing Activities

During the three months ended September 30, 2010, we received $16 thousand due to the exercise of 6,875 stock options with an exercise price of $2.33 per share.  There were no cash flows from financing activities during the three months ended September 30, 2009.

Capital Budget

Our approved fiscal 2011 Plan provides for capital expenditures of approximately $4.0 million.  We expect to fund our fiscal 2011 Plan with internally generated funds, our working capital and pursuant to the JDA we signed in July 2010.  Increases in our activity level over the planned operations will be funded from joint ventures, project financing, selective divestments of noncore assets or potentially from minor equity offerings at attractive stock valuations when capital market conditions improve.

Results of Operations

Three months ended September 30, 2010 and 2009

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended
	September 30			%
	2010	2009	Variance	change

Sales Volumes, net to the Company:

Crude oil (Bbl)	8,717	7,570	1,147	15%

NGLs (Bbl)	5,069	8,871	(3,802)	(43)%

Natural gas (Mcf)	71,010	111,380	(40,370)	(36)%
Crude oil, NGLs and natural gas (BOE)	25,621	35,004	(9,383)	(27)%

Revenue data:

Crude oil	$648,218	$503,122	$145,096	29%

NGLs	209,918	285,311	(75,393)	(26)%

Natural gas	310,960	381,594	(70,634)	(19)%
Total revenues	$1,169,096	$1,170,027	$(931)	(0)%

Average price:
Crude oil (per Bbl)	$74.36	$66.46	$7.90	12%
NGLs (per Bbl)	41.41	32.16	9.25	29%
Natural gas (per Mcf)	4.38	3.43	0.95	28%
Crude oil, NGLs and natural gas (per BOE)	$45.63	$33.43	$12.20	37%

Expenses (per BOE)
Lease operating expenses and production taxes	$14.41	$10.95	$3.46	32%
Depletion expense on oil and natural gas properties (a)	$4.50	$17.17	$(12.67)	(74)%

(a)          Excludes depreciation of office equipment, furniture and fixtures, and other of $8,827 and $16,627, for the three months ended September 30, 2010 and 2009, respectively.

Net loss.  For the three months ended September 30, 2010, we reported a net loss of $485,334, or $0.02 loss per share (which includes $354,486 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $1,169,096.  This compares to a net loss of $704,825, or $0.03 per share (which includes $391,636 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $1,170,027 for the three months ended September 30, 2009.  The decrease in net loss was primarily due to a decrease in total operating expenses of $451,240, offset by a reduction of our income tax benefit from $154,987 for the three months ended September 30, 2010 compared to a benefit of $378,348 for the three months ended September 30, 2009.  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the three months ended decreased 27% from 35,004 BOE for the three months ended September 30, 2009 to 25,621 for the three months ended September 30, 2010.  Our crude oil sales volumes for the three months ended September 30, 2010 included 4,558 bbls from our interests in Delhi and 4,159 bbls from our properties in the Giddings Field.  Our crude oil sales volumes for the three months ended September 30, 2009 included 27 bbls from our interests in Delhi and 7,543 bbls from our properties in the Giddings Field.  Our NGL and natural gas volumes for the three months ended September 30, 2010 and 2009 were from our properties in the Giddings Field.

Overall sales volumes from our properties in the Giddings Field has decreased 40% from the three months ended September 30, 2009 due to normal decline.

Petroleum Revenues.  Crude oil, NGLs and natural gas revenues for the three months ended September 30, 2010 remained flat compared to the three months ended September 30, 2008.  This was due to a 37% increase in the average price received per BOE, from $33 per BOE for the three months ended September 30, 2009 to $46 per BOE for the three months ended September 30, 2010, offset by a 27% decline in volumes.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the three months ended September 30, 2010 decreased 4% compared to the three months ended September 30, 2009.  A significant reduction in saltwater disposal costs, due to our Pearson salt water disposal well, was partially offset by increased workover costs.  Lease operating expense and production taxes per barrel of oil equivalent increased 32% from $11 per BOE during the three months ended September 30, 2009, to $14 per BOE during the three months ended September 30, 2010.

General and Administrative Expenses (“G&A”).  G&A expenses increased 4% to $1.31 million for the three months ended September 30, 2010, compared to $1.25 million for the three months ended September 30, 2009.  The increase was due to greater personnel costs associated with an increase in estimated 2011 bonuses and a one time recruiting charge for the hiring of a replacement field engineer, offset by a decrease in legal fees and stock based compensation.  Stock-based compensation was $354,486 (27% of total G&A) for the three months ended September 30, 2010, compared with and $391,636 (31% of total G&A) for the three months ended September 30, 2009.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and, as a result, will likely continue to be a significant component of our G&A costs.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A decreased by 80% to $124,018 for the three months ended September 30, 2010, compared to $617,757 for the three months ended September 30, 2009.  The decrease is due to a lower depletion rate ($4.50 vs. $17.17) per BOE, as a result of the addition of 9.4 million proved oil reserves at Delhi with associated legacy costs of only $1.2 million transferred to our full cost pool.

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services.  Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our lease operating expenses and our capital expenditures.  During fiscal 2009 and into fiscal 2010, we saw a substantial decline in both petroleum product prices and drilling and oilfield services costs from prior years, followed more recently by moderate increases in oil price, materials and services, offset by a substantial decrease in natural gas price.  Product prices, operating costs and development costs may not always move in tandem.

Known Trends and Uncertainties.  While general worldwide economic conditions have improved, they continue to be uncertain and volatile.  Concerns over uncertain future economic growth are affecting numerous industries, companies, as well as consumers, which impact demand for crude oil and natural gas.  If demand decreases in the future, it may put downward pressure on crude oil and natural gas prices, thereby lowering our revenues and working capital going forward.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the first quarter ending September 30, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended September 30, 2010, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended June 30, 2010 except as noted below.  As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, Chief Financial and Chief Accounting Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer, Chief Financial and Chief Accounting Officers concluded that as of September 30, 2010 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter ended September 30, 2010 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

See risk factors set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

EVOLUTION PETROLEUM CORPORATION

(Registrant)

By:	/s/ STERLING H. MCDONALD
Sterling H. McDonald
Vice-President and Chief Financial Officer
Principal Financial Officer

By:	/s/ GREG S. GOODALE
Greg S. Goodale
Chief Accounting Officer
Principal Accounting Officer

Date: November 15, 2010