Form 10-Q
period 2010-12-31
EVOLUTION PETROLEUM CORP
filed 2011-02-11
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of February 10, 2011, was 27,504,566.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2010	2010
Assets
Current assets
Cash and cash equivalents	$2,420,807	$3,138,259
Certificates of deposit	250,000	1,350,000
Restricted cash from joint interest partner	2,265,638	—
Receivables
Oil and natural gas sales	498,666	536,366
Joint interest partner	537,384	—
Income taxes	1,004,377	25,200
Other	62,290	147,059
Income taxes recoverable	—	716,973
Prepaid expenses and other current assets	398,363	315,494
Total current assets	7,437,525	6,229,351

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties — full-cost method of accounting, of which $7,083,133 and $7,851,068 at December 31, 2010 and June 30, 2010, respectively, were excluded from amortization.	32,622,925	30,803,061
Other property and equipment	84,658	101,998
Total property and equipment	32,707,583	30,905,059

Other assets	45,308	60,665

Total assets	$40,190,416	$37,195,075

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,780,812	$678,609
Joint interest advances	915,276	—
Accrued payroll	26,408	75,692
Royalties payable	178,447	221,062
State taxes payable	296,114	202,334
Other current liabilities	44,657	110,002
Total current liabilities	4,241,714	1,287,699

Long term liabilities
Deferred income taxes	2,854,110	2,949,880
Asset retirement obligations	811,754	811,635
Accrued compensation	315,000	—
Stock-based compensation	—	587,033
Deferred rent	83,524	81,635

Total liabilities	8,306,102	5,717,882

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding.	—	—
Common stock; par value $0.001; 100,000,000 shares authorized; issued 28,292,766 shares; outstanding 27,504,566 shares and 27,061,376 shares as of December 31, 2010 and June 30, 2010, respectively.	28,292	27,849
Additional paid-in capital	19,886,190	18,532,643
Retained earnings	12,851,854	13,798,723
	32,766,336	32,359,215
Treasury stock, at cost, 788,200 shares as of December 31, 2010 and June 30, 2010.	(882,022)	(882,022)

Total stockholders’ equity	31,884,314	31,477,193

Total liabilities and stockholders’ equity	$40,190,416	$37,195,075

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues
Crude oil	$778,594	$456,375	$1,426,812	$959,497
Natural gas liquids	231,495	280,212	441,413	565,523
Natural gas	169,343	464,715	480,303	846,309
Total revenues	1,179,432	1,201,302	2,348,528	2,371,329

Operating Costs
Lease operating expense	311,224	369,928	665,805	734,774
Production taxes	13,073	16,459	27,776	34,826
Depreciation, depletion and amortization	102,429	550,142	226,447	1,167,899
Accretion of asset retirement obligations	10,766	15,200	27,081	29,538
General and administrative *	1,309,387	1,253,596	2,616,954	2,506,712
Total operating costs	1,746,879	2,205,325	3,564,063	4,473,749

Loss from operations	(567,447)	(1,004,023)	(1,215,535)	(2,102,420)

Other income
Interest income	3,705	13,785	11,472	29,009

Net loss before income tax benefit	(563,742)	(990,238)	(1,204,063)	(2,073,411)

Income tax benefit	102,207	288,298	257,194	666,646

Net loss	$(461,535)	$(701,940)	$(946,869)	$(1,406,765)

Loss per common share
Basic and Diluted	$(0.02)	$(0.03)	$(0.03)	$(0.05)

Weighted average number of common shares
Basic and Diluted	27,457,118	27,092,954	27,308,920	26,869,488

*General and administrative expenses for the three month period ended December 31, 2010 and 2009 included non-cash stock-based compensation expense of $396,394 and $424,800, respectively. General and administrative expenses for the six month period ended December 31, 2010 and 2009 included non-cash stock-based compensation expense of $750,880 and $816,436, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(946,869)	$(1,406,765)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation, depletion and amortization	226,447	1,167,899
Stock-based compensation	750,880	816,436
Accretion of asset retirement obligations	27,081	29,538
Payments on asset retirement obligations	(1,847)	—
Deferred income taxes	(264,194)	(626,156)
Accrued compensation	315,000	210,000
Deferred rent	1,889	1,888
Other	32,080	3,118
Changes in operating assets and liabilities
Receivables from oil and natural gas sales	37,700	(10,420)
Receivables from income taxes and other	84,769	71,745
Due from joint interest partner	(177,713)	—
Prepaid expenses and other current assets	(82,869)	14,181
Accounts payable and accrued expenses	21,254	139,474
Royalties payable	(42,615)	43,650
Income taxes payable	—	(157,736)
Net cash (used in) provided by operating activities	(19,007)	296,852

Cash flows from investing activities
Proceeds from asset sale	231,326	—
Development of oil and natural gas properties	(1,339,366)	(2,222,654)
Acquisitions of oil and natural gas properties	(689,759)	(58,141)
Maturities of certificates of deposit	1,100,000	1,757,312
Purchases of certificates of deposit	—	(1,350,000)
Other assets	(16,723)	(2,963)
Net cash used in investing activities	(714,522)	(1,876,446)

Cash flows from financing activities
Proceeds from the issuance of restricted stock	28	42
Proceeds from the exercise of stock options	16,049	—
Net cash provided by financing activities	16,077	42

Net decrease in cash and cash equivalents	(717,452)	(1,579,552)

Cash and cash equivalents, beginning of period	3,138,259	3,891,764

Cash and cash equivalents, end of period	$2,420,807	$2,312,212

Our supplemental disclosures of cash flow information for the six months ended December 31, 2010 and 2009 are as follows:

	Six Months Ended
	December 31,
	2010	2009
Income taxes paid	$7,000	$166,015

Non-cash transactions
Increase (decrease) in accounts payable used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties:	$256,287	$(153,661)
Increase in accounts payable related to joint venture activities:	$1,710,033	$—
Oil and natural gas properties incurred through recognition of asset retirement obligations:	$(25,115)	$63,779

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

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included.  The interim financial information and notes hereto should be read in conjunction with the Company’s 2010 Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation and Reporting.  Our consolidated financial statements include the accounts of EPM and its wholly-owned subsidiaries: NGS Sub Corp and its wholly owned subsidiary, Tertiaire Resources Company, NGS Technologies, Inc., and Evolution Operating Corp. Inc.  All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous period may include certain reclassifications that were made to conform to the current presentation.  Such reclassifications have no impact on previously reported loss or stockholders’ equity.

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

Note 2 — Property and Equipment

As of December 31, 2010 and June 30, 2010 our oil and natural gas properties and other property and equipment consisted of the following:

	December 31, 2010	June 30, 2010
Oil and natural gas properties
Property costs subject to amortization	$30,572,547	$27,775,641
Less: Accumulated depreciation, depletion, and amortization	(5,032,755)	(4,823,648)
Unproved properties not subject to amortization	7,083,133	7,851,068
Oil and natural gas properties, net	$32,622,925	$30,803,061

Other property and equipment
Furniture, fixtures and office equipment, at cost	260,476	260,476
Less: Accumulated depreciation	(175,818)	(158,478)
Other property and equipment, net	$84,658	$101,998

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2 — Property and Equipment (Continued)

Unproved properties not subject to amortization includes unevaluated acreage of $5.3 and $6.0 million as of December 31, 2010 and June 30, 2010, respectively, consisting of properties in the Giddings Field in Central Texas, the Woodford Shale trend in Oklahoma, and, as of June 30, 2010, the Lopez Field in South Texas (our “Neptune Oil Project”).    Unproved properties also includes $0.7 million as of December 31, 2010 and June 30, 2010, relating to our interests in the Delhi Field in Louisiana.  Unproved properties also includes $1.1 and $1.2 million as of December 31, 2010 and June 30, 2010, respectively, related to the drilling of test wells and re-entry wells on our acreage in Wagoner County in Oklahoma.  Production testing of our wells in Oklahoma is ongoing.  Development of our unproved properties is expected to be completed within one to five years.  Our evaluation of impairment of unproved properties occurs, at a minimum, on a quarterly basis.

Note 3 — Joint Interest Drilling Arrangement

In July 2010, we entered into a drilling arrangement with an industry partner to drill up to five horizontal development wells in the Giddings Field in central Texas.  Our industry partner has funded $6,335,634 through December 31, 2010, their portion of the initial approval for expenditure (“AFE’) for the first three wells. As of December 31, 2010, $915,276 of their funding has yet to be incurred with respect to those wells.  We have billed our industry partner $537,384 for operating expense recovery and costs incurred for their share of supplemental AFEs.  Amounts pertaining to our industry partner’s share of the joint interest drilling arrangement included in our balance sheet as of December 31, 2010, are as follows:

Restricted cash from joint interest partner	$2,265,638
Amounts due from joint interest partner	537,384
Accounts payable	1,710,033
Joint interest advances	915,276

Note 4 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the six months ended December 31, 2010:

Asset retirement obligations — beginning of period	$811,635
Accretion	27,081
Payments on asset retirement obligations	(1,847)
Revision of estimate	(25,115)
Asset retirement obligations — end of period	$811,754

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

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5 — Stockholders’ Equity (Continued)

On September 10, 2010, the Board of Directors authorized and the Company issued 106,927 shares of common stock from the 2004 Stock Plan to certain employees for the payment of fiscal 2010 bonuses.  The value of the shares issued were $587,033, based on the fair market value on the date of issuance, or $5.49 per share.  The amount of bonus was accrued as of June 30, 2010, and recognized as a long term liability.  On September 10, 2010, the date of the share issuance, the liability was reclassified to additional paid-in capital.

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

On December 9, 2010, a total of 28,047 shares of restricted common stock was issued to four outside directors as part of their board compensation for calendar year 2011.  The value of the shares issued was $168,000, based on the fair market value on the date of issuance.  All issuances of common stock were subject to vesting terms per individual stock agreements, which is generally one year for directors.

On December 21, 2010, an employee of the Company exercised 30,000 stock options granted in 2003 at an exercise price of $0.001 per share. See Note 6.

Note 6 — Stock-Based Incentive Plan

We may grant option awards to purchase common stock (the “Stock Options”), restricted common stock awards (“Restricted Stock”), and unrestricted fully vested common stock, to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  Option awards for the purchase of 600,000 shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 5,500,000 shares of common stock.  No shares are available for grant under the 2003 Stock Plan and, as of December 31, 2010, 180,170 shares remain available for grant under the 2004 Stock Plan.

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

Stock Options and Incentive Warrants

Non-cash stock-based compensation expense related to Stock Options and Incentive Warrants for the three months ended December 31, 2010 and 2009 was $172,728 and $261,762, respectively.  Non-cash stock-based compensation expense related to Stock Options and Incentive Warrants for the six months ended December 31, 2010 and 2009 was $369,571 and $527,014, respectively.

There were no Stock Options granted during the six months ended December 31, 2010 and 2009.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 6 — Stock-Based Incentive Plan (Continued)

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

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of December 31, 2010, and the changes during the fiscal year:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2010	5,482,820	$1.83

Granted	—	—
Exercised	(36,875)	$0.44
Cancelled or forfeited	(3,125)	$2.33
Expired	—	—

Stock Options and Incentive Warrants outstanding at December 31, 2010	5,442,820	$1.85	$25,462,890	4.9

Vested or expected to vest at December 31, 2010	5,442,820	$1.85	$25,462,890	4.9

Exercisable at December 31, 2010	5,084,277	$1.76	$24,199,653	4.9

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($6.52 as of December 31, 2010) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

There were 36,875 Stock Options exercised during the six months ended December 31, 2010 with an aggregate intrinsic value of $204,101.  There were no Stock Options or Incentive Warrants that were exercised during the six months ended December 31, 2009.

A summary of the status of our unvested Stock Options and Incentive Warrants as of December 31, 2010 and the changes during the six months ended December 31, 2010, is presented below:

	Number of Stock Options and Incentive Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2010	552,582	$2.04

Granted	—	—

Vested	(190,914)	$2.62

Forfeited	(3,125)	$2.33

Unvested at December 31, 2010	358,543	$3.00

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 6 — Stock-Based Incentive Plan (Continued)

During the six months ended December 31, 2010 and 2009, there were 190,914 and 150,401 Stock Options and Incentive Warrants that vested with a total grant date fair value of $500,195 and $496,323, respectively.

The total unrecognized compensation cost at December 31, 2010, relating to non-vested Stock Options and Incentive Warrants was $699,504.  Such unrecognized expense is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock

Stock-based compensation expense related to Restricted Stock grants for the three months ended December 31, 2010 and 2009 was $223,666 and $163,038, respectively.  Stock-based compensation expense related to Restricted Stock grants for the six months ended December 31, 2010 and 2009 was $381,309 and $289,422, respectively.

The following table sets forth the Restricted Stock transactions for the six months ended December 31, 2010:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2010	403,159	$3.15

Granted	303,603	$5.52

Vested	(114,560)	$3.73

Forfeited	(4,215)	$3.11

Unvested at December 31, 2010	587,987	$4.25

At December 31, 2010, unrecognized stock compensation expense related to Restricted Stock grants totaled $2,427,238.  Such unrecognized expense will be recognized over a weighted average period of 3.1 years.

Note 7 — Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the six months ended December 31, 2010.  We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending June 30, 2008 through June 30, 2010.

Our effective tax rate for any period may differ from the statutory federal rate due to our state income tax liability in Louisiana and to stock-based compensation related to qualified incentive stock option awards (“ISO awards”), a permanent tax difference for financial reporting, as these types of awards, if certain conditions are met, are not deductible for federal tax purposes.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7 — Income Taxes (Continued)

We have recorded an income tax receivable for approximately $1.0 million , as a result of the carry-back of our 2010 income tax loss to our 2007 and 2006 tax years.  Significant intangible drilling costs were incurred during the 2010 fiscal year, of which, we elected to expense approximately $1.3 million for federal income tax purposes.  Under GAAP intangible drilling costs are capitalized as part of oil and natural gas properties, and depleted using the unit-of-production method.  The deduction of intangible drilling costs created a significant difference in the income tax and book basis of our oil and natural gas properties, the most significant component of our net deferred income tax liability as of December 31, 2010 and June 30, 2010.

Note 8 — Net loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2010	2009	2010	2009
Numerator
Net loss	$(461,535)	$(701,940)	$(946,869)	$(1,406,765)

Denominator*
Weighted average number of common shares — basic and diluted	27,457,118	27,092,954	27,308,920	26,869,488

Net loss per common share — basic and diluted	$(0.02)	$(0.03)	$(0.03)	$(0.05)

* Potential dilutive common shares are excluded from the computation of net loss per common shares because their effect will always be anti-dilutive.

Outstanding potentially dilutive securities as of December 31, 2010 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at December 31, 2010

Common stock warrants issued in connection with equity and financing transactions	$1.87	159,308
Stock Options and Incentive Warrants	$1.85	5,442,820
Total	$1.83	5,602,128

Outstanding potentially dilutive securities as of December 31, 2009 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at December 31, 2009

Common stock warrants issued in connection with equity and financing transactions	$1.89	173,058
Stock Options and Incentive Warrants	$1.83	5,485,820
Total	$1.83	5,658,878

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of December 31, 2010 under this operating lease are as follows:

For the twelve months ended December 31,
2012	$146,806
2013	159,011
2014	159,011
2015	159,011
2016	159,011
Thereafter	92,750
Total	$875,600

Rent expense for the three months ended December 31, 2010 and 2009 was $36,324 and $39,232, respectively.  Rent expense for the six months ended December 31, 2010 and 2009 was $72,647 and $78,962, respectively.

Employment Contracts.  We have entered into employment agreements with the Company’s three senior executives.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.   The total contingent obligation under the employment contracts as of December 31, 2010 is approximately $524,000.

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

We are focused on increasing underlying asset values on a per share basis.  In doing so, we depend on a conservative capital structure, allowing us to maintain control of our assets for the benefit of our shareholders, including approximately 20% beneficially owned by all of our directors, officers and employees.

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

Highlights for our Second Quarter 2011 and Project Update

Operations

•      Net losses improved by 34% and 33% for the three and six month periods ending December 31, 2010, respectively, from the comparable prior year results.  Our net losses for the three and six month periods ended December 31, 2010 were $461,535 and $946,869, respectively, compared to $701,940 and $1,406,765 for the same periods ended December 31, 2009.  Improvements were driven by an 81% reduction in our DD&A in both periods due to our large addition of proved reserves as of June 30, 2010.

•      Sales volumes decreased 29% in the second quarter of fiscal 2011 versus our second quarter of fiscal 2010, but an increasing proportion of oil production maintained revenues.  Crude oil and NGL volumes increased 10% in the current three month period from the comparable prior year period.  Natural gas volumes declined 57% due to normal production declines at Giddings and a loss of production from our best well, the Pearson #1H. We believe that the Pearson #1H decline is a result of influx of drilling fluid water lost during the drilling of our nearby joint venture Dodd #1H well.  In early February 2011 production was partially re-established and could likely be aided further once the Dodd #1H is put on production in late February 2011.   Overall sales volumes for our properties at Giddings decreased 49% as compared to the three months ended December 31, 2009.

•      The product prices we received increased 39% on a BOE basis during our second quarter of fiscal 2011 versus our second quarter of fiscal 2010.  During the three months ended December 31, 2010, our average received oil price increased 12% to $83.28 per barrel, our received gas liquids price increased 13% to $46.12 per barrel, and our received natural gas price decreased 14% to $3.64 per dry mcf.  On a combined basis, we averaged $53.32 per BOE compared to $38.46 per BOE during the three months ended December 31, 2009.

Projects

•      Delhi Phase I tertiary production sales averaged 1,057 gross BO per day during the month of December, netting Evolution 78 BO per day from its royalty interests.  Evolution’s royalty barrels are free of all expense, including state severance tax until project payout.  Sequentially, our production during our second quarter of fiscal 2011 increased 37% over our first quarter of fiscal 2011 to 6,266 net BO. First EOR production response began in March of 2010, well after the end of second quarter of fiscal 2010, and production response continues to improve past December 2010 from Phase I wells.

•      Implementation of Phase II of our Delhi CO2 EOR project began at the end of our second quarter of fiscal 2011.  Phase II of our Delhi EOR project, which is about double the size of Phase I, was initiated through incremental CO2 injection at the end of December 2010.  Phase III, which is being installed during calendar 2011, and the remaining Phases IV and V are scheduled to include similar numbers of wells as in Phase II, as compared to the much smaller Phase I.  We expect significant increases in EOR production at Delhi from Phase II during the remainder of 2011 with first production response from Phase II expected by midyear 2011.

•      We drilled and completed two additional development wells at Giddings pursuant to our Joint Development Agreement.  As disclosed in our first quarter Form 10-Q, we entered into a joint development agreement (“JDA”) with an industry partner in July of 2010 to develop up to five of our eighteen proved and two probable horizontal drilling locations at Giddings.  These locations produce oil, gas liquids and natural gas reserves in the naturally fractured Austin Chalk, Georgetown and Buda formations. The JDA provides that we operate the drilling of two commitment wells on our proved locations in the Giddings Field, with the potential to add up to three option wells as elected by our partner.  Under the terms of the JDA, we receive a 10% carried working interest in recognition of our costs to date, retain a 10% cost bearing working interest for our cash participation, and retain a 22.5% back-in working interest on each well drilled on our partner’s 80% working interest following a simple two well basket payout and well-by-well simple pay-out on the subsequent wells (bringing our after-payout working interest to 38%).  The leases carry approximately 80% net revenue interest to the 100% working interest.

To date, we have drilled the two commitment wells and one option well, none of which generated revenue during our second quarter of fiscal 2011.  Our share of net capital expenditures for the three wells in the JDA program to date is approximately $0.7 million. Our JDA partner is awaiting production results from the first three wells before making an election on participation in, and selection of, the remaining two option wells.  We are also exploring opportunities to enter into a second joint venture to develop our remaining drilling locations, which would require an increase in our planned capital expenditures, subject to the terms of such joint venture.

As reported in our prior 10-Q, the first JDA location, the Supak-Brinkman-1H in Burleson County, was a re-entry operation to add a single 4,100’ foot Austin Chalk lateral to an existing wellbore.  Completion operations are underway by first producing back a portion of the water lost to the formation during drilling. The unusually prolonged time it has taken to flow-back a sufficient portion of lost drilling water suggests that we should have minimal expectations for production.  At June 30, 2010, our outside engineers had assigned to the 100% working interest approximately 164,000 net BOE of proved reserves.

Following rig-down of the Supak-Brinkman, we mobilized, rigged up and completed drilling during our second fiscal quarter on the second JDA location, the Dodd #1H in northern Grimes County.  This well included two opposing laterals of 3,200’ and 4,360’ in the Georgetown formation. Production is expected to begin in late February 2011 subject to completion of flow line connections to two gas gatherers and our salt water disposal well. During normal wellbore cleanout operations following completion, we briefly tested the well at a strong production rate and shut-in pressure.  At June 30, 2010, our outside engineers assigned 244,000 net BOE of reserves to the 100% working interest, split evenly between proved and probable reserve categories.

Following rig-down of the Dodd, we mobilized and rigged up on the third JDA location (the first “option” well), the Lightsey-Lightsey #1H in Brazos County, and completed the drilling of a single 4,560’ lateral into the Buda formation.  Following completion of a gas gathering pipeline, the well began first production in early February at a four day average rate of 1.3 MMCFD of liquids rich natural gas and 124 BOPD.  At June 30, 2010, our outside engineers assigned 307,000 net BOE of reserves to the 100% working interest, split evenly between proved and probable reserve categories.

•      We initiated first testing of our mid-depth Woodford Shale project in Haskell County, OK and continued a shallow Woodford test in Wagoner County, OK.  Our second fiscal quarter activity in Oklahoma was mostly focused on our mid-depth Haskell County, OK, Woodford Shale leasehold.  During the quarter, we completed a re-entry into the John Wells #1 at approximately 5,000’ depth and successfully established production.  We are currently installing a gathering pipeline connection and expect to commence gas sales in February 2011.  We also are engaged in unitization of our second Haskell County location and expect to begin the well re-entry by the end of the third fiscal quarter of 2011.  The unitization process allows us to force pool additional acreage and thereby increase our leasehold position while holding the leases through production.  In Wagoner County, we are continuing a production test of the shallow Woodford Shale in our Limon #1 well through an extensive dewatering operation.  We are selectively not exercising lease renewal options in certain areas of our Wagoner leasehold due to test results to date.

•      We continued pursuing commercial joint ventures utilizing our proprietary artificial lift technology.  Based on tests results at Giddings, we believe our technology could re-establish production in many wells throughout Giddings and other fields developed with horizontal wells where liquids are associated with their production.  We are continuing our negotiations with a third party to demonstrate the technology with the intent of gaining an interest in the newly re-established production.  The third party has agreed to the list of target wells and is working internally to finalize the joint venture agreement, but the joint effort is taking longer than expected. Consequently, we also are working on two other commercialization demonstration projects.

•      Exercised lease options and renew other leases. We continue to exercise lease options and renew other leases to maintain high value drilling locations at Giddings and core positions in our leasehold in Oklahoma, as well as provide funds for forced pooling associated with producing Woodford wells in Oklahoma.

•      Following delayed receipt of our water injection permit during the recent quarter, we restarted our production test of the first producing well, and it is averaging approximately 2 BO per day, less than our targeted rate.  We do not expect near term development until improvement test results warrant expansion and we are allowing certain leases to expire without exercising our renewal option.

Finances

•      We ended our first quarter with $3.2 million of working capital, compared to $4.9 million at June 30, 2010.  At December 31, 2010, working capital included $2.7 million of cash, cash equivalents and short-term certificates of deposit and $1.0 million of income taxes receivable arising from our fiscal year ended June 30, 2010 tax loss carried back to a prior tax year.   The $1.7 million reduction in our working capital since June 30, 2010 was due primarily to investments of $2.3 million in oil and natural gas properties, offset by an asset sale of $0.2 million and positive cash flow generated from our oil and gas properties.  The asset sale included one lower valued proved undeveloped location as of June 30, 2010.

•      We remained debt free. All of our expenditures were funded solely by working capital and we ended our most recent fiscal quarter with no funded debt.

Liquidity and Capital Resources

At December 31, 2010, our working capital was $3.2 million and we continued to be debt free.  This compares to working capital of $4.9 million at June 30, 2010.  The $1.7 million decrease in working capital since June 30, 2010 was due primarily to investments of $2.3 million in oil and natural gas properties, offset by an asset sale of $0.2 million and operating activities.  Of the $2.3 million of capital expenditures incurred during the six months ended December 31, 2010, $0.8 million was for leasehold acquisitions and $1.5 million was for development activities.  Development activities were in the Giddings Field in Texas, our Neptune Oil Project in the Lopez Field in South Texas, and our gas shale project in Eastern Oklahoma.

Cash Flows from Operating Activities

Cash flows used in operating activities for the six months ended December 31, 2010 were $19,007.  Cash flows used in operations included cash receipts of $2.3 million from oil and natural gas sales from our properties in the Giddings Field and our interests in the Delhi Field, less cash payments for operating expenses of $2.2 million, including lease operating expenses, production taxes, salaries and wages, and less $0.2 million in cash payments related to our joint interest partner’s share of capital expenditures and which are due from our joint interest partner.

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

Cash Flows from Investing Activities

Cash paid for oil and gas capital expenditures during the six months ended December 31, 2010 and 2009, was $2.0 million and $2.3 million, respectively, which includes net increases (payments) on accounts payable of $0.3 million and ($0.2) million, respectively, relating to expenditures for oil and natural gas properties.

During the six months ended December 31, 2010, $1.1 million of certificates of deposit matured.  During the six months ended December 31, 2009, we purchased $1.4 million in short-term certificates of deposit and $1.8 million of certificates of deposit matured.

Cash Flows from Financing Activities

During the six months ended December 31, 2010 and 2009, there were no significant cash flows from financing activities.

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

Results of Operations

Three months ended December 31, 2010 and 2009

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended
	December 31			%
	2010	2009	Variance	change

Sales Volumes, net to the Company:

Crude oil (Bbl)	9,349	6,128	3,221	53%

NGLs (Bbl)	5,019	6,891	(1,872)	(27)%

Natural gas (Mcf)	46,505	109,316	(62,811)	(57)%
Crude oil, NGLs and natural gas (BOE)	22,119	31,238	(9,119)	(29)%

Revenue data:

Crude oil	$778,594	$456,375	$322,219	71%

NGLs	231,495	280,212	(48,717)	(17)%

Natural gas	169,343	464,715	(295,372)	(64)%
Total revenues	$1,179,432	$1,201,302	$(21,870)	(2)%

Average price:
Crude oil (per Bbl)	$83.28	$74.47	$8.81	12%
NGLs (per Bbl)	46.12	40.66	5.46	13%
Natural gas (per Mcf)	3.64	4.25	(0.61)	(14)%
Crude oil, NGLs and natural gas (per BOE)	$53.32	$38.46	$14.86	39%

Expenses (per BOE)
Lease operating expenses and production taxes	$14.66	$12.37	$2.29	19%
Depletion expense on oil and natural gas properties (a)	$4.25	$17.27	$(13.02)	(75)%

(a)   Excludes depreciation of office equipment, furniture and fixtures, and other of $8,513 and $10,799, for the three months ended December 31, 2010 and 2009, respectively.

Net loss.  For the three months ended December 31, 2010, we reported a net loss of $461,535, or $0.02 loss per share (which includes $396,394 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $1,179,432.  This compares to a net loss of $701,940, or $0.03 per share (which includes $424,800 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $1,201,302 for the three months ended December 31, 2009.  The decrease in net loss was primarily due to a decrease in total operating expenses of $458,446, offset by a reduction of our income tax benefit from $288,298 for the three months ended December 31, 2009 compared to a benefit of $102,207 for the three months ended December 31, 2010.  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the three months ended December 31, 2010 decreased 29% from 31,238 BOE for the three months ended December 31, 2009 to 22,119 for the three months ended December 31, 2010.  Our crude oil sales volumes for the three months ended December 31, 2010 included 6,266 bbls from our interests in Delhi and 3,083 bbls from our properties in the Giddings Field.  Our crude oil sales volumes for the three months ended December 31, 2009 included 26 bbls from our interests in Delhi and 6,102 bbls from our properties in the Giddings Field.  Our NGL and natural gas volumes for the three months ended December 31, 2010 and 2009 were from our properties in the Giddings Field.

Overall sales volumes from our properties in the Giddings Field has decreased 49% from the three months ended December 31, 2009 due to normal decline and loss of production from our best well, the Pearson #1H. We believe that the Pearson #1H decline is a result of influx of drilling fluid water lost during the drilling of our nearby joint venture Dodd #1H well and production is likely to be re-established once the Dodd #1H is put on production in late February 2011.

Petroleum Revenues.  Crude oil, NGLs and natural gas revenues for the three months ended December 31, 2010 remained flat compared to the three months ended December 31, 2009.  This was due to a 39% increase in the average price received per BOE, from $38 per BOE for the three months ended December 31, 2009 to $53 per BOE for the three months ended December 31, 2010, offset by a 29% decline in volumes.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the three months ended December 31, 2010 decreased 16% compared to the three months ended December 31, 2009.  A reduction in saltwater disposal costs, due to our Pearson salt water disposal well, and advalorem taxes was partially offset by increased workover costs.  Lease operating expense and production taxes per barrel of oil equivalent increased 19% from $12.37 per BOE during the three months ended December 31, 2009, to $14.66 per BOE during the three months ended December 31, 2010.

General and Administrative Expenses (“G&A”).  G&A expenses of approximately $1.3 million for the three months ended December 31, 2010 and 2009, increased 4%.  The increase was due to greater personnel costs associated with an increase in estimated 2011 bonuses, offset by a decrease in legal fees and stock based compensation.  Stock-based compensation was $396,394 (30% of total G&A) for the three months ended December 31, 2010, compared with and $424,800 (34% of total G&A) for the three months ended December 31, 2009.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and, as a result, will likely continue to be a significant component of our G&A costs.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A decreased by 81% to $102,429 for the three months ended December 31, 2010, compared to $550,142 for the three months ended December 31, 2009.  The decrease is due to a lower depletion rate ($4.25 vs. $17.27) per BOE, as a result of the addition of 9.4 million proved oil reserves at Delhi with associated legacy costs of only $1.2 million transferred to our full cost pool.

Six months ended December 31, 2010 and 2009

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Six Months Ended
	December 31			%
	2010	2009	Variance	change

Sales Volumes, net to the Company:

Crude oil (Bbl)	18,066	13,698	4,368	32%

NGLs (Bbl)	10,088	15,762	(5,674)	(36)%

Natural gas (Mcf)	117,515	220,696	(103,181)	(47)%
Crude oil, NGLs and natural gas (BOE)	47,740	66,243	(18,503)	(28)%

Revenue data:

Crude oil	$1,426,812	$959,497	$467,315	49%

NGLs	441,413	565,523	(124,110)	(22)%

Natural gas	480,303	846,309	(366,006)	(43)%
Total revenues	$2,348,528	$2,371,329	$(22,801)	(1)%

Average price:
Crude oil (per Bbl)	$78.98	$70.05	$8.93	13%
NGLs (per Bbl)	43.76	35.88	7.88	22%
Natural gas (per Mcf)	4.09	3.83	0.26	7%
Crude oil, NGLs and natural gas (per BOE)	$49.19	$35.80	$13.39	37%

Expenses (per BOE)
Lease operating expenses and production taxes	$14.53	$11.62	$2.91	25%
Depletion expense on oil and natural gas properties (a)	$4.38	$17.22	$(12.84)	(75)%

(a)   Excludes depreciation of office equipment, furniture and fixtures, and other of $17,340 and $27,426, for the six months ended December 31, 2010 and 2009, respectively.

Net loss.  For the six months ended December 31, 2010, we reported a net loss of $946,869, or $0.03 loss per share (which includes $750,880 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $2,348,528.  This compares to a net loss of $1,406,765, or $0.05 per share (which includes $816,436 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $2,371,329 for the six months ended December 31, 2009.  The decrease in net loss was primarily due to a decrease in total operating expenses of $909,686, offset by a reduction of our income tax benefit from $666,646 for the six months ended December 31, 2009 compared to a benefit of $257,194 for the six months ended December 31, 2010.  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the six months ended decreased 28% from 66,243 BOE for the six months ended December 31, 2009 to 47,740 for the six months ended December 31, 2010.  Our crude oil sales volumes for the six months ended December 31, 2010 included 10,824 bbls from our interests in Delhi and 7,242 bbls from our properties in the Giddings Field.  Our crude oil sales volumes for the six months ended December 31, 2009 included 53 bbls from our interests in Delhi and 13,645 bbls from our properties in the Giddings Field.  Our NGL and natural gas volumes for the six months ended December 31, 2010 and 2009 were from our properties in the Giddings Field.

Overall sales volumes from our properties in the Giddings Field has decreased 44% from the six months ended December 31, 2009 due to normal decline and loss of production from our best well, the Pearson #1H. We believe that the Pearson #1H decline is a result of influx of drilling fluid water lost during the drilling of our nearby joint venture Dodd #1H well and production is likely to be re-established once the Dodd #1H is put on production in late February 2011.

Petroleum Revenues.  Crude oil, NGLs and natural gas revenues for the six months ended December 31, 2010 remained flat compared to the six months ended December 31, 2009.  This was due to a 37% increase in the average price received per BOE, from $36 per BOE for the six months ended December 31, 2009 to $49 per BOE for the six months ended December 31, 2010, offset by a 28% decline in volumes.  The higher price per BOE received was due to higher prices for all commodities and a higher proportion of oil in our sales volumes.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the six months ended December 31, 2010 decreased 10% compared to the six months ended December 31, 2009.  A significant reduction in saltwater disposal costs, due to our Pearson salt water disposal well, was partially offset by increased workover costs.  Lease operating expense and production taxes per barrel of oil equivalent increased 25% from $11.62 per BOE during the six months ended December 31, 2009, to $14.53 per BOE during the six months ended December 31, 2010.

General and Administrative Expenses (“G&A”).  G&A expenses increased 4% to $2.6 million for the six months ended December 31, 2010, compared to $2.5 million for the six months ended December 31, 2009.  The increase was due to greater personnel costs associated with an increase in estimated 2011 bonuses and a one time recruiting charge for the hiring of a replacement field engineer, offset by a decrease in legal fees and a decrease in stock-based compensation.  Stock-based compensation was $750,880 (29% of total G&A) for the six months ended December 31, 2010, compared with $816,436 (33% of total G&A) for the six months ended December 31, 2009.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and, as a result, will likely continue to be a significant component of our G&A costs.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A decreased by 81% to $226,447 for the six months ended December 31, 2010, compared to $1,167,899 for the six months ended December 31, 2009.  The decrease is due to a lower depletion rate ($4.38 vs. $17.22) per BOE, as a result of the addition of 9.4 million proved oil reserves at Delhi with associated legacy costs of only $1.2 million transferred to our full cost pool.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the second quarter ending December 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended December 31, 2010, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended June 30, 2010 except as noted below.  As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for the year ended June 30, 2010.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, Chief Financial and Chief Accounting Officers, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer, Chief Financial and Chief Accounting Officers concluded that as of December 31, 2010 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter ended December 31, 2010 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: February 11, 2011