Form 10-K
period 2011-06-30
EVOLUTION PETROLEUM CORP
filed 2011-09-13
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011

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

(713) 935-0122

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	NYSE Amex
8.5% Series A Cumulative Preferred Stock, $0.001 par value	NYSE Amex

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes: ☐ No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on December 31, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $6.52 on the NYSE Amex was $110,018,265.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of September 12, 2011, was 27,441,674.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2011 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report are incorporated by reference into Part III of this report.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

2011 ANNUAL REPORT ON FORM 10-K

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

“Developed Reserves.”  Reserves of any category that can be expected to be recovered (i) through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well; and (ii) through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.

“EOR.” Enhanced Oil Recovery projects involve injection of heat, miscible or immiscible gas, or chemicals into oil reservoirs, typically following full primary and secondary waterflood recovery efforts, in order to gain incremental recovery of oil from the reservoir.

“Field .” An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geologic structural feature and/or stratigraphic feature. *

“Farmout.” Sale or transfer of all or part of the operating rights from the working interest owner (the assignor or farm-out party), to an assignee (the farm-in party) who assumes all or some of the burden of development, in return for an interest in the property. The assignor may retain an overriding royalty or any other type of interest. For Federal tax purposes, a farm-out may be structured as a sale or lease, depending on the specific rights and carved out interests retained by the assignor.

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

“Permeability.” The measure of ease with which a fluid can move through a reservoir.  The unit of measure is a darcy, or any metric derivation thereof, such as a millidarcy, where one darcy equals 1,000 millidarcys.  Extremely low permeability of 10 millidarcys, or less, are often associated with source rocks, such as shale, making extraction of hydrocarbons more difficult, than say sandstone traps, where permeability can be one to two darcys or more.

“Porosity.” (of sand or sandstone). The relative volume of the pore space (or open area) compared to the total bulk volume of the reservoir, stated in percent.  Higher porosity rocks provide more storage space for hydrocarbon accumulations than lower porosity rocks in a given cubic volume of reservoir.

“Probable Developed Producing Reserves.” Probable Reserves that are Developed and Producing. *

“Probable Reserves.” Additional reserves that are less certain to be recovered than Proved Reserves but which, together with Proved Reserves, are as likely as not to be recovered. *

“Producing Reserves.”  Any category of reserves that have been developed and production has been initiated.  *

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

“Proved Developed Nonproducing Reserves (“PDNP”).” Proved Reserves that have been developed and no material amount of capital expenditures are required to bring on production, but production has not yet been initiated due to timing, markets, or lack of third party completed connection to a gas sales pipeline. *

“Proved Developed Producing Reserves (“PDP”).” Proved Reserves that have been developed and production has been initiated. *

“Proved Reserves.” Estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic, operating methods, and government regulations prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation. The project to extract the hydrocarbons must have commenced or the operator must be reasonably certain that it will commence the project within a reasonable time. *

“Proved Undeveloped Reserves (“PUD”).” Proved Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.  *

(i) Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

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

“PV-10.” Means the present value, discounted at 10% per annum, of future net revenues (estimated future gross revenues less estimated future costs of production, development, and asset retirement costs) associated with reserves and is not necessarily the same as market value.  PV-10 does not include estimated future income taxes.  Unless otherwise noted, PV-10 is calculated using the pricing scheme as required by the Securities and Exchange Commission (“SEC”).  PV-10 of proved reserves is calculated the same as the standardized measure of discounted future net cash flows, except that the standardized measure of discounted future net cash flows includes future estimated income taxes discounted at 10% per annum.  See the definition of standardized measure of discounted future net cash flows.

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

“Standardized Measure.” The standardized measure of discounted future net cash flows (the “Standardized Measure”) is an estimate of future net cash flows associated with proved reserves, discounted at 10% per annum.  Future net cash flows is calculated by reducing future net revenues by estimated future income tax expenses and discounting at 10% per annum.  The Standardized Measure and the PV-10 of proved reserves is calculated in the same exact fashion, except that the Standardized Measure includes future estimated income taxes discounted at 10% per annum.  The Standardized Measure is in accordance with accounting standards generally accepted in the United States of America (“GAAP”).

“Undeveloped Reserves.”  Reserves of any category that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion. *

“Working Interest.” The interest in the oil and gas in place which is burdened with the cost of development and operation of the property.  Also called the operating interest.

“Workover.” A remedial operation on a completed well to restore, maintain or improve the well’s production.

* This definition may be an abbreviated version of the complete definition as defined by the SEC in Rule 4-10(a) of Regulation S-X.

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

At June 30, 2011, we had eleven full-time employees, not including contract personnel and outsourced service providers.

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

•                  Enhanced Oil Recovery (EOR),

•                  Bypassed Primary Resources, and

•                  Unconventional Shale Gas Development.

Our active projects in these categories are:

Enhanced Oil Recovery

Delhi Field — Louisiana

Our mineral interests in the Delhi Holt Bryant Unit in the Delhi Field, located in Northeast Louisiana, are currently our most significant asset. The Unit has had a prolific production history totaling approximately 190 million barrels of oil through primary and secondary recovery operations since its discovery in the mid 1940s.  At the time of our $2.8 million purchase in 2003, the Unit had minimal production.

The Unit is currently being redeveloped as an EOR project utilizing CO 2 flood technology following our farmout to a subsidiary of Denbury Resources, Inc. in 2006.  Current estimates of gross proved and probable reserves by our independent reservoir engineer total 68 million barrels of additional recovery from the flooding operation, approximately 25% higher than our initial gross estimate at the time of the farmout.

We own two types of interests in the Unit:

•                  7.4% of overriding and mineral royalty interests that are in effect throughout the life of the project, free of all operating and capital cost burdens.

•                  A 23.9% reversionary working interest with an associated 19.1% net revenue interest.  The working interest reverts to us when the Operator has generated $200 million of net revenue, as defined, from the 100% working interest, less direct operating expenses and the cost of purchased CO2.  Upon reversion of the deemed payout, regardless of the Operator’s actual capital expenditures, we begin bearing 23.9% of all future operating and capital expense and our net revenue interest increases from 7.4% to 26.5%. Our current independent reserve report dated June 30, 2011 projects the deemed payout to occur on or about the end of calendar year 2013.

Our independent reservoir engineers, DeGolyer & MacNaughton (“D&M”), assigned the following net reserves to our interests at Delhi as of June 30, 2011:

•                  10,937 MBBLS of proved oil reserves, with a PV-10 of $333.6 million *

•                  5,838 MBBLS of probable oil reserves, with a PV-10 of $72.4 million *

•                  45% of proved volumes are developed producing.

•                  33% of probable reserves are developed producing.

* PV-10 of proved reserves is a non-GAAP measure, reconciled to the Standardized Measure at “Estimated Oil and Natural Gas Reserves and Estimated Future Net Revenues” under Item 2. Properties of this Form 10-K.  Probable reserves are not recognized by GAAP, and therefore the PV-10 of probable reserves can not be reconciled to a GAAP measure.

The Operator has planned up to six phases for the installation of the CO2 flood. We refer to them as Phases I thru VI.

Phase I began CO2 injection in November 2009.  First oil production response occurred in March 2010, about three to four months earlier than expected.  Implementation of Phase II, which is more than double the size of Phase I, commenced with incremental CO2 injection at the end of December 2010. First oil production response from Phase II occurred during March 2011, three or more months ahead of expectations, and accounted for approximately 2% of Q3-11 sales volumes.

Phase III is currently being installed with first CO2 injection expected during calendar 2011. We expect that the remaining phases will be installed similarly over the next few years and are scheduled to be similar in size as Phase II, as compared to the much smaller Phase I.

During Q4-11, Delhi’s Louisiana Light Sweet (“LLS”) crude oil sales realized a 14% price premium over the sales price we received from our Giddings production in central Texas. We expect that a similar market differential may continue into fiscal 2012.

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

Giddings Field — Central Texas

We began leasing activities in the Giddings Field in December 2006 and currently hold 4,788 net developed acres and hold approximately 4,350 net acres as undeveloped and associated with our proved drilling locations as of June 30, 2011.  In late calendar 2007, we initiated a redevelopment drilling program in the Giddings Field targeting the Austin Chalk and Georgetown formations.  As of June 30, 2011, we have thirteen producing wells, eleven of which we drilled and two of which we restored to production through workovers.  Three of the producing wells were drilled during 2011 as part of a joint venture to which we contributed our proved drilling locations. One of the three joint venture wells was deemed noncommercial due to water production in the target zone and was recompleted as a producing well in another reservoir.

Total net proved reserves assigned to our properties in the Giddings Field by our independent reservoir engineer, W.D. Von Gonten & Associates, are 2,721 MBOE as of June 30, 2011. The total is a decrease of 263 MBOE from June 30, 2010 due to Giddings production during the year of  71 MBOE, sales of 522 MBOE in place and upwards revisions totaling 331 MBOE.  Our total investment of $28.3 million to date has generated cash flows from 357.4 MBOE of total net production and proved PV-10 at June 30, 2011 of $40.8 million.  See “Estimated Oil and Natural Gas Reserves and Estimated Future Net Revenues” under Item 2. Properties of this Form 10-K for a reconciliation of PV-10 to the Standardized Measure.

Lopez Field (Neptune Oil Project)  - South Texas

We currently own leases on approximately 764 net acres in the Lopez Field in South Texas as part of our Neptune Oil Project.  As of June 30, 2011, our independent reservoir engineer, W.D. Von Gonten & Associates,  recognized one proved producing location and five proved well locations with 61 MBO of proved reserves.  The engineer further assigned 378 MBO of probable reserves to 36 gross and net locations. Production testing of the Lopez Field was briefly suspended early in fiscal 2011 due to a delay in obtaining the necessary salt water disposal permit, which was received during the second quarter and following which receipt production was resumed.

Artificial Lift Technology (GARP™) — Worldwide

Our artificial lift technology, GARP™ (Gas Assisted Rod Pump), was developed by one of our officers, Daryl Mazzanti.  Its design is intended to extend the life of horizontal wells with oil or associated water production with the expectation of recovering an additional 10-15% of cumulative recovery at a cost < $10 BOE.  The Company has applied for a patent in regard to GARP™ technology and a Notice of Allowance was issued by the USPTO on June 13, 2011. We have remitted the required issue fee and publication fee.  Letters patent for the GARP™ technology should be issued in due course.

The GARP™ technology has undergone testing on a few late stage producers we own in our Giddings portfolio.  The tests were successful in demonstrating that the process works; however, these candidates were unable to prove commercial application due to their low primary recoveries as producers.

To prove commercial application, we are working to gain access to average or above average cumulative producers owned by third parties.  We are currently continuing industry joint venture negotiations with two third parties to demonstrate the technology in exchange for an interest in the newly re-established production.  One candidate has agreed to the demonstration well, but documentation of the joint venture is not yet complete.  The Company is in the beginning stages of negotiations with a second candidate.

If successful, GARP™ could be applicable to a large set of late stage producing wells, worldwide.

Unconventional Gas Resources

Woodford Shale Projects in Oklahoma — Southeast Oklahoma

Also following the closing of our Delhi Farmout in June 2006, we began the process of identifying unconventional natural gas resource projects, to balance the oily nature of our anticipated Delhi reserves.  Following are the parameters we sought.

•                  Low drilling risks with low to moderate well costs

•                  Low reserve risk

•                  Repeatable development performance across a substantial acreage position

•                  Acceptable profitability at $5 NYMEX natural gas prices

These parameters led us to the shallower eastern extension of the Woodford Shale in Eastern Oklahoma.

Haskell County

We currently own 5,354 net acres in Haskell County we believe is prospective in the Woodford Shale and a second zone.  The Woodford Shale generally lies between 4,000’ and 6,000’ in depth across our leasehold that is located in more than 30 sections and has been commercially developed to the east, west and south of our leasehold. Our test program began during fiscal 2011 with the re-entry and recompletion of an existing well. During re-entry operations to create a water disposal zone below the targeted Woodford zone, we determined that the disposal zone was gas productive (the “second zone”).  We subsequently completed in the second zone using a single stage hydraulic fracturing in the vertical well bore.  Production is continuing to test the economic viability of further acreage development within this second zone. Our independent reservoir engineer has assigned proved gas reserves of 768 MMCF associated with one gross and net producing well and 5 gross and 1.33 net proved undeveloped locations.

Wagoner County

The Woodford Shale generally lies at a depth of 1,200’ to 1,600’ across our leasehold that totals 4,798 net acres. To date, we have production tested the formation in three wells with one good test on the west lease block, one poor test on the southern lease block and one incomplete test on the eastern lease block.  Due to the current natural gas market and required infrastructure, we have elected to divest this asset during 2012.  We have, therefore, not included any previously established reserves.

Markets and Customers

We market our production to third parties in a manner consistent with industry practices.

In the U.S. market where we operate, crude oil and natural gas liquids are readily transportable and marketable.  We do not currently market our share of crude oil production from Delhi.  Although we have the right to take our current interests in-kind, we are currently accepting terms under the Delhi operator’s agreement with Plains Marketing LP, for the delivery and pricing of our oil there.

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

The following table sets forth purchasers of our oil and natural gas that accounted for more than 10% of total revenues for 2011, 2010, and 2009.

	Year Ended June 30,
Customer	2011	2010	2009

Plains Marketing L.P. (includes Delhi production)	60%	12%	40%
Enterprise Crude Oil LLC	15%	31%	5%
ETC Texas Pipeline, LTD.	12%	19%	36%
DCP Midstream, LP	6%	15%	16%
Copano Field Services/Upper Gulf Coast, L.P.	7%	23%	2%

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

Over the past 25 years, crude oil price fluctuations have been extremely volatile, with crude oil prices varying from less than $10, to in excess of $140 per barrel. Worldwide factors such as geopolitical, macroeconomic, supply and demand, refining capacity, petrochemical production and derivatives trading, among others, influence prices for crude oil.  Local factors also influence prices for crude oil and include quality differences, regulation and transportation issues unique to certain producing regions and reservoirs. In particular, the price we received for our Delhi oil substantially exceeded the price we received for our Texas oil production during the second half of 2011 due to market imbalances, and this imbalance continues as of June 30, 2011.

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

Competition

The oil and natural gas industry is highly competitive for prospects, acreage and capital.  Our competitors include major integrated crude oil and natural gas companies and numerous independent crude oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than ours. Competitors are national, regional or local in scope and compete on the basis of financial resources, technical prowess or local knowledge. The principal competitive factors in our industry are expertise in given geographical and geological areas and the abilities to efficiently conduct operations, achieve technological advantages, identify and acquire economically producible reserves and obtain affordable capital.

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

See “Government regulation and liability for environmental matters may adversely affect our business and results of operations” under Item 1A. Risk Factors of this Form 10-K, for additional information regarding government regulation.

Insurance

We maintain insurance on our properties and operations for risks and in amounts customary in the industry.  Such insurance includes general liability, excess liability, control of well, operators extra expense, casualty, fraud and directors & officer’s liability coverage.  Not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions.  We do not carry lost profits coverage and do not have coverage for consequential damages.

Item 1A. Risk Factors

Risks relating to the Company

Operating results from oil and natural gas production may decline.

In the near term, our production is almost totally dependent on our working interests in the Giddings Field and our 7.4% royalty interests on early stage EOR production that began during March 2010 in the Delhi Field. The targeted reservoirs in the Giddings Field typically experience flush initial production, followed by steep harmonic decline rates that steadily flatten to much shallower decline rates. Although EOR production from proved reserves at Delhi has and is expected to grow over time, without further development activities in the Giddings Field, Delhi or our other properties, or without acquisitions of producing properties, our net production of oil and natural gas could decline significantly over time, which could have a material adverse effect on our financial condition.

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

Our CO2-EOR project in the Delhi Field, operated by a subsidiary of Denbury Resources Inc., requires significant amounts of CO2 reserves, development capital and technical expertise, the sources of which have been committed by the Operator. Although initial CO 2  injection began at Delhi in November 2009, initial oil production response began in March 2010 and a large part of the capital budget has already been expended, substantial capital remains to be invested to fully develop the EOR project and further increase production. The Operator’s failure to manage these and other technical, strategic, financial and logistical risks may cause ultimate enhanced recoveries from the planned CO 2  -EOR project to fall short of our expectations in volume and/or timing. Such occurrences would have a material adverse effect on the Company and its results of operations.

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

We commenced our crude oil and natural gas operations in late 2003 and have a limited operating history, particularly in our currently producing fields. All of our current production is the result of recent operational activities, thus our future production retains substantial variability. Therefore, we face all the risks common to companies in their early stage of development, including uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business. Any forward-looking statements in this report do not reflect any possible effects on us from the outcome of these types of uncertainty. Prior to the Delhi Farmout, we had incurred significant losses since the inception of our oil and natural gas operations and we have since resumed incurring losses until the quarters ended March 31, 2011 and June 30, 2011, which were profitable. We cannot assure future profitability or success. While members of our management team have previously carried out or been involved with acquisition and production activities in the crude oil and natural gas industry while employed by us and other companies, we cannot assure you that our intended acquisition targets and development plans will lead to the successful development of crude oil and natural gas production or additional revenue.

The loss of a large single purchaser of our oil and natural gas could reduce the competition of our production.

For the year ended June 30, 2011, seven purchasers each accounted for all of our oil and natural gas revenues. The loss of a large single purchaser for our oil and natural gas production could negatively impact the prices we receive.

We may be unable to continue licensing from third parties the technologies that we use in our business operations.

As is customary in the crude oil and natural gas industry, we utilize a variety of widely available technologies in the crude oil and natural gas development and drilling process. We do not have any patents or copyrights for the technology we currently utilize, except for the trademark and patent pending on our GARP™ artificial lift technology that has yet to reach commercial development. We generally license or purchase services from the holders of such technology, or outsource the technology integral to our business from third parties. Our commercial success will depend in part on these sources of technology and assumes that such sources will not infringe on the proprietary rights of others. We cannot be certain whether any third-party patents will require us to utilize or develop alternative technology or to alter our business plan, obtain additional licenses, or cease activities that infringe on third-parties’ intellectual property rights. Our inability to acquire any third-party licenses, or to integrate the related third-party products into our business plan, could result in delays in development unless and until equivalent products can be identified, licensed, and integrated. Existing or future licenses may not continue to be available to us on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us, may be necessary to enforce any patents licensed to us or to determine the scope and validity of third-party obligations.

Our proprietary technology may not result in a commercial service or product.

We have developed and field tested our artificial lift technology, GARP™ (Gas Assisted Rod Pump), that we hope to commercialize, though it may not generate material value. Our success in commercializing the technology will depend upon additional positive field tests, acceptance by industry and our ability to defend the technology from competitors through confidentiality and patent protection.

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

We depend to a large extent on the services of certain key management personnel, including our executive officers, the loss of any of whom could have a material adverse affect on our operations. In particular, our future success is dependent upon Robert S. Herlin, our Chairman, President and Chief Executive Officer, Sterling H. McDonald, our Vice President and Chief Financial Officer, and Daryl V. Mazzanti, our Vice-President of Operations, for sourcing, evaluating and closing deals, capital raising, and oversight of development and operations. Presently, the Company is not a beneficiary of any key man insurance.

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

Our competitors include major integrated crude oil and natural gas companies and numerous independent crude oil and natural gas companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies with substantially larger operating staffs and greater capital resources than ours. We may not be able to successfully conduct our operations, evaluate and select suitable properties and consummate transactions in this highly competitive environment. Specifically, these larger competitors may be able to pay more for development projects and productive crude oil and natural gas properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, such companies may be able to expend greater resources on hiring contract service providers, obtaining oilfield equipment and acquiring the existing and changing technologies that we believe are and will be increasingly important to attaining success in our industry.

Our crude oil and natural gas reserves are only estimates and may prove to be inaccurate.

There are numerous uncertainties inherent in estimating crude oil and natural gas reserves and their estimated values. Our reserves are only estimates that may prove to be inaccurate because of these uncertainties. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable crude oil and natural gas reserves depend upon a number of variable factors, such as historical production from the area compared with production from other producing areas and assumptions concerning effects of regulations by governmental agencies, future crude oil and natural gas product prices, future operating costs, severance and excise taxes, development costs and work-over and remedial costs. Some or all of these assumptions may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of crude oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from prepared by different engineers or by the same engineers but at different times, may vary substantially. Accordingly, reserve estimates may be subject to downward or upward adjustment. Actual production, revenue and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material. The information regarding discounted future net cash flows included in this report should not be considered as the current market value of the estimated crude oil and natural gas reserves attributable to our properties. The estimated discounted future net cash flows from proved reserves are based on the 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual future net cash flows also will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, increases or decreases in consumption, and changes in governmental regulations or taxation. In addition, the 10% discount factor, which is required by the SEC to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the crude oil and natural gas industry in general. PV-10 does not necessarily correspond to market value.

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

Our operations require significant amounts of capital and additional financing may be necessary in order for us to continue our exploration activities, including meeting certain drilling obligations under our existing lease obligations.

Our cash flow from our reserves may not be sufficient to fund our ongoing activities at all times. From time to time, we may require additional financing in order to carry out our oil and gas acquisitions, exploitation and development activities. Certain of our undeveloped leasehold acreage is subject to leases that will expire unless production is established. If our revenues from our reserves decrease as a result of lower oil and natural gas prices or otherwise, it will affect our ability to expend the necessary capital to replace our reserves or to maintain our current production. If our cash flow from operations is not sufficient to satisfy our capital expenditure requirements, there can be no assurance that additional debt or equity financing will be available to meet these requirements or available to us on favorable terms.

Risks Relating to the Oil and Gas Industry

Crude oil and natural gas development, re-completion of wells from one reservoir to another reservoir, restoring wells to production and drilling and completing new wells are speculative activities and involve numerous risks and substantial uncertain costs.

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

Drilling or re-working is a highly speculative activity. Even when fully and correctly utilized, modern well completion techniques such as hydraulic fracturing, horizontal drilling or CO 2 injection or other injectants do not guarantee that we will find and produce crude oil and/or natural gas in our wells in economic quantities. Our future drilling activities may not be successful and, if unsuccessful, such failure would have an adverse affect on our future results of operations and financial condition. We cannot assure you that our overall drilling success rate or our drilling success rate for activities within a particular geographic area will not decline. We may identify and develop prospects through a number of methods, some of which do not include horizontal drilling, hydraulic fracturing or tertiary injectants, and some of which may be unproven. The drilling and results for these prospects may be particularly uncertain. Our drilling schedule and costs may vary from our capital budget. The final determination with respect to the drilling of any scheduled or budgeted prospects will be dependent on a number of factors, including, but not limited to:

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

•                    the availability of leases and permits on reasonable terms for the prospects; and

•                    the success of our drilling technology and our ability to control these operations. .

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

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Further, crude oil and natural gas prices do not move in tandem. Because approximately 84% of our proved reserves at June 30, 2011 are crude oil reserves and 5% are natural gas liquids reserves, we are heavily impacted by movements in crude oil prices, which also influence natural gas liquids prices.

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

For example, currently proposed federal legislation, that, if adopted, could adversely affect our business, financial condition and results of operations, includes the following:

•                    Taxes.  President Obama’s Fiscal Year 2012 Budget Proposal includes provisions that would, if enacted, repeal the percentage depletion allowance for oil and natural gas properties, eliminate the immediate deduction for intangible drilling and development costs and eliminate the deduction from income for domestic production activities relating to oil and natural-gas exploration and development, and

•                    Hydraulic Fracturing.  The U.S. Congress, the EPA and various states are currently considering legislation that could adversely affect the use of the hydraulic-fracturing process. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements. This legislation, if adopted, could establish an additional level of regulation, permitting and restrictions at the federal level, that could adversely affect the development of unconventional oil and natural gas resources, particularly our Oklahoma shale projects.

We could be adversely affected by a weak domestic or global economy.

The current anemic recovery from a recessionary economic environment has limited the recovery in demand for oil and natural gas and, therefore, in commodity prices, particularly natural gas. If the current economic environment continues, lower realized prices may result in our continued or increased operating losses. These factors could negatively impact our operations and may limit our growth.

Risks Associated with Our Stock

Our stock price has been and may continue to be very volatile.

Our common stock is thinly traded and the market price has been, and is likely to continue to be, highly volatile. For example, during the year prior to June 30, 2011, our stock price as traded on the NYSE Amex ranged from $4.40 to $8.80.  The variance in our stock price makes it extremely difficult to forecast with any certainty the stock price at which an investor may be able to buy or sell shares of our common stock.  The market price for our common stock could be subject to wide fluctuations as a result of factors that are out of our control, such as:

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

Our executive officers and directors, in the aggregate, beneficially own approximately 6.2 million shares, or approximately 19% of our beneficial common stock base.  JVL Advisors LLC controls approximately 4.5 million shares or approximately 16% of our outstanding common stock.  As a result, these holders, could exercise significant influence over matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, impede a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could have an adverse effect on the market price of our common stock.

The market for our common stock is limited and may not provide adequate liquidity.

Our common stock is currently thinly traded on the NYSE Amex. In the year prior to June 30, 2011, the actual daily trading volume in our common stock ranged from 13,514 shares of common stock to a high of 735,396 shares of common stock traded, with 161 days exceeding a trading volume of 50,000 shares. On most days, this trading volume means there is limited liquidity in our shares of common stock. Selling our shares is more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our stock may be unable to sell shares purchased, should they desire to do so.

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

From time to time, we may have an effective shelf registration that allows us to publicly offer various securities, including common or preferred stock, and at any time we may make private offerings of our securities.  We are authorized to issue up to 100,000,000 shares of common stock.  To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our board may consider sufficient.  The issuance of additional common stock in the future would reduce the proportionate ownership and voting power of the common stock now outstanding.  We are also authorized to issue up to 5,000,000 shares of preferred stock , the rights and preferences of which may be designated in series by our board of directors, of which, at least 251,150 shares of Series A Preferred Stock are issued and outstanding as of September 12, 2011.  Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock now outstanding. Preferred stockholders could adversely affect the rights of holders of common stock by:

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

We have not paid any dividends on our common stock to date and do not anticipate that we will be paying dividends in the foreseeable future.  Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, restrictions contained in our Series A preferred stock and any debt instruments, our anticipated capital requirements and other factors that our board of directors may think are relevant.  However, we currently intend for the foreseeable future to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Our Series A Preferred Stock is thinly traded and has no stated maturity date.

The shares of Series A Preferred Stock were listed for trading on the NYSE Amex under the symbol “EPM.PR.A” on July 5, 2011 and are thinly traded on the NYSE Amex. Since the securities have no stated maturity date, investors seeking liquidity will be limited to selling their shares in the secondary market. An active trading market for the shares may not develop or, even if it develops, may not last, in which case the trading price of the shares could be adversely affected and your ability to transfer your shares of Series A Preferred Stock will be limited.

The market value of our Series A Preferred Stock could be adversely affected by various factors.

The trading price of the shares of Series A Preferred Stock may depend on many factors, including:

•              market liquidity;

•              prevailing interest rates;

•              the market for similar securities;

•              general economic conditions; and

•              our financial condition, performance and prospects.

For example, higher market interest rates could cause the market price of the Series A Preferred Stock to decrease.

We could be prevented from paying dividends on our Series A Preferred Stock.

Although dividends on the Series A Preferred Stock are cumulative and arrearages will accrue until paid, you will only receive cash dividends on the Series A Preferred Stock if we have funds legally available for the payment of dividends and such payment is not restricted or prohibited by law, the terms of any senior shares or any documents governing our indebtedness. Our business may not generate sufficient cash flow from operations to enable us to pay dividends on the Series A Preferred Stock when payable. In addition, future debt, credit facility arrangements, contractual covenants or arrangements we enter into may restrict or prevent future dividend payments. Accordingly, there is no guarantee that we will be able to pay any cash dividends on our Series A Preferred Stock. Furthermore, in some circumstances, we may pay dividends in stock rather than cash, and our stock price may be depressed at such time.

Our Series A Preferred Stock has not been rated and will be subordinated to all of our existing and future debt.

Our Series A Preferred Stock has not been rated by any nationally recognized statistical rating organization. In addition, with respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock will be subordinated to any existing and future debt and all future capital stock designated as senior to the Series A Preferred Stock. We may also incur additional indebtedness in the future to finance potential acquisitions or the development of new properties and the terms of the Series A Preferred Stock do not require us to obtain the approval of the holders of the Series A Preferred Stock prior to incurring additional indebtedness. As a result, our existing and future indebtedness may be subject to restrictive covenants or other provisions that may prevent or otherwise limit our ability to make dividend or liquidation payments on our Series A Preferred Stock. Upon our liquidation, our obligations to our creditors would rank senior to our Series A Preferred Stock and would be required to be paid before any payments could be made to holders of our Series A Preferred Stock.

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

Estimated Oil and Natural Gas Reserves and Estimated Future Net Revenues

In December 2008, the SEC adopted new rules related to modernizing reserve estimation and disclosure requirements for oil and natural gas companies (the “Modernization Requirements”), which became effective for annual reporting periods ending on or after December 31, 2009. The Modernization Requirements require disclosure of oil and gas proved reserves by significant geographic area, using the 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period, rather than year-end prices, and allows the use of new technologies in the determination of proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes.  Another significant provision of the new rules is a general requirement that, subject to limited exceptions, proved undeveloped reserves may only be classified as such if a development plan has been adopted indicating that they are scheduled to be drilled within five years.

There are numerous uncertainties inherent in estimating quantities of proved reserves and estimates of reserves quantities and values must be viewed as being subject to significant change as more data about the properties becomes available.

Estimated future net revenues discounted at 10% or PV-10 is a financial measure that is not recognized by GAAP.  We believe that the presentation of the non-GAAP financial measure of PV-10 provides useful information to investors because it is widely used by analysts and investors in evaluating oil and natural gas companies, and that it is relevant and useful for evaluating the relative monetary significance of oil and natural gas properties. Further, analysts and investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies’ reserves.  We also use this pre-tax measure when assessing the potential return on investment related to oil and natural gas properties and in evaluating acquisition opportunities.  Because there are many unique factors that can impact an individual company when estimating the amount of future income taxes to be paid, we believe the use of a pre-tax measure is valuable for evaluating our Company.  PV-10 is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of our estimated oil and natural gas reserves. PV-10 should not be considered in isolation or as a substitute for the Standardized Measure as defined under GAAP, and reconciled herein.

Proved Reserves Fiscal Year Ended 2011

Our proved reserves at June 30, 2011, denominated in equivalent barrels using a six Mcf of gas and 42 gallons of natural gas liquids to one barrel of oil conversion ratio, totaled 13,848 MBOE. Approximately 39% of our proved reserves were classified as proved developed and 61% were classified as proved undeveloped. Classified by product, 84% of our proved reserves were crude oil, 5% were natural gas liquids, and 11% were natural gas. Our proved reserves as of June 30, 2011 were estimated by our independent petroleum engineers, W.D. Von Gonten & Co. (“Von Gonten”), DeGolyer and MacNaughton (“D&M”), and Lee Keeling and Associates, Inc. (“Keeling”).  Von Gonten and Keeling were engaged for our Texas and Oklahoma properties, respectively, due to their particular expertise in the geographic and geologic areas covered by their reports.  D&M was selected for our properties in the Delhi Field due to their expertise in CO2-EOR projects and to ensure consistency with the Operator who has utilized D&M for their reserves estimates in the Delhi Field. The scope and results of their procedures are summarized in letters from each of those firms, which are included as exhibits to this Annual Report on Form 10-K.

The following table sets forth our estimated proved reserves as of June 30, 2011.  See Note 16 to the consolidated financial statements, where additional unaudited reserve information is provided.  The NYMEX previous 12-month unweighted arithmetic average first-day-of-the-month price used to calculate estimated revenues was $90.09 per barrel of crude oil and $4.21 per MMbtu of natural gas.  The price of natural gas liquids utilized was based on the historical price received versus the NYMEX basis oil price.  Pricing differentials were applied to all properties, on an individual property basis.  Quality adjustments have been applied based on actual BTU factors for each well and a shrinkage factor has been applied based on production volumes versus actual sales volumes.

June 30, 2011

	Proved	Proved
	Developed	Developed	Proved	Total Proved
	Producing	Non-producing	Undeveloped	Reserves

Crude Oil (MBbls)
Delhi Field	4,899	—	6,039	10,937
Lopez Field	12	—	50	61
Giddings Field	62	14	493	569
Total Crude Oil (MBbls)	4,972	14	6,582	11,568

NGLs (MBbls)
Giddings Field	82	19	611	712
Total NGLs (MBbls)	82	19	611	712

Natural gas (MMcf)
Giddings Field	1,347	48	7,241	8,636
Oklahoma	148	—	619	768
Total Natural gas (MMcf)	1,495	48	7,861	9,404

Total (MBOE)	5,303	42	8,503	13,848

Estimated future net revenues	$337,532,310	$1,899,193	$401,781,270	$741,212,773
Estimated future net revenues discounted at 10% (PV-10)	$199,512,806	$1,019,970	$174,805,682	$375,338,458

Proved Reserves Fiscal Year Ended 2010

Our proved reserves at June 30, 2010, denominated in equivalent barrels using a six Mcf of gas and 42 gallons of natural gas liquids to one barrel of oil conversion ratio, totaled 12,418 MBOE. Approximately 9% of our proved reserves were classified as proved developed and 91% were classified as proved undeveloped. Classified by product, 83% of our proved reserves were crude oil, 8% were natural gas liquids, and 9% were natural gas. Our proved reserves as of June 30, 2010 were estimated by our independent petroleum consultants, W.D. Von Gonten & Co. (“Von Gonten”), DeGolyer and MacNaughton (“D&M”), and Lee Keeling and Associates, Inc. (“Keeling”).  Von Gonten and Keeling were engaged for our Texas and Oklahoma properties, respectively, due to their particular expertise in the geographic and geologic areas covered by their reports.  D&M was selected for our properties in the Delhi Field due to their expertise in CO2-EOR projects and to ensure consistency with the Operator who has utilized D&M for their reserves estimates in the Delhi Field. The scope and results of their procedures are summarized in letters from each of those firms, which are included as exhibits to this Annual Report on Form 10-K.

The following table sets forth our estimated proved reserves as of June 30, 2010.  See Note 16 to the consolidated financial statements, where additional reserve information is provided.  The NYMEX previous 12-month unweighted arithmetic average first-day-of-the-month price used to calculate estimated revenues was $76.45 per barrel of crude oil and $4.09 per MMbtu of natural gas.  The price of natural gas liquids utilized was based on the historical price received versus the NYMEX basis oil price.  Pricing differentials were applied to all properties, on an individual property basis.  Quality adjustments have been applied based on actual BTU factors for each well and a shrinkage factor has been applied based on production volumes versus actual sales volumes.

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

Proved Reserves Fiscal Year Ended 2009

Our proved reserves at June 30, 2009, denominated in equivalent barrels using a six Mcf of gas and 42 gallons of natural gas liquids to one barrel of oil conversion ratio, totaled 3,060 MBOE.  Approximately 14% of our proved reserves were classified as proved developed and 86% were classified as proved undeveloped. Classified by product, 35% of our proved reserves were natural gas, 34% were natural gas liquids, and 31% were crude oil.  Our proved reserves as of June 30, 2009 were estimated by our independent petroleum consultants W.D. Von Gonten & Co. (“Von Gonten”), and were entirely from our properties in Texas.

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

Changes in Proved Reserves

During our fiscal year ended June 30, 2011, total proved reserves increased 1,430 MBOE from 12,418 MBOE at June 30, 2010 to 13,848 MBOE at June 30, 2011.  The increase is primarily attributable to upward revisions in both our Delhi and Giddings Fields, partially offset by sales in place of reserves in the Giddings Field.  The upward revision of 1,570 MBO in proved oil reserves in the Delhi Field is due primarily to a more than two year acceleration in the projected reversion date of our 24% working interest resulting based on performance to date.  The upward revision of 331 MBOE in Giddings is primarily due to re-categorizing probable reserves into the proved category due to drilling results during the year, partially offset by highgrading our portfolio and performance of certain wells.  Sales in place of 522 MBOE in the Giddings Field are primarily due to the industry drilling joint venture we entered into early in the year.  We also restored 61 MBO of proved reserves in South Texas due to positive test and production results during the year and added 130 MBOE of proved reserves in our Haskell county, Oklahoma gas shale property, net of a downward revision due to a de-emphasis of the Wagoner County properties.  The additions and revisions in our properties were offset by production of 116 MBOE.

During our fiscal year ended June 30, 2010, total proved reserves increased 9,358 MBOE from 3,060 MBOE at June 30, 2009 to 12,418 MBOE at June 30, 2010.  The increase is primarily attributable to 9,418 MBbls of proved oil reserves we added to our properties in the Delhi Field, based on approximately $300 million of development capital spent by the Operator since project inception, the start-up of CO2 injection operations during fiscal year 2010, and an oil production response during fiscal year 2010.  The additions in our properties in the Delhi Field along with extensions in Giddings and Oklahoma of 126 MBOE, were offset by production of 126 MBOE and negative revisions of 61 MBOE primarily related to the transfer of four well locations in the Lopez Field in South Texas from the proved classification to probable on June 30, 2010.

	Delhi	Giddings	Lopez
	Field	Field	Field	Oklahoma	Total
Proved reserves, MBOE
June 30, 2009	—	3,012.5	47.5	—	3,060.0
Production	(6.3)	(119.2)	—	—	(125.5)
Revisions	—	(13.3)	(47.5)	—	(60.8)
Improved recovery, extensions and discoveries	9,418.1	103.5	—	22.9	9,544.5
June 30, 2010	9,411.8	2,983.5	—	22.9	12,418.2
Production	(44.1)	(71.3)	(0.6)	(0.4)	(116.4)
Revisions	1,569.7	330.3	61.8	(22.9)	1,938.9
Sales of minerals in place	—	(521.7)	—	—	(521.7)
Improved recovery, extensions and discoveries	—	—	—	128.5	128.5
June 30, 2011	10,937.4	2,720.8	61.2	128.1	13,847.5

Reconciliation of PV-10 to the Standardized Measure of Discounted Future Net Cash Flows

The following table provides a reconciliation of PV-10 of all of our proved properties to the Standardized Measure as shown in Note 16 of the consolidated financial statements.

	For the Years Ended June 30
	2011	2010

Estimated future net revenues	$741,212,773	$571,052,096
10% annual discount for estimated timing of future cash flows	(365,874,315)	(305,073,753)
Estimated future net revenues discounted at 10% (PV-10)	375,338,458	265,978,343
Estimated future income tax expenses discounted at 10%	(146,890,504)	(104,351,694)
Standardized Measure	$228,447,954	$161,626,649

The following table provides a reconciliation of PV-10 of each of our proved properties to the Standardized Measure as shown in Note 16 of the consolidated financial statements.

	For the Years Ended June 30
	2011	2010

Delhi Field	$333,618,884	$224,462,846
Giddings Field	40,800,575	41,337,594
Lopez Field	470,319	—
Oklahoma	448,680	177,903
Estimated future net revenues discounted at 10% (PV-10)	$375,338,458	$265,978,343
Estimated future income tax expenses discounted at 10%	(146,890,504)	(104,351,694)
Standardized Measure	$228,447,954	$161,626,649

2011 and 2010 Reserves Pricing Sensitivities

In addition to the proved reserves determined using SEC pricing, our independent engineers prepared estimates of our year-end proved reserves using two alternative commodity price assumptions. The following tables summarizes our total proved reserves as of June 30, 2011 and 2010 under each of the three assumptions:

	Total Proved Reserves as of June 30, 2011
	Oil	NGLs	Natural Gas	Total Reserves
Pricing	(MBbls)	(MBbls)	(MMcf)	(MBOE)	PV-10

SEC	11,568	712	9,404	13,848	$375,338,458
Spot price (1)	11,763	713	9,424	14,047	$434,053,068
Forward curve (2)	11,813	715	9,585	14,126	$471,862,435

(1)  The Spot price case is based on the NYMEX spot crude oil, natural gas liquid, and natural gas price as of June 30, 2011. For oil and natural gas liquids, the NYMEX posted price of $95.42 per barrel was adjusted by lease for quality, transportation fees and regional price differentials. For natural gas, the NYMEX spot price of $4.28 per MMBtu was adjusted by lease for energy content, transportation fees and regional price differentials. Such prices were held constant throughout the estimated lives of the reserves. Future production and development costs are based on year-end costs with no escalations.

(2) The Forward curve case is based on the five year applicable monthly forward closing prices on the NYMEX for oil and natural gas as of June 30, 2011. For oil and natural gas liquids, the price was based on a crude oil price which increased from $95.42 per Bbl to $101.59 per Bbl during the first five years and then held constant during the remaining life of the reserves, adjusted by lease for quality, transportation fees and regional price differentials. For natural gas, the price was based on a natural gas price which increased from $4.28 per MMBtu to $5.88 per MMBtu during the first five years and then held constant over the remaining life of the properties, adjusted by lease for energy content, transportation fees and regional price differentials. Future production and development costs are based on year-end costs with no escalations.

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

Probable Reserves Fiscal Year Ended 2011 and 2010

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

June 30, 2011

	Oil	NGLs	Natural Gas	Total Reserves
	(MBbls)	(MBbls)	(MMcf)	(MBOE)	PV-10

Probable developed reserves
Delhi Field	1,902	—	—	1,902	$33,688,710
Probable undeveloped reserves
Delhi Field	3,936	—	—	3,936	$38,719,980
Lopez Field	378	—	—	378	$3,198,908
Total probable reserves	6,216	—	—	6,216	$75,607,598

June 30, 2010

	Oil	NGLs	Natural Gas	Total Reserves
	(MBbls)	(MBbls)	(MMcf)	(MBOE)	PV-10

Probable developed reserves
Delhi Field	301	—	—	301	$5,955,480
Probable undeveloped reserves
Delhi Field	5,381	—	—	5,381	$45,229,803
Giddings Field	206	226	3,272	977	$11,767,618
Lopez Field	283	—	—	283	$785,921
Oklahoma	—	—	1,360	227	$53,907
Total probable reserves	6,171	226	4,632	7,169	$63,792,729

In addition to the probable reserves determined using SEC pricing, our independent engineers prepared estimates of our year-end probable reserves using two alternative commodity price assumptions. The following tables summarizes our total probable reserves as of June 30, 2011 and 2010 under each of the three assumptions:

	Total Probable Reserves as of June 30, 2011
	Oil	NGLs	Natural Gas	Total Reserves
Pricing	(MBbls)	(MBbls)	(MMcf)	(MBOE)	PV-10

SEC	6,216	—	—	6,216	$75,607,598
Spot price (1)	6,228	—	—	6,228	$91,639,997
Forward curve (2)	6,236	—	—	6,236	$100,793,015

(1)  The Spot price case is based on the NYMEX spot crude oil, natural gas liquid, and natural gas price as of June 30, 2011. For oil and natural gas liquids, the NYMEX posted price of $95.42 per barrel was adjusted by lease for quality, transportation fees and regional price differentials. For natural gas, the NYMEX spot price of $4.28 per MMBtu was adjusted by lease for energy content, transportation fees and regional price differentials. Such prices were held constant throughout the estimated lives of the reserves. Future production and development costs are based on year-end costs with no escalations.

(2) The Forward curve case is based on the five year applicable monthly forward closing prices on the NYMEX for oil and natural gas as of June 30, 2011. For oil and natural gas liquids, the price was based on a crude oil price which increased from $95.42 per Bbl to $101.59 per Bbl during the first five years and then held constant during the remaining life of the reserves, adjusted by lease for quality, transportation fees and regional price differentials. For natural gas, the price was based on a natural gas price which increased from $4.28 per MMBtu to $5.88 per MMBtu  during the first five years and then held constant over the remaining life of the properties, adjusted by lease for energy content, transportation fees and regional price differentials. Future production and development costs are based on year-end costs with no escalations.

	Total Probable Reserves as of June 30, 2010
	Oil	NGLs	Natural Gas	Total Reserves
Pricing	(MBbls)	(MBbls)	(MMcf)	(MBOE)	PV-10

SEC	6,171	226	4,632	7,169	$63,792,729
Spot price (1)	6,117	226	4,670	7,121	$60,879,954
Forward curve (2)	6,155	231	4,808	7,188	$77,724,411

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

Proved Undeveloped Reserves

Our proved undeveloped reserves at June 30, 2011 were 8,503 MBOE. Future development costs associated with our proved undeveloped reserves at June 30, 2011 totaled approximately $39.0 million.  The 2,796 MBOE decrease in proved undeveloped reserves from 11,299 MBOE as of June 30, 2010 is primarily attributable to reclassification of 2,760 MBbls of proved oil reserves attributable to our properties in the Delhi Field to the proved developed category, partially offset by a 333 MBOE upward revision of probable undeveloped reserves to proved undeveloped reserves in the Giddings Field and the 50 MBO upward revision in Lopez Field proved undeveloped reserves.  None of our proved undeveloped locations remain undeveloped for five years from the date of initial recognition as proved undeveloped reserves.

Sales Volumes, Average Sales Prices and Average Production Costs

The following table shows the Company’s sales volumes and average sales prices received for crude oil, natural gas liquids, and natural gas for the periods indicated:

	Year Ended		Year Ended		Year Ended
	June 30, 2011		June 30, 2010		June 30, 2009
Product	Volume	Price	Volume	Price	Volume	Price

Crude oil (Bbls)	57,965	$97.86	29,749	$73.56	36,026	$76.26

Natural gas liquids (Bbls)	18,704	$47.77	27,820	$38.80	44,125	$36.83

Natural gas (Mcf)	238,608	$4.04	407,674	$4.30	323,301	$5.33

Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcf’s to barrels) were approximately $12, $13 and $11 per BOE for the years ended June 30, 2011, 2010 and 2009, respectively.

Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the year ended June 30, 2011 decreased 7% to 116,437 BOE, compared to 125,515 BOE for the year ended June 30, 2010.  Our sales volumes for the year ended June 30, 2011 included 44,141 Bbls of oil from Delhi compared to 6,333 Bbls of oil during the previous fiscal year and 71,010 BOE from our properties in the Giddings Field in Texas compared to 119,182 BOE during the previous fiscal year.

First EOR oil production at Delhi began in the last two weeks of March 2010.  Our interests in the Delhi Field consist of more than 79% of our total proved reserves as of June 30, 2011.  The average sales price per barrel of crude oil at Delhi was $101.79 for the year ended June 30, 2011, with no associated production costs.

Production from our properties in the Giddings Field decreased 40% from 119,182 BOE during the fiscal year ended June 2010 to 71,280 BOE during the fiscal year ended June 30, 2011.  Production of natural gas from our properties in the Giddings Field increased 43%, while production of crude oil and NGLs decreased 37% compared to the year ended June 30, 2010.  Our interests in the Giddings Field consist of 20% of our total proved reserves as of June 30, 2011.  The average sales price per BOE at Giddings was $42.78 for the year ended June 30, 2011 . The associated production costs in Giddings for the year  ended June 30, 2011 (not including ad valorem and production taxes) were $18.29 per BOE.

The decrease in volumes from fiscal 2009 to fiscal 2010 were attributable to the natural production decline of our properties in the Giddings Field, which decreased 11% from 133,863 BOE during the fiscal year ended June 2009 to 119,182 BOE during the fiscal year ended June 30, 2010.

Drilling Activity

The following table sets forth our drilling activity. In 2011, we drilled and completed 3 gross and 0.6 net wells in the Giddings Field.  One gross and net well drilled in Wagoner County, Oklahoma, in 2010 was plugged and abandoned during 2011 as a dry hole.

	Year Ended June 30,
	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Productive wells drilled
Development	3.0	0.6	1.0	1.0	2.0	2.0
Exploratory	—	—	—	—	—	—
Total	3.0	0.6	1.0	1.0	2.0	2.0
Non productive dry wells drilled
Development		—	—	—	—	—
Exploratory	1.0	1.0	—	—	—	—
Total	1.0	1.0	—	—	—	—

Present Activities

At year end, we were not actively drilling any wells.  Three wells in Oklahoma that were drilled in 2010 and production tested to flare were shut-in as of June 30, 2011 waiting on pipeline connections and, in one case, a workover to repair a mechanical issue, thus all three wells are neither productive or plugged and abandoned.   Pressure maintenance through re-injection of produced water is occurring on one of our  leases in the Lopez Field.  Enhanced oil recovery through CO2 injection is occurring in the Delhi Field.

For further discussion, see “Highlights for our fiscal year 2011” and “Looking forward into 2011” under Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Delivery Commitments

As of June 30, 2011, we had no delivery commitments.

Productive Wells and Developed Acreage

Our developed acreage at June 30, 2011 totaled 5,362 net acres in the Giddings Field, consisting of a 100% working interest in ten producing wells and a 20% BPO WI in three producing wells, 100 net acres in Haskell County, OK with one 100% WI producing well, 153 net acres in Wagoner County, OK with one 100% WI nonproducing shut-in well and 446 acres in Webb County, Texas with one 100% WI producing well.  We also own mineral and overriding royalty interests aggregating 7.4% in our CO2-EOR project in the Delhi Field. Our proved reserves at Delhi are 45% proved developed, but we do not recognize net acres in the EOR project at Delhi prior to reversion of our working interest.

Our developed acreage at June 30, 2010 totaled 5,040 net acres in the Giddings Field, consisting of a 100% working interest in nine producing and one developed non-producing gross and net wells, and 153 net acres in Wagoner County, OK with one nonproducing shut-in well.  We also own mineral and overriding royalty interests aggregating 7.4% in our CO2-EOR project in the Delhi Field. Our proved reserves at Delhi are 7% proved developed, but we did not recognize net acres at Delhi prior to reversion of our working interest.

Our developed acreage at June 30, 2009 totaled 5,040 net acres in the Giddings Field, consisting of a 100% working interest in ten gross and net producing wells.

Undeveloped Acreage

As of June 30, 2011, we held approximately 34,131 gross and 17,815 net undeveloped acres in the Gulf Coast and Mid-Continent regions of the United States, as follows:

Field/Area	Gross Acreage	Net Acreage
Giddings Field, Texas	4,574	4,179
Woodford, Oklahoma	15,602	10,052
Neptune Oil Project (Lopez Field, South Texas)	319	319
Delhi Field, Louisiana *	13,636	3,265
Total	34,131	17,815

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

Our net undeveloped acreage that is subject to expiration over the next three years, if not renewed or extended by option,  (consisting of our acreage in the Giddings Field, Woodford, and South Texas) is approximately 3,431 acres in fiscal 2012, 9,965 acres in fiscal 2013, and 1,154 acres in 2014.

For more complete information regarding current year activities, including crude oil and natural gas production, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Item 3. Legal Proceedings

See Note 12 – Commitments and Contingencies under Item 8. Financial Statements for a description of legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the fourth quarter ended June 30, 2011.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is currently traded on the NYSE Amex under the ticker symbol “EPM”.

We initiated trading of our common stock on the OTC Bulletin Board in May 2004, under the symbol “NGSY”.  On July 17, 2006 we qualified for trading on the American Stock Exchange.  The American Stock Exchange was acquired by the NYSE Euronext (NYX) in 2008 and is now known as NYSE Amex.  The following table shows, for each quarter of fiscal year 2011, 2010 and 2009, the high and low sales prices for EPM as reported by the NYSE Amex.

NYSE Amex

2011:	High	Low
Fourth quarter ended June 30, 2011	$8.80	$6.44
Third quarter ended March 31, 2011	$8.39	$5.52
Second quarter ended December 31, 2010	$6.85	$5.50
First quarter ended September 30, 2010	$6.01	$4.10

2010:	High	Low
Fourth quarter ended June 30, 2010	$6.25	$4.61
Third quarter ended March 31, 2010	$5.10	$4.36
Second quarter ended December 31, 2009	$4.67	$2.90
First quarter ended September 30, 2009	$3.34	$2.21

2009:	High	Low
Fourth quarter ended June 30, 2009	$3.13	$1.85
Third quarter ended March 31, 2009	$1.99	$1.17
Second quarter ended December 31, 2008	$3.06	$1.00
First quarter ended September 30, 2008	$6.05	$2.60

Holders

As of June 30, 2011, there were 27,612,916 shares of common stock issued and outstanding, held by approximately 4,137 holders of record.

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

Securities Authorized For Issuance Under Equity Compensation Plans

	Number of			Number of securities
	securities to		Weighted-average	remaining
	be issued		exercise	available for future
	upon exercise		price of	issuance under
	of outstanding		outstanding	equity compensation
	options,		Options, warrants	plans (excluding
	warrants and		and	securities reflected
	rights		rights	in column (a))
Plan category	(a)		(b)	(1)

Equity compensation plans approved by security holders	4,355,320	(1)	$1.92	208,217
Equity compensation plans not approved by security holders	1,129,865	(2)	$1.64	—
Total	5,485,185		$1.86	208,217

(1) On May 26, 2004, we, as Reality Interactive, Inc., executed an Agreement and Plan of Merger with Natural Gas Systems, Inc., a Delaware corporation (the “Merger”).  In connection with the Merger, we assumed the obligations of 600,000 stock options under our acquired subsidiary’s 2003 Stock Option Plan.  As of June 30, 2010, 470,000 shares remain issuable upon exercise of stock options under the 2003 Stock Option Plan and no further options shall be issued there under.  As of June 30, 2011, there were 3,945,195 shares of common stock  issuable upon exercise of outstanding stock options, 59,875 options that were exercised and 1,346,588 shares of common stock issued directly under the Amended and Restated 2004 Stock Plan, leaving 208,217 shares of common stock available for issuance.

(2) In addition to assuming certain obligations listed in footnote 1 above, in connection with the Merger, we also assumed outstanding warrants to purchase shares of common stock issued in connection with arranging the merger and in connection with capital raising.  Total warrants outstanding as of June 30, 2011 related to these activities were 92,365 with a weighted average exercise price of $2.50.  Also included were 1,037,500 warrants with a weighted average exercise price of $1.56 issued in connection with employment and or compensation arrangements, including a warrant to purchase 287,500 shares of common stock in connection with Mr. Herlin’s employment agreement with the Company, a warrant to purchase 200,000 shares in connection with Mr. Mazzanti’s employment agreement with the Company, a warrant to purchase 400,000 shares of common stock in connection with Mr. Herlin’s annual performance incentives, including warrants in lieu of cash bonus, and a warrant to purchase 150,000 shares of common stock in connection with Mr. McDonald’s annual performance incentives, including warrants in lieu of cash bonus.

Recent Sales of Unregistered Securities

On March 31, 2011, the Company sold 58,350 shares of common stock pursuant to a net cashless exercise of placement warrants.  The placement warrants, issued to Laird Cagan, a member of our board of directors, in 2004 in connection with a financing transaction, gave Mr. Cagan the right to purchase 66,943 shares, with a weighted average exercise price of $1.00 per share.  The shares of common stock were issued to Mr. Cagan pursuant to an exemption from registration afforded under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

The selected consolidated financial data, set forth below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to those consolidated financial statements included elsewhere in this report.

	Year Ended June 30
	2011	2010	2009	2008	2007
Income Statement Data
Revenues	$7,530,875	$5,021,901	$6,095,183	$4,256,128	$1,866,878
Lease operating expense	$1,298,650	$1,616,767	$1,281,989	$1,255,787	$1,352,907
Production taxes	$80,677	$48,312	$158,794	$90,252	$62,426
Depreciation, depletion, and amortization	$563,104	$1,818,110	$2,461,162	$903,214	$291,150
Accretion expense	$59,913	$61,054	$37,601	$20,196	$17,319
General and administrative expense (“G&A”) (excluding stock-based compensation)	$3,799,377	$2,943,843	$3,490,466	$3,705,751	$2,878,107
G&A: Stock-based compensation	$1,536,007	$2,148,400	$2,405,900	$1,791,486	$1,613,493
Gain from sale of oil and natural gas properties	$—	$—	$—	$—	$—
Income (loss) from operations	$193,147	$(3,614,585)	$(3,740,729)	$(3,510,558)	$(4,348,524)
Interest income	$14,214	$55,054	$122,272	$854,130	$1,899,460
Income tax provision (benefit)	$448,914	$(1,171,824)	$(1,016,864)	$(1,085,454)	$(638,853)
Net loss	$(241,553)	$(2,387,707)	$(2,601,593)	$(1,570,974)	$(1,810,211)
Earnings (loss) per common share - Basic	$(0.01)	$(0.09)	$(0.10)	$(0.06)	$(0.07)
Earnings (loss) per common share - Diluted	$(0.01)	$(0.09)	$(0.10)	$(0.06)	$(0.07)
Cash Flows Data
Operating Activities:
Before changes in operating assets and liabilities	$2,331,867	$877,914	$3,070,310	$3,740,878	$(11,865,115)
Changes in operating assets and liabilities	723,249	1,467,267	2,884,468	(4,597,678)	(2,626,933)
Cash provided by (used in) operating activities	3,055,116	2,345,181	5,954,778	(856,800)	(14,492,048)
Investing Activities:
Development of oil and natural gas properties	(2,509,652)	(3,280,425)	(8,063,465)	(11,187,291)	(417,964)
Acquisition of oil and natural gas properties	(997,279)	(517,530)	(2,603,098)	(8,789,501)	(1,918,757)
Proceeds from sale of oil and natural gas properties	231,326	—	—	4,452,450	155,378
Maturities of certificates of deposit	1,100,000	2,059,147	—	—	—
Purchases of certificates of deposit	—	(1,350,000)	(1,757,312)	—	—
Cash in qualified intermediary account for “like-kind” exchanges	—	—	—	—	34,662,368
Other	(49,566)	(13,220)	(33,350)	(93,596)	(120,050)
Cash provided by (used in) investing activities	(2,225,171)	(3,102,028)	(12,457,225)	(15,617,938)	32,360,975
Financing Activities:
Purchase of treasury stock	—	—	(882,022)	—	—
Payments on notes payable	—	—	—	—	—
Proceeds from notes payable	—	—	—	—	—
Equity transactions	106,077	3,342	130	76	(15,532)
Windfall tax benefits	173,157	—	—	—	—
Other	—	—	3,823	—	—
Cash provided by (used in) financing activities	279,234	3,342	(878,069)	76	(15,532)
Increase (decrease) in cash and cash equivalents	$1,109,179	$(753,505)	$(7,380,516)	$(16,474,662)	$17,853,395

	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2008	June 30, 2007
Balance Sheet Data
Total current assets	$6,574,312	$6,229,351	$8,873,786	$17,801,070	$28,921,518
Total assets	$40,168,425	$37,195,075	$37,828,823	$40,365,848	$34,905,992
Total current liabilities	$2,428,404	$1,287,699	$1,237,904	$4,171,048	$1,596,558
Total liabilities	$6,703,668	$5,717,882	$6,072,229	$7,362,114	$2,122,846
Stockholders’ equity	$33,464,757	$31,477,193	$31,756,594	$33,003,734	$32,783,146
Common stock outstanding	27,612,916	27,061,376	26,530,317	26,870,439	26,776,234

	Quarter Ended (unaudited)
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Revenues
Crude oil	$2,638,138	$1,607,521	$778,594	$648,218	$759,344
Natural gas liquids (“NGLs”)	224,062	228,050	231,495	209,918	231,460
Natural gas	303,072	181,504	169,343	310,960	368,387
Total operating revenues	3,165,272	2,017,075	1,179,432	1,169,096	1,359,191
Operating Expense
Lease operating expense (“LOE”)	348,268	284,577	311,224	354,581	482,160
Production taxes	26,593	26,308	13,073	14,703	8,054
Depreciation, depletion, and amortization	204,141	132,516	102,429	124,018	144,766
Accretion expense	16,599	16,233	10,766	16,315	15,954
G&A (excluding stock-based compensation) (1)	966,676	966,628	912,993	953,081	433,064
G&A: Stock-based compensation (2)	392,593	392,533	396,394	354,486	957,595
Total operating expense	1,954,870	1,818,795	1,746,879	1,817,184	2,041,593
Operating income (loss)	1,210,402	198,280	(567,447)	(648,088)	(682,402)
Interest income, net	1,180	1,562	3,705	7,767	7,269
Net income (loss) before income tax benefit	1,211,582	199,842	(563,742)	(640,321)	(675,133)
Income tax (provision) benefit	(676,692)	(29,416)	102,207	154,987	245,712
Net income (loss)	$534,890	$170,426	$(461,535)	$(485,334)	$(429,421)

Net income (loss) per share – basic and diluted	$0.02	$0.01	$(0.02)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
Basic	27,612,916	27,521,957	27,457,118	27,160,723	27,137,611
Diluted	31,090,818	30,833,505	27,457,118	27,160,723	27,137,611

Sales volumes per day
Oil (Bbls) - Delhi	219.6	148.1	68.1	49.5	62.9
Other properties
Oil (Bbls)	36.3	36.4	33.5	45.2	46.7
NGL (Bbls)	44.9	50.4	54.6	55.1	64.2
Natural gas (Mcf)	822.8	513.6	505.5	771.8	972.7
Total (BOE)	438.0	320.4	240.4	278.5	335.8

Average sales price
Oil per Bbl - Delhi	$115.25	$98.89	$84.42	$75.14	$76.48
Other properties
Oil per Bbl	101.13	88.38	80.98	73.51	75.77
NGL per Bbl	54.88	50.31	46.12	41.41	39.63
Natural gas per Mcf	4.05	3.93	3.64	4.38	4.16
Total per BOE	79.42	69.94	53.32	45.63	44.47
Per BOE
LOE and production taxes	9.41	10.78	14.66	14.41	16.04
DD&A	5.12	4.59	4.63	4.84	4.74
Accretion expense	0.42	0.56	0.49	0.64	0.52
G&A (excluding stock-based compensation)	24.25	33.52	41.28	37.20	14.17
G&A: Stock-based compensation	9.85	13.61	17.92	13.84	31.33
Total operating expense	49.05	63.06	78.98	70.93	66.80
Operating (loss) income	$30.37	$6.88	$(25.65)	$(25.30)	$(22.33)
Net income (loss) before income taxes	$30.40	$6.93	$(25.49)	$(24.99)	$(22.09)

(1)          Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The assets we exploit currently fit into three types of project opportunities:

•                  Enhanced Oil Recovery (EOR),

•                  Bypassed Primary Resources, and

•                  Unconventional Shale Gas Development.

We expect to fund our base fiscal 2012 development plan from working capital, with any increases to the base plan funded out of working capital, net cash flows from our properties in the Giddings and Delhi Fields and appropriate financing vehicles, including possible additional issuances of our Series A perpetual non-convertible preferred stock.

Highlights for our fiscal year 2011

Oil & Gas Reserves

•                  Proved reserves increased 1.43 million BOE, or 12%, while PV-10 increased 41%. The increase in proved reserves is primarily due to an acceleration of our Delhi payout date, estimated by D&M to occur at calendar year end 2013, versus last year’s report estimate of mid-2016.  Acceleration of the payout date is primarily due to improved operating performance and higher oil prices.  The increase in PV-10 is primarily due to higher oil prices, the increased reserves and the accelerated date of deemed payout.

•                  Proved developed reserves increased 333%.  The increase in proved developed reserves is primarily due to continued investment by the operator in the Delhi Field, combined with improved production performance. Proved developed reserves are now 39% of total proved reserves.

•                  The improvement in proved and proved developed reserves did not materially affect our high oil content.  Our proved reserves are 84% oil and 5% gas liquids, compared to 83% and 9%, respectively, the previous year.

	Proved			Probable
	2011	2010	Change	2011	2010	Change
Reserves MMBOE	13.8	12.4	11%	6.3	7.2	(12)%

% Developed	39%	9%	333%	27%	5%	440%

Liquids %	89%	92%		100%	89%
(In millions)
PV-10*	$375	$266	41%	$76	$64	19%
PV-10 Spot	$434	$252	72%	$92	$61	51%
PV-10 Strip	$472	$308	53%	$101	$77	31%

* We believe the presentation of PV-10 provides useful information to investors because it is widely used by analysts and investors in evaluating oil and natural gas companies and the relative monetary significance of their oil and natural gas properties.  PV-10 is not intended to represent the current market value of our estimated oil and natural gas reserves, nor should it be considered in isolation or as a substitute for the Standardized Measure of after-tax discounted future net cash flows as defined under GAAP.  See “Estimated Oil and Natural Gas Reserves and Estimated Future Net Revenues” under Item 2. Properties of this Form 10-K for a reconciliation of PV-10 to the Standardized Measure.

Projects

•                  Delhi.  D&M’s independent reserve report for our Delhi interests reflects an acceleration of the reversionary working interest payout date to late calendar 2013, more than two years earlier than projected in their June 30, 2010 report. The acceleration is due primarily to a lower rate of CO2 purchases, improved performance and higher realized oil price. The same factors resulted in an increase of 1.57 MMBO of net proved reserves primarily associated with the reversionary working interest. Proved developed reserves at Delhi increased from 7% of total proved reserves to 45% of total proved reserves, due to continued investment by the operator and improved performance in the field. Production continues to increase as Phase II was implemented through first CO2 injection in late December 2010 and first oil production response in March 2011.  Gross and net oil production increased 48% to 2,964 gross (219 net) barrels of oil per day during the fourth fiscal quarter of 2011 from 2,003 gross (148 net) barrels of oil per day in the preceding third fiscal quarter, and increased 248% from the fourth fiscal quarter ending June 30, 2010, the first full quarter of EOR production. Both Phases I and II resulted in oil production response 3-4 months earlier than projected.

Meanwhile, Phase III is currently under construction and related CO2 injection is expected during calendar 2011.  Up to six phases are ultimately expected, with Phase I being approximately half the size of all other phases.  To date, the operator has reported expending $383 million on the project, which has no effect on our deemed $200 million reversionary payout amount.  Gross production averaged more than 1,634 gross (121 net) barrels per day for fiscal year 2011, compared to less than 231 gross (17 net) barrels per day during fiscal 2010.  Our net production currently is from our 7.4% royalty interest and is free and clear of all cost, except for a pipeline transportation tariff of less than $2.00 per barrel.  Our realized oil price at Delhi tracks Louisiana Light Sweet oil price, which has been similarly tracking Brent crude oil price during the last half of 2011. As an example, our realized Delhi oil price of $106 in June 2011 was a $14 premium over the price we realized in our properties in the Giddings Field.

The factors that impacted our proved reserves also increased our proved PV-10 by 41% to $375 million and our probable PV-10 by 19% to $76 million. Due to the accelerated reversion date, we now expect to bear approximately $12.7 million of capital expenditures in calendar 2014, compared to the year ago projection of no capital expenditures related to our proved reserves. At reversion, our net revenue interest will increase from 7.4% to 26.5%, and we will begin bearing 23.9% of all costs.

See “Estimated Oil and Natural Gas Reserves and Estimated Future Net Revenues” under Item 2. Properties of this Form 10-K for a reconciliation of PV-10 to the Standardized Measure.

•                  Due to continued production testing during 2011, we have elected to restore proved reserves for our properties in the Lopez Field in South Texas (Neptune Project).  Previously, we had elected to downgrade our reserves in the Lopez Field due to difficulties and delays in creating adequate water injection capacity needed to adequately test production.  This problem was alleviated in the first half of fiscal 2011 and the resulting stable production demonstrated that proved reserves and expanded field development are warranted. Consequently, our independent reservoir engineer has assigned 61 MBO of proved oil reserves to one producing well and five drilling locations, and 378 MBO of probable oil reserves to 36 drilling locations. Associated PV-10 is $470 thousand for proved reserves and $3.2 million for probable reserves.

•                  In Giddings, our production of 72 MBOE was more than offset by 331 MBOE of positive proved reserve revisions.  Sales of reserves in place totaling 522 MBOE resulted in a 9% reduction in proved reserves to 2,720 MBOE. During 2011, we drilled and completed three producing wells through our industry joint venture.  One well far exceeded expectations, one well underperformed and one well was not commercially productive in the target horizon and was subsequently recompleted into another reservoir.  In aggregate, we believe that the three wells are expected to approach combined expected recovery. Based on drilling results and natural gas prices, we highgraded our portfolio of remaining proved drilling locations to the current thirteen total.

•                  Our unconventional gas project is now focused on our Haskell County, OK leasehold.  During the latter part of fiscal 2011, we commenced our first test in Haskell County, OK through a re-entry.  During operations to create a salt water disposal zone, we encountered natural gas.  We subsequently revised our project to test this zone with a single stage of hydraulic fracturing.  We are currently producing the well to determine economic viability of further field development of this zone.  Our independent reservoir engineer has assigned proved reserves to this one gross and 0.55 net producing well and five gross and 1.34 net drilling locations totaling 768 MMCF.

•                  We continued production testing of one shallow Woodford well in our Wagoner County, OK leasehold during the early portion of fiscal 2011. Based on the results to date, combined with the natural gas market and requirement for substantial infrastructure, we have determined that our other projects offer more value potential and thus have elected to divest our Wagoner County assets.  Therefore, no reserves for Wagoner County have been included in our reported reserves.

Operations

•                  Our fiscal 2011 net loss declined 90% to $242,000, compared to fiscal 2010’s $2.4 million loss.  The year ended on a positive note with net income of $535,000 and $170,000 in FQ4 and FQ3, respectively.

•                  Revenues in fiscal 2011 increased 50% to $7.5 million, compared to $5 million in fiscal 2010, primarily due to a 95% increase in oil volumes and 33% increase in oil prices, partially offset by a 39% decrease in NGL and natural gas volumes.  .

•                  Operating costs in fiscal 2011 decreased $1.3 million to $7.3 million, a 15% decrease from fiscal 2010, primarily due to a 68% reduction in our annual depletion rate to $4.55 per BOE.  Our depletion rate for FQ4 was $4.92 per BOE due to the inclusion of net capital expenditures associated with the last phase of our Delhi EOR project resulting from the currently projected two year acceleration in payout.  We have not, to date, experienced a ceiling test write down of our oil and gas property costs, therefore our depletion rate is a proxy for our historic finding and development costs.

•                  Non-cash, stock-based compensation expense of $1.5 million comprised over 28% of general and administrative expense for fiscal 2011.  Non-cash, stock-based compensation expense remains an important part of our total compensation program, as a small company in competition for talented staff with numerous, more established other companies, to help motivate and retain high performing employees and consultants, in addition to conserving our cash resources.

For further details, see “Results of Operations” below.

Finances

•                  We ended the year with $4.1 million of working capital, compared to $4.9 million at June 30, 2010.  At June 30, 2011, working capital included $4.5 million of cash, cash equivalents and short-term certificates of deposit.   The $0.8 million reduction in our working capital since June 30, 2010 was due primarily to capital investments of $3.4 million in oil and natural gas properties, mostly offset by positive cash flow generated from our oil and gas properties.

•                  Cash flows from operations covered our general and administrative expenses and funded most of our capital expenditures.  Cash flows from operations were $3.1 million during the year ended June 30, 2011, which includes $1.0 million received in February 2011 from the Internal Revenue Service as a result of a carry-back of our tax loss for the year ended June 30, 2010.

•                  We remained debt free. All of our expenditures were funded solely by working capital and we ended our fiscal year with no funded debt.

Looking forward into 2012

We currently expect to be more active during fiscal 2012 in the Giddings Field, Haskell County, Lopez Field and artificial lift technology projects.  Expanded development drilling in the first three projects will be funded from working capital, expected cash flows from operations and future joint ventures currently in discussion. Activity is intended to further our goal of maturing projects outside of Delhi and derisking their future capital investment and associated production. At the same time, we expect production at Delhi to continue to increase as Phase II matures and Phase III is put into operation through incremental CO2 injection.

Our base case capital budget of up to $12 million will be primarily focused on:

•                  Continued development drilling of our higher valued locations in the Giddings Field

•                  Initial development rollout in the Lopez Field in South Texas with two oil producers and two injectors

•                  Projected initial development of the Woodford Shale in Haskell County, OK

•                  Demonstrations of GARP, our artificial lift technology for other operators

•                  Maintenance of leases on our higher valued drilling locations and Haskell County leasehold and expansion of our Lopez Field leasehold as warranted

We intend to generate and maintain substantial liquidity to allow us to take advantage of specific success in any one or more of the projects or other opportunities that may arise during the year due to unusual commodity price volatility or market disruption, including the possible repurchase of our common stock.  We remain committed to protecting our substantial value already created in our Delhi assets and our conservative, flexible financial approach.

Continued conservative financial management.

•                  Continue to emphasize long-term share value over near-term earnings during the current period of low natural gas prices.

•                  Retain financial strength and flexibility to assure we obtain proper value of our core assets and protect our joint venture rights in areas of mutual interest.

•                  Utilize joint ventures, project financing and/or preferred stock issuances to accelerate project development. We may accelerate our development operations where warranted by utilizing joint ventures, project financing, selective divestments of noncore assets or continued issuance of our preferred stock at an attractive valuation. In early July we raised $5.1 million of gross proceeds before offering expenses through an offering of 220,000 shares of 8.5% Series A Preferred Stock.  These shares are perpetual, nonconvertible and redeemable by the company at the $25 per share liquidation value after three years, or earlier at a premium to the liquidation value in the event of a change in control. We continue to sell up to an additional 180,000 shares through “at the market” transactions, which to date have been at a premium to the liquidation value of $25 per share.

•                  Improve financial results through increasing production and revenues.

Liquidity and Capital Resources

At June 30, 2011, our working capital was $4.1 million and we continued to be debt free.  This compares to working capital of $4.9 million at June 30, 2010.  The $0.8 million decrease in working capital since June 30, 2010, was due primarily to investments of $3.4 million in oil and natural gas properties, offset by an asset sale of $0.2 million and positive operating cash flows.  Of the $3.4 million of capital expenditures incurred during our fiscal year ended June 30, 2011, $1.0 million was for leasehold acquisitions and $2.4 million was for development activities.  Development activities were primarily in the Giddings Field in Texas and our unconventional gas project in Eastern Oklahoma.

Cash Flows from Operating Activities

Cash flows provided by operating activities for the year ended June 30, 2011 were $3.1 million.  Cash flows provided by operations included cash receipts of $7.0 million from oil and natural gas sales from our properties in the Giddings Field and the Delhi Field and $0.9 million due to a refund from the carry-back of our 2010 federal income tax loss.  Cash payments included $4.5 million for operating expenses, including lease operating expenses, production taxes, salaries and wages, $0.1 million related to our joint interest partner’s share of capital expenditures and which are due from our joint interest partner, and $0.2 million in estimated state income taxes.

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

Cash Flows from Investing Activities

Cash paid for oil and gas capital expenditures during our fiscal year ended June 30, 2011 and 2010, was $3.5 million and $3.8 million, respectively, which includes net payments on accounts payable of $0.1 million during both periods, relating to expenditures for oil and natural gas properties.  During the year ended June 30, 2011, we received $0.2 million for a lease sale in the Giddings Field.

During the year ended June 30, 2011, $1.1 million of certificates of deposit matured.  During the year ended June 30, 2010, we purchased $1.4 million in short-term certificates of deposit and $2.1 million of certificates of deposit matured.

Cash Flows from Financing Activities

During the year ended June 30, 2011, we received $0.1 million due to the exercise of stock options and $0.2 million for windfall tax benefit received in 2010.  There were no significant cash flows from financing activities during the year ended June 30, 2010.

Capital Budget

For our fiscal 2012 Plan, we expect to incur capital expenditures of up to 12 million (for expenditure details, see the “Looking Forward” section above).

We expect to fund our fiscal 2012 Plan with internally generated funds, our working capital and future joint ventures.  Increases in our activity level over the planned operations will be funded from working capital, joint ventures, project financing, selective divestments of noncore assets or from additional sales of our 8.5% Preferred Stock.

Results of Operations

Year ended June 30, 2011 compared with the year ended June 30, 2010

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Year Ended
	June 30			%
	2011	2010	Variance	change

Sales Volumes, net to the Company:

Delhi – crude oil Royalty (Bbl)	44,141	6,333	37,808	597%

Other properties
Crude oil (Bbl)	13,824	23,416	(9,592)	(41)%

NGLs (Bbl)	18,704	27,820	(9,116)	(33)%

Natural gas (Mcf)	238,608	407,674	(169,066)	(41)%
Crude oil, NGLs and natural gas (BOE)	116,437	125,515	(9,078)	(7)%

Revenue data:

Delhi – crude oil	$4,493,240	$485,032	$4,008,208	826%

Other properties
Crude oil	1,179,231	1,703,227	(523,996)	(31)%

NGLs	893,525	1,079,383	(185,858)	(17)%

Natural gas	964,879	1,754,259	(789,380)	(45)%
Total revenues	7,530,875	5,021,901	$2,508,974	50%

Average price:
Delhi – crude oil	$101.79	$76.59	$25.20	33%
Other properties
Crude oil (per Bbl)	85.30	72.74	12.56	17%
NGLs (per Bbl)	47.77	38.80	8.97	23%
Natural gas (per Mcf)	4.04	4.30	(0.26)	(6)%
Crude oil, NGLs and natural gas (per BOE)	$64.68	$40.01	$24.67	62%

Expenses (per BOE)
Lease operating expenses and production taxes	$11.85	$13.27	$(1.42)	(11)%
Depletion expense on oil and natural gas properties (a)	$4.55	$14.10	$(9.55)	(68)%

(a)          Excludes depreciation of office equipment, furniture and fixtures, and other of $33,600 and $48,699, for the year ended June 30, 2011 and 2010, respectively.

Net loss.  For the year ended June 30, 2011, we reported a net loss of $241,553, or $0.01 loss per share (which includes $1,536,007 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $7,530,875.  This compares to a net loss of $2,387,707, or $0.09 loss per share (which includes $2,148,400 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $5,021,901 for the year ended June 30, 2010.  The decrease in net loss was primarily due to an increase in our revenues of $2,508,974 and a decrease in operating costs of $1,298,758 (primarily related to a decrease in depreciation, depletion, and amortization).  Additional details of the components of net loss are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the year ended June 30, 2011 decreased 7% to 116,437 BOE, compared to 125,515 BOE for the year ended June 30, 2010.

Our crude oil sales volumes for the year ended June 30, 2011 included 44,141 Bbls of oil from Delhi, 13,434 Bbls of oil from our properties in the Giddings Field in Texas and 390 Bbls of oil from our South Texas properties.  Our crude oil sales volumes for the year ended June 30, 2010 included 6,333 Bbls of oil from Delhi (of which 5,721 bbls of oil were sold during the 4th quarter of 2010) and 23,416 Bbls from our properties in the Giddings Field in Texas.

Our natural gas liquids production were entirely from our properties in the Giddings Field for the years ended June 30, 2011 and 2010.

Natural gas production for the year ended June 30, 2011, included 3,757 Mcfs from our properties in Oklahoma and 234,851 Mcfs from our properties in the Giddings Field.  Natural gas production for the year ended June 30, 2010 was entirely from our properties in the Giddings Field.

Petroleum Revenues.  Crude oil, NGLs and natural gas revenues for the year ended June 30, 2011 increased 50% from the year ended June 30, 2010.  This was due to a 33% increase in liquid volumes, offset by a 41% decline in natural gas production, and a 62% increase in the average price received per BOE, from $40 per BOE for the year ended June 30, 2010 to $65 per BOE for the year ended June 30, 2011.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the year ended June 30, 2011 decreased 17% compared to the year ended June 30, 2010, primarily due to a significant reduction in saltwater disposal costs, due to our Pearson salt water disposal well, and decreased workover costs during the year ended June 30, 2011.  Lease operating expense and production taxes per barrel of oil equivalent decreased 11% from $13.27 per BOE during fiscal 2010, to $11.85 per BOE during fiscal 2011.

General and Administrative Expenses (“G&A”).  G&A expenses increased 5% to $5.3 million for the year ended June 30, 2011, compared to $5.1 million for the year ended June 30, 2010.  The increase was due primarily to an increase in personnel costs of approximately $760 thousand offset by a reduction in stock-based compensation of approximately $600 thousand.   We accrued for a cash bonus of $603 thousand for the year ended June 30, 2011, whereas in the prior year the bonus was paid in stock and accrued $587 thousand as stock-based compensation.  The remaining increase in personnel costs were due to cost of living adjustments and a lower allocation of engineer costs to properties during the year ended June 30, 2011.  Non-cash stock-based compensation of $1,536,007 (29% of total G&A) and $2,148,400 (42% of total G&A) for the year ended June 30, 2011 and 2010, respectively, is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and, as a result, will likely continue to be a significant component of our G&A costs.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A decreased by 69% to $563,104 for year ended June 30, 2011, compared to $1,818,110 for the year ended June 30, 2010.  The decrease is primarily due to a 7% decrease in net sales volumes, and a lower annual depletion rate ($4.55 vs. $14.10) per BOE.

Our depletion rate decreased significantly in the fourth quarter of fiscal year 2010, when we first recorded reserves at Delhi of 9.4 million proved oil reserves with associated legacy costs of only $1.2 million transferred to our full cost pool.

Interest Income.  Interest income for the year ended June 30, 2011 decreased $40,840 to $14,214, compared to $55,054 for the year ended June 30, 2010.  The decrease in interest income is due to lower average daily balances of cash and short term certificates of deposit and a reduction in market interest rates received on invested cash.

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services.  Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our lease operating expenses and our capital expenditures.  During fiscal 2009 and into fiscal 2010, we saw a substantial decline in both petroleum product prices and drilling and oilfield services costs from prior years, followed more recently by moderate increases in products and services, particularly drilling rig and hydraulic fracturing rates.  Product prices, operating costs and development costs may not always move in tandem.

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

Contractual Obligations and Other Commitments

The table below provides estimates of the timing of future payments that, as of June 30, 2011, we are obligated to make under our contractual obligations and commitments. We expect to fund these contractual obligations with cash on hand and cash generated from operations.

	Payments Due by Period
	Total	Less than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years
	(In Thousands)
Contractual Obligations
Operating lease	806,563	157,268	318,022	318,022	13,251
Other Obligations
Asset retirement obligations	859,586	—	—	—	859,586
Total obligations	$1,666,149	$157,268	$318,022	$318,022	$872,837

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

Oil and Natural Gas Properties.  Companies engaged in the production of oil and natural gas are required to follow accounting rules that are unique to the oil and gas industry.  We apply the full cost accounting method for our oil and natural gas properties as prescribed by SEC Regulation S-X Rule 4-10.  Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.  Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. Costs are transferred to the full cost pool as the properties are evaluated.  As of June 30, 2011, our total unevaluated costs were $2.9 million.  If these costs were evaluated and included in our full cost pool, with no increases in our proved reserves as of June 30, 2011, our depreciation, depletion and amortization expense would have increased by approximately $9,000.

Estimates of Proved Reserves.  The estimated quantities of proved oil and natural gas reserves have a significant impact on the underlying financial statements.  The estimated quantities of proved reserves are used to calculate depletion expense, and the estimated future net cash flows associated with those proved reserves is the basis in determining impairment under the quarterly ceiling test calculation.  The process of estimating oil and natural gas reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including reservoir performance, additional development activity, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.  As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that the reported reserve estimates represent the most accurate assessments possible, including the hiring of independent engineers to prepare our reserve estimates, the subjective decisions and variances in available data for the properties make these estimates generally less precise than other estimates included in our financial statements.  Material revisions to reserve estimates and / or significant changes in commodity prices could substantially affect our estimated future net cash flows of our proved reserves, affecting our quarterly ceiling test calculation and could significantly affect our depletion rate.  A 10% decrease in commodity prices used to determine our proved reserves and Standardized Measure as of June 30, 2011, would not have resulted in an impairment of our oil and natural gas properties.  Holding all other factors constant, a reduction in the Company’s proved reserve estimate at June 30, 2011 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $11,000, $23,000, and $36,000, respectively.

On December 31, 2008, the SEC issued its final rule on the modernization of reporting oil and gas reserves.  The new rule allows consideration of new technologies in evaluating reserves, allows companies to disclose their probable and possible reserves to investors, requires reporting of oil and gas reserves using an average price based on the previous 12-month unweighted arithmetic average first-day-of-the-month price rather than year-end prices, revises the disclosure requirements for oil and gas operations, and revises accounting for the limitation on capitalized costs for full cost companies.  The new rule became effective for our Annual Report on Form 10-K for the most recent fiscal year ended June 30, 2010 and did not have a material affect on our financial statements.

Valuation of Deferred Tax Assets.  We make certain estimates and judgments in determining our income tax expense for financial reporting purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes.  Our federal and state income tax returns are generally not prepared or filed before the consolidated financial statements are prepared or filed; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating loss carry backs and carry forwards.  Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to recover or utilize our deferred tax assets (primarily our net operating loss).  If recovery is not likely, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in an increase to our income tax expense.  As of June 30, 2011, we have recorded a valuation allowance for the portion of our net operating loss that is limited by IRS Section 382.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2011.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Evolution Petroleum Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheets of Evolution Petroleum Corporation and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolution Petroleum Corporation and subsidiaries as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Evolution Petroleum Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 13, 2011 expressed an unqualified opinion on the effectiveness of Evolution Petroleum Corporation’s internal control over financial reporting.

/s/ Hein & Associates LLP
Houston, Texas
September 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Evolution Petroleum Corporation

Houston, Texas

We have audited Evolution Petroleum Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Evolution Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Evolution Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Evolution Petroleum Corporation and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011, and our report dated September 13, 2011, expressed an unqualified opinion.

/s/ Hein & Associates LLP
Houston, Texas
September 13, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$4,247,438	$3,138,259
Certificates of deposit	250,000	1,350,000
Restricted cash from joint interest partner	118,194	—
Receivables
Oil and natural gas sales	1,559,404	536,366
Joint interest partner	86,105	—
Income taxes	28,680	25,200
Other	167	147,059
Income taxes recoverable	—	716,973
Prepaid expenses and other current assets	284,324	315,494
Total current assets	6,574,312	6,229,351

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties — full-cost method of accounting, of which $2,940,199 and $7,851,068 at June 30, 2011 and 2010, respectively, were excluded from amortization.	33,447,564	30,803,061
Other property and equipment	69,262	101,998
Total property and equipment	33,516,826	30,905,059

Other assets	77,287	60,665

Total assets	$40,168,425	$37,195,075

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$514,177	$678,609
Joint interest advances	105,567	—
Accrued payroll	682,850	75,692
Royalties payable	742,651	221,062
State and federal taxes payable	298,594	202,334
Other current liabilities	84,565	110,002
Total current liabilities	2,428,404	1,287,699

Long term liabilities
Deferred income taxes	3,330,266	2,949,880
Asset retirement obligations	859,586	811,635
Stock-based compensation	—	587,033
Deferred rent	85,412	81,635

Total liabilities	6,703,668	5,717,882

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock; par value $0.001; 100,000,000 shares authorized; issued 28,401,116 shares; outstanding 27,612,916 shares and 27,061,376 shares as of June 30, 2011 and 2010, respectively.	28,400	27,849
Additional paid-in capital	20,761,209	18,532,643
Retained earnings	13,557,170	13,798,723
	34,346,779	32,359,215
Treasury stock, at cost, 788,200 shares as of June 30, 2011 and June 30, 2010.	(882,022)	(882,022)

Total stockholders’ equity	33,464,757	31,477,193

Total liabilities and stockholders’ equity	$40,168,425	$37,195,075

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
	2011	2010	2009
Revenues
Crude oil	$5,672,471	$2,188,259	$2,747,494
Natural gas liquids	893,525	1,079,383	1,625,063
Natural gas	964,879	1,754,259	1,722,626
Total Revenues	7,530,875	5,021,901	6,095,183

Operating Costs
Lease operating expenses	1,298,650	1,616,767	1,281,989
Production taxes	80,677	48,312	158,794
Depreciation, depletion and amortization	563,104	1,818,110	2,461,162
Accretion of asset retirement obligations	59,913	61,054	37,601
General and administrative expenses *	5,335,384	5,092,243	5,896,366
Total operating costs	7,337,728	8,636,486	9,835,912

Income (loss) from operations	193,147	(3,614,585)	(3,740,729)

Other income
Interest income	14,214	55,054	122,272

Net income (loss) before income tax (provision) benefit	207,361	(3,559,531)	(3,618,457)

Income tax (provision) benefit	(448,914)	1,171,824	1,016,864

Net loss	$(241,553)	$(2,387,707)	$(2,601,593)

Loss per common share
Basic and Diluted	$(0.01)	$(0.09)	$(0.10)

Weighted average number of common shares outstanding
Basic and Diluted	27,437,496	27,004,066	26,461,057

*General and administrative expenses for the year ended June 30, 2011, 2010 and 2009 included non-cash stock-based compensation expense of $1,536,007, $2,148,400 and $2,405,900, respectively.

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Cash Flow

	Year Ended June 30,
	2011	2010	2009
Cash Flows From Operating Activities
Net loss	$(241,553)	$(2,387,707)	$(2,601,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	563,104	1,818,110	2,461,162
Stock-based compensation	1,536,007	2,148,400	2,405,900
Issuance of common stock for charitable donation	—	—	28,600
Accretion of asset retirement obligations	59,913	61,054	37,601
Settlement of asset retirement obligations	(1,847)	—	(90,761)
Deferred income taxes	380,386	(771,437)	819,388
Deferred rent	3,777	3,777	3,777
Other	32,080	5,717	6,236
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	(1,023,038)	(4,048)	1,533,982
Receivables from income taxes and other	687,228	1,512,041	1,963,436
Due from joint interest partner	(87,743)	—	—
Prepaid expenses and other current assets	31,170	(153,053)	108,497
Accounts payable and accrued expenses	497,783	65,144	(624,333)
Royalties payable	521,589	2,585	(254,850)
Income taxes payable	96,260	44,598	157,736
Net cash provided by operating activities	3,055,116	2,345,181	5,954,778

Cash Flows from Investing Activities
Proceeds from asset sales	231,326	—	—
Development of oil and natural gas properties	(2,509,652)	(3,280,425)	(8,063,465)
Acquisitions of oil and natural gas properties	(997,279)	(517,530)	(2,603,098)
Capital expenditures for other equipment	(864)	—	(28,635)
Maturities of certificates of deposit	1,100,000	2,059,147	—
Purchases of certificates of deposit	—	(1,350,000)	(1,757,312)
Other assets	(48,702)	(13,220)	(4,715)
Net cash used in investing activities	(2,225,171)	(3,102,028)	(12,457,225)

Cash Flows from Financing Activities
Proceeds from issuance of restricted stock	28	42	130
Proceeds from the exercise of stock options	106,049	3,300	—
Windfall tax benefit	173,157	—	—
Purchase of treasury stock	—	—	(882,022)
Other	—	—	3,823
Net cash provided by (used in) financing activities	279,234	3,342	(878,069)

Net increase (decrease) in cash and cash equivalents	1,109,179	(753,505)	(7,380,516)

Cash and cash equivalents, beginning of period	3,138,259	3,891,764	11,272,280

Cash and cash equivalents, end of period	$4,247,438	$3,138,259	$3,891,764

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years ended June 30, 2011, 2010 and 2009

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Par Value	Capital	Earnings	Stock	Equity
Balance, July 1, 2008	26,870,439	$26,870	$14,188,841	$18,788,023	$—	$33,003,734
Issuance of common stock to certain employees in lieu of partial payment of 2008 cash bonus	46,795	47	168,415	—	—	168,462
Issuance of restricted common stock	390,283	390	(260)	—	—	130
Issuance of common stock for charitable donation	11,000	11	28,589	—	—	28,600
Purchase of 788,200 treasury shares	(788,200)	—	—	—	(882,022)	(882,022)
Other	—	—	3,823	—	—	3,823
Stock-based compensation	—	—	2,035,460	—	—	2,035,460
Net loss	—	—	—	(2,601,593)	—	(2,601,593)
Balance, June 30, 2009	26,530,317	$27,318	$16,424,868	$16,186,430	$(882,022)	$31,756,594
Issuance of common stock to certain employees in lieu of cash payment of 2009 bonus	138,224	138	370,302	—	—	370,440
Issuance of restricted common stock	386,914	387	(345)	—	—	42
Exercise of stock warrants	133,005	133	(133)	—	—	—
Exercise of stock options	3,000	3	3,297	—	—	3,300
Forfeiture of restricted common stock	(130,084)	(130)	130	—	—	—
Windfall tax benefit	—	—	173,157	—	—	173,157
Stock-based compensation	—	—	1,561,367	—	—	1,561,367
Net loss	—	—	—	(2,387,707)	—	(2,387,707)
Balance, June 30, 2010	27,061,376	$27,849	$18,532,643	$13,798,723	$(882,022)	$31,477,193
Issuance of common stock to certain employees in lieu of cash payment of 2010 bonus	106,927	107	586,926	—	—	587,033
Issuance of restricted common stock	303,603	303	(275)	—	—	28
Exercise of stock warrants	58,350	58	(58)	—	—	—
Exercise of stock options	86,875	87	105,962	—	—	106,049
Forfeiture of restricted common stock	(4,215)	(4)	4	—	—	—
Stock-based compensation	—	—	1,536,007	—	—	1,536,007
Net loss	—	—		(241,553)	—	(241,553)
Balance, June 30, 2011	27,612,916	28,400	20,761,209	13,557,170	$(882,022)	33,464,757

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

Allowance for Doubtful Accounts.  We establish provisions for losses on accounts receivables if it is determined that collection of all or a part of an outstanding balance is not probable.  Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method.  As of June 30, 2011 and 2010, no allowance for doubtful accounts was considered necessary.

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

Limitation on Capitalized Costs. Under the full-cost method of accounting, we are required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling Test”). If the capitalized cost of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes (the “Net Capitalized Costs”), exceed the “Ceiling”, this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as a credit to oil and natural gas properties.  The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling.  The Ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements including hedging arrangements pursuant to SAB 103), less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus (b) the cost of properties not being amortized (pursuant to Reg. S-X Rule 4-10 (c)(3)(ii)); plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties.   Our Ceiling Test did not result in an impairment of our oil and natural gas properties during the years ended June 30, 2011, 2010 and 2009.

Other Property and Equipment.  Other property and equipment includes buildings, data processing and telecommunications equipment, office furniture and equipment, and other fixed assets. These items are recorded at cost and are depreciated using the straight-line method based on expected lives of the individual assets or group of assets, which ranges from three to seven years. Repairs and maintenance costs are expensed in the period incurred.

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

Depreciation, Depletion and Amortization.  The depreciable base for oil and natural gas properties includes the sum of all capitalized costs net of DD&A, estimated future development costs and asset retirement costs not included in oil and natural gas properties, less costs excluded from amortization. The depreciable base of oil and natural gas properties is amortized using the unit-of-production method. Other property including, leasehold improvements, office and computer equipment and vehicles which are stated at original cost and depreciated using the straight-line method over the useful life of the assets, which ranges from three to seven years.

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

Updates to Oil and Gas Accounting Rules. In January 2010, the FASB issued its updates to oil and gas accounting rules to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas with the requirements in the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, which was issued on December 31, 2008. We adopted the new rules effective June 30, 2010. The new rules are applied prospectively as a change in estimate.  Adoption of these requirements did not significantly impact our reported reserves or our consolidated financial statements.  The revisions are intended to provide investors with a more meaningful and comprehensive understanding of oil and gas reserves to help investors evaluate their investments in oil and gas companies. The amendments are also designed to modernize the oil and gas disclosure requirements to align them with current practices and changes in technology.  Revised requirements in the final rule include, but are not limited to:

•                  Oil and gas reserves must be reported using the average price over the prior 12-month period, rather than year-end prices;

•                  Companies are allowed to report, on an optional basis, probable and possible reserves;

•                  Non-traditional reserves, such as oil and gas extracted from coal and shales, are included in the definition of “oil and gas producing activities”;

•                  Companies are permitted to use new technologies to determine proved reserves, as long as those technologies have been demonstrated empirically to lead to reliable conclusions with respect to reserve volumes;

•                  Companies are required to disclose, in narrative form, additional details on their proved undeveloped reserves (PUDs), including the total quantity of PUDs at year end, any material changes to PUDs that occurred during the year, investments and progress made to convert PUDs to developed oil and gas reserves and an explanation of the reasons why material concentrations of PUDs in individual fields or countries have remained undeveloped for five years or more after disclosure as PUDs;

•                  Companies are required to report the qualifications and measures taken to assure the independence and objectivity of any business entity or employee primarily responsible for preparing or auditing the reserves estimates.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Property and Equipment

As of June 30, 2011 and June 30, 2010 our oil and natural gas properties and other property and equipment consisted of the following:

	June 30, 2011	June 30, 2010
Oil and natural gas properties
Property costs subject to amortization	$35,860,517	$27,775,641
Less: Accumulated depreciation, depletion, and amortization	(5,353,152)	(4,823,648)
Unproved properties not subject to amortization	2,940,199	7,851,068
Oil and natural gas properties, net	$33,447,564	$30,803,061

Other property and equipment
Furniture, fixtures and office equipment, at cost	261,340	260,476
Less: Accumulated depreciation	(192,078)	(158,478)
Other property and equipment, net	$69,262	$101,998

Unproved properties not subject to amortization includes unevaluated acreage of $2.2 and $6.0 million as of June 30, 2011 and June 30, 2010, respectively, consisting of properties in the Woodfood Shale trend in Oklahoma as of June 30, 2011 and properties in the Giddings Field in Central Texas, the Woodford Shale trend in Oklahoma, and the Lopez Field in South Texas (our “Neptune Oil Project”) as of June 30, 2010.    Unproved properties include $0.7 as of June 30, 2011 and 2010, of participating interests through royalty and overriding royalty interests aggregating 7.4% in the Delhi Holt Bryant Unit of the Delhi Field in Louisiana and a 23.9% after payout reversionary working interest in the Delhi Holt Bryant Unit along with a 23.9% working interest in certain other depths in the Delhi Field.  Unproved properties as of June 30, 2010, also include $1.2 million related to the drilling of three test wells and re-entry of four test wells on our acreage in Wagoner County in Oklahoma.  Our evaluation of impairment of unproved properties occurs, at a minimum, on a quarterly basis.

The following table provides a summary of costs that are not being amortized as of June 30, 2011, by the fiscal year in which the costs were incurred:

		During the Year Ended June 30,
Costs excluded from amortization	Total	2011	2010	2009	2008	2007

Leasehold acquisition costs and other	$2,195,194	$528,418	$—	$141,365	$1,268,433	$256,978
Royalty and overriding royalty interests	745,005	9,378	—	3,636	—	731,991
	$2,940,199	$537,796	$—	$145,001	$1,268,433	$988,969

Note 5 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the years ended June 30, 2011 and 2010:

	Year Ended
	2011	2010
Asset retirement obligations — beginning of period	$811,635	$664,710
Liabilities incurred	15,000	85,871
Liabilities settled	(1,847)	—
Accretion	59,913	61,054
Revisions to previous estimates	(25,115)	—
Asset retirement obligations — end of period	$859,586	$811,635

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

On July 2, 2010, an employee of the Company exercised 6,875 stock options granted in 2007 at an exercise price of $2.33 per share. See Note 7.

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

On September 10, 2010, the Board of Directors authorized and the Company issued 240,478 shares of restricted common stock from the 2004 Stock Plan to certain employees as a long-term incentive award.  Total unrecognized stock-based compensation expense of $1,320,224 related to the long-term incentive award will be recognized ratably over a four year period as the restricted common stock vests.  See Note 7.

On October 1, 2010, a total of 4,845 shares of restricted stock were issued to a new employee as long-term incentive compensation.  The value of the shares issued was $29,118, based on the fair market value on the date of issuance.  The shares are subject to a four year vesting term.  See Note 7.

On December 9, 2010, a total of 28,047 shares of restricted common stock was issued to four outside directors as part of their board compensation for calendar year 2011.  The value of the shares issued was $168,000, based on the fair market value on the date of issuance.  All issuances of common stock were subject to vesting terms per individual stock agreements, which is generally one year for directors.  See Note 7

On December 21, 2010, an employee of the Company exercised 30,000 stock options granted in 2003 at an exercise price of $0.001 per share. See Note 7.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Stockholders’ Equity (Continued)

On February 28, 2011, a former consultant of the Company exercised 50,000 stock options granted in 2005 at an exercise price of $1.80 per share. See Note 7.

On March 31, 2011, 58,350 shares of common stock were issued through a net cashless exercise of placement warrants.  The placement warrants, which were issued to Laird Cagan, a related party (See Note 10), in 2004 in connection with a financing transaction, gave Mr. Cagan the right to purchase 66,943 shares, with a weighted average exercise price of $1.00 per share.

Note 7 — Stock-Based Incentive Plan

We may grant option awards to purchase common stock (the “Stock Options”), restricted common stock awards (“Restricted Stock”), and unrestricted fully vested common stock, to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  Option awards for the purchase of 600,000 shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 5,500,000 shares of common stock.  No shares are available for grant under the 2003 Stock Plan and 208,217 shares remain available for grant under the 2004 Stock Plan as of June 30, 2011.

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

Stock Options and Incentive Warrants

Non-cash stock-based compensation expense related to Stock Options and Incentive Warrants for the years ended June 30, 2011, 2010 and 2009 was $715,027, $985,060 and $1,786,055, respectively.

There were no Stock Options granted during the years ended June 30, 2011 and June 30, 2010.  During the year ended June 30, 2009, we granted Stock Options to purchase 591,090 shares of common stock under the 2004 Stock Plan with a weighted average exercise price of $4.27.  The exercise price was determined based on the market price of the Company’s common stock on the date of grant.  The Stock Options granted during the years ended June 30, 2009 generally vest quarterly, on a straight line basis, over a period of four years.  The Stock Options granted during the year ended June 30, 2009 have a contractual life of seven.  The weighted average assumptions used to calculate the fair value of these Stock Options and the weighted average fair value of each option granted are as follows:

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stock-Based Incentive Plan (Continued)

Expected volatility	87.1%
Expected dividends	—
Expected term (in years)	4.6
Risk-free rate	3.10%
Fair value	$2.62

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

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of June 30, 2011, and the changes during the fiscal year:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2010	5,482,820	$1.83

Granted	—	—
Exercised	(86,875)	$1.22
Cancelled or forfeited	(3,125)	$2.33
Expired	—	—

Stock Options and Incentive Warrants outstanding at June 30, 2011	5,392,820	$1.85	$28,354,726	4.4

Vested or expected to vest at June 30, 2011	5,392,820	$1.85	$28,354,726	4.4

Exercisable at June 30, 2011	5,218,943	$1.80	$27,693,593	4.4

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($7.10 as of June 30, 2011) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

There were 86,875 Stock Options exercised during the year ended June 30, 2011 with an aggregate intrinsic value of $493,923.  There were 3,000 Stock Options exercised during the year ended June 30, 2010 with an aggregate intrinsic value of $13,620.  There were no Stock Options or Incentive Warrants that were exercised during the year ended June 30, 2009.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Stock-Based Incentive Plan (Continued)

A summary of the status of our unvested Stock Options and Incentive Warrants as of June 30, 2011 and the changes during the year ended June 30, 2011, is presented below:

	Number of Stock Options and Incentive Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2010	552,582	$2.04

Granted	—	—

Vested	(375,580)	$1.97

Forfeited	(3,125)	$1.83

Unvested at June 30, 2011	173,877	$2.20

During the years ended June 30, 2011, June 30, 2010 and 2009, there were 375,580, 539,330 and 1,063,029 Stock Options and Incentive Warrants that vested with a total grant date fair value of $739,893, $1,024,727 and $1,870,931, respectively.

The total unrecognized compensation cost at June 30, 2011, relating to non-vested Stock Options and Incentive Warrants was $354,050.  Such unrecognized expense is expected to be recognized over a weighted average remaining service period of 0.75 years.

Restricted Stock

Stock-based compensation expense related to Restricted Stock grants for the years ended June 30, 2011, 2010 and 2009 was $820,980, $576,307 and $249,405, respectively.  See Note 6 for a detail of Restricted Stock transactions during the years ended June 30, 2011, 2010 and 2009.

The following table sets forth the Restricted Stock transactions for the year ended June 30, 2011:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2010	403,159	$3.15

Granted	303,603	$5.52

Vested	(206,858)	$3.84

Forfeited	(4,215)	$3.11

Unvested at June 30, 2011	495,689	$4.30

During the years ended June 30, 2011, June 30, 2010 and 2009, there were 206,858, 243,954 and 50,898 Restricted Stock that vested with a total grant date fair value of $794,335, $551,336 and $209,191, respectively.

At June 30, 2011, unrecognized stock compensation expense related to Restricted Stock grants totaled $1,987,569.  Such unrecognized expense will be recognized over a weighted average remaining service period of 2.7 years.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Supplemental Disclosure of Cash Flow Information

Our supplemental disclosures of cash flow information for the year ended June 30, 2011, 2010 and 2009 are as follows:

	Year Ended
	June 30,
	2011	2010	2009
Income taxes paid:	$229,802	$329,800	$15,000

Income tax refunds and net operating loss carry-back received:	$979,177	$2,095,126	4,057,772

Non-cash transactions:
Decrease in accounts payable used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties:	$(91,483)	$(62,532)	$(2,043,235)
Oil and natural gas properties incurred through recognition of asset retirement obligations:	$15,000	$85,871	$502,814
Windfall tax benefit recognized in income taxes recoverable:	$—	$173,157	—

Note 9 — Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the year ended June 30, 2011, 2010 and 2009.  We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s tax returns are open to audit under the statute of limitations for the years ending June 30, 2008 through June 30, 2010 for federal tax purposes and for the years ended June 30, 2007 through June 30, 2010 for state tax purposes.

As a result of our net operating losses during the tax years ended June 30, 2010, 2009, and 2008, and the refunds we claimed as a result of our carry backs of those losses to our tax years ended June 30, 2006 and 2007, we are under a limited scope IRS audit.  The IRS limited scope audit is pending joint committee review.  We do not expect that the limited scope audit will have a significant effect on our financial condition and results of operations.

The components of our income tax provision (benefit) are as follows:

	June 30, 2011	June 30, 2010	June 30, 2009
Current:
Federal	$(64,068)	$(608,339)	$(1,993,988)
State	132,596	207,952	157,736
Total current income tax provision (benefit)	68,528	(400,387)	(1,836,252)
Deferred:
Federal	360,174	(553,326)	528,787
State	20,212	(218,111)	290,601
Total deferred income tax provision (benefit)	380,386	(771,437)	819,388
Total income tax provision (benefit)	$448,914	$(1,171,824)	$(1,016,864)

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Income Taxes (Continued)

The following is a reconciliation of statutory income tax expense to our income tax provision (benefit):

	June 30, 2011	June 30, 2010	June 30, 2009
Income tax provision (benefit) computed at the statutory federal rate:	$70,503	$(1,210,241)	$(1,230,275)
Reconciling items:
State income taxes, net of federal tax benefit	100,853	(10,413)	148,134
Stock-based compensation (primarily incentive stock options)	140,620	105,402	264,060
Deferred tax asset valuation adjustment	—	—	(152,588)
Reversal of Section 199 deductions as a result of carry-backs	141,920	—	—
Rate adjustment	(7,172)	(42,651)	21,931
Other	2,190	(13,921)	(68,126)
Income tax provision (benefit)	$448,914	$(1,171,824)	$(1,016,864)

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of our deferred taxes are detailed in the table below:

	June 30, 2011	June 30, 2010	June 30, 2009
Deferred tax assets:
Non qualified stock-based compensation	$959,547	$866,035	$657,369
Net operating loss carry-forwards**	5,910,275	5,389,065	5,389,065
AMT credit carry-forward*	682,456	645,938	—
Other	23,626	21,306	22,841
Gross deferred tax assets	7,575,904	6,922,344	6,069,275
Valuation allowance	(5,187,983)	(5,187,983)	(5,187,983)
Total deferred tax assets	2,387,921	1,734,361	881,292
Deferred tax liability:
Oil and natural gas properties	(5,718,187)	(4,684,241)	(4,602,609)
Total deferred tax liability	(5,718,187)	(4,684,241)	(4,602,609)
Net deferred tax liability	$(3,330,266)	$(2,949,880)	$(3,721,317)

* Total AMT credit carry-forward is $812,325.  Our net deferred tax liability does not include $129,869 of AMT credit carry-forward associated with the windfall tax benefit.

** Excluded from our net tax liability is an estimated tax benefit of $394,487 related to net operating losses associated windfall tax benefits.

We recovered approximately $1.0 million, $2.1 million , and $3.6 million in federal income taxes, as a result of the carry-back of tax losses incurred during June 30, 2010, 2009, and 2008, respectively.  The loss carry-backs were primarily the result of significant intangible drilling costs incurred during those years, which we deducted for federal income tax purposes.

At June 30, 2011, we have a federal tax loss carry-forward of approximately $18.5 million.  Included in the deferral tax loss carry-forward is approximately $15.9 million that we acquired through the reverse merger in May 2004, of which, approximately $0.6 million is available to us to use in equal amounts through 2023.  We have applied a valuation allowance against the portion of the federal tax loss carry-forward that has been disallowed through IRC Section 382.

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

On March 31, 2011, 58,350 shares of common stock were issued through a net cashless exercise of placement warrants.  The placement warrants, which were issued to Laird Cagan, a related party, in 2004 in connection with a financing transaction, gave Mr. Cagan the right to purchase 66,943 shares, with a weighted average exercise price of $1.00 per share.

See also Note 6 for equity transactions with related parties.

Note 11 — Net Loss Per Share

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended
	June 30,
	2011	2010	2009
Numerator
Net loss	$(241,553)	$(2,387,707)	$(2,601,593)

Denominator
Weighted average number of common shares — basic and diluted	27,437,496	27,004,066	26,461,057

Net Loss per common share — basic and diluted	$(0.01)	$(0.09)	$(0.10)

Outstanding potentially dilutive securities as of June 30, 2011 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at June 30, 2011

Common stock warrants issued in connection with equity and financing transactions	$2.50	92,365
Stock Options and Incentive Warrants	$1.85	5,392,820
Total	$1.86	5,485,185

Outstanding potentially dilutive securities as of June 30, 2010 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at June 30, 2010

Common stock warrants issued in connection with equity and financing transactions	$1.87	159,308
Stock Options and Incentive Warrants	$1.83	5,482,820
Total	$1.83	5,642,128

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Net Loss Per Share (Continued)

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

We, and our wholly owned subsidiary NGS Sub Corp., are defendants in a lawsuit filed by John C. McCarthy et. al., in the Fifth District Court, Richland Parish Louisiana, in July 2011 (the “McCarthy lawsuit”).  The plaintiffs in the McCarthy lawsuit allege, among other claims, that the defendants fraudulently and wrongfully purchased the plaintiffs’ income royalty rights in the Delhi Field Unit in the Holt-Bryant Reservoir in May 2006.  The plaintiffs are making a claim for, among other things, a rescission of the purchase by us of the income royalty rights, consequential damages and other relief.  The claim is still in the early stages of discovery.  We believe we complied with our obligations with the former royalty owners in connection with the purchase, and we intend to vigorously defend our position. We do not believe that the ultimate resolution of this litigation will have a material adverse effect on our financial position or results of operation.

We are defendants in a lawsuit filed by Frederick M. Garcia and Lydia Garcia in the 229th District Court,  Duval County Texas, in December 2010 (the “Garcia lawsuit”).  The plaintiffs in the Garcia lawsuit allege, among other claims, that defendant failed to maintain its oil and gas mineral lease beyond its primary term, allegedly due to no production (or insufficient production) of any minerals occurring on or prior to the expiration of the primary term.  The plaintiffs are making a claim, among other things, for a declaratory judgment declaring expiration of the lease agreement, defendant’s vacating the premises, and plaintiffs’ right to enter into a new lease with any other person of their choosing, in addition to legal damages for plaintiffs’ financial harm.  The claim is still in the early stages of discovery.  We believe we complied with our obligations to maintain the mineral lease beyond its primary term, via the establishment and maintenance of sufficient production under the terms of the lease agreement and Texas State law, and we intend to vigorously defend our position.  We do not believe that the ultimate resolution of this litigation will have a material adverse effect on our financial position or results of operation.

In the aggregate, based on our petroleum reserves at June 30, 2011, our range of loss is estimated to be zero to not more than 145,000 barrels of proved oil reserves (or 1.1% of our 13.85 million BOE proved reserves), not more than $100,000 in consequential damages, net of purchase price adjustments, and an un-determinable amount of damages for legal harm, interest, legal fees and expenses.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of June 30, 2011 under this operating lease are as follows:

For the year ended June 30,
2012	157,268
2013	159,011
2014	159,011
2015	159,011
2016	159,011
Thereafter	13,251
Total	$806,563

Rent expense for the year ended June 30, 2011, 2010 and 2009 was $146,263, $138,823 and $149,397, respectively.

Employment Contracts.  We have entered into employment agreements with the Company’s three senior executives.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.   The total contingent obligation under the employment contracts as of June 30, 2011 is approximately $523,562.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Concentrations of Credit Risk

Major Customers.  We market all of our oil and natural gas production from the properties we operate.  The majority of our operated gas, oil and condensate production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market-based prices. The following table identifies customers from whom we derived 10 percent or more our net oil and natural gas revenues during the years ended June 30, 2011, 2010 and 2009.  Based on the current demand for oil and natural gas and availability of other customers, we do not believe the loss of any of these customers would have a significant affect on our operations or financial condition.

	Percent of Total Revenue
Customer	Year Ended June 30, 2011	Year Ended June 30, 2010	Year Ended June 30, 2009

Enterprise Crude Oil LLC	15%	31%	—
Copano Field Services/Upper Gulf Coast, L.P.	7%	23%	2%
Plains Marketing L.P.	60%	12%	40%
ETC Texas Pipeline, LTD.	12%	19%	36%
DCP Midstream, LP	6%	15%	16%

Accounts Receivable.  Substantially all of our accounts receivable result from uncollateralized oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact our overall credit risk in that these entities may be similarly affected by changes in economic and other conditions.

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

Note 14 — Retirement Plan

Effective February 1, 2007, we implemented a 401(k) Savings Plan which covers all full-time employees.  At our discretion, we may match a certain percentage of the employees’ contributions to the plan. The matching percentage is currently 100% of the first 4% of each participant’s compensation, vesting fully upon our contributions.  Our matching contribution to the plan was $77,168, $87,846 and $58,884 for the years ended June 30, 2011, 2010 and 2009, respectively.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Subsequent Events

Series A Cumulative Preferred Stock

On July 1, 2011, we sold 220,000 shares of our 8.5% Series A Cumulative Preferred Stock, par value $0.001 per share and liquidation preference $25.00 per share (the “Series A Preferred Stock”) for net proceeds of $4.5 million. The Series A Preferred Stock cannot be converted into common stock of the Company, but may be redeemed by the Company, at the Company’s option, on or after July 1, 2014 for $25.00 per share. In the event of a change of control of the Company, the Series A Preferred Stock may be redeemable by the Company, at the Company’s option, at $25.75 per share on or before July 1, 2012, $25.50 after July 1, 2012, $25.25 after July 1, 2013, and $25.00 on or after July 2, 2014.  We will pay cumulative dividends on the Series A Preferred Stock at a fixed rate of 8.50% per annum of the $25.00 per share liquidation preference.

Additionally, during the period from July 19, 2011 through September 7, 2011, we issued 31,150 shares of Series A Preferred Stock in open market transactions at an average price of $25.54 per share pursuant to an “At the Market” sales agreement (“ATM”) we have with our sales agent for total net proceeds of approximately $771,783, after commissions.  Sales of shares of our Series A Preferred Stock by our sales agent have been made in privately negotiated transactions or in any method permitted by law deemed to be an “At The Market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, at negotiated prices, at prices prevailing at the time of sale or at prices related to such prevailing market prices, including sales made directly on the NYSE Amex or sales made through a market maker other than on an exchange. Our sales agent as made all sales using commercially reasonable efforts consistent with its normal sales and trading practices on mutually agreed upon terms between our sales agent and us.

We paid dividends on our Series A Preferred Stock of $38,958 and $44,011 to holders of record, on July 28, 2011 and August 30, 2011, respectively.

Note 16 — Supplemental Disclosures about Oil and Natural Gas Producing Properties (unaudited)

Costs incurred for oil and natural gas property acquisition, exploration and development activities

The following table summarizes costs incurred and capitalized in oil and natural gas property acquisition, exploration and development activities.  Property acquisition costs are those costs incurred to lease property, including both undeveloped leasehold and the purchase of reserves in place.  Exploration costs include costs of identifying areas that may warrant examination and examining specific areas that are considered to have prospects containing oil and natural gas reserves, including costs of drilling exploratory wells, geological and geophysical costs and carrying costs on undeveloped properties. Development costs are incurred to obtain access to proved reserves, including the cost of drilling.  Development costs also include amounts incurred due to the recognition of asset retirement obligations, of $15,000, $85,871 and $502,814, during the years ended June 30, 2011, 2010 and 2009, respectively.

	For the Years Ended June 30
	2011	2010	2009
Oil and Natural Gas Activities	$	$	$
Property acquisition costs:
Proved property	465,176	391,785	876,640
Unproved property	523,591	185,154	1,413,941
Exploration costs	215,660	2,354,239	349,403
Development costs	2,200,905	890,116	6,486,158
Total costs incurred for oil and natural gas activities	$3,405,332	$3,821,294	$9,126,142

Estimated Net Quantities of Proved Oil and Natural Gas Reserves

The following estimates of the net proved oil and natural gas reserves of our oil and gas properties located entirely within the United States of America are based on evaluations prepared by third-party reservoir engineers.  Reserve volumes and values were determined under the method prescribed by the SEC for our fiscal year ended June 30, 2011 and 2010, which requires the application of the previous 12-month unweighted arithmetic average first-day-of-the-month price, and current costs held constant throughout the projected reserve life, when estimating whether reserve quantities are economical to produce.  The 2009 data is presented in accordance with oil and gas disclosure requirements effective during that period.

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

Estimated quantities of proved oil and natural gas reserves and changes in quantities of proved developed and undeveloped reserves for each of the periods indicated were as follows:

	Crude Oil (Bbls)	Natural Gas Liquids (Bbls)	Natural Gas (Mcf)	BOE

July 1, 2008	952,041	1,310,460	10,534,391	4,018,233
Revisions of previous estimates	(92,729)	(272,689)	(4,498,026)	(1,115,089)
Purchases of minerals in place	122,662	60,648	645,724	290,931
Production (sales volumes)	(36,026)	(44,125)	(323,301)	(134,035)
June 30, 2009	945,948	1,054,294	6,358,788	3,060,040
Revisions of previous estimates	(113,487)	(19,147)	430,145	(60,943)
Improved recovery, extensions and discoveries	9,451,758	29,300	381,695	9,544,674
Production (sales volumes)	(29,749)	(27,820)	(407,674)	(125,515)
June 30, 2010	10,254,470	1,036,627	6,762,954	12,418,256
Revisions of previous estimates	1,475,918	(84,154)	3,273,846	1,937,405
Improved recovery, extensions and discoveries	—	—	779,556	129,926
Sales of minerals in place	(104,577)	(221,469)	(1,173,850)	(521,688)
Production (sales volumes)	(57,965)	(18,704)	(238,607)	(116,437)
June 30, 2011	11,567,846	712,300	9,403,899	13,847,462

Proved developed reserves:
June 30, 2008	96,167	109,716	561,001	299,383
June 30, 2009	104,731	141,372	1,106,028	430,441
June 30, 2010	706,053	157,302	1,536,858	1,119,498
June 30, 2011	4,986,337	100,900	1,543,401	5,344,471

During our fiscal year ended June 30, 2011, total proved reserves increased 1.4 million BOE from 12,418,256 BOE at June 30, 2010 to 13,847,462 BOE at June 30, 2011.  The increase is primarily attributable to upward revisions in both the Delhi Field and our Giddings Field, partially offset by sales in place of reserves in the Giddings Field.  The upward revision of 1,475,918 BO in proved oil reserves is due primarily to a more than two year acceleration in the projected reversion date of our 24% working interest, based on operating performance to date.  The upward revision of 3,273,846 Mcf is primarily due to re-categorizing probable reserves into the proved category for our properties in the Giddings Field, as a result of drilling results during the year.  Sales in place of 521,688 BOE in the Giddings Field are primarily due to the industry drilling joint venture we entered into early in the year.

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

The standardized measure of discounted future net cash flows related to proved oil and natural gas reserves as of June 30, 2011, 2010 and 2009 are as follows:

	For the Years Ended June 30
	2011	2010	2009
Future cash inflows	$1,161,278,060	$827,902,260	$127,639,699
Future production costs and severance taxes	(379,493,392)	(222,826,052)	(36,128,247)
Future development costs	(40,571,895)	(34,024,112)	(33,317,000)
Future income tax expenses	(278,455,798)	(213,063,769)	(15,697,532)
Future net cash flows	462,756,975	357,988,327	42,496,920
10% annual discount for estimated timing of cash flows	(234,309,020)	(196,361,678)	(18,947,129)
Standardized measure of discounted future net cash flows	$228,447,954	$161,626,649	$23,549,791

Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the previous 12-month unweighted arithmetic average first-day-of-the-month commodity prices for the year ended June 30, 2011 and 2010 and period-end commodity prices for the year ended June 30, 2009. The commodity prices are adjusted by lease for quality, transportation fees, energy content and regional price differentials.

	Year Ended June 30,
	2011		2010		2009
	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)
Commodity prices used in determining future cash flows	$90.09	$4.21	$75.76	$4.10	$69.89	$3.89

The NGL price that was utilized was based on the historical price received versus the NYMEX basis oil price.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Supplemental Disclosures about Oil and Natural Gas Producing Properties (unaudited) (Continued)

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved crude oil, natural gas liquids, and natural gas reserves is as follows:

	For the Years Ended June 30
	2011	2010	2009
Balance, beginning of year	$161,626,649	$23,549,791	$97,072,641
Net changes in sales prices and production costs related to future production	57,178,860	3,935,863	(144,680,473)
Changes in estimated future development costs	(16,028,728)	(3,502,403)	24,399,826
Sales of oil and gas produced during the period, net of production costs	(6,151,549)	(3,356,822)	(4,654,400)
Net change due to purchases of minerals in place	—	—	2,683,261
Net change due to extensions, discoveries, and improved recovery	623,446	236,828,138	—
Net change due to revisions in quantity estimates	56,766,220	(934,602)	(20,564,731)
Net change due to sales of minerals in place	(8,233,734)	—	—
Development costs incurred during the period	2,416,565	—	5,960,423
Accretion of discount	26,597,834	3,582,622	13,315,725
Net change in discounted income taxes	(42,490,270)	(91,991,767)	50,903,834
Other	(3,857,339)	(6,484,171)	(886,315)
Balance, end of year	$228,447,954	$161,626,649	$23,549,791

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act), as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, an evaluation was conducted on the effectiveness of the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers And Corporate Governance

Incorporated by reference to the Company’s Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Company’s 2011 fiscal year.

Item 11. Executive Compensation

Incorporated by reference to the Company’s Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Company’s 2011 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Company’s 2011 fiscal year.

Item 13. Certain Relationships and Related Transactions, Director Independence

Incorporated by reference to the Company’s Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Company’s 2011 fiscal year.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to the Company’s Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Company’s 2011 fiscal year.

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

Date: September 13, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

September 13, 2011	/s/	ROBERT S. HERLIN	Chairman of the Board, President and Chief
		Robert S. Herlin	Executive Officer (Principal Executive Officer)

September 13, 2011	/s/	STERLING H. MCDONALD	Vice President and Chief Financial Officer
		Sterling H. McDonald	(Principal Financial Officer)

September 13, 2011	/s/	GREG S. GOODALE	Chief Accounting Officer
		Greg S. Goodale	(Principal Accounting Officer)

September 13, 2011	/s/	EDWARD J. DIPAOLO	Director
Edward J. DiPaolo

September 13, 2011	/s/	GENE STOEVER	Director
Gene Stoever

September 13, 2011	/s/	WILLIAM DOZIER	Director
William Dozier

September 13, 2011	/s/	KELLY W. LOYD	Director
Kelly W. Loyd

September 13, 2011	/s/	LAIRD Q. CAGAN	Director
Laird Q. Cagan

INDEX OF EXHIBITS

MASTER EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Asset Purchase Agreement for Tullos Field, dated September 3, 2004 (Previously filed as an exhibit to Form 8-K on September 9, 2004)

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

4.19	Form of Registration Rights Agreement (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on October 26, 2004)

4.20	2004 Stock Plan (Previously filed as an exhibit to the Company’s Definitive Information Statement on Schedule 14C on August 9, 2004)

4.21	2003 Stock Option Plan, adopted September 25, 2003 (Previously filed as an exhibit to the Company’s Form 8-K on January 24, 2007)

4.22	Amended and Restated 2004 Stock Plan, adopted December 4, 2007 (previously filed as an exhibit to the Company’s Definitive Information Statement on Schedule 14A on October 29, 2007)

4.23	Stock Option Agreement, dated June 23, 2005 between Natural Gas Systems, Inc. and Daryl V. Mazzanti (Previously filed as an exhibit to the Company’s Report on Form 8-K on June 29, 2005)

4.24	Stock Option Agreement, dated June 23, 2005 between Natural Gas Systems, Inc. and Daryl V. Mazzanti (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on June 29, 2005)

4.25	Stock Option Grant Agreement dated June 23, 2005 between Natural Gas Systems, Inc. and Daryl V. Mazzanti (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on June 29, 2005)

4.26

Securities Purchase Agreement dated as of January 13, 2006, by and between Natural Gas Systems, Inc. and Rubicon Master Fund (Previously filed as an exhibit to the Company’s Current Report on Form 8-K on January 20, 2006)

4.27	Third Revocable Warrant Agreement, by and between Natural Gas Systems, Inc., dated January 31, 2006 (Previously filed as an exhibit to Form SB — 2/A on March 3, 2006)

4.28	Third Revocable Warrant Agreement, by and between Prospect Energy Corporation and Natural Gas Systems, Inc., dated January 31, 2006 (Previously filed as an exhibit to Form SB — 2/A on March 3, 2006)

4.29	Subordinated Promissory Note, dated March 3, 2006, between Natural Gas Systems, Inc. and Laird Q. Cagan (Previously filed as an exhibit to Form 8-K on March 8, 2006)

4.30	Form of Restricted Stock Agreement (Previously filed as an exhibit to Form 8-K on May 15, 2009)

4.31	Form of Senior Indenture (Previously filed as an exhibit to Form S-3 on May 15, 2009)

4.32	Form of Senior Indenture (Previously filed as an exhibit to Form S-3 on July 14, 2010)

4.33	Form of Subordinated Indenture (Previously filed as an exhibit to Form S-3 on July 14, 2010)

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

14.1	Code of Business Conduct and Ethics for Natural Gas Systems, Inc. (Previously filed as an exhibit to Form 8-K on May 4, 2006)

21.1	List of Subsidiaries of Evolution Petroleum Corporation (Filed herein)

23.1	Consent of Hein & Associates, LLP, independent auditors (Filed herein)

23.2	Consent of W. D. Von Gonten & Co. (Filed herein)

23.3	Consent of DeGolyer and MacNaughton (filed herein)

23,4	Consent of Lee Keeling & Associates, (filed herein)

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

32.1	Certification of Chief Executive Officer Robert S. Herlin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein)

32.2	Certification of Chief Financial Officer Sterling H. McDonald Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein)

99.1	Audit Committee Charter of the Board of Directors of Natural Gas Systems, Inc. (Previously filed as an exhibit to Form 8-K on May 4, 2006)

99.2	Compensation Committee Charter of the Board of Directors of Natural Gas Systems, Inc. (Previously filed as an exhibit to Form 8-K on May 4, 2006)

99.3	Nominating Committee Charter of the Board of Directors of Natural Gas Systems, Inc. (Previously filed as an exhibit to Form 8-K on May 4, 2006)

99.4	The summary of W.D. Von Gonten & Co. Report as of June 30, 2011, on oil and gas reserves (SEC Case) dated August 15, 2011 and certificate of qualification (Filed herein)

99.5	The summary of DeGolyer and MacNaughton’s Report as of June 30, 2011, on oil and gas reserves (SEC Case) dated August 24, 2011 and certificate of qualification (Filed herein)

99.6	The summary of Lee Keeling & Associates Report as of June 30, 2011, on oil and gas reserves (SEC Case) dated July 29, 2011 and certificate of qualification(Filed herein)