Form 10-Q
period 2011-09-30
EVOLUTION PETROLEUM CORP
filed 2011-11-09
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes: ☐ No: ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 1, 2011, was 27,782,718.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	June 30,
	2011	2011
Assets
Current assets
Cash and cash equivalents	$11,614,866	$4,247,438
Certificates of deposit	250,000	250,000
Restricted cash from joint interest partner	127,466	118,194
Receivables
Oil and natural gas sales	1,452,980	1,559,404
Joint interest partner	358,245	86,105
Income taxes	—	28,680
Other	169	167
Prepaid expenses and other current assets	367,683	284,324
Total current assets	14,171,409	6,574,312

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties — full-cost method of accounting, of which $2,167,513 and $2,940,199 at September 30, 2011 and June 30, 2011, respectively, were excluded from amortization.	33,574,855	33,447,564
Other property and equipment	61,434	69,262
Total property and equipment	33,636,289	33,516,826

Other assets	91,058	77,287

Total assets	$47,898,756	$40,168,425

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$668,804	$514,177
Joint interest advances	91,324	105,567
Accrued compensation	180,000	682,850
Royalties payable	354,904	742,651
Income taxes payable	442,840	298,594
Other current liabilities	277,540	84,565
Total current liabilities	2,015,412	2,428,404

Long term liabilities
Deferred income taxes	3,990,033	3,330,266
Asset retirement obligations	858,850	859,586
Deferred rent	82,870	85,412

Total liabilities	6,947,165	6,703,668

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized:8.5% Series A Cumulative Preferred Stock, 1,000,000 shares authorized, 282,255 shares issued and outstanding at September 30, 2011, with a liquidation preference of $25.00 per share.	282	—
Common stock; par value $0.001; 100,000,000 shares authorized:Issued 28,570,918 shares; outstanding 27,782,718 shares and 27,612,916 shares as of September 30, 2011 and June 30, 2011, respectively.	28,570	28,400
Additional paid-in capital	27,231,908	20,761,209
Retained earnings	14,572,853	13,557,170
	41,833,613	34,346,779
Treasury stock, at cost, 788,200 shares as of September 30, 2011 and June 30, 2011.	(882,022)	(882,022)

Total stockholders’ equity	40,951,591	33,464,757

Total liabilities and stockholders’ equity	$47,898,756	$40,168,425

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2011	2010
Revenues
Crude oil	$3,448,595	$648,218
Natural gas liquids	188,455	209,918
Natural gas	247,806	310,960
Total revenues	3,884,856	1,169,096

Operating Costs
Lease operating expenses	202,917	354,581
Production taxes	14,035	14,703
Depreciation, depletion and amortization	236,891	124,018
Accretion of asset retirement obligations	16,972	16,315
General and administrative expenses *	1,405,175	1,307,567
Total operating costs	1,875,990	1,817,184

Income (loss) from operations	2,008,866	(648,088)

Other income
Interest income	7,246	7,767

Net income (loss) before income tax benefit	2,016,112	(640,321)

Income tax (provision) benefit	(872,594)	154,987

Net Income (loss) attributable to the Company	$1,143,518	$(485,334)

Dividends on Preferred Stock	127,835	—

Earnings (loss) attributable to common shareholders	$1,015,683	$(485,334)

Basic	$0.04	$(0.02)

Diluted	$0.03	$(0.02)

Weighted average number of common shares

Basic	27,669,355	27,160,723

Diluted	31,279,350	27,160,723

*General and administrative expenses for the three months ended September 30, 2011 and 2010 included non-cash stock-based compensation expense of $416,695 and $354,486, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net Income (loss) attributable to the Company	$1,143,518	$(485,334)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	236,891	124,018
Stock-based compensation	416,695	354,486
Accretion of asset retirement obligations	16,972	16,315
Payments on asset retirement obligations	(30,969)	—
Deferred income taxes	659,767	(161,987)
Accrued compensation	(180,000)	157,500
Deferred rent	(2,542)	944
Other	—	32,080
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	106,424	110,346
Receivables from income taxes and other	28,678	84,807
Due from joint interest partner	(25,964)	—
Prepaid expenses and other current assets	(83,359)	28,235
Accounts payable and accrued expenses	(108,329)	(78,652)
Royalties payable	(387,747)	(17,992)
Income taxes payable	144,246	—
Net cash provided by operating activities	1,934,281	164,766

Cash flows from investing activities
Development of oil and natural gas properties	(311,739)	(431,492)
Acquisitions of oil and natural gas properties	(167,964)	(485,600)
Maturities of certificates of deposit	—	1,100,000
Other assets	(13,771)	(6,532)
Net cash provided (used) in investing activities	(493,474)	176,376

Cash flows from financing activities
Proceeds from the exercise of stock options	—	16,019
Proceeds from issuances of preferred stock, net	6,054,456	—
Preferred stock dividends paid	(127,835)	—
Net cash provided by financing activities	5,926,621	16,019

Net increase in cash and cash equivalents	7,367,428	357,161

Cash and cash equivalents, beginning of period	4,247,438	3,138,259

Cash and cash equivalents, end of period	$11,614,866	$3,495,420

Our supplemental disclosures of cash flow information for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended
	September 30,
	2011	2010
Income taxes paid	$—	$7,000

Non-cash transactions
Assignment of oil and gas leases recognized in other receivables	$—	$231,326
Decrease in accounts payable used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties:	$(136,610)	$(752)
Increase in accounts payable related to joint venture activities:	$225,438	$—
Oil and natural gas properties incurred through recognition of asset retirement obligations:	$(30,969)	$—

See accompanying notes to consolidated condensed financial statements.

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

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included.  The interim financial information and notes hereto should be read in conjunction with the Company’s 2011 Annual Report on Form 10-K for the fiscal year ended June 30, 2011, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Note 2 — Property and Equipment

As of September 30, 2011 and June 30, 2011 our oil and natural gas properties and other property and equipment consisted of the following:

	September 30, 2011	June 30, 2011
Oil and natural gas properties
Property costs subject to amortization	$36,989,551	$35,860,517
Less: Accumulated depreciation, depletion, and amortization	(5,582,209)	(5,353,152)
Unproved properties not subject to amortization	2,167,513	2,940,199
Oil and natural gas properties, net	$33,574,855	$33,447,564

Other property and equipment
Furniture, fixtures and office equipment, at cost	261,340	261,340
Less: Accumulated depreciation	(199,906)	(192,078)
Other property and equipment, net	$61,434	$69,262

Note 2 — Property and Equipment (Continued)

Unproved properties not subject to amortization includes: unevaluated acreage of $2.2 and $2.9 million as of September 30, 2011 and June 30, 2011, respectively, of which (i) $0.7 million as of September 30, 2011 and June 30, 2011, related to our interests in the Delhi Field in Louisiana; and (ii) $1.5 million and $2.2 million as of September 30, 2011 and June 30, 2011, respectively, related to Woodford Shale trend in Oklahoma.  Production testing of our wells in Oklahoma is ongoing.  Development of our unproved properties is expected to be completed within one to five years.  Our evaluation of impairment of unproved properties occurs, at a minimum, on a quarterly basis.

Note 3 — Joint Interest Drilling Arrangement

In July 2010, we entered into a drilling arrangement with an industry partner to drill up to five horizontal development wells in the Giddings Field in central Texas.  Our industry partner has funded $7.7 million through September 30, 2011, their portion of the approval for expenditure (“AFE’) for three wells, including a pipeline.  As of September 30, 2011, $91,324 of their funding has yet to be expended with respect to those wells.  We have billed our industry partner $358,245 for operating expense recovery and costs incurred for their share of costs.  Amounts pertaining to our industry partner’s share of the joint interest drilling arrangement included in our balance sheet as of September 30, 2011, are as follows:

Restricted cash from joint interest partner	$127,466
Amounts due from joint interest partner	358,245
Accounts payable	225,438
Joint interest advances	91,324

Note 4 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the three months ended September 30, 2011:

Asset retirement obligations — beginning of period	$859,586
Accretion expense	16,972
Payments on asset retirement obligations	(30,969)
Revision of estimate	13,261
Asset retirement obligations — end of period	$858,850

Note 5 — Stockholders’ Equity

Common Stock

On September 9, 2011, a contractor of the Company net exercised 20,000 stock options for a net issuance of 7,941 shares of common stock.  The options were granted in March 2008 at an exercise price of $4.10 per share. See Note 6.

On August 31, 2011, the Board of Directors authorized and the Company issued 161,861 shares of restricted common stock from the 2004 Stock Plan to all employees as a long-term incentive award.  Total unrecognized stock-based compensation expense of $1,029,436 related to the long-term incentive award will be recognized ratably over a four year period as the restricted common stock vests.  See Note 6.

Series A Cumulative Perpetual Preferred Stock

During the three months ended September 30, 2011, we sold 282,255 shares of our 8.5% Series A Cumulative (perpetual) Preferred Stock with a liquidation preference of $25.00 per share, 220,000 of which were sold in an underwritten public offering and 62,255 shares of which were sold under an at-the-market sales agreement (ATM), providing aggregate net proceeds of $6,054,456 after market discounts, underwriting fees, legal and other expenses of the offerings.  The Series A Cumulative Preferred Stock cannot be converted into our common stock and there are no sinking fund or redemption rights available to holders thereof.  Optional redemption can only be made by us on or after July 1, 2014 for the stated liquidation value of $25.00 per share plus accrued dividends, or by an acquirer under a change of control prior to such date at redemption prices ranging from $25.25 to $25.75 per share.  With respect to dividend rights and rights upon our liquidation, winding-up

Note 5 — Stockholders’ Equity (continued)

or dissolution, the Series A Preferred Stock ranks senior to our common shareholders, but subordinate to any of our existing and future debt.  Dividends on the Series A Cumulative Preferred Stock accrue and accumulate at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly at $0.177083 per share, as, if and when declared by our Board of Directors.

During the three months ended September 30, 2011, we paid dividends of $127,835 to holders of our Series A Preferred Stock.

Note 6 — Stock-Based Incentive Plan

We may grant option awards to purchase common stock (the “Stock Options”), restricted common stock awards (“Restricted Stock”), and unrestricted fully vested common stock, to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  Option awards for the purchase of 600,000 shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 5,500,000 shares of common stock.  No shares are available for grant under the 2003 Stock Plan and 46,356 shares remain available for grant under the 2004 Stock Plan as of October 31, 2011.

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

Stock Options and Incentive Warrants

Non-cash stock-based compensation expense related to Stock Options and Incentive Warrants for the three months ended September 30, 2011 and 2010 was $172,729 and $196,843, respectively.

There were no Stock Options granted during the three months ended September 30, 2011 and 2010.

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

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of September 30, 2011, and the changes during the fiscal year:

Note 6 — Stock-Based Incentive Plan (Continued)

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2011	5,392,820	$1.84

Granted	—	—
Exercised	(20,000)	$4.10
Cancelled or forfeited	—	—
Expired	—	—

Stock Options and Incentive Warrants outstanding at September 30, 2011	5,372,820	$1.83	$28,079,813	4.2

Vested or expected to vest at September 30, 2011	5,372,820	$1.83	$28,079,813	4.2

Exercisable at September 30, 2011	5,285,026	$1.80	$27,808,471	4.2

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($7.06 as of September 30, 2011) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

There were 20,000 Stock Options exercised during the three months ended September 30, 2011 with an aggregate intrinsic value of $54,000.  There were 6,875 Stock Options that were exercised during the three months ended September 30, 2010, with an aggregate intrinsic value of $17,531.

A summary of the status of our unvested Stock Options and Incentive Warrants as of September 30, 2011 and the changes during the three months ended September 30, 2011, is presented below:

	Number of Stock Options and Incentive Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2011	173,877	$2.20

Granted	—	—

Vested	(86,083)	$1.89

Forfeited	—	—

Unvested at September 30, 2011	87,794	$2.50

During the three months ended September 30, 2011 and 2010, there were 86,083 and 95,457 Stock Options and Incentive Warrants that vested with a total grant date fair value of $162,697 and $187,096, respectively.

The total unrecognized compensation cost at September 30, 2011, relating to non-vested Stock Options and Incentive Warrants was $170,262.  Such unrecognized expense is expected to be recognized over a weighted average period of 0.95 years.

Restricted Stock

Stock-based compensation expense related to Restricted Stock grants for the three months ended September 30, 2011 and 2010 was $243,966 and $157,643, respectively.

Note 6 — Stock-Based Incentive Plan (Continued)

The following table sets forth the Restricted Stock transactions for the three months ended September 30, 2011:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2011	495,689	$4.30

Granted	161,861	$6.36

Vested	(45,202)	$3.97

Forfeited	—	—

Unvested at September 30, 2011	612,348	$4.87

At September 30, 2011, unrecognized stock compensation expense related to Restricted Stock grants totaled $2,773,040.  Such unrecognized expense will be recognized over a weighted average period of 3 years.

Note 7 — Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the three months ended September 30, 2011.  We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending June 30, 2007 through June 30, 2011.

Our effective tax rate for any period may differ from the statutory federal rate due to our state income tax liability in Louisiana and to stock-based compensation related to qualified incentive stock option awards (“ISO awards”), a permanent tax difference for financial reporting, as these types of awards, if certain conditions are met, are not deductible for federal tax purposes.

Note 8 — Net Income (loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended September 30,
	2011	2010
Numerator
Net income (loss) attributable to common shareholders	$1,015,683	$(485,334)

Denominator*
Weighted average number of common shares — Basic	27,669,355	27,160,723

Effect of dilutive securities:
Common stock warrants issued in connection with equity and financing transactions	59,057	—
Stock Options and Incentive Warrants	3,550,938	—
Total weighted average dilutive securities	3,609,995	—

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	31,279,350	27,160,723

Net income (loss) per common share — Basic	$0.04	$(0.02)
Net income (loss) per common share — Diluted	$0.03	$(0.02)

* Potential dilutive common shares are excluded from the computation of net loss per common shares because their effect will always be anti-dilutive.

Outstanding potentially dilutive securities as of September 30, 2011 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2011

Common stock warrants issued in connection with equity and financing transactions	$2.50	92,365
Stock Options and Incentive Warrants	$1.83	5,372,820
Total	$1.84	5,465,185

Outstanding potentially dilutive securities as of September 30, 2010 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2010

Common stock warrants issued in connection with equity and financing transactions	$1.87	159,308
Stock Options and Incentive Warrants	$1.83	5,472,820
Total	$1.83	5,632,128

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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of September 30, 2011 under this operating lease are as follows:

For the twelve months ended September 30,
2012	$159,011
2013	159,011
2014	159,011
2015	159,011
Thereafter	132,509
Total	$768,553

Rent expense for the three months ended September 30, 2011 and 2010 was $36,808 and $36,323, respectively.

Employment Contracts.  We have entered into employment agreements with the Company’s three senior executives.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.   The total contingent obligation under the employment contracts as of September 30, 2011 is approximately $588,000.

Note 10 — Subsequent Events

We sold an additional 35,064 shares of our Series A Cumulative Perpetual Preferred Stock at a minimum limit price of $25.75 per share for net proceeds of approximately $876 thousand, pursuant to our ATM sales agreement subsequent to September 30, 2011, through the date of this report. There are a total of 317,319 shares of Series A Preferred Stock outstanding as of the date of this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q and the information referenced herein contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described in our 2011 Annual Report on Form 10-K for the year ended June 30, 2011 as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

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

We are focused on increasing underlying net asset values on a per share basis.  In doing so, we depend on a conservative capital structure, allowing us to maintain control of our assets for the benefit of our shareholders, including approximately 20% beneficially owned by all of our directors, officers and employees.

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

The assets we exploit currently fit into three types of project opportunities:

•                  Enhanced Oil Recovery (EOR),

•                  Bypassed Primary Resources, and

•                  Unconventional Reservoir Development.

Highlights for our First Quarter Fiscal 2012 and Project Update

Operations

•                  Net income in Q1 of fiscal 2012 (the three months ended September 30, 2011) increased 114% sequentially to $1.1 million, compared to $535,000 in the prior fiscal quarter, and increased $1.6 million over the prior year’s $485,000 quarterly loss.  Improvements were largely driven by continued increases in oil production for both comparable periods, as discussed further below.

•                  Revenues in Q1 of fiscal 2012 increased 23% sequentially over the prior quarter and 232% over Q1 of fiscal 2011.  Increased revenues were due to increases in BOE sales volumes, especially crude oil, while blended product prices also rose for both comparable periods.

•                  Crude oil and NGL volumes accounted for 78% of BOE sales volumes during Q1 of fiscal 2012, compared to 69% in the prior quarter and 54% in Q1 of fiscal 2011.  Crude oil and NGL volumes increased 34% sequentially over the prior three month period and 166% over the comparable prior year period.  Natural gas volumes declined 19% sequentially from the prior three month period and 15% from the comparable prior year period due to natural production declines at Giddings.

•                  The blended product prices we received in Q1 of fiscal 2012 increased 5% sequentially to $83, and increased 82% over Q1 of fiscal 2011.  Oil prices in the current quarter decreased 8% sequentially to $104 per barrel, reflecting the large proportion of our oil volumes sold based on the favorable Louisiana Light Sweet index. The current quarter oil price increased 40% over the comparable prior year period. Likewise, NGLs declined 2% sequentially to $53.51 per barrel and increased 29% over the comparable prior year period, while natural gas prices increased 1% sequentially to $4.08 and declined 7% from the comparable prior year period.

•                  Field margins continued improvement to $73.12 per BOE in Q1 of fiscal 2012, compared to $64.67 per BOE in the prior quarter and $26.08 per BOE in Q1 of fiscal 2011.  The pre-tax margin improvement was driven primarily by increased crude oil content, higher oil and NGL prices and lower lease operating expense, all on a BOE basis over both comparable periods.

Projects

Delhi EOR Project

•                  Delhi tertiary oil volumes increased 48% sequentially over the prior fiscal quarter to a gross field rate of 4,396 BO per day. Volumes increased 557% from the comparable prior year period.  Net sales to our royalty interest averaged 326 BO per day during the current fiscal quarter, free of all expense (including state severance tax until project payout).

•                  Delhi Phase III installation and first injection began during early calendar 2011 and achieved first tertiary oil production during Q1 of fiscal 2012. We continue to expect the remaining Phases to be installed in successive  years.

•                  Delhi crude oil receives Louisiana Light Sweet pricing (LLS) that continues to trade on par with North Sea Brent crude, averaging 21% over the prices we received for our Texas production in Q1 of fiscal 2012.  The $105.78 per barrel average price we received at Delhi in Q1 was $18.42 higher than the $87.36 average price we received from our Texas oil sales.  We believe that this trend may continue over the near term, subject to market factors.

GARP™ (Gas Assisted Rod Pump)

•                    We signed two commercial GARP™ demonstration agreements with industry partners. Each agreement allows us to install our patented technology at our sole expense in a fully equipped and currently producing horizontal well provided by the partnering company. In return, we earn a substantial interest in each well:  a 50% net profits interest in one agreement, and a 76.5% working interest in the second agreement after payout of installation costs. The wells, both located in the Giddings Field in central Texas, were selected based on criteria we established to confirm broad application of the technology in mature horizontal wells with substantial historical production.  Additional installations of the technology with the two partnering companies would be subject to further negotiation.  Evolution will operate the wells and expects to have the GARP™ technology installed prior to calendar year-end on both.

•                  During Q1, the U.S. Patent Office formally granted us a patent covering our GARP™ technology.  We also filed a continuation to further cover improvements in the technology.

Giddings Field (Central Texas)

•                  We entered into an agreement to contribute leases covering one of our lower valued proved undeveloped locations to a joint venture in exchange for a minority working interest in what we believe will be a higher valued, more economic well.

Lopez Field (South Texas)

•                  We installed a larger pump in our initial test well that increased both the water and oil production rates by 50%.  Based on this success, we initiated the drilling of two production and two water injection wells specified in our fiscal 2012 capital plan.

Woodford Shale (Oklahoma)

•                  We continued testing of our mid-depth unconventional gas project in one well in Haskell County, OK.  Due to continued low natural gas prices, further development will follow a more deliberate pace.

Finances

•                  We tripled our working capital to $12.2 million and continue to have no debt, placing us in position to capture opportunistic oil and gas investments as they may arise.  We believe that substantial volatility in commodity prices and the capital markets is possible during the balance of our fiscal year, potentially creating opportunities for us to acquire attractive development projects that meet our strict parameters of location, application of our expertise or technology, oily content and accretive impact on share value. Such acquisitions could also serve as platforms for deploying our cash flows from Delhi that are projected to substantially increase over the next few years.

•                  We added a perpetual, nonconvertible preferred equity security to our financing options.  During the current quarter, we began issuance of our Series A 8.5% Cumulative Preferred Stock with a liquidation value of $25.00 per share. We believe this source of near term financing provides our common shareholders several advantages:

•                  By its perpetual nature, there is no “due date” nor is it callable by holders, when combined with its other terms, allows us to classify the issue as equity.

•                  The preferred stock is not convertible into our common shares, so it does not dilute our common stockholders ownership in our assets.

•                  Minimal covenants and no due date allows us to maintain control of our assets and operations.

•                  We may redeem the preferred shares for any reason after June 2014 at $25.00 per share, plus accrued dividends, or earlier at a slight premium in the event of a change in control.

•                  The issue is listed on the NYSE:Amex, which provides liquidity to its holders.

•                  Additional Series A offerings bear little or no further fixed costs.

Our Board of Directors have currently authorized the issuance of up to 400,000 shares of the one million shares legally designated for our 8.5% Series A Cumulative Preferred Stock. During the quarter ended September 30, 2011, we issued 220,000 of our Series A shares through a publicly underwritten offering, followed by the sale of 62,255 shares in “at-the-market” offerings. All offerings were completed through McNicoll, Lewis & Vlak LLC (“MLV”). Gross proceeds averaged $23.56 per share, netting us $6,054,457 after underwriting discounts, legal, and accounting fees, printing, listing fees and other expenses of the offerings. See “Note 5–Stockholders’ Equity” of the Consolidated Condensed Financial Statements of this Form 10-Q for further details.

•                  We remained debt free.

Liquidity and Capital Resources

At September 30, 2011, our working capital was $12.2 million, compared to working capital of $4.1 million at June 30, 2011.  The $8 million increase in working capital since June 30, 2011 was due primarily to $6.1 million of proceeds from sales of our 8.5% Series “A” perpetual non-convertible preferred stock and $2.3 million provided by operations before changes in working capital, offset by investments of $0.5 million in oil and natural gas properties and the payment of $0.1 million of preferred stock dividends.  Of the capital expenditures incurred during the three months ended September 30, 2011, $0.2 million was for leasehold acquisitions and $0.3 million was for development activities.  Development activities primarily were in lease renewals, a workover on the Dodd well in Grimes County and work in South Texas in preparation of our current drilling operations.

Cash Flows from Operating Activities

Cash flows provided by operating activities for the three months ended September 30, 2011 were $1.9 million, which primarily were a result of improved operating results.

Cash flows provided by operating activities for the three months ended September 30, 2010 were $0.2 million.  Cash flows provided by operations included cash receipts of $1.3 million from oil and natural gas sales from our properties in the Giddings Field and our interests in the Delhi Field, less cash payments for operating expenses of $1.1 million, including lease operating expenses, production taxes, salaries and wages.

Cash Flows from Investing Activities

Cash paid for oil and gas capital expenditures during the three months ended September 30, 2011 and 2010, was $0.5 million and $1.1 million, respectively, which includes net payments on accounts payable of $0.1 million and $0.1 million, respectively, relating to prior period expenditures for oil and natural gas properties.

During the three months ended September 30, 2011, no certificates of deposit were purchased or matured.  During the three months ended September 30, 2010, $1.0 million of certificates of deposit matured.

Cash Flows from Financing Activities

During the three months ended September 30, 2011, we received $6.1 million of net proceeds from the issuance of 282,255 shares of our 8.5% Series A perpetual preferred stock after all offering costs and we paid $0.1 million of dividends thereon.

During the three months ended September 30, 2010, we received $16 thousand due to the exercise of 6,875 stock options with an exercise price of $2.33 per share.

Capital Budget

Our approved fiscal 2012 Base Plan provides for capital expenditures of $4 million to as much as $12 million, which can be funded from our existing working capital of $12.2 million at September 30, 2011.  We expect to fund any increases over the fiscal 2012 Base Plan out of working capital, internally generated funds from operations, joint ventures, project financing, selective divestments of noncore assets or other appropriate financings, including possible additional issuances of our Series A perpetual non-convertible preferred stock.

Results of Operations

Three month period ended September 30, 2011 and 2010

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended
	September 30			%
	2011	2010	Variance	change

Sales Volumes, net to the Company:

Crude oil (Bbl)	33,160	8,717	24,443	280%

NGLs (Bbl)	3,522	5,069	(1,547)	(31)%

Natural gas (Mcf)	60,707	71,010	(10,303)	(15)%
Crude oil, NGLs and natural gas (BOE)	46,800	25,621	21,179	83%

Revenue data:

Crude oil	$3,448,595	$648,218	$2,800,377	432%

NGLs	188,455	209,918	(21,463)	(10)%

Natural gas	247,806	310,960	(63,154)	(20)%
Total revenues	$3,884,856	$1,169,096	$2,715,760	232%

Average price:
Crude oil (per Bbl)	$104.00	$74.36	$29.64	40%
NGLs (per Bbl)	53.51	41.41	12.10	29%
Natural gas (per Mcf)	4.08	4.38	(0.30)	(7)%
Crude oil, NGLs and natural gas (per BOE)	$83.01	$45.63	$37.38	82%

Expenses (per BOE)
Lease operating expenses and production taxes	$4.64	$14.41	$(9.77)	(68)%
Depletion expense on oil and natural gas properties (a)	$4.89	$4.50	$0.39	9%

(a)          Excludes depreciation of office equipment, furniture and fixtures, and other of $7,829 and $8,827, for the three months ended September 30, 2011 and 2010, respectively.

Net Income.  For the three months ended September 30, 2011, we generated net income attributable to the Company of $1,015,683, or $0.03 per diluted share (which includes $416,695 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $3,884,856.  This compares to a net loss of $485,334, or $0.02 per share (which includes $354,486 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $1,169,096 for the three months ended September 30, 2010.  The difference was primarily due to an increase in revenues of $2,715,760 and a decrease in total operating expenses of $152,332, offset by an increase in income taxes of $1,027,581.  Additional details of the components of net income are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the three months ended September 30, 2011 increased 83% to 46,800 BOE’s compared to 25,621 BOE’s for the three months ended September 30, 2010.  This is primarily due to significant production and sales volumes increases in Delhi Field, offset by normal production declines in Giddings Field.  Our crude oil sales volumes for the three months ended September 30, 2011 included 29,947 bbls from our interests in Delhi and 3,213 bbls from our properties in the Giddings and Lopez Field.  Our crude oil sales volumes for the three months ended September 30, 2010 included 4,558 bbls from our interests in Delhi and 4,159 bbls from our properties in the Giddings Field.  Our NGL and natural gas volumes for the three months ended September 30, 2011 and 2010 were from our properties in the Giddings Field, and declined 31% to 3,522 bbls and 15% to 60.7 mmcf, respectively.

Petroleum Revenues.  Crude oil, NGLs and natural gas revenues for the three months ended September 30, 2011 increased 232% compared to the three months ended September 30, 2010.  This was due to higher sales volumes as mentioned above along with an 82% increase in the average price received per BOE, from $46 per BOE for the three months ended September

30, 2010 to $83 per BOE for the three months ended September 30, 2011.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the three months ended September 30, 2011 decreased 41% compared to the three months ended September 30, 2010.  The decrease was due largely to sharply reduced workover costs in the current quarter compared to approximately $130,000 during the three months ended September 30, 2010.  Lease operating expense and production tax per barrel of oil equivalent decreased 68% from $14.41 per BOE during the three months ended September 30, 2010, to $4.64 per BOE during the three months ended September 30, 2011.

General and Administrative Expenses (“G&A”).  G&A expenses increased 8% from $1.3 million during the three months ended September 30, 2010 to $1.4 million during the three months ended September 30, 2011. The increase was due primarily to greater personnel costs and associated benefits as well as increased legal expenses. Stock-based compensation was $416,695 (30% of total G&A) for the three months ended September 30, 2011, compared to $354,486 (27% of total G&A) for the three months ended September 30, 2010.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and retain staff and, as a result, likely will continue to be a significant component of our G&A costs.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A increased by 85% to $229,063 for the three months ended September 30, 2011, compared to $124,018 for the three months ended September 30, 2010. The increase was due to a slightly higher depletion rate ($4.89 vs. $4.50) per BOE and a significant increase in sales volumes as described above. The higher depletion rate was due to the projected acceleration in the working interest reversion date at Delhi that resulted in our now bearing a pro rata share of capital expenditures for the last phase of development, partially offset by increased proved reserves.

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services.  Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our lease operating expenses and our capital expenditures.  During fiscal 2011, we saw material increases in certain oil field services and materials.  Product prices, operating costs and development costs may not always move in tandem.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the quarter ending September 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended September 30, 2011, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended June 30, 2011 except as noted below.  As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial  Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2011 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter ended September 30, 2011 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings that are described in Part I. Item 3. “Legal Proceedings” and Note 12 – Commitments and Contingencies under Part II. Item 8. “Financial Statements” in our 2011 Annual Report. During the quarter ended September 30, 2011, there were no material developments in the status of those proceedings. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended June 30, 2011 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A.           Exhibits

10.1

At-The-Market Issuance Sales Agreement, dated July 15, 2011, by and between Evolution Petroleum Corporation and McNicoll, Lewis & Vlak, LLC (Incorporated by reference from the Registrant’s current report on Form 8-K filed with the SEC on July 15, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION PETROLEUM CORPORATION

(Registrant)

By:	/s/ STERLING H. MCDONALD
Sterling H. McDonald
Vice-President and Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer

Date: November 9, 2011