Form 10-Q
period 2011-12-31
EVOLUTION PETROLEUM CORP
filed 2012-02-09
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of February 6, 2012, was 27,816,963.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

		Page

PART I. FINANCIAL INFORMATION		2

ITEM 1.	UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	2

	Unaudited Consolidated Balance Sheets as of December 31, 2011 and June 30, 2011	2
	Unaudited Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010, and for the six months ended December 31, 2011 and 2010	3
	Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010	4
	Unaudited Notes to Consolidated Condensed Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4.	CONTROLS AND PROCEDURES	19

PART II. OTHER INFORMATION		19

ITEM 1.	LEGAL PROCEEDINGS	19

ITEM 1A.	RISK FACTORS	19

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5.	OTHER INFORMATION	20

ITEM 6.	EXHIBITS	20

SIGNATURES		21

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	December 31,	June 30,
	2011	2011
Assets
Current assets
Cash and cash equivalents	$13,646,120	$4,247,438
Certificates of deposit	250,000	250,000
Restricted cash from joint interest partner	73,181	118,194
Receivables
Oil and natural gas sales	1,961,427	1,559,404
Joint interest partner	101,454	86,105
Income taxes	—	28,680
Other	7,958	167
Prepaid expenses and other current assets	170,212	67,852
Total current assets	16,210,352	6,357,840

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties — full-cost method of accounting, of which $695,544 and $2,940,199 at December 31, 2011 and June 30, 2011, respectively, were excluded from amortization.	34,947,310	33,447,564
Other property and equipment	65,488	69,262
Total property and equipment	35,012,798	33,516,826

Other assets	100,944	77,287

Total assets	$51,324,094	$39,951,953

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$967,809	$514,177
Joint interest advances	73,181	105,567
Accrued compensation	414,465	682,850
Royalties payable	620,426	742,651
Income taxes payable	175,401	82,122
Other current liabilities	50,961	84,565
Total current liabilities	2,302,243	2,211,932

Long term liabilities
Deferred income taxes	4,588,372	3,330,266
Asset retirement obligations	912,405	859,586
Deferred rent	78,583	85,412

Total liabilities	7,881,603	6,487,196

Commitments and contingencies (Note 9)

Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized: 8.5% Series A Cumulative Preferred Stock, 1,000,000 shares designated, 317,319 shares issued and outstanding at December 31, 2011, with a total liquidation preference of $7,932,975 ($25.00 per share)	317	—
Common stock; par value $0.001; 100,000,000 shares authorized and 28,605,163 shares issued; outstanding 27,816,963 shares and 27,612,916 shares at December 31, 2011 and June 30, 2011, respectively.	28,605	28,400
Additional paid-in capital	28,462,788	20,761,209
Retained earnings	15,832,803	13,557,170
	44,324,513	34,346,779
Treasury stock, at cost, 788,200 shares as of December 31, 2011 and June 30, 2011.	(882,022)	(882,022)

Total stockholders’ equity	43,442,491	33,464,757

Total liabilities and stockholders’ equity	$51,324,094	$39,951,953

See accompanying unaudited notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues
Crude oil	$4,231,201	$778,594	$7,679,796	$1,426,812
Natural gas liquids	182,971	231,495	371,426	441,413
Natural gas	232,530	169,343	480,336	480,303
Total revenues	4,646,702	1,179,432	8,531,558	2,348,528

Operating Costs
Lease operating expenses	412,470	311,224	615,387	665,805
Production taxes	18,725	13,073	32,760	27,776
Depreciation, depletion and amortization	280,795	102,429	517,686	226,447
Accretion of asset retirement obligations	19,616	10,766	36,588	27,081
General and administrative expenses *	1,488,258	1,309,387	2,893,433	2,616,954
Total operating costs	2,219,864	1,746,879	4,095,854	3,564,063

Income (loss) from operations	2,426,838	(567,447)	4,435,704	(1,215,535)

Other income
Interest income	6,712	3,705	13,958	11,472

Net income (loss) before income tax benefit	2,433,550	(563,742)	4,449,662	(1,204,063)

Income tax (provision) benefit	(1,008,195)	102,207	(1,880,789)	257,194

Net Income (loss) attributable to the Company	$1,425,355	$(461,535)	$2,568,873	$(946,869)

Dividends on Preferred Stock	165,405	—	293,240	—

Earnings (loss) attributable to common shareholders	$1,259,950	$(461,535)	$2,275,633	$(946,869)

Basic	$0.05	$(0.02)	$0.08	$(0.03)

Diluted	$0.04	$(0.02)	$0.07	$(0.03)

Weighted average number of common shares

Basic	27,792,768	27,457,118	27,731,062	27,308,920

Diluted	31,515,271	27,457,118	31,394,528	27,308,920

*General and administrative expenses for the three months ended December 31, 2011 and 2010 included non-cash stock-based compensation expense of $354,871 and $396,394, respectively.  For the corresponding six month period’s non-cash stock-based compensation expense was $771,566 and $750,880, respectively.

See accompanying unaudited notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Cash flows from operating activities
Net Income (loss) attributable to the Company	$2,568,873	$(946,869)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	517,686	226,447
Stock-based compensation	771,566	750,880
Accretion of asset retirement obligations	36,588	27,081
Payments on asset retirement obligations	(30,969)	(1,847)
Deferred income taxes	1,258,106	(294,725)
Accrued compensation	—	315,000
Deferred rent	(6,829)	1,889
Other	—	32,080
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	(402,023)	37,700
Receivables from income taxes and other	20,889	84,769
Due from joint interest partner	6,854	(177,713)
Prepaid expenses and other current assets	(102,360)	(44,655)
Accounts payable and accrued expenses	(307,079)	(41,995)
Royalties payable	(122,225)	(42,615)
Income taxes payable	93,279	55,566
Net cash provided by (used in) operating activities	4,302,356	(19,007)

Cash flows from investing activities
Proceeds from asset sale	—	231,326
Development of oil and natural gas properties	(1,329,930)	(1,339,366)
Acquisitions of oil and natural gas properties	(174,604)	(689,759)
Capital expenditures for other property and equipment	(12,778)	—
Maturities of certificates of deposit	—	1,100,000
Other assets	(23,657)	(16,723)
Net cash used in investing activities	(1,540,969)	(714,522)

Cash flows from financing activities
Proceeds from the exercise of restricted stock	—	28
Proceeds from the exercise of stock options	—	16,049
Proceeds from issuances of preferred stock, net	6,930,535	—
Preferred stock dividends paid	(293,240)	—
Net cash provided by financing activities	6,637,295	16,077

Net increase (decrease) in cash and cash equivalents	9,398,682	(717,452)

Cash and cash equivalents, beginning of period	4,247,438	3,138,259

Cash and cash equivalents, end of period	$13,646,120	$2,420,807

Our supplemental disclosures of cash flow information for the six months ended December 31, 2011 and 2010 are as follows:

	Six Months Ended
	December 31,
	2011	2010
Income taxes paid	$513,581	$7,000

Non-cash transactions:
Increase in accounts payable used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties	$449,146	$256,287
Increase in accounts payable related to joint venture activities	$9,576	$1,710,033
Oil and natural gas properties incurred through recognition of asset retirement obligations	$(47,200)	$(25,115)

See accompanying unaudited notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Unaudited Notes to Consolidated Condensed Financial Statements

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

Principles of Consolidation and Reporting.  Our consolidated financial statements include the accounts of EPM and its wholly-owned subsidiaries: NGS Sub Corp and its wholly owned subsidiary, Tertiaire Resources Company, NGS Technologies, Inc., and Evolution Operating Co., Inc.  All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the prior period may include certain reclassifications that were made to conform to the current presentation.  Such reclassifications have no impact on previously reported loss or stockholders’ equity.

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

Note 2 — Property and Equipment

As of December 31, 2011 and June 30, 2011 our oil and natural gas properties and other property and equipment consisted of the following:

	December 31, 2011	June 30, 2011
Oil and natural gas properties
Property costs subject to amortization	$40,106,046	$35,860,517
Less: Accumulated depreciation, depletion, and amortization	(5,854,280)	(5,353,152)
Unproved properties not subject to amortization	695,544	2,940,199
Oil and natural gas properties, net	$34,947,310	$33,447,564

Other property and equipment
Furniture, fixtures and office equipment, at cost	274,117	261,340
Less: Accumulated depreciation	(208,629)	(192,078)
Other property and equipment, net	$65,448	$69,262

Unproved properties not subject to amortization includes: unevaluated acreage of $0.7 million and $2.9 million as of December 31, 2011 and June 30, 2011, respectively, of which (i) $0.7 million as of December 31, 2011 and June 30, 2011, related to our interests in the Delhi Field in Louisiana; and (ii) $6,000 and $2.2 million as of December 31, 2011 and June 30, 2011, respectively, related to Woodford Shale trend in Oklahoma.  Development of our unproved properties is expected to be completed within five years.  Our evaluation of impairment of unproved properties occurs, at a minimum, on a quarterly basis.  During the six months ended December 31, 2011, our evaluations determined that approximately $2.2 million of our unevaluated Woodford Shale trend property was impaired and accordingly was moved to the full cost pool.

Note 3 — Joint Interest Drilling Arrangement

In July 2010, we entered into a drilling arrangement with an industry partner to drill up to five horizontal development wells in the Giddings Field in central Texas.  Our industry partner has funded $7.7 million through December 31, 2011, their portion of the approval for expenditure (“AFE’) for three wells, including a sales line.  As of December 31, 2011, $73,181 of their funding has yet to be expended with respect to those wells.  We have billed our industry partner $101,454 for operating expense recovery and costs incurred for their share of costs.  Amounts pertaining to our industry partner’s share of the joint interest drilling arrangement included in our balance sheet as of December 31, 2011, are as follows:

Restricted cash from joint interest partner	$73,181
Amounts due from joint interest partner	101,454
Accounts payable	9,576
Joint interest advances	73,181

Note 4 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the six months ended December 31, 2011:

Asset retirement obligations — beginning of period	$859,586
Accretion expense	36,588
Payments on asset retirement obligations	(30,969)
Acquisition of oil and gas properties	153,668
Revision of estimate	(106,468)
Asset retirement obligations — end of period	$912,405

Note 5 — Stockholders’ Equity

Common Stock

On September 9, 2011, a contractor of the Company net exercised 20,000 stock options issued under the 2004 Stock Plan for a net issuance of 7,941 shares of our common stock.  The options were granted in March 2008 at an exercise price of $4.10 per share.

On August 31, 2011, the Board of Directors authorized the issuance of 161,861 shares of restricted common stock from the 2004 Stock Plan to all employees as a long-term incentive award.  Total unrecognized stock-based compensation expense of $1,029,436 related to the long-term incentive award will be recognized ratably over a four year period as, if and when the restricted common stock vests.

On December 5, 2011, a total of 34,245 shares of our restricted common stock was issued pursuant to the 2004 Stock Plan to five outside directors as part of their annual board compensation for calendar year 2012.  The value of the shares issued was $249,955, based on the fair market value on the date of issuance.  All issuances of our common stock were subject to vesting terms per individual stock agreements, which is one year for directors.

See Note 6.

Series A Cumulative Perpetual Preferred Stock

During the six months ended December 31, 2011, we sold 317,319 shares of our 8.5% Series A Cumulative (perpetual) Preferred Stock at a weighted average sales price of $23.80 per share, with a liquidation preference of $25.00 per share.   All shares were underwritten or sold through McNicoll Lewis & Vlak LLC (MLV), 220,000 of which were sold in an underwritten public offering and 97,319 shares of which were sold under an at-the-market sales agreement (ATM), providing aggregate net proceeds of $6,930,535 after- market discounts, underwriting fees, legal and other expenses of the offerings.  The Series A Cumulative Preferred Stock cannot be converted into our common stock and there are no sinking fund or redemption rights available to holders thereof.  Optional redemption can only be made by us on or after July 1, 2014 for the stated liquidation value of $25.00 per share plus accrued dividends, or by an acquirer under a change of control prior to such date at redemption prices ranging from $25.25 to $25.75 per share.  With respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock ranks senior to our common shareholders, but subordinate to any of our existing and future debt.  Dividends on the Series A Cumulative Preferred Stock accrue and accumulate at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly at $0.177083 per share, as, if and when declared by our Board of Directors.

During the six months ended December 31, 2011, we paid dividends of $293,240 to holders of our Series A Preferred Stock

Note 6 — Stock-Based Incentive Plan

We have granted option awards to purchase common stock (the “Stock Options”), restricted common stock awards (“Restricted Stock”), and/or unrestricted fully vested common stock, to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  Option awards for the purchase of 600,000 shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 5,500,000 shares of common stock with an additional 1,000,000 shares authorized by a December 5, 2011 plan amendment approved by a vote of our shareholders.  No shares are available for grant under the 2003 Stock Plan and 1,012,111 shares remain available for grant under the 2004 Stock Plan as of December 31, 2011.

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

Stock Options and Incentive Warrants

Non-cash stock-based compensation expense related to Stock Options and Incentive Warrants for the three months ended December 31, 2011 and 2010 was $59,410 and $172,728, respectively.  For the six months ended December 31, 2011, and 2010, non-cash stock-based compensation expense was $232,139 and $369,571, respectively.

There were no Stock Options granted during the six months ended December 31, 2011 and 2010.

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

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of December 31, 2011, and the changes during the fiscal year:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2011	5,392,820	$1.84

Granted	—	—
Exercised	(20,000)	$4.10
Cancelled or forfeited	—	—
Expired	—	—

Stock Options and Incentive Warrants outstanding at December 31, 2011	5,372,820	$1.83	$33,398,905	3.9

Vested or expected to vest at December 31, 2011	5,372,820	$1.83	$33,398,905	3.9

Exercisable at December 31, 2011	5,307,982	$1.81	$33,138,785	3.9

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($8.05 as of December 31, 2011) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

There were 20,000 Stock Options exercised during the six months ended December 31, 2011 with an aggregate intrinsic value of $54,000.  There were 36,875 Stock Options that were exercised during the six months ended December 31, 2010, with an aggregate intrinsic value of $204,101.

A summary of the status of our unvested Stock Options and Incentive Warrants as of December 31, 2011 and the changes during the six months ended December 31, 2011, is presented below:

	Number of Stock Options and Incentive Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2011	173,877	$2.20

Granted	—	—

Vested	(109,039)	$1.99

Forfeited	—	—

Unvested at December 31, 2011	64,838	$2.54

During the six months ended December 31, 2011 and 2010, there were 109,039 and 190,914 Stock Options and Incentive Warrants that vested with a total grant date fair value of $216,987 and $500,195, respectively.

The total unrecognized compensation cost at December 31, 2011, relating to non-vested Stock Options and Incentive Warrants was $121,912.  Such unrecognized expense is expected to be recognized over a weighted average period of 0.67 years.

Restricted Stock

Stock-based compensation expense related to Restricted Stock grants for the three months ended December 31, 2011 and 2010 was $295,461 and $223,666, respectively.  Stock-based compensation expense related to Restricted Stock grants for the six months ended December 31, 2011 and 2010 was $539,427 and $381,309, respectively.

The following table sets forth the Restricted Stock transactions for the six months ended December 31, 2011:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2011	495,689	$4.30

Granted	196,106	$6.52

Vested	(128,560)	$4.60

Forfeited	—	—

Unvested at December 31, 2011	563,235	$5.01

At December 31, 2011, unrecognized stock compensation expense related to Restricted Stock grants totaled $2,727,533.  Such unrecognized expense will be recognized over a weighted average period of 1.85 years.

Note 7 — Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the six months ended December 31, 2011.  We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending June 30, 2007 through June 30, 2011.

Our effective tax rate for any period may differ from the statutory federal rate due to our state income tax liability in Louisiana and to stock-based compensation related to qualified incentive stock option awards (“ISO awards”), a permanent tax difference for financial reporting, as these types of awards, if certain conditions are met, are not deductible for federal tax purposes.

Note 8 — Net Income (loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Numerator
Net income (loss) attributable to common shareholders	$1,259,950	$(461,535)	$2,275,633	$(946,869)

Denominator*
Weighted average number of common shares — Basic	27,792,768	27,457,118	27,731,062	27,308,920

Effect of dilutive securities:
Common stock warrants issued in connection with equity and financing transactions	61,187	—	60,149	—
Stock Options and Incentive Warrants	3,661,316	—	3,603,317	—
Total weighted average dilutive securities	3,722,503	—	3,663,466	—

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	31,515,271	27,457,118	31,394,528	27,308,920

Net income (loss) per common share — Basic	$0.05	$(0.02)	$0.08	$(0.03)
Net income (loss) per common share — Diluted	$0.04	$(0.02)	$0.07	$(0.03)

* Potential dilutive common shares are excluded from the computation of net loss per common shares because their effect will always be anti-dilutive.

Outstanding potentially dilutive securities as of December 31, 2011 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at December 31, 2011

Common stock warrants issued in connection with equity and financing transactions	$2.50	92,365
Stock Options and Incentive Warrants	$1.83	5,372,820
Total	$1.84	5,465,185

Outstanding potentially dilutive securities as of December 31, 2010 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at December 31, 2010

Common stock warrants issued in connection with equity and financing transactions	$1.87	159,308
Stock Options and Incentive Warrants	$1.85	5,442,820
Total	$1.83	5,602,128

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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of December 31, 2011 under this operating lease are as follows:

For the twelve months ended December 31,
2012	$159,011
2013	159,011
2014	159,011
2015	159,011
Thereafter	92,756
Total	$728,800

Rent expense for the three months ended December 31, 2011 and 2010 was $36,808 and $36,324 respectively.  For the six months ended December 31, 2011 and 2010 rent expense was $73,617 and $72,647, respectively.

Employment Contracts.  We have entered into employment agreements with the Company’s three senior executives.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.   The total contingent obligation under the employment contracts as of December 31, 2011 is approximately $588,000.

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

We are focused on increasing underlying net asset values on a per share basis.  In doing so, we depend on a conservative capital structure, allowing us to maintain financial control of our assets for the benefit of our shareholders, including approximately 20% beneficially owned by all of our directors, officers and employees.

Our strategy is intended to generate scalable, low unit cost, oil-focused development and re-development opportunities that minimize or eliminate exploration risks.  These opportunities involve the application of modern technology, our own proprietary technology and our specific expertise in overlooked areas of the United States.

The assets we exploit currently fit into three types of project opportunities:

•                  Enhanced Oil Recovery (EOR),

•                  Bypassed Resources, and

•                  Unconventional Reservoir Development.

Highlights for our Second  Quarter Fiscal 2012 and Project Update

Our fiscal year is June 30.  As used below:

“Q2-12” & “current quarter” is the three months ended December 31, 2011, the company’s 2nd quarter of fiscal 2012.

“Q1-12” & “prior quarter” is the three months ended September 30, 2011, the company’s 1st quarter of fiscal 2012.

“Q2-11” & “year-ago quarter” is the three months ended December 31, 2010, the company’s 2nd quarter of fiscal 2011.

Operations

•                  Earnings to shareholders for fiscal Q2-12 increased 24% sequentially to $1.3 million from $1.0 million in the prior quarter, while increasing $1.7 million from the year-ago quarter’s $462,000 loss.  Improvements were largely driven by continued increases in top line growth.

•                  Revenues increased 20% sequentially to $4.6 million from $3.9 million in the prior quarter, while increasing 294% over the year-ago quarter’s $1.2 million.  Increased revenues were due to increases in sales volumes, particularly for crude oil, and higher liquids prices.

•      Crude oil and NGL volumes accounted for 78% of total sales volumes during Q2-12, unchanged from the prior quarter, and higher than the 65% share of sales volumes in the year-ago quarter.  Crude oil and NGL volumes increased 11% sequentially over the prior quarter and 183% over the year-ago quarter, primarily due to increasing crude oil sales from Delhi.  Natural gas volumes increased 15% sequentially from the prior quarter due to workovers at Giddings, and 50% over the year-ago quarter primarily due to additional development drilling at Giddings.

•                  The blended product price we received in Q2-12 increased 7% sequentially to $88.84 per BOE from $83.01 in the prior fiscal quarter, while increasing 67% over the $53.32 per BOE received in the year-ago quarter.  Oil prices in the current quarter increased 8% sequentially to $112.79 per barrel and 35% over the year-ago quarter.  High absolute oil prices reflected the large proportion of sales that received favorable Louisiana Light Sweet pricing.  Similarly, NGL prices increased 9% sequentially and 26% over the year-ago quarter to $58.18 per barrel.  Meanwhile, natural gas prices decreased 18% sequentially and 9% from the year-ago quarter to $3.33 per MCF.

•                  Field margins continued to expand to $75 per BOE in fiscal Q2-12, compared to $73.12 per BOE in the prior quarter and $34 per BOE in the year-ago quarter.  The pre-tax margin improvement was driven primarily by increased crude oil volumes from our non-cost bearing interests and higher liquids prices, all on a BOE basis over both comparable periods.

Projects

We are currently active in four primary areas:  an enhanced oil recovery project in northeast Louisiana’s “Delhi Field” that is operated by an industry partner, producing horizontal wells that we generally operate in the “Giddings Field” of central Texas, producing oil wells that we operate in the “Lopez Field” of south Texas, and commercialization of our artificial lift technology (“GARP™”).

Delhi EOR Project

•                  Sales volumes at Delhi increased 13% sequentially in Q2-12 to 366 net barrels of oil per day (4,946 gross BOPD) from 326 net BOPD (4,396 gross BOPD) in the prior fiscal quarter, while increasing 438% from the year-ago quarter’s 68 net BOPD (920 gross BOPD).  Net sales to our royalty interest at Delhi are free of all cost and expense, including state severance tax until actual project payout.

•                  Field development and facility installations at Delhi exceeded calendar 2011’s field plan.  As originally planned for calendar 2011 by Denbury as operator, a third test site was installed, 39 wells were completed and an oil production response was achieved from the newly installed site.  As an expansion to the 2011 plan, field development was accelerated through the completion of 11 additional wells associated with the newly installed third test site, while 9 wells associated with the planned fourth test site were completed awaiting that test site’s construction that began in December 2011.

•                  According to the operator, produced oil gravity suggests a highly miscible flood and potentially better sweep efficiency, both of which point to potentially improved ultimate recoveries over the reserve report dated June 30, 2011.  Produced oil gravity has remained relatively constant in the 41-45 degree gravity range, suggesting high miscibility and higher ultimate recoveries at Delhi.  Alternatively, low miscibility is indicated by increasing produced oil gravities over time.

•                  New production techniques were added in 2011 to increase field performance. During 2011, a plan was implemented by the operator to re-inject produced water back into the producing reservoir in lieu of a separate reservoir.  Nine injection wells have been drilled down-dip to help maintain reservoir pressure in place of purchased CO2 volumes.    Since purchased CO2 cost is a major factor in the economics of our projects, reduced CO2 purchases increase profitability.

•                  Delhi crude oil sales continued to benefit from Louisiana Light Sweet pricing (LLS), averaging 22% higher than WTI prices during Q2-12.  The $115 per barrel average price we received at Delhi in Q2-12 was $21 higher than the $94 daily average spot price for WTI delivered at Cushing. We believe that a material premium for Delhi’s oil may continue over the near term, subject to market factors.

GARP™ (Gas Assisted Rod Pump)

Two GARP™ commercialization demonstrations with industry partners are underway.  As reported last quarter, we expected to install GARP demonstrations with each of two industry partners by calendar year-end.   The first application was

successfully installed and placed onto production on December 2, 2011.  Production testing is ongoing; however, initial rates are positive and suggest that the technology has not only extended the life of the previously marginal well and leases for many years, but has potentially added 10-25% more reserves thereby achieving or exceeding our stated goals.

Due to our ongoing field activity, our second commercial demonstration is about one month behind schedule. Installation work is now underway.

In both demonstration agreements, we are paying the cost of the technology installation and are operating the wells, in return for an equity ownership equal to a 50% net profits interest in the first well and a 99% before payout and 76% after payout working interest in the second well.

Giddings Field (Central Texas)

Production increased at Giddings due to well workovers and drilling completions, but further drilling is being adversely impacted by low natural gas prices.  Sales volumes at Giddings increased 13% sequentially from the prior quarter to 198 BOE per day, mostly due to successful well workovers, and 15% over the year-ago quarter due to 0.6 new nets wells (3 gross) being brought online in fiscal Q2-11 and Q3-11. With remaining PUDs averaging approximately 50% oil and NGLs, we believe more attractive opportunities are available for capital investment while we explore various options to maximize our Giddings asset values.

Lopez Field (South Texas)

We continued our testing of high fluid production rates and corresponding high water re-injection rate in the Lopez Field. Obtaining consistent high re-injection rates continues to be an operational challenge and we are working closely with service companies on the best solution.

Based on the success of our high fluid rate production test, we drilled two new producer wells and two salt water injection wells. Initial results suggest that the projected oil cut in the produced fluid is sufficiently attractive and we are working to put all four wells on line. We expect to continue drilling operations in Lopez during the remainder of fiscal 2012.

Woodford Shale (Oklahoma)

Despite our success in the western portion of our Wagoner County leasehold and our first vertical test well in our Haskell County leasehold, continued low natural gas prices have led us to keep these projects on hold, while considering other options, including a sale of the leases.

Expansion Projects

We are actively considering and reviewing new oil development projects for redeployment of expected current and future levels of cash flows from Delhi.  These projects include those generated by other companies that meet certain criteria: high oil content; within Texas, Oklahoma, Kansas, New Mexico or Louisiana; reasonable well costs and within our expertise.

Finances

•                  Our working capital increased to $13.9 million compared to $12.2 million at September 30, 2011.  The increase was due both to net operational cash flows and a small issuance of our Series A perpetual non-convertible Preferred Stock.

•                  We suspended At-the-Market sales of our Series A Preferred Stock in October, pending further investment opportunities.  During the current quarter, we issued 35,064 shares raising $876,000 in net proceeds after a 3% sales commission.  As previously reported, we believe access to this non-convertible perpetual security is a complement to our low risk financing philosophy of remaining debt free, while providing an expandable platform to raise funds as needed to bridge new petroleum investments.

•                  We remained debt free and in financial control of our assets.

Liquidity and Capital Resources

At December 31, 2011, our working capital was $13.9 million, compared to working capital of $4.1 million at June 30, 2011.  The $9.8 million increase in working capital since June 30, 2011 was due primarily to $6.9 million of net proceeds from sales of our 8.5% Series “A” perpetual non-convertible preferred stock and $5.1 million provided by operations before changes in working capital, partially offset by $1.5 million invested in oil and natural gas properties and the payment of $0.3 million of preferred stock dividends.

Cash Flows from Operating Activities

For the six months ended December 31, 2011, cash flows provided by operating activities were $4.3 million, reflecting $5.1 million provided by operations before $0.8 million was used in working capital.  Of the $5.1 million provided, $2.6 million was attributable to accrued net income, $1.2 million from non-cash expenses and $1.3 million from deferred income taxes.

For the six months ended December 31, 2010, $19,007 of cash flows was used by operating activities, reflecting $0.1 million provided by operations which was more than offset by $0.1 million used in working capital.  Of the $0.1 million provided before working capital changes, the $1.3 million provided by non-cash expenses was almost offset by the $0.9 million net loss and $0.3 million used by deferred income tax payable.

Cash Flows from Investing Activities

Cash paid for oil and gas capital expenditures during the six months ended December 31, 2011 and 2010, was $1.5 million and $2.0 million, respectively.  Of the capital expenditures expended during the six months ended December 31, 2011, $0.2 million was for leasehold acquisitions and $1.3 million was for development activities.  Development activities included a workover on the Dodd well in Grimes County and the drilling of four new wells at Lopez Field in South Texas.

As presented in the supplemental cash flow information on the consolidated statements of cash flows, the changes in accounts payable for capital expenditures during the six months ended December 31, 2011 and 2010 were increases of $0.5 million and $0.3 million, respectively.  Taking both cash and accrued capital expenditures together, total capital expenditures incurred were $2.0 million and $2.3 million, respectively, during the six months ended December 31, 2011 and 2010.  These amounts can be reconciled to balance sheet changes for oil and gas properties when amortization expense for the respective periods is taken in account and, for the 2010 period, proceeds of $0.200 million for the asset sale.

During the six months ended December 31, 2011, an expiring $0.250 million CD was rolled over commencing a new annual term.   During the six months ended December 31, 2010, $1.1 million of certificates of deposit matured.

Cash Flows from Financing Activities

During the six months ended December 31, 2011, we received $6.9 million of net proceeds from the issuance of 317,319 shares of our 8.5% Series A perpetual preferred stock after all offering costs and we paid $0.3 million of dividends thereon.

During the six months ended December 31, 2010, we received $16 thousand due to the exercise of 6,875 stock options with an exercise price of $2.33 per share.

Capital Budget

During the first six months of fiscal 2012, we have incurred approximately $2 million of capital expenditures. Our approved fiscal 2012 Base Plan provides for capital expenditures of $4 million to as much as $12 million, which can be fully funded from our existing working capital of $13.9 million at December 31, 2011.  We expect to fund any increases over the fiscal 2012 Base Plan out of working capital, internally generated funds from operations, joint ventures, project financing, selective divestments of noncore assets or other appropriate financings, including possible additional issuances of our Series A perpetual non-convertible preferred stock.

Results of Operations

Three month period ended December 31, 2011 and 2010

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended
	December 31			%
	2011	2010	Variance	change

Sales Volumes, net to the Company:

Crude oil (Bbl)	37,514	9,349	28,165	301.3%

NGLs (Bbl)	3,145	5,019	(1,874)	(37.3)%

Natural gas (Mcf)	69,880	46,505	23,375	50.3%
Crude oil, NGLs and natural gas (BOE)	52,306	22,119	30,187	136.5%

Revenue data:

Crude oil	$4,231,201	$778,594	$3,452,607	444.4%

NGLs	182,971	231,495	(48,524)	(21.0)%

Natural gas	232,530	169,343	63,187	37.3%
Total revenues	$4,646,702	$1,179,432	$3,467,270	294.0%

Average price:
Crude oil (per Bbl)	$112.79	$83.28	$29.51	35.4%
NGLs (per Bbl)	58.18	46.12	12.06	26.1%
Natural gas (per Mcf)	3.33	3.64	(0.31)	(8.6)%
Crude oil, NGLs and natural gas (per BOE)	$88.84	$53.32	$35.52	66.6%

Expenses (per BOE)
Lease operating expenses and production taxes	$8.24	$14.66	$(6.42)	(43.8)%
Depletion expense on oil and natural gas properties (a)	$5.20	$4.25	$.95	22.4%

(a)          Excludes depreciation of office equipment, furniture and fixtures, and other of $8,723 and $8,513, for the three months ended December 31, 2011 and 2010, respectively.

Earnings (Loss) Attributable to Common Shareholders  For the three months ended December 31, 2011, we generated earnings of $1,259,950, or $0.04 per diluted share (which includes $354,871 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $4,646,702.  This compares to a net loss of $461,535, or $0.02 per share (which includes $396,394 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $1,179,432 for the three months ended December 31, 2010.  The difference was primarily due to an increase in crude oil revenues of $3,452,607 partially offset by $472,985 of higher operating expenses, an increase in income tax expense of $1,110,402 and preferred dividends of $165,405.  Additional details of earnings components are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the three months ended December 31, 2011 increased 136% to 52,306 BOE’s compared to 22,119 BOE’s for the three months ended December 31, 2010.  This is primarily due to fourfold BOE volume increase in Delhi Field together with a 15% volume improvement for the Giddings Field.  Our crude oil sales volumes for the three months ended December 31, 2011 included 33,698 barrels from our interests in Delhi and 3,816 barrels from our properties in the Giddings and Lopez Field.  Our crude oil sales volumes for the three months ended December 31, 2010 included 6,266 barrels from our interests in Delhi and 3,083 barrels from our properties in the Giddings Field.  Our NGL volumes for the three months ended December 31, 2011 and 2010 were from our properties in the Giddings Field declined 38% to 3,145 barrels and Giddings Fields natural gas volumes increased 22.1 mmcf, or 48%.

Petroleum Revenues.  Crude oil, NGLs and natural gas revenues for the three months ended December 31, 2011 increased 294% compared to the three months ended December 31, 2010.  This was due to higher sales volumes as mentioned above along with a 67% increase in the average price received per BOE, from $53 per BOE for the three months ended December 31, 2010 to $89 per BOE for the three months ended December 31, 2011.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the three months ended December 31, 2011 increased to $106,898, or 33%, to $431,195 compared to the three months ended December 31, 2010.  The increase was due primarily to higher well serving costs partly offset by lower gas compression and salt water disposal expenses.  Lease operating expense and production tax per barrel of oil equivalent decreased 44% from $14.66 per BOE during the three months ended December 31, 2010, to $8.24 per BOE during the three months ended December 31, 2011.

General and Administrative Expenses (“G&A”).  G&A expenses increased 14% from $1.3 million during the three months ended December 31, 2010 to $1.5 million during the three months ended December 31, 2011. The increase was due primarily to higher legal expense and increased salary expense reflecting September 1, 2011 pay rate changes.  Stock-based compensation was $354,871 (24% of total G&A) for the three months ended December 31, 2011, compared to $396,394 (30% of total G&A) for the three months ended December 31, 2010.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other more established companies, and to retain staff.  As a result, non-cash stock compensation will continue to be a significant component of our G&A costs in the near term.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A increased by 174% to $280,795 for the three months ended December 31, 2011, compared to $102,429 for the three months ended December 31, 2010. The increase was due to a higher depletion rate ($5.20 vs. $4.25) per BOE and a significant increase in sales volumes as described above. The higher depletion rate was due to the projected acceleration in our working interest reversion date, per the June 30, 2011 reserve report, at Delhi that resulted in our now bearing a pro rata share of capital expenditures for the last phase of development, partially offset by increased proved reserves.

Six month period ended December 31, 2011 and 2010

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Six Months Ended
	December 31			%
	2011	2010	Variance	change

Sales Volumes, net to the Company:

Crude oil (Bbl)	70,674	18,066	52,608	291.2%

NGLs (Bbl)	6,666	10,088	(3,422)	(33.9)%

Natural gas (Mcf)	130,597	117,515	13,082	11.1%
Crude oil, NGLs and natural gas (BOE)	99,106	47,740	51,366	107.6%

Revenue data:

Crude oil	$7,679,796	$1,426,812	$6,252,984	438.2%

NGLs	371,426	441,413	(69,987)	(15.9)%

Natural gas	480,336	480,303	33	0.0%
Total revenues	$8,531,558	$2,348,528	$6,183,030	263.3%

Average price:
Crude oil (per Bbl)	$108.67	$78.98	$29.69	37.6%
NGLs (per Bbl)	55.72	43.76	11.96	27.3%
Natural gas (per Mcf)	3.68	4.09	(.41)	(10.0)%
Crude oil, NGLs and natural gas (per BOE)	$86.09	$49.19	$36.90	75.0%

Expenses (per BOE)
Lease operating expenses and production taxes	$6.54	$14.53	$(7.99)	(55.0)%
Depletion expense on oil and natural gas properties (a)	$5.06	$4.38	$0.68	15.5%

(a)          Excludes depreciation of office equipment, furniture and fixtures, and other of $16,552 and $17,340 for the six months ended December 31, 2011 and 2010, respectively.

Earnings (Loss) Attributable to Common Shareholders.  For the six months ended December 31, 2011, we generated earnings of $2,275,633, or $0.07 per diluted share (which includes $771,566 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $8,531,558.  This compares to a loss attributable to common shareholders of $946,869, or $0.03 per share, (which includes $750,881 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $2,348,528 for the six months ended December 31, 2010.  The increase in earnings was primarily due to a $6,252,984 increase in crude oil revenue partially offset by higher operating expenses of $531,791, an increase in income tax expense of $2,137,983 and preferred dividends of $293,240.  Additional details of earnings components are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the six months ended December 31, 2011 increased 108% to 99,106 BOE’s compared to 47,740 BOE’s for the six months ended December 31, 2010.  This is primarily due to significant production and sales volumes increases in Delhi Field, offset by production declines of 7% in Giddings Field.  Our crude oil sales volumes for the six months ended December 31, 2011 included 63,645 barrels from our interests in Delhi and 7,029 barrels from our properties in the Giddings and Lopez Field.  Our crude oil sales volumes for the six months ended December 31, 2010 included 10,824 barrels from our interests in Delhi and 7,243 barrels from our properties in the Giddings Field.  Our NGL volumes for the six months ended December 31, 2011 and 2010 were from our properties in the Giddings Field, and declined 34% to 6,666 barrels.  For the corresponding periods, natural gas volumes, from our Giddings Field and Oklahoma properties increased 11% to 130.6 mmcf.

Petroleum Revenues.  Crude oil, NGLs and natural gas revenues for the six months ended December 31, 2011 increased 263% compared to the six months ended December 31, 2010.  This was due to higher sales volumes, as mentioned above, along with a 75%

increase in the average price received per BOE, from $49 per BOE for the six months ended December 31, 2010 to $86 per BOE for the six months ended December 31, 2011.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes of $648,147 for the six months ended December 31, 2011 decreased $45,434, or 7%, compared to $693,581for the six months ended December 31, 2010.  The decrease reflects lower gas compression, maintenance and repair, salt water disposal and miscellaneous expenses partially offset by lower ad valorem taxes.  Lease operating expense and production tax per barrel of oil equivalent decreased 55% from $14.53 per BOE during the six months ended December 31, 2010, to $6.54 per BOE during the six months ended December 31, 2011.

General and Administrative Expenses (“G&A”).  G&A expenses increased 11% from $2.6 million during the six months ended December 31, 2010 to $2.9 million during the six months ended December 31, 2011. The increase was due primarily to greater personnel costs and associated benefits as well as increased legal expenses. Stock-based compensation was $771,566 (27% of total G&A) for the six months ended December 31, 2011, compared to $750,881 (29% of total G&A) for the six months ended December 31, 2010.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and retain staff and, as a result, likely will continue to be a significant component of our G&A costs.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A increased by 129% to $517,686 for the six months ended December 31, 2011, compared to $226,447 for the six months ended December 31, 2010. The increase was due to higher depletion rate ($5.06 vs. $4.38) per BOE and the significant increase in sales volumes as described above. The higher depletion rate was due to the projected acceleration in the working interest reversion date at Delhi that resulted in our now bearing a pro rata share of capital expenditures for the last phase of development, partially offset by increased proved reserves.

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services.  Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our lease operating expenses and our capital expenditures.  During fiscal 2012 to date, we have not seen material cost increases, except in drilling rig rates, and such increases have been modest.  Product prices, operating costs and development costs may not always move in tandem.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the quarter ending December 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended December 31, 2011, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2011 except as noted below.  As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for our fiscal year ended June 30, 2011.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial  Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2011 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

During the quarter ended December 31, 2011 there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings that are described in Part I. Item 3. “Legal Proceedings” and Note 12 — Commitments and Contingencies under Part II. Item 8. “Financial Statements” in our 2011 Annual Report. During the quarter ended December 31, 2011, there were no material developments in the status of those proceedings. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended June 30, 2011 includes a detailed discussion of our risk factors. The following risk factors update and should be considered in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2011.

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.

President Obama recently sent to Congress a legislative package that includes proposed legislation that, if enacted into law, would eliminate certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies.  These changes include, among other proposals:

•   repeal of the percentage depletion allowance for oil and natural gas properties;

•   elimination of current deductions for intangible drilling and development costs;

•   elimination of the deduction for certain domestic production activities; and

•   extension of the amortization period for certain geological and geophysical expenditures.

These proposals also were included in President Obama’s Proposed Fiscal Year 2012 Budget.  It is unclear whether these or similar changes will be enacted.  The passage of this legislation or any similar changes in U.S. federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to oil and natural gas exploration and development.  Any such changes could have an adverse effect on our financial position, results of operations and cash flows.

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

Date: February 9, 2012