Form 10-K
period 2012-06-30
EVOLUTION PETROLEUM CORP
filed 2012-09-13
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

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

(713) 935-0122

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, $0.001 par value	NYSE MKT
8.5% Series A Cumulative Preferred Stock, $0.001 par value	NYSE MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes: ☐ No: ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of September 11, 2012, was 28,840,163.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2012 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report are incorporated by reference into Part III of this report.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

2012 ANNUAL REPORT ON FORM 10-K

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

“Horizontal Drilling.” Involves drilling horizontally out from a vertical well bore, thereby potentially increasing the area and reach of the well bore that is in contact with the reservoir.

“Hydraulic Fracturing.” Involves pumping a fluid with or without particulates into a formation at high pressure, thereby creating fractures in the rock and leaving the particulates in the fractures to ensure that the fractures remain open, thereby potentially increasing the ability of the reservoir to produce oil or gas.

“LOE.” Means lease operating expense(s), a current period expense incurred to operate a well.

“MBO.” One thousand barrels of oil

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

“NGL.” Natural gas liquids, being the combination of ethane, propane, butane and natural gasoline that can be removed from natural gas through processing, typically through refrigeration plants that utilize low temperatures, or through J-T plants that utilize compression, temperature reduction and expansion to a lower pressure.

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

“SWIW.”  Salt water injection well.

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

Our stock is traded on the NYSE MKT under the ticker symbol “EPM”.  Prior to July 17, 2006, our stock was quoted on the OTC Bulletin Board under the symbol “NGSY.OB”.  Prior to May 26, 2004, our stock was quoted on the OTC Bulletin Board under the symbol “RLYI.OB”.

At June 30, 2012, we had ten full-time employees, not including contract personnel and outsourced service providers.

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

On May 26, 2004, Old NGS merged into a wholly owned subsidiary of Reality.  Reality was thereafter renamed Natural Gas Systems, Inc. (“NGS”) and adopted a June 30 fiscal year end.  As part of the merger, the officers and directors of Reality resigned, the officers and directors of Old NGS became the officers and directors of NGS, and the crude oil and natural gas business of Old NGS became that of NGS.  Concurrently with the listing of NGS shares on the NYSE Amex (formerly the American Stock Exchange and now the NYSE MKT) during July 2006, NGS was renamed Evolution Petroleum Corporation to avoid confusion with similar names traded on the NYSE Amex and to better reflect our business model.

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

We are focused on increasing underlying asset values on a per share basis.  In doing so, we depend on a conservative capital structure, allowing us to maintain financial control of our assets for the benefit of our shareholders, including approximately 21% beneficially owned by all of our employees.

Our strategy is intended to generate scalable, low unit cost, development and re-development opportunities that minimize or eliminate exploration risks.  These opportunities involve the application of modern technology, our own proprietary technology and our specific expertise in overlooked areas of the United States, where we may or may not choose to be the operator.

The assets we exploit currently fit into three types of project opportunities:

•                  Enhanced Oil Recovery (EOR),

•                  Bypassed Primary Resources, and

•                  Unconventional Development, especially utilizing our staff expertise in horizontal drilling.

Our active projects in these categories are:

Enhanced Oil Recovery

Delhi Field — Louisiana

Our mineral interests in the Delhi Holt Bryant Unit in the Delhi Field, located in Northeast Louisiana, are currently our most significant assets. The Unit has had a prolific production history totaling approximately 190 million barrels of oil through primary and secondary recovery operations since its discovery in the mid-1940s.  At the time of our $2.8 million purchase in 2003, the Unit had minimal production.

The Unit is currently being redeveloped as an EOR project utilizing CO 2 flood technology following our farmout to a subsidiary of Denbury Resources, Inc. in 2006.  Current estimates of gross proved and probable reserves by our independent reservoir engineer total 66 million barrels of additional recovery from the flooding operation, of which approximately 16.78 million barrels of oil are net to our interest.

We own two types of interests in the Unit:

•                  7.4% of overriding and mineral royalty interests that are in effect throughout the life of the project, free of all operating and capital cost burdens.

•                  A 23.9% reversionary working interest with an associated 19.1% net revenue interest.  The working interest reverts to us when the Operator has generated $200 million of net revenue from the 100% working interest less direct operating expenses and the cost of purchased CO2.  Upon reversion of the deemed payout, regardless of the Operator’s actual capital expenditures, we begin bearing 23.9% of all future operating and capital expense and our net revenue interest increases from 7.4% to an aggregate 26.5%. Our current independent reserves report dated June 30, 2012 projects the deemed payout to occur on or about the end of calendar year 2013.

Our independent reservoir engineers, DeGolyer & MacNaughton (“D&M”), assigned the following net reserves to our interests at Delhi as of June 30, 2012:

•                  11,011,570 BBLS of proved oil reserves, with a PV-10 of $409.1 million *

•                  5,780,906 BBLS of probable oil reserves, with a PV-10 of $102.8 million *

•                  68% of proved volumes are developed.

•                  46% of probable reserves are developed.

* PV-10 of proved reserves is a non-GAAP measure, reconciled to the Standardized Measure at “Estimated Oil and Natural Gas Reserves and Estimated Future Net Revenues” under Item 2. Properties of this Form 10-K.  Probable reserves are not recognized by GAAP, and therefore the PV-10 of probable reserves cannot be reconciled to a GAAP measure.

The Operator has planned up to six phases for the installation of the CO2 flood. We refer to them as Phases I thru VI.

Phase I began CO2 injection in November 2009.  First oil production response occurred in March 2010, about three to four months earlier than expected.  Implementation of Phase II, which is more than double the size of Phase I, commenced with incremental CO2 injection at the end of December 2010. First oil production response from Phase II occurred during March 2011, three or more months ahead of expectations.

Phase III was installed during calendar 2011. The operator elected to expand Phase III twice during calendar 2011.

Phase IV was substantially installed during the first six months of calendar 2012.

We expect that the remaining phases will be installed similarly over the next few years. We further expect that four smaller reservoirs within the Unit and in similar formations and with similar production history will be developed in the future as an additional phase in the EOR project later this decade.

During fiscal 2012, Delhi’s Louisiana Light Sweet (“LLS”) crude oil sales realized $111.29 per BBL average price, a 19% price premium over the $93.54 per BBL sales price we received from our Texas production. We expect that a positive market differential may continue into fiscal 2013.

Bypassed Primary Resource Projects

Following the closing of our Delhi Farmout in June 2006, we began the process of identifying new conventional development and/or redevelopment projects targeting primary petroleum resources previously bypassed by industry in historically productive formations, generally due to inadequate technology or commodity prices.  In selecting our candidates:

•                  We leverage our staff’s extensive experience, gained over many years while employed at various large independent oil and gas companies in the pioneering of horizontal drilling practices;

•                  We seek projects that can effectively and efficiently redeploy projected net cash flows from Delhi Field farm-out and subsequent production;

•                  We seek projects that can generate multiple, scalable drilling opportunities with long term production growth; and

•                  We seek exposure to both crude oil and natural gas opportunities, with an emphasis on crude oil in recent years.

Mississippi Lime — Kay County, North Central Oklahoma

In 2012, we entered into a joint venture with Orion Exploration, a private company based in Tulsa, OK. The joint venture is operated by Orion and engaged in the horizontal development of the Mississippian Lime reservoir in Kay County, Oklahoma within the rapidly growing play in north central Oklahoma and western Kansas.  Our leasehold position is located in the eastern, oily side of the play. With the objective reservoir less than 4,000 feet in depth, the cost of drilling, fracturing and completing a horizontal well with 4,000 feet of lateral length is approximately $3 million. The joint venture has been gradually adding to the initial 11,700 net acre position.   We hold a 45% share of the interest held by the joint venture. To date, we have drilled one gross salt water disposal well and reached total depth on our first two horizontally drilled wells in the Mississippian Lime formation, including lateral lengths of approximately 4,100 feet in the Sneath #24-1 and 4,800 feet in Hendrickson #1-1. Both wells are expected to be hydraulically fractured in September 2012.

As of June 30, 2012, our independent reservoir engineer, Pinnacle Energy Services, assigned to us net probable reserves of 6,423,000 BOE with PV-10 of $69 million* associated with our net interest in 114 gross drilling locations.

Artificial Lift Technology (GARP™)

Our artificial lift technology trademarked as GARP™ (Gas Assisted Rod Pump) was developed by one of our employees.  Its design is intended to extend the life of horizontal wells with gas, oil or associated water production with the expectation of recovering an additional 10-30% of cumulative recovery at a cost less than $10 per BOE.  Letters patent for our GARP™ technology were issued on August 30, 2011.

Prior to patent issuance, our GARP™ technology was tested on certain marginal producers we own and operate in the Giddings Field.  The tests were successful in demonstrating that the process works; however, these candidates were unable to prove commercial application due to their low primary recoveries as producers.

Subsequent to receiving our patent, we entered into demonstration JV projects with two different industry operators during fiscal 2012 to prove commercial application.  Based on our results, discussed more fully in our MD&A below, we are currently in discussions to expand GARP installations with both operators.

With continued success and industry acceptance, we believe GARP™ could be applicable to a large set of late stage horizontal producing wells worldwide.

Giddings Field — Central Texas

We began leasing activities in the Giddings Field in December 2006 and currently hold 5,005 net developed acres and approximately 3,145 net acres as undeveloped and associated with our proved drilling locations as of June 30, 2012.  In late calendar 2007, we initiated a redevelopment drilling program in the Giddings Field targeting the Austin Chalk and Georgetown formations.  As of June 30, 2012, we have thirteen producing wells, eleven of which we drilled and two of which we restored to production through workovers.  Three of the producing wells were drilled during fiscal 2011 as part of a joint venture to which we contributed the proved drilling locations. One of the three joint venture wells was deemed noncommercial due to water production in the target zone and was recompleted as a marginal producing well in another reservoir.

During Fiscal 2012, we also farmed out our Woodbine rights in approximately 900 net acres in exchange for cash and an ORRI of approximately 5%.  Furthermore, on approximately 258 net acres of that total, we retained a 15% back-in working interest that reverts to us after a simple payout. We have not yet assigned any reserves to these interests, pending drilling results by the operator.

Total net proved reserves assigned to our properties in the Giddings Field by our independent reservoir engineer, W.D. Von Gonten & Associates, are 2,324 MBOE as of June 30, 2012. The total is a decrease of 399 MBOE from June 30, 2011 due to Giddings production during the year of 69 MBOE, negative revisions totaling 369 MBOE and additions of 40 MBOE.  Our total investment of approximately $29 million to date has generated $13.4 million of cash flows from approximately 420 MBOE of total net production and proved PV-10 at June 30, 2012 of $35.6 million.  See “Estimated Oil and Natural Gas Reserves and Estimated Future Net Revenues” under Item 2. Properties of this Form 10-K for a reconciliation of PV-10 to the Standardized Measure.

Lopez Field - South Texas

We acquired leases in the Lopez Field in South Texas with the intent of testing the concept of redeveloping old oil fields utilizing high flow rate production. If successful, we intended to expand the concept to similar fields in the area.

We currently own leases on approximately 891.6 net acres in the Lopez Field.  As of June 30, 2012, our independent reservoir engineer, W.D. Von Gonten & Associates, recognized one proved producing well and six gross and net proved undeveloped well locations with 106 MBO of proved reserves.  The engineer further assigned 475 MBO of probable reserves to 32 gross and net locations.   During the year, we drilled two salt water injection wells and two oil producer wells.  The first producer drilled exceeded our expectations with gross production averaging 16 BO per day for the quarter ended June 30, 2012.  Based on the electric logs of the second oil producer and associated salt water injection well, we elected to swap well designations and applied for the necessary regulatory permits to convert the injection well to a producing well and the producing well to an injection well. As of yearend, those permits are still pending.

Unconventional Resources

Woodford Shale Projects in Oklahoma — Southeast Oklahoma

Following the closing of our Delhi Farmout in June 2006, we identified two unconventional natural gas resource projects targeting the shallow Woodford Shale in Wagoner and Haskell counties of Oklahoma to balance the oily nature of our Delhi asset.  These projects met our parameters of low drilling cost and risk, repeatable development and acceptable economics based on a $5 NYMEX natural gas price.

Due to persistent low natural gas prices and our perception that natural gas prices will likely remain below $5 over the near term, we discontinued our active development in these projects and intend to monetize our remaining leasehold.

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

Since March 2005 and into 2008, we sold all of our operated crude oil production to Plains Marketing LP, a crude oil purchaser, at competitive field prices.  In January of 2008, we also began selling crude oil to Enterprise Crude Oil LLC, a crude oil gathering, transportation, storage and marketing company.  Our agreements with both Plains Marketing LP and Enterprise Crude Oil LLC are under a normal (thirty day “evergreen”) sales contracts.  During our fiscal 2010 year we amended our contracts to sell essentially all of our crude oil from our operated properties to Enterprise Crude Oil LLC.  Oil production from our Lopez Field is sold to Flint Hill Resources. We believe that other crude oil purchasers are readily available.

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

The following table sets forth purchasers of our oil and natural gas production for the years indicated:

	Year Ended June 30,
Customer	2012	2011	2010

Plains Marketing L.P. (includes Delhi production)	84%	60%	12%
Enterprise Crude Oil LLC	7%	15%	31%
ETC Texas Pipeline, LTD.	3%	12%	19%
DCP Midstream, LP	2%	6%	15%
Copano Field Services/Upper Gulf Coast, L.P.	3%	7%	23%
Flint Hills	1%	—%	—%

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

Over the past 25 years, crude oil price fluctuations have been extremely volatile, with crude oil prices varying from less than $10 to in excess of $140 per barrel. Worldwide factors such as geopolitical, macroeconomic, supply and demand, refining capacity, petrochemical production and derivatives trading, among others, influence prices for crude oil.  Local factors also influence prices for crude oil and include increasing or decreasing production trends, quality differences, regulation and transportation issues unique to certain producing regions and reservoirs. In particular, the price we received for our Delhi oil substantially exceeded the price we received for our Texas oil production since the second half of fiscal 2011.

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

Government Regulation

Numerous federal and state laws and regulations govern the oil and gas industry. These laws and regulations are often changed in response to changes in the political or economic environment. Compliance with this evolving regulatory burden is often difficult and costly, and substantial penalties may be incurred for noncompliance.  To the best of our knowledge, we are in compliance with all laws and regulations applicable to our operations and we believe that continued compliance with existing requirements will not have a material adverse impact on us. The future annual capital cost of complying with the regulations applicable to our operations is uncertain and will be governed by several factors, including future changes to regulatory requirements which are unpredictable. However, we do not currently anticipate that future compliance with existing laws and regulations will have a materially adverse effect on our consolidated financial position or results of operations.

See “Government regulation and liability for environmental matters that may adversely affect our business and results of operations” under Item 1A. Risk Factors of this Form 10-K, for additional information regarding government regulation.

Insurance

We maintain insurance on our properties and operations for risks and in amounts customary in the industry.  Such insurance includes general liability, excess liability, control of well, operators extra expense, casualty, fraud and directors & officer’s liability coverage.  Not all losses are insured, and we retain certain risks of loss through deductibles, limits and self-retentions.  We do not carry lost profits coverage and we do not have coverage for consequential damages.

Additional Information

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports with the SEC. Our reports filed with the SEC are available free of charge to the general public through our website at www.evolutionpetroleum.com. These reports are accessible on our website as soon as reasonably practicable after being filed with, or furnished to, the SEC. This Annual Report on Form 10-K and our other filings can also be obtained by contacting: Corporate Secretary, 2500 City West Blvd, Suite 1300, Houston, Texas 77042, or calling (713) 935-0122. These reports are also available at the SEC Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC

Item 1A. Risk Factors

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

Our CO2-EOR project in the Delhi Field, operated by a subsidiary of Denbury Resources Inc., requires significant amounts of CO2 reserves, development capital and technical expertise, the sources of which have been committed by the Operator. Although initial CO2 injection began at Delhi in November 2009, initial oil production response began in March 2010 and a large part of the capital budget has already been expended, substantial capital remains to be invested to fully develop the EOR project and further increase production. The Operator’s failure to manage these and other technical, strategic, financial and logistical risks may cause ultimate enhanced recoveries from the planned CO 2-EOR project to fall short of our expectations in volume and/or timing. Such occurrences would have a material adverse effect on the Company and its results of operations.

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

We commenced our crude oil and natural gas operations in late 2003 and have a limited operating history, particularly in our currently producing fields. All of our current production is the result of recent operational activities, thus our future production retains substantial variability. Therefore, we face all the risks common to companies in their early stage of development, including uncertainty of funding sources, high initial expenditure levels and uncertain revenue streams, an unproven business model, and difficulties in managing growth. Our prospects must be considered in light of the risks, expenses, delays and difficulties frequently encountered in establishing a new business. Any forward-looking statements in this report do not reflect any possible effects on us from the outcome of these types of uncertainty.  Other than the significant gain we realized from the Delhi Farmout in fiscal 2006, we incurred significant losses from the inception of our oil and natural gas operations until we established profitability during the quarter ended March 31, 2011. Although we have been profitable since then, we cannot assure future profitability or success. While members of our management team have previously carried out or been involved with acquisition and production activities in the crude oil and natural gas industry while employed by us and other companies, we cannot assure you that our intended acquisition targets and development plans will lead to the successful development of crude oil and natural gas production or additional revenue.

The loss of a large single purchaser of our oil and natural gas could reduce the competition of our production.

For the year ended June 30, 2012, seven purchasers each accounted for all of our oil and natural gas revenues. The loss of a large single purchaser for our oil and natural gas production could negatively impact the prices we receive.

We may be unable to continue licensing from third parties the technologies that we use in our business operations.

As is customary in the crude oil and natural gas industry, we utilize a variety of widely available technologies in the crude oil and natural gas development and drilling process. We do not have any patents or copyrights for the technology we currently utilize, except for the trademark and issued patent on our GARP™ artificial lift technology that has yet to reach commercial development. We generally license or purchase services from the holders of such technology, or outsource the technology integral to our business from third parties. Our commercial success will depend in part on these sources of technology and assumes that such sources will not infringe on the proprietary rights of others. We cannot be certain whether any third-party patents will require us to utilize or develop alternative technology or to alter our business plan, obtain additional licenses, or cease activities that infringe on third-parties’ intellectual property rights. Our inability to acquire any third-party licenses, or to integrate the related third-party products into our business plan, could result in delays in development unless and until equivalent products can be identified, licensed, and integrated. Existing or future licenses may not continue to be available to us on commercially reasonable terms or at all. Litigation, which could result in substantial cost to us, may be necessary to enforce any patents licensed to us or to determine the scope and validity of third-party obligations.

Our patented GARP™ technology may not result in a commercial service or product.

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

We may not be the operator of some of our wells in the future, and we are not the operator of our high value assets in the Delhi Field. As a result, our operating risks for those wells and our ability to influence the operations for these wells will be less subject to our control. Operators of these wells may act in ways that are not in our best interests. If this occurs, the development of, and production of crude oil and natural gas from, some wells may not occur timely or at all, which would have an adverse effect on our results of operations.

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

We cannot assure you that we will be able to successfully grow or manage any such growth.

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

We have limited control over the activities on properties we do not operate.

Some of our properties, including our Delhi interests and our acreage in the Mississippi Lime Play in Oklahoma, are operated by other companies and involve third-party working interest owners.  As a result, we have limited ability to influence or control the operation or future development of such properties, including compliance with environmental, safety and other regulations, or the amount of capital expenditures that we will be required to fund with respect to such properties.  Moreover, we are dependent on the other working interest owners of such projects to fund their contractual share of the capital expenditures of such projects.  These limitations and our dependence on the operator and other working interest owners for these projects could cause us to incur unexpected future costs, result in lower production and materially and adversely affect our financial conditions and results of operations.

We are, and in the future may become, involved in legal proceedings related to our Delhi interest and, as a result, may incur substantial costs in connection with those proceedings.

On August 23, 2012, we, and our wholly owned subsidiary NGS Sub Corp and Robert S. Herlin, our President, were served with a lawsuit filed in federal court by James H. and Kristy S. Jones.  The plaintiffs allege primarily that the defendants wrongfully purchased the plaintiffs’ 0.048119 overriding royalty interest in the Delhi Unit in January 2006 by failing to divulge the existence of an alleged previous agreement to develop the Delhi Field for EOR. Although we believe that the claims are without merit and not timely, and intend to vigorously defend against the claims, an adverse resolution of this proceeding could subject us to significant monetary damages and other penalties, which could have a material adverse effect on our business, prospects, results of operations, financial condition, and liquidity.

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

•                    equipment failures or accidents;

•                    inability to obtain or maintain leases on economic terms, where applicable;

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

It is extremely difficult to predict future crude oil and natural gas price movements with any certainty. Declines in crude oil and natural gas prices may materially adversely affect our financial condition, liquidity, ability to finance planned capital expenditures and results of operations. Further, crude oil and natural gas prices do not move in tandem. Because approximately 87% of our proved reserves at June 30, 2012 are crude oil reserves and 4% are natural gas liquids reserves, we are heavily impacted by movements in crude oil prices, which also influence natural gas liquids prices.

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

Crude oil and natural gas operations are subject to extensive federal, state and local government regulations, which may be changed from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of crude oil and natural gas wells below actual production capacity in order to conserve supplies of crude oil and natural gas. There are federal, state and local laws and regulations primarily relating to protection of human health and the environment applicable to the development, production, handling, storage, transportation and disposal of crude oil and natural gas, by-products thereof and other substances and materials produced or used in connection with crude oil and natural gas operations. In addition, we may inherit liability for environmental damages, whether actual or not, caused by previous owners of property we purchase or lease or nearby properties. As a result, we may incur substantial liabilities to third parties or governmental entities. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on us, such as diminishing the demand for our products through legislative enactment of proposed new penalties, fines and/or taxes on carbon that could have the effect of raising prices to the end user.

For example, currently proposed federal legislation, that, if adopted, could adversely affect our business, financial condition and results of operations, includes the following:

•                    Taxes.  President Obama’s Fiscal Year 2013 Budget Proposal includes provisions that would, if enacted , make significant changes to U.S. tax laws. These changes include, but are not limited to (i) eliminating the immediate deduction for intangible drilling and development costs, (ii) eliminating the deduction from income for domestic production activities relating to oil and natural-gas exploration and development, and (iii) implementing certain international tax reforms, and

•                    Hydraulic Fracturing.  The U.S. Congress, the EPA and various states are currently considering legislation that could adversely affect the use of the hydraulic-fracturing process. Currently, regulation of hydraulic fracturing is primarily conducted at the state level through permitting and other compliance requirements. This legislation, if adopted, could establish an additional level of regulation, permitting and restrictions at the federal level that could adversely affect the development of unconventional oil and natural gas resources.

We could be adversely affected by a weak domestic or global economy.

The current anemic recovery from a recessionary economic environment has limited the recovery in demand for oil and natural gas and, therefore, in commodity prices, particularly natural gas. If the current economic environment continues, lower realized prices may adversely impact our profitability. These factors could negatively impact our operations and may limit our growth.

Ownership of our oil, gas and mineral production depends on good title to our property.

Good and clear title to our oil, gas and mineral properties is important. Although title reviews will generally be conducted prior to the purchase of most oil, gas and mineral producing properties or the commencement of drilling wells, such reviews do not assure that an unforeseen defect in the chain of title will not arise to defeat our claim which could result in a reduction or elimination of the revenue received by us from such properties.

Poor general economic, business, or industry conditions may have a material adverse effect on our results of operations, liquidity, and financial condition.

During the last few years, concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market, uncertainties with regard to European sovereign debt, and a declining real estate market in the United States have contributed to increased economic uncertainty and diminished expectations for the global economy.  Concerns about global economic conditions have had a significant adverse impact on global financial markets and commodity prices.  If the economic recovery in the United States or abroad remains prolonged, demand for petroleum products could diminish or stagnate, which could impact the price at which we can sell our oil, natural gas, and NGLs, affect our vendors’, suppliers’ and customers’ ability to continue operations, and ultimately adversely impact our results of operations, liquidity, and financial condition.

Risks Associated with Our Stock

Our stock price has been and may continue to be very volatile.

Our common stock is thinly traded and the market price has been, and is likely to continue to be, highly volatile. For example, during the year prior to June 30, 2012, our stock price as traded on the NYSE Amex ranged from $6.01 to $10.14.  The variance in our stock price makes it extremely difficult to forecast with any certainty the stock price at which an investor may be able to buy or sell shares of our common stock.  The market price for our common stock could be subject to wide fluctuations as a result of factors that are out of our control, such as:

•                    actual or anticipated variations in our results of operations;

•                    naked short selling of our common stock and stock price manipulation;

•                    changes or fluctuations in the commodity prices of crude oil and natural gas;

•                    general conditions and trends in the crude oil and natural gas industry;

•                  redemption demands on institutional funds that hold our stock; and

•                    general economic, political and market conditions.

Our executive officers, directors and affiliates may be able to control the election of our directors and all other matters submitted to our stockholders for approval.

Our executive officers and directors, in the aggregate, beneficially own approximately 6.3 million shares, or approximately 19.6% of our beneficial common stock base.  JVL Advisors LLC controls approximately 5.0 million shares or approximately 18% of our outstanding common stock.  As a result, these holders could exercise significant influence over matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of our company, impede a merger, consolidation, takeover or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could have an adverse effect on the market price of our common stock.

The market for our common stock is limited and may not provide adequate liquidity.

Our common stock is currently thinly traded on the NYSE MKT. In the year prior to June 30, 2012, the actual daily trading volume in our common stock ranged from 20,900 shares of common stock to a high of 390,300 shares of common stock traded, with 194 days exceeding a trading volume of 50,000 shares. On most days, this trading volume means there is limited liquidity in our shares of common stock. Selling our shares is more difficult because smaller quantities of shares are bought and sold and news media coverage about us is limited. These factors result in a limited trading market for our common stock and therefore holders of our stock may be unable to sell shares purchased, should they desire to do so.

If securities or industry analyst do not publish research reports about our business, or if they downgrade our stock, the price of our common stock could decline.

Small, relatively unknown companies can achieve visibility in the trading market through research and reports that industry or securities analysts publish.  However, to our knowledge, only four independent analysts cover our company.  The lack of published reports by independent securities analysts could limit the interest in our common stock and negatively affect our stock price.  We do not have any control over the research and reports these analysts publish or whether they will be published at all. If any analyst who does cover us downgrades our stock, our stock price could decline.  If any analyst ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price to decline.

The issuance of additional common stock and preferred stock could dilute existing stockholders.

From time to time, we may have an effective shelf registration that allows us to publicly offer various securities, including common or preferred stock, and at any time we may make private offerings of our securities.  We are authorized to issue up to 100,000,000 shares of common stock.  To the extent of such authorization, our board of directors has the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our board may consider sufficient.  The issuance of additional common stock in the future would reduce the proportionate ownership and voting power of the common stock now outstanding.  We are also authorized to issue up to 5,000,000 shares of preferred stock , the rights and preferences of which may be designated in series by our board of directors, of which, at least 317,319  shares of Series A Preferred Stock are issued and outstanding as of September 12, 2012.  Such designation of new series of preferred stock may be made without stockholder approval, and could create additional securities which would have dividend and liquidation preferences over the common stock now outstanding. Preferred stockholders could adversely affect the rights of holders of common stock by:

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

The shares of Series A Preferred Stock were listed for trading on the NYSE MKT under the symbol “EPM.PR.A” on July 5, 2011 and are thinly traded on the NYSE MKT. Since the securities have no stated maturity date, investors seeking liquidity will be limited to selling their shares in the secondary market. An active trading market for the shares may not develop or, even if it develops, may not last, in which case the trading price of the shares could be adversely affected and your ability to transfer your shares of Series A Preferred Stock will be limited.

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

Although dividends on the Series A Preferred Stock are cumulative and arrearages will accrue until paid, you will only receive cash dividends on the Series A Preferred Stock if we have funds legally available for the payment of dividends and such payment is not restricted or prohibited by law, the terms of any senior shares or any documents governing our indebtedness. Our business may not generate sufficient cash flow from operations to enable us to pay dividends on the Series A Preferred Stock when payable. In addition, existing or future debt, credit facility arrangements, contractual covenants or arrangements we enter into may restrict or prevent future dividend payments. Accordingly, there is no guarantee that we will be able to pay any cash dividends on our Series A Preferred Stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Company Location

Our corporate headquarters are located at 2500 CityWest Boulevard, Suite 1300, Houston, Texas.  We entered into a sublease agreement, effective on March 1, 2007, to rent approximately 8,400 square feet of Class “A” office space in the Westchase District area in West Houston.  The current monthly base rent is $13,251, having escalated from a monthly base rate of $11,507 in August 2011. The sublease expires by its term on July 1, 2016.

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

Summary of Oil & Gas Reserves for Fiscal Year Ended 2012

Our proved and probable reserves at June 30, 2012, denominated in equivalent barrels using six Mcf of gas and 42 gallons of natural gas liquids to one barrel of oil conversion ratio, were estimated by our independent petroleum engineers, W.D. Von Gonten & Co. (“Von Gonten”) and DeGolyer and MacNaughton (“D&M”).  Von Gonten was engaged for our Texas properties due to their particular expertise in the geographic and geologic areas covered by their reports.  D&M was selected for our interests in the Delhi Field due to their expertise in CO2-EOR projects and to ensure consistency with the Operator who has utilized D&M for their reserves estimates in the Delhi Field. Our probable reserves in Oklahoma were estimated by Pinnacle Energy Services L.L.C. due to their particular expertise in Oklahoma and the Mississippian Lime reservoir. The scope and results of their procedures are summarized in letters from each of those firms, which are included as exhibits to this Annual Report on Form 10-K.

The following table sets forth our estimated proved and probable reserves as of June 30, 2012.  See Note 17 to the consolidated financial statements, where additional unaudited reserve information is provided.  The NYMEX previous 12-month unweighted arithmetic average first-day-of-the-month price used to calculate estimated revenues was $95.67 per barrel of crude oil and $3.15 per MMbtu of natural gas.  The price of natural gas liquids utilized was based on the historical price received versus the NYMEX basis oil price.  Pricing differentials were applied to all properties, on an individual property basis.  Quality adjustments have been applied based on actual BTU factors for each well and a shrinkage factor has been applied based on production volumes versus actual sales volumes.

June 30, 2012

	Oil	NGLs	Natural Gas	Total Reserves
Reserve Category	(MBbls)	(MBbls)	(MMcf)	(MBOE)	PV-10

PROVED
Developed (60% of Proved)	7,671	112	1,499	8,033	$335,956,852
Undeveloped (40% of Proved)	3,967	381	6,361	5,408	109,557,773
TOTAL PROVED	11,638	493	7,860	13,441	$445,514,625
Product Mix	87%	4%	9%	100%

PROBABLE
Developed (21% of Probable)	2,653	—	—	2,653	$58,235,794
Undeveloped (79% of Probable)	7,255		16,620	10,025	116,091,943
TOTAL PROBABLE	9,908	—	16,620	12,678	$174,327,737
Product Mix	78%	—	22%	100%

Summary of Oil & Gas Reserves for Fiscal Year Ended 2011

Our proved and probable reserves at June 30, 2011, denominated in equivalent barrels using six Mcf of gas and 42 gallons of natural gas liquids to one barrel of oil conversion ratio, were estimated by our independent petroleum engineers, W.D. Von Gonten & Co. (“Von Gonten”), DeGolyer and MacNaughton (“D&M”), and Lee Keeling and Associates, Inc. (“Keeling”).  Von Gonten and Keeling were engaged for our Texas and Oklahoma properties, respectively, due to their particular expertise in the geographic and geologic areas covered by their reports.  D&M was selected for our properties in the Delhi Field due to their expertise in CO2-EOR projects and to ensure consistency with the Operator who has utilized D&M for their reserves estimates in the Delhi Field. The scope and results of their procedures are summarized in letters from each of those firms, which are included as exhibits to this Annual Report on Form 10-K.

The following table sets forth our estimated proved reserves as of June 30, 2011.  See Note 17 to the consolidated financial statements, where additional unaudited reserve information is provided.  The NYMEX previous 12-month unweighted arithmetic average first-day-of-the-month price used to calculate estimated revenues was $90.09 per barrel of crude oil and $4.21 per MMbtu of natural gas.  The price of natural gas liquids utilized was based on the historical price received versus the NYMEX basis oil price.  Pricing differentials were applied to all properties, on an individual property basis.  Quality adjustments have been applied based on actual BTU factors for each well and a shrinkage factor has been applied based on production volumes versus actual sales volumes.

June 30, 2011

	Oil	NGLs	Natural Gas	Total Reserves
Reserve Category	(MBbls)	(MBbls)	(MMcf)	(MBOE)	PV-10

PROVED
Developed (39% of Proved)	4,986	101	1,543	5,345	$200,532,776
Undeveloped (61% of Proved)	6,582	611	7,861	8,503	174,805,682
TOTAL PROVED	11,568	712	9,404	13,848	$375,338,458
Product Mix	84%	5%	11%	100%

PROBABLE
Developed (31% of Probable)	1,902	—	—	1,902	$33,688,710
Undeveloped (69% of Probable)	4,314	—	—	4,314	41,918,888
TOTAL PROBABLE	6,216	—	—	6,216	$75,607,598
Product Mix	100%	—	—	100%

Summary of Oil & Gas Reserves for Fiscal Year Ended 2010

Our proved and probable reserves at June 30, 2010, denominated in equivalent barrels using a six Mcf of gas and 42 gallons of natural gas liquids to one barrel of oil conversion ratio, were estimated by our independent petroleum consultants, W.D. Von Gonten & Co. (“Von Gonten”), DeGolyer and MacNaughton (“D&M”), and Lee Keeling and Associates, Inc. (“Keeling”).  Von Gonten and Keeling were engaged for our Texas and Oklahoma properties, respectively, due to their particular expertise in the geographic and geologic areas covered by their reports.  D&M was selected for our properties in the Delhi Field due to their expertise in CO2-EOR projects and to ensure consistency with the Operator who has utilized D&M for their reserves estimates in the Delhi Field. The scope and results of their procedures are summarized in letters from each of those firms, which are included as exhibits to this Annual Report on Form 10-K.

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

June 30, 2010

	Oil	NGLs	Natural Gas	Total Reserves
Reserve Category	(MBbls)	(MBbls)	(MMcf)	(MBOE)	PV-10

PROVED
Developed (9% of Proved)	706	158	1,537	1,119	$31,722,014
Undeveloped (91% of Proved)	9,549	879	5,226	11,299	234,256,329
TOTAL PROVED	10,255	1,037	6,763	12,418	$265,978,343
Product Mix	83%	8%	9%	100%

PROBABLE
Developed (4% of Probable)	301	—	—	301	$5,955,480
Undeveloped (96% of Probable)	5,870	226	4,632	6,868	57,837,249
TOTAL PROBABLE	6,171	226	4,632	7,169	$63,792,729
Product Mix	86%	3%	11%	100%

Changes in Oil and Gas Reserves

During our fiscal year ended June 30, 2012, total proved reserves declined 406 MBOE from 13,847 MBOE at June 30, 2011 to 13,441 MBOE at June 30, 2012.  The decrease is primarily attributable to 208 MBOE of production, downward revisions for our Woodford properties in Oklahoma and lease terminations in Giddings Fields, partially offset by an upward revision at Delhi and extensions in South Texas and acquired well bores in the Giddings Fields.  The upward revision of 210 MBO in proved oil reserves in the Delhi Field is due primarily to a slight acceleration in the projected reversion date of our approximately 24% working interest based on performance to date.  The downward revision of 367 MBOE in Giddings is primarily due to our election to allow certain leases containing proved reserves to expire due to unacceptable economics based on low natural gas prices.  The additions and revisions in our properties were offset by production of 208 MBOE.  See table below for details.

Major changes in reserve categories and significant additions to probable reserves also occurred during fiscal 2012.  Proved developed reserves increased to 60% of proved reserves, a 54% improvement from 39% of proved reserves that were developed at June 30, 2011.  The 2,688 MBO increase in proved developed reserves was largely due to development activities at Delhi, wherein the operator expended $96 million of their capital for the benefit our combined accounts.  We also experienced two major changes in our probable reserves during fiscal 2012.  First, probable reserves increased104% increase over the 6,216 MBOE level at the end of fiscal 2011, to 12,678 MBOE.  Virtually all of the 6,462 MBOE increase in probable reserves was due to the undeveloped acreage positions we acquired in the Mississippian Lime play we acquired in Kay County, OK during fiscal 2012.  Secondly, probable developed reserves at Delhi increased 39% to 2,653 MBO from 1,902 MBO at yearend fiscal 2011, due to capital expenditures mentioned above.  See tables immediately above.

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

Major changes in probable reserves during fiscal 2011 included a 13%, or 953 MBOE, decrease in probable reserves to 6,216 MBOE. The decrease was due to allowing leases covering probable reserves in the Giddings Field to expire due to commodity prices.  At Delhi, probable developed reserves increased 1,601 MBO from 301 MBO at yearend fiscal 2011 to 1,902 MBO at fiscal yearend 2012.

	Delhi	Giddings	Lopez
	Field	Field	Field	Oklahoma	Total
Proved reserves, MBOE
June 30, 2010	9,411.8	2,983.5	—	22.9	12,418.2
Production	(44.1)	(71.3)	(0.6)	(0.4)	(116.4)
Revisions	1,569.7	330.3	61.8	(22.9)	1,938.9
Sales of minerals in place	—	(521.7)	—	—	(521.7)
Improved recovery, extensions and discoveries	—	—	—	128.5	128.5
June 30, 2011	10,937.4	2,720.8	61.2	128.1	13,847.5
Production	(136.1)	(69.3)	(1.8)	(1.0)	(208.2)
Revisions	210.3	(367.4)	(60.2)	(127.1)	(344.4)
Sales of minerals in place	—	—	—	—	—
Improved recovery, extensions and discoveries	—	39.7	106.5	—	146.2
June 30, 2012	11,011.6	2,323.8	105.7	—	13,441.1

Reconciliation of PV-10 to the Standardized Measure of Discounted Future Net Cash Flows

The following table provides a reconciliation of PV-10 of all of our proved properties to the Standardized Measure as shown in Note 17 of the consolidated financial statements.

	For the Years Ended June 30
	2012	2011

Estimated future net revenues	$858,510,526	$741,212,773
10% annual discount for estimated timing of future cash flows	(412,995,901)	(365,874,315)
Estimated future net revenues discounted at 10% (PV-10)	445,514,625	375,338,458
Estimated future income tax expenses discounted at 10%	(161,917,132)	(146,890,504)
Standardized Measure	$283,597,493	$228,447,954

The following table provides a reconciliation of PV-10 of each of our proved properties to the Standardized Measure as shown in Note 17 of the consolidated financial statements.

	For the Years Ended June 30
	2012	2011

Delhi Field	$409,117,412	$333,618,884
Giddings Field	35,609,294	40,800,575
Lopez Field	787,919	470,319
Oklahoma	—	448,680
Estimated future net revenues discounted at 10% (PV-10)	$445,514,625	$375,338,458
Estimated future income tax expenses discounted at 10%	(161,917,132)	(146,890,504)
Standardized Measure	$283,597,493	$228,447,954

Additional detailed information describing the types of properties we own can be found in Item 1. Business — Business Strategy.

Internal Controls Over Reserves Estimation Process and Qualifications of Technical Persons with Oversight for the Company’s Overall Reserve Estimation Process

Our policies regarding internal controls over reserve estimates require reserves to be prepared by an independent engineering firm under the supervision of our Chief Executive Officer and Vice President of Operations and to be in compliance with generally accepted petroleum engineering and evaluation principles and definitions and guidelines established by the SEC.  We provide each engineering firm with property interests, production, current operating costs, current production prices and other information.  This information is reviewed by our Vice President of Operations and our Chief Executive Officer to ensure accuracy and completeness of the data prior to submission to our third party engineering firm. The scope and results of our third party engineering firms’ procedures are summarized in a letter included as an exhibit to this Annual Report on Form 10-K.  A letter which identifies the professional qualifications of each of the independent engineering firms who prepared the reserve reports are also filed as exhibits to this Annual report on Form 10-K.

Proved Undeveloped Reserves

Our proved undeveloped reserves at June 30, 2012 were 5,408 MBOE. Future development costs associated with our proved undeveloped reserves at June 30, 2012 totaled approximately $37.0 million.  The 3,095 MBOE decrease in proved undeveloped reserves from 8,503 MBOE as of June 30, 2011 is primarily attributable to the reclassification of 2,562 MBbls of proved undeveloped oil reserves to the proved developed category in our Delhi Field.

None of our proved undeveloped locations at June 30, 2012 have remained undeveloped for five years from the date of initial recognition as proved undeveloped reserves.

Sales Volumes, Average Sales Prices and Average Production Costs

The following table shows the Company’s sales volumes and average sales prices received for crude oil, natural gas liquids, and natural gas for the periods indicated:

	Year Ended		Year Ended		Year Ended
	June 30, 2012		June 30, 2011		June 30, 2010
Product	Volume	Price	Volume	Price	Volume	Price

Crude oil (Bbls)	151,081	$109.53	57,965	$97.86	29,749	$73.56

Natural gas liquids (Bbls)	12,611	$49.18	18,704	$47.77	27,820	$38.80

Natural gas (Mcf)	266,777	$2.98	238,608	$4.04	407,674	$4.30

Average production costs, including production taxes, per unit of production (using a six to one conversion ratio of Mcf’s to barrels) were approximately $9, $12 and $13 per BOE for the years ended June 30, 2012, 2011 and 2010, respectively.

Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the year ended June 30, 2012 increased 79% to 208,155 BOE, compared to 116,437 BOE for the year ended June 30, 2011.  Our sales volumes for the year ended June 30, 2012 included 136,075 Bbls of oil from Delhi compared to 44,141 Bbls of oil during the previous fiscal year, and 72,080 BOE in aggregate from our Giddings and Lopez Fields in Texas and our Oklahoma properties, compared to 72,296 BOE during the previous fiscal year.

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

First EOR oil production at Delhi began in mid-March 2010.  Our interests in the Delhi Field comprise approximately 82% of our total proved reserves as of June 30, 2012.  The average sales price per barrel of crude oil at Delhi was $111.29 for the year ended June 30, 2012, with no associated production costs.

Production from our properties in the Giddings Field decreased 3% from 71,280 BOE during the fiscal year ended June 2011 to 69,260 BOE during the fiscal year ended June 30, 2012.  Our interests in the Giddings Field consist of 17% of our total proved reserves as of June 30, 2012.  The average sales price per BOE at Giddings was $37.89 for the year ended June 30, 2012. The associated production cost in Giddings for the year ended June 30, 2012 (not including ad valorem and production taxes) was $15.26 per BOE.

Drilling Activity

The following table sets forth our drilling activity.  During 2012 we drilled and completed one gross and net well in the Lopez Field, declared dry two wells in Wagoner County, Oklahoma, and plugged and abandoned one well in our Giddings Field. One well drilled in the Lopez Field is temporarily inactive pending permitting. In 2011, we drilled and completed 3 gross and 0.6 net wells in the Giddings Field.  One gross and net well drilled in 2010 in Wagoner County, Oklahoma was plugged and abandoned during 2011 as a dry hole.

	Year Ended June 30,
	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Productive wells drilled
Development	—	—	3.0	0.6	1.0	1.0
Exploratory	1.0	1.0	—	—	—	—
Total	1.0	1.0	3.0	0.6	1.0	1.0
Nonproductive dry wells drilled
Development	—	—	—	—	—	—
Exploratory	—	—	1.0	1.0	—	—
Total	—	—	1.0	1.0	—	—

Present Activities

As of June 30, 2012 there were 2 gross and 0.8 net wells in Kay County, Oklahoma awaiting completion or in the process of drilling and one gross and 0.45 net salt water disposal well also drilled and completed.

Wells previously drilled and completed waiting on pipeline as of June 30, 2011 in Wagoner County, Oklahoma remain shut-in and we do not expect to establish pipeline connections prior to sale or lease expiration.  One well acquired and re-entered in 2011 and completed in 2012 in Haskell County, Oklahoma was established as a producing well with 5.8 MMCF of sales during 2012.  As of June 30, 2012, that well was temporarily shut-in.

Two gross and net wells were drilled and completed, but waiting on permit, as of June 30, 2012 in the Lopez Field in Texas.  One of the wells is a salt water injection well and one is a producer well.

The operator of the Delhi Field continued to expand the project through drilling and well re-entering activities during 2012.  CO2 injection was increased during the year as additional injection wells were added during the year except for temporary capacity issues late in the fourth quarter as discussed at “Delhi Field EOR” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.  As our interest in the Delhi Field is currently an ORRI, we do not show gross and net well activity in Delhi.

For further discussion, see “Highlights for our fiscal year 2012” and “Looking forward into 2012” under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Delivery Commitments

As of June 30, 2012, we had no delivery commitments.

Productive Wells and Developed Acreage

			Gross (Net)
Area	Gross Developed Acres	Net Developed Acres	Producing Wells		Inactive Producing Wells

Giddings	6,302.5	5,004.9	15.0	(12.6)	1.0	(1.0)
Lopez	654.6	654.6	2.0	(2.0)	1.0	(1.0)
OK	253.0	253.0			3.0	(3.0)
Total	7,210.1	5,912.5	17.0	(14.6)	5.0	(5.0)

Our developed acreage at June 30, 2012 totaled 5,912.5 net acres, of which 5,004.9 net acres were in the Giddings Field comprising a 100% working interest in eleven producing wells, a 99% working interest in one well subject to a back-in reversion of 22.5%, and a 20% BPO WI in three producing wells. One producing well in which we have a 99% working interest is currently shut-in.  We hold 654.6 net acres in Webb and Duval Counties in South Texas comprising a 100% working interest in two producing wells and a third producer currently shut-in waiting on permit.   We also own mineral and overriding royalty interests aggregating 7.4% in our CO2-EOR project in the Delhi Field. Our proved reserves at Delhi are 68% proved developed, but we do not recognize net acres in the EOR project at Delhi prior to reversion of our working interest.

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

Undeveloped Acreage

As of June 30, 2012, we held approximately gross 41,708 and 20,506 net undeveloped acres in the Gulf Coast and Mid-Continent regions of the United States, as follows:

Undeveloped Acreage

Field/Area	Gross Acreage	Net Acreage

Giddings Field, Texas	3,255	3,145
Woodford, Oklahoma	12,702	8,514
Lopez Field, South Texas	237	237
Kay County, Oklahoma	11,878	5,345
Delhi Field, Louisiana *	13,636	3,265
Total	41,708	20,506

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

Our net undeveloped acreage that is subject to expiration over the next three years, if not renewed or extended by option is approximately 6,823 acres in fiscal 2013, 2,895 acres in fiscal 2014, and 3,304 acres in 2015.

For more complete information regarding current year activities, including crude oil and natural gas production, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Item 3. Legal Proceedings

See Note 14 — Commitments and Contingencies under Item 8. Financial Statements for a description of legal proceedings.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is currently traded on the NYSE MKT under the ticker symbol “EPM”.

We initiated trading of our common stock on the OTC Bulletin Board in May 2004, under the symbol “NGSY”.  On July 17, 2006 we qualified for trading on the American Stock Exchange.  The American Stock Exchange was acquired by the NYSE Euronext (NYX) in 2008 and is now known as NYSE MKT.  The following table shows, for each quarter of fiscal year 2012, 2011 and 2010, the high and low sales prices for EPM as reported by the NYSE MKT.

NYSE MKT: EPM

2012:	High	Low
Fourth quarter ended June 30, 2012	$9.71	$7.50
Third quarter ended March 31, 2012	$10.14	$7.97
Second quarter ended December 31, 2011	$8.83	$6.50
First quarter ended September 30, 2011	$7.85	$5.90

2011:	High	Low
Fourth quarter ended June 30, 2011	$8.80	$6.44
Third quarter ended March 31, 2011	$8.39	$5.52
Second quarter ended December 31, 2010	$6.85	$5.50
First quarter ended September 30, 2010	$6.01	$4.10

2010:	High	Low
Fourth quarter ended June 30, 2010	$6.25	$4.61
Third quarter ended March 31, 2010	$5.10	$4.36
Second quarter ended December 31, 2009	$4.67	$2.90
First quarter ended September 30, 2009	$3.34	$2.21

Holders

As of June 30, 2012, there were 27,882,224 shares of common stock issued and outstanding, held by approximately 350 holders of record.

Dividends

We have never declared or paid any cash dividends with respect to our common stock, and we do not intend to do so in the near future. We anticipate that we will retain future earnings for use in the operation and expansion of our business and for the payment of dividends on our Series “A” Perpetual Preferred Stock. Any future determination with regard to the payment of dividends will be at the discretion of the board of directors and will be dependent upon our future earnings, financial condition, applicable dividend restrictions and capital requirements and other factors deemed relevant by the board of directors.

Performance Graph

The following graph presents a comparison of the yearly percentage change in the cumulative total return on our Common Stock over the period from June 30, 2007 to June 30, 2012 with the cumulative total return of the S&P 500 Index and the SIG Oil Exploration and Production Index of publicly traded companies over the same period. The graph assumes that $100 was invested on June 30, 2007 in our common stock at the closing market price at the beginning of this period and in each of the other two indices and the reinvestment of all dividends, if any.

The graph is presented in accordance with requirements of the SEC. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future financial performance.

Securities Authorized For Issuance Under Equity Compensation Plans

	Number of			Number of securities
	securities to		Weighted-average	remaining
	be issued		exercise	available for future
	upon exercise		price of	issuance under
	of outstanding		outstanding	equity compensation
	options,		Options, warrants	plans (excluding
	warrants and		and	securities reflected
	rights		rights	in column (a))
Plan category	(a)		(b)	(1)

Equity compensation plans approved by security holders	4,335,320	(1)	$1.89	1,012,111
Equity compensation plans not approved by security holders	1,038,665	(2)	$1.56	—
Total	5,373,985		$1.83	1,012,111

(1) On May 26, 2004, we, as Reality Interactive, Inc., executed an Agreement and Plan of Merger with Natural Gas Systems, Inc., a Delaware corporation (the “Merger”).  In connection with the Merger, we assumed the obligations of 600,000 stock options under our acquired subsidiary’s 2003 Stock Option Plan.  As of June 30, 2012, 470,000 shares remain issuable upon exercise of stock options under the 2003 Stock Option Plan and no further options shall be issued there under.  As of June 30, 2012, there were 3,945,195 shares of common stock issuable upon exercise of outstanding stock options, 79,875 options that were exercised and 1,542,694 shares of common stock issued directly under the Amended and Restated 2004 Stock Plan, leaving 1,012,111 shares of common stock available for issuance.

(2) In addition to assuming certain obligations listed in footnote 1 above, in connection with the Merger, we also assumed outstanding warrants to purchase shares of common stock issued in connection with arranging the merger and in connection with capital raising.  Total warrants outstanding as of June 30, 2012 related to these activities were 1,165 with a weighted average exercise price of $2.50.  Also included were 1,037,500 warrants with a weighted average exercise price of $1.56 issued in connection with employment and or compensation arrangements, including a warrant to purchase 287,500 shares of common stock in connection with Mr. Herlin’s employment agreement with the Company, a warrant to purchase 200,000 shares in connection with Mr. Mazzanti’s employment agreement with the Company, a warrant to purchase 400,000 shares of common stock in connection with Mr. Herlin’s annual performance incentives, including warrants in lieu of cash bonus, and a warrant to purchase 150,000 shares of common stock in connection with Mr. McDonald’s annual performance incentives, including warrants in lieu of cash bonus.

Recent Sales of Unregistered Securities

On May 3, 2012, the Company sold 65,261 shares of common stock pursuant to a net cashless exercise of placement warrants.  The placement warrants, issued to Laird Cagan, a member of our board of directors, in 2005 in connection with a financing transaction, gave Mr. Cagan the right to purchase 91,200 shares, with a weighted average exercise price of $2.50 per share.  The shares of common stock were issued to Mr. Cagan pursuant to an exemption from registration afforded under Section 4(2) of the Securities Act of 1933.

Item 6. Selected Financial Data

The selected consolidated financial data, set forth below should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements and notes to those consolidated financial statements included elsewhere in this report.

	Year Ended June 30
	2012	2011	2010	2009	2008
Income Statement Data
Revenues	$17,962,038	$7,530,875	$5,021,901	6,095,183	$4,256,128
Lease operating expense	1,708,235	1,298,650	1,616,767	1,281,989	1,255,787
Production taxes	66,764	80,677	48,312	158,794	90,252
Depreciation, depletion, and amortization	1,136,974	563,104	1,818,110	2,461,162	903,214
Accretion expense	77,505	59,913	61,054	37,601	20,196
General and administrative expense (“G&A”) (excluding stock-based compensation)	4,667,291	3,799,377	2,943,843	3,490,466	3,705,751
G&A: Stock-based compensation	1,475,995	1,536,007	2,148,400	2,405,900	1,791,486
Income (loss) from operations	8,829,274	193,147	(3,614,585)	(3,740,729)	(3,510,558)
Other income	3,778	14,214	55,054	122,272	854,130
Income tax provision (benefit)	3,700,922	448,914	(1,171,824)	(1,016,864)	(1,085,454)
Net income (loss) attributable to the Company	$5,132,130	$(241,553)	$(2,387,707)	$(2,601,593)	$(1,570,974)
Dividends on Series A Preferred Stock	630,391	—	—	—	—
Net income (loss) attributable to common shareholders	$4,501,739	$(241,553)	$(2,387,707)	$(2,601,593)	$(1,570,974)

Earnings per share:
Basic	$0.16	$(0.01)	$(0.09)	$(0.10)	$(0.06)
Diluted	$0.14	$(0.01)	$(0.09)	$(0.10)	$(0.06)

	June 30, 2012	June 30, 2011	June 30, 2010	June 30, 2009	June 30, 2008
Balance Sheet Data
Total current assets	$16,769,789	$6,574,312	$6,229,351	$8,873,786	$17,801,070
Total assets	58,955,486	40,168,425	37,195,075	37,828,823	40,365,848
Total current liabilities	5,088,917	2,428,404	1,287,699	1,237,904	4,171,048
Total liabilities	12,332,698	6,703,668	5,717,882	6,072,229	7,362,114
Stockholders’ equity	46,622,788	33,464,757	31,477,193	31,756,594	33,003,734
Common stock outstanding	27,882,224	27,612,916	27,061,376	26,530,317	26,870,439

	Quarter Ended (unaudited)
	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Revenues
Crude oil	$4,334,677	$4,532,942	$4,231,201	$3,448,595	$2,638,138
Natural gas liquids (“NGLs”)	120,442	128,319	182,971	188,455	224,062
Natural gas	126,827	187,273	232,530	247,806	303,072
Total operating revenues	4,581,946	4,848,534	4,646,702	3,884,856	3,165,272
Operating Expense
Lease operating expense (“LOE”)	430,387	662,461	412,470	202,917	348,268
Production taxes	18,839	15,165	18,725	14,035	26,593
Depreciation, depletion, and amortization	302,623	316,665	280,795	236,891	204,141
Accretion expense	20,793	20,124	19,616	16,972	16,599
G&A (excluding stock-based compensation)	1,339,235	1,206,189	1,133,387	988,480	966,676
G&A: Stock-based compensation	349,960	354,469	354,871	416,695	392,593
Total operating expense	2,461,837	2,575,073	2,219,864	1,875,990	1,954,870
Operating income	2,120,109	2,273,461	2,426,838	2,008,866	1,210,402
Interest income (expense), net	(10,808)	628	6,712	7,246	1,180
Net income before income tax benefit	2,109,301	2,274,089	2,433,550	2,016,112	1,211,582
Income tax provision	1,014,144	805,989	1,008,195	872,594	676,692
Net income attributable to the Company	$1,095,157	$1,468,100	$1,425,355	$1,143,518	$534,890
Dividends on Preferred Stock	168,576	168,575	165,405	127,835	—
Net income attributable to common shareholders	$926,581	$1,299,525	$1,259,950	$1,015,683	$534,890

Earnings per share
Basic	$0.03	$0.05	$0.05	$0.04	$0.02
Diluted	$0.03	$0.04	$0.04	$0.03	$0.02

Sales volumes per day
Oil (Bbls)	437.7	445.9	407.8	360.4	256.0
NGL (Bbls)	31.9	33.5	34.2	38.3	44.9
Natural gas (Mcf)	658.7	837.8	759.6	659.9	822.8
Total (BOE)	579.4	619.0	568.5	508.7	438.0

Average sales price
Oil per Bbl	$108.83	$111.71	$112.79	$104.00	$113.25
NGL per Bbl	41.53	42.15	58.18	53.51	54.88
Natural gas per Mcf	2.12	2.46	3.33	4.08	4.05
Total per BOE	86.91	86.08	88.84	83.01	79.42
Per BOE
LOE and production taxes	8.52	12.03	8.24	4.64	9.41
DD&A	5.74	5.62	5.37	5.06	5.12
Accretion expense	0.39	0.36	0.38	0.36	0.42
G&A (excluding stock-based compensation)	25.40	21.41	21.67	21.12	24.25
G&A: Stock-based compensation	6.64	6.29	6.78	8.90	9.85
Total operating expense	46.70	45.72	42.44	40.09	49.05
Operating income	$40.21	$40.36	$46.40	$42.92	$30.37

Earnings attributable to common shareholders	$17.58	$23.07	$24.09	$21.70	$13.42

	Quarter Ended (unaudited)
	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Revenues
Crude oil	$2,638,138	$1,607,521	$778,594	$648,218	$759,344
Natural gas liquids (“NGLs”)	224,062	228,050	231,495	209,918	231,460
Natural gas	303,072	181,504	169,343	310,960	368,387
Total operating revenues	3,165,272	2,017,075	1,179,432	1,169,096	1,359,191
Operating Expense
Lease operating expense (“LOE”)	348,268	284,577	311,224	354,581	482,160
Production taxes	26,593	26,308	13,073	14,703	8,054
Depreciation, depletion, and amortization	204,141	132,516	102,429	124,018	144,766
Accretion expense	16,599	16,233	10,766	16,315	15,954
G&A (excluding stock-based compensation)	966,676	966,628	912,993	953,081	433,064
G&A: Stock-based compensation	392,593	392,533	396,394	354,486	957,595
Total operating expense	1,954,870	1,818,795	1,746,879	1,817,184	2,041,593
Operating income (loss)	1,210,402	198,280	(567,447)	(648,088)	(682,402)
Interest income, net	1,180	1,562	3,705	7,767	7,269
Net income (loss) before income tax provision (benefit)	1,211,582	199,842	(563,742)	(640,321)	(675,133)
Income tax provision) (benefit)	676,692	29,416	(102,207)	(154,987)	(245,712)
Net income (loss)	$534,890	$170,426	$(461,535)	$(485,334)	$(429,421)

Net income (loss) per share — basic and diluted	$0.02	$0.01	$(0.02)	$(0.02)	$(0.02)

Weighted average number of common shares outstanding
Basic	27,612,916	27,521,957	27,457,118	27,160,723	27,137,611
Diluted	31,090,818	30,833,505	27,457,118	27,160,723	27,137,611

Sales volumes per day
Oil (Bbls) - Delhi	219.6	148.1	68.1	49.5	62.9
Other properties
Oil (Bbls)	36.3	36.4	33.5	45.2	46.7
NGL (Bbls)	44.9	50.4	54.6	55.1	64.2
Natural gas (Mcf)	822.8	513.6	505.5	771.8	972.7
Total (BOE)	438.0	320.4	240.4	278.5	335.8

Average sales price
Oil per Bbl - Delhi	$115.25	$98.89	$84.42	$75.14	$76.48
Other properties
Oil per Bbl	101.13	88.38	80.98	73.51	75.77
NGL per Bbl	54.88	50.31	46.12	41.41	39.63
Natural gas per Mcf	4.05	3.93	3.64	4.38	4.16
Total per BOE	79.42	69.94	53.32	45.63	44.47
Per BOE
LOE and production taxes	9.41	10.78	14.66	14.41	16.04
DD&A	5.12	4.59	4.63	4.84	4.74
Accretion expense	0.42	0.56	0.49	0.64	0.52
G&A (excluding stock-based compensation)	24.25	33.52	41.28	37.20	14.17
G&A: Stock-based compensation	9.85	13.61	17.92	13.84	31.33
Total operating expense	49.05	63.06	78.98	70.93	66.80
Operating (loss) income	$30.37	$6.88	$(25.65)	$(25.30)	$(22.33)
Net income (loss) before income taxes	$30.40	$6.93	$(25.49)	$(24.99)	$(22.09)

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

We are focused on increasing underlying asset values on a per share basis.  In doing so, we depend on a conservative capital structure, allowing us to maintain control of our assets for the benefit of our shareholders, including approximately 21.4% beneficially owned by our employees.

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

The assets we exploit currently fit into three types of project opportunities:

•                  Enhanced Oil Recovery (EOR),

•                  Bypassed Primary Resources, and

•                  Unconventional Development.

We expect to fund our base fiscal 2013 development plan from working capital, with any increases to the base plan funded out of working capital, net cash flows from our properties in the Giddings and Delhi Fields and appropriate financing vehicles, including possible additional issuances of our Series A perpetual non-convertible preferred stock.

Highlights for our fiscal year 2012

Oil & Gas Reserves

•                  PV-10 of Proved reserves increased 19% to $446 million from last year’s $375 million, despite a 3% decrease in volumes.  The increase in PV-10 (a non-GAAP measure reconciled to the GAAP measure below) was primarily due to higher average product prices realized during fiscal 2012.  This was modestly offset by a 0.4 million BOE, or 3% decrease in proved reserve quantities due to 0.2 million BOEs of production and 0.2 million BOE in downward revisions net of additions. Positive revisions and additions in Delhi and Giddings were more than offset by negative revisions in Oklahoma and lease expiration of lower valued drilling locations in Giddings.

•                  Proved Developed reserves increased 50% to 8.0 million BOE compared to 2011, or 60% of total proved volumes.  The increase in proved developed reserves is primarily due to the development of 2.6 million net BOE at our Delhi Field that was previously categorized as PUDs.

•                  Our black oil volumes increased from 84% of proved reserves to 87% in 2012.

•                  PV-10 of Probable reserves increased 130% to $174 million, with a 104% increase in volumes to 12.7 million BOEs.  Most of the $99 million increase in PV-10, and virtually all of the 6.5 million BOE increase in probable reserves, was due to assignment of probable reserves to undeveloped leasehold in our Mississippi Lime project in North Central Oklahoma.

•                  At yearend, we refocused our development activities on our Delhi, MS Lime and GARP™ projects going forward. We believe expansion of these opportunities and others that we may add, combined with monetization or exit from our other projects, will optimize shareholder returns going forward.

	Proved			Probable
	2012	2011	Change	2012	2011	Change
Reserves MMBOE	13.4	13.8	(3)%	12.7	6.3	103%

% Developed	60%	39%	21%	21%	27%	(22)%

Liquids %	91%	89%	2%	78%	100%	(22)%

PV-10*	$445	$375	19%	$174	$76	129%
(In millions)

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

Projects

Delhi Field EOR — Northeast Louisiana

As of June 30, 2012, D&M’s independent reserve report for our Delhi interests continues to reflect a reversionary working interest payout date around late calendar 2013, accompanied by a 0.2 million BO increase in proved reserves. Based on this reversion date, we continue to expect to bear approximately $2.2 million of capital expenditures in calendar 2013 and $14.5 million in calendar 2014 to complete the development of proved reserves.  Currently, all of our Delhi production comes from our 7.4% royalty interest that bears no cost or expense.  At reversion, our net revenue interest will increase from 7.4% to 26.5%, and we will begin bearing 23.9% of all costs. We expect that the net cash flow from our combined revenue interest after reversion will more than amply cover the projected remaining capital expenditures.

Year-over-year, proved developed reserves at Delhi increased from 45% to 68% of Delhi proved reserves due to continued investment by the operator and performance in the field.

Annual production increased 208% year-over-year at Delhi from 121 net BO per day (1,633 gross BO per day) to 372 net BO per day (5,021 gross BO per day) as Phase II was fully reflected in production while Phase III installation was completed in the field.  Sequentially, FQ4-2012 daily production sales declined 3% from 405 net BOD (5,474 gross) in FQ3-12 to 391 net BOD (5,274 gross).

The production decline at Delhi is a direct result of temporarily reduced injections of CO2 due to plant turnaround, drilling activity and equipment limitations that were not related to reservoir issues.   High ambient summer temperatures that were in excess of plant cooling capacity reduced the CO2 injection capacity at the field that drives oil production, thus temporarily deferring a portion of oil production until cooler weather prevails.  Looking forward, the operator expects to install additional cooling equipment prior to next summer that should eliminate this issue going forward. In addition, turnaround maintenance at the processing plant also temporarily impacted field production for a few days during the most recent quarter, and very active drilling operations in the field are believed to have impacted injection and production rates.

Currently, Phase IV installation is nearing completion.  Up to six phases are ultimately expected for current proved reserves, with a seventh phase expected later this decade to add four similar reservoirs.   To date, the operator has reported expending $479 million on the project. Our reversion, however, is based solely on our deemed $200 million reversionary payout amount.  Our net production currently is from the 7.4% royalty interest and is free and clear of all cost, except for a pipeline transportation tariff of approximately $2.00 per barrel.  Our realized oil price at Delhi tracks Louisiana Light Sweet oil price, which has been similarly tracking Brent crude oil price during 2012. As a result, our average realized price for the year at Delhi was $111 per barrel.

The impact of higher oil price on our expected reversion date of late calendar 2013 was offset by a more conservative slower ramp up of production forecast by our independent reservoir engineer in the June 30, 2012 report.

See “Estimated Oil and Natural Gas Reserves and Estimated Future Net Revenues” under Item 2. Properties of this Form 10-K for a reconciliation of PV-10 to the Standardized Measure.

Mississippi Lime — North Central Oklahoma, Kay County

As previously announced, we believe the MS Lime fits well with our plans to redeploy near-term Delhi cash flows into one or more new development projects that are oil-focused, utilize our horizontal drilling expertise, have substantial room to expand, exhibit reasonable drilling and completion costs and are easily accessible and scalable.  Accordingly, in April 2012, we entered the Mississippi Lime play in north central Oklahoma through a joint venture (“JV”) to acquire non-operating working interests from a private operator based in Tulsa, Oklahoma.  Our position is in Kay County where the Mississippian Lime formation is well-defined by previous vertical development and historically has shown higher oil content.

At June 30, 2012, our independent reservoir engineers, Pinnacle Energy Services, LLC, assigned probable undeveloped reserves totaling 6.4 million BOE, net to our interest, with a PV-10 of $69 million.  The estimated reserves are 57% black oil and 43% liquids rich natural gas. Our reserves are based on a current 5,405 net acres to our interest (being 45% of the JV) across 114 gross locations on 213 acre spacing, or three locations for each 640 acre section.  On this basis, full development costs are estimated to be $73.5 million, net to our interest, or $11.44 per net BOE. We are developing the leasehold initially on 160 acre spacing based on current industry expectations.

With our JV partner, we collectively hold 11,878 net acres across 38 mostly contiguous sections averaging approximately 49% of the total gross acres.  We expect to substantially increase our net acreage through forced pooling in these sections.  We may also choose to acquire further “bolt-on” acreage, which would increase our capital requirements and potential reserves.

Our JV agreement requires us to drill three firm commitment wells, including one saltwater disposal well and two producer wells.  As of this filing, all commitment wells have been drilled with the two producer wells waiting on hydraulic fracturing currently scheduled for September.  Mississippian Lime wells typically require initial dewatering before significant oil and gas production is realized, and peak production rates may not be realized until several months after first production. At this time, we expect to monitor the production from the first two wells for several months before commencing a one drilling rig program.

GARP™ - Worldwide

During 2012, we entered into two commercialization agreements to install GARP™ in two wells in the Giddings Field.  Both tests were completed with excellent results. In both wells, we were able to significantly increase production and reserves while substantially extending the economic lives and retaining leases.

Due to the success in both ventures, we are now in discussions to expand the application of GARP™ to larger groups of wells with the two partners and expect to use the success to enter into additional agreements.

Giddings Field — Central Texas

Production declined 3% to 189 net BOE per day from 195 net BOE in fiscal 2011.   Proved reserves declined 0.33 million BOE, excluding 69 MBOE of production.  The slight decline in production was due to normal depletion partially offset by the addition of two commercial GARP™ demonstration wells we brought online with industry partners during fiscal 2012.  Declines in proved reserves were due to expiring leases on three Giddings locations that we elected to not renew due to subpar economics driven by natural gas prices, consistent with our de-emphasis of Giddings.  Accordingly, the PV-10 of proved reserves at Giddings declined 13% from $40.8 million in fiscal 2011 to $35.6 million at June 30, 2012.

We continue to consider monetization of our Giddings assets not associated with our GARP™ business.

Lopez Field — South Texas

We drilled and completed two producing wells and two salt water injection wells during 2012.  Continued issues with inadequate injection rates led us to expend considerable, unexpected levels of operating expense during the year to develop improved injection capacity.  During the third quarter, our efforts resulted in the first drilled producer consistently producing at an oil rate greater than expected on high fluid volumes.  During the quarter ended June 30, 2012, the Lopez #5 averaged over 16 BO per day.  The second drilled producer is waiting on new regulatory permits as log results convinced us to convert the drilled injection well with the drilled producer. Our independent reservoir engineer, W.D. Von Gonten, assigned 14 MBO of net proved reserves to the Lopez well based on limited production history, assigned 91.5 MBO of proved undeveloped reserves to six drilling locations and 475 MBO of probable reserves to 32 drilling locations.

Our interest in and development of the Lopez Field was based on the ability to prove the concept of redeveloping old oil fields with high water rates and extending that knowledge to similar fields in the region.

Operations

•                  Fiscal 2012 net income was $4.5 million, a $4.7 million increase over fiscal 2011’s $0.2 million loss.

•                  Revenues in fiscal 2012 increased 139% to $18 million, compared to $7.5 million in fiscal 2011.  The revenue increase was due to a 79% BOE increase in sales volumes to 208 MBOE, aided by a 33% increase in realized prices averaging $86.29 per BOE.  By far, Delhi was the largest contributor due to its 208% sales volume increase on a 9.3% increase in realized average prices to $111.29 per BO.

•                  Operating costs in fiscal 2012 increased 24% to $9.1 million, while declining 28% on a BOE basis to $44 per BOE.  The key drivers to the $1.8 million increase in operating costs were a $0.4 million increase in lease operating expense due to work on water disposal issues at Lopez Field, a $0.6 million increase in depletion expense due to the 79% increase in production volumes, and a $0.8 million increase in G&A, largely due to higher incentive compensation, litigation and public reporting costs associated with becoming an accelerated filer.

•                  Non-cash, stock-based compensation expense of $1.5 million comprised 24% of general and administrative expense for fiscal 2012.  Non-cash, stock-based compensation expense remains an important part of our total compensation program, as a small company in competition for talented staff with numerous, more established other companies, to help motivate and retain high performing employees and consultants, in addition to conserving our cash resources.

For further details, see “Results of Operations” below.

Finances

•                  We ended the year with $11.7 million of working capital, compared to $4.1 million at June 30, 2011.  At June 30, 2012, working capital included $14.7 million of cash, cash equivalents and short-term certificates of deposit.   The $7.6 million increase in our working capital since June 30, 2011 was due primarily to $10.4 million of net cash provided from operating activities, before changes in working capital, while the $6.6 million used in investing activities was virtually funded by the $6.4 million provided by financing activities.

•                  Cash flows from operations covered our general and administrative expenses and all of our capital expenditures.  Cash flows from operations were $10.4 million during the year ended June 30, 2012.

•                  In early July 2011, we added $6.9 million of liquidity through permanent equity via proceeds from sales of our Series A Preferred Stock.  We continue to believe this vehicle may provide us a vehicle for further anti-dilutive raises, as, if and when we need it and the markets are open.

•                  We added an unsecured standby credit facility in the amount of $5 million, none of which has been drawn down as of the date of this filing.

•                  We remained debt free. All of our expenditures were funded solely by working capital and we ended our fiscal year with no funded debt.

Looking forward into 2013

We currently expect to be active during fiscal 2013 in the Mississippi Lime and through our GARP™ artificial lift technology, and funding our activity through existing working capital and internally generated cash flows from operations.  We also are considering other projects meeting our strict criteria. These activities are intended to further our goal of maturing projects outside of Delhi and de-risking their future capital investment and associated production for near term value creation.  At the same time, we expect production at Delhi to continue to increase as Phase III contributes to production and Phase IV is put into operation through incremental CO2 injection.

Our base case capital budget of $10 million will be primarily focused on:

•                  $8 million in the Mississippian Lime to complete our commitment wells and expand with 5-6 additional wells

•                  $1 million for initial projected GARP™ installations through current commercialization agreements

•                  $1 million for certain other projects

•                  Additional funding of other projects including Giddings, subject to non-monetization and commodity prices

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

Liquidity and Capital Resources

At June 30, 2012, our working capital was $11.7 million and we continued to be debt free.  This compares to working capital of $4.1 million at June 30, 2011.  The $7.6 million increase in working capital since June 30, 2011, was due primarily to $10.4 million of operating cash inflows as investing cash outflows were mostly offset by financing cash inflows reflecting the issuance of preferred stock during the current year.  Of the $8.9 million of capital expenditures incurred during our fiscal year ended June 30, 2012, $5.6 million was for leasehold acquisitions and $3.3 million was for development activities.  Development activities were primarily in the Lopez Field in Texas and Mississippian Lime project in Oklahoma.  Capital expenditures were partially offset by sales of unproved leases in the amount of $0.8 million.

Cash Flows from Operating Activities

Cash flows provided by operating activities for the year ended June 30, 2012 were $10.4 million, reflecting $5.2 million of net income and $5.2 million provided by noncash expenses.  Working capital items were essentially unchanged from the prior year.    Included in noncash expenses were $1.2 million of depreciation, depletion and amortization; $1.5 million of stock-based compensation; and $2.5 million of deferred income taxes.

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

Cash Flows from Investing Activities

Cash paid for oil and gas capital expenditures during the year ended June 30, 2012 was $7.0 million.  Of these expenditures, $3.7 million was for leasehold acquisitions, principally in the Mississippi Lime in Oklahoma, and $3.3 million was for development activities.  Development expenditures were primarily in the Lopez Field where four wells were drilled with remaining expenditures made in the Mississippi Lime and the Giddings Field in Texas.

Oil and gas capital expenditures incurred were $8.9 million for the year ended June 30, 2012.  This amount can be reconciled to $7.0 million of cash capital expenditures on the cash flow statement by adjusting them for non-cash transactions, such as accrued capital expenditures presented at Note 9 — “Supplemental Cash Flow Information”.

At June 30, 2012 the company had advanced $224,206 of cash for its share of development costs to be incurred by its joint venture partner in the Mississippian Lime play and recorded a $1,142,715 advance to be paid subsequent to June 30, 2012.  This amount can be reconciled to cash advances to operator on the cash flow statement by adjusting for the related amount accrued as represented in the statement’s supplemental information.

During the year ended June 30, 2012, we received $0.8 million for the sale of a portion of our Woodbine lease rights.

Cash paid for oil and gas capital expenditures during our fiscal year ended June 30, 2011was $3.5, which includes net payments on accounts payable of $0.1 million relating to expenditures for oil and natural gas properties.  During the year ended June 30, 2011, we received $0.2 million for a lease sale in the Giddings Field.

During the year ended June 30, 2011, $1.1 million of certificates of deposit matured.

During the year ended June 30, 2010, we purchased $1.4 million in short-term certificates of deposit and $2.1 million of certificates of deposit matured.

Cash Flows from Financing Activities

During the year ended June 30, 2012, we received $6.9 million of net proceeds from the issuance of 317,319 shares of our 8.5% Series A perpetual preferred stock after all offering costs and we paid $0.6 million of dividends thereon.  As a result of the unsecured revolving credit agreement entered into February 2012, the company incurred deferred loan costs of $163,257 during the current year.  The facility, with availability of $5.0 million, is yet to be drawn upon.  The company is in compliance with all covenants of the agreement.

During the year ended June 30, 2011, we received $0.1 million due to the exercise of stock options and $0.2 million for windfall tax benefit received in 2010.

There were no significant cash flows from financing activities during the year ended June 30, 2010.

Capital Budget

We expect to fund our fiscal 2013 Plan with internally generated funds, our working capital and future joint ventures.  Increases in our activity level over the planned operations will be funded from working capital, joint ventures, project financing, selective divestments of noncore assets, from additional sales of our 8.5% Preferred Stock, or from borrowings under our revolving credit agreement.

Results of Operations

Year ended June 30, 2012 compared with the year ended June 30, 2011

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Year Ended
	June 30			%
	2012	2011	Variance	change

Sales Volumes, net to the Company:

Delhi — crude oil Royalty (Bbl)	136,074	44,141	91,933	208%

Other properties
Crude oil (Bbl)	15,006	13,824	1,182	9%

NGLs (Bbl)	12,611	18,704	(6,093)	(33)%

Natural gas (Mcf)	266,787	238,608	28,179	12%
Crude oil, NGLs and natural gas (BOE)	208,156	116,437	91,719	79%

Revenue data:

Delhi — crude oil	$15,143,770	$4,493,240	$10,650,530	237%

Other properties
Crude oil	1,403,645	1,179,231	224,414	19%

NGLs	620,187	893,525	(273,338)	(31)%

Natural gas	794,436	964,879	(170,443)	(18)%
Total revenues	17,962,038	7,530,875	$10,431,163	139%

Average price:
Delhi — crude oil	$111.29	$101.79	$9.50	9%
Other properties
Crude oil (per Bbl)	93.54	85.30	8.24	10%
NGLs (per Bbl)	49.18	47.77	1.41	3%
Natural gas (per Mcf)	2.98	4.04	(1.06)	(26)%
Crude oil, NGLs and natural gas (per BOE)	$86.29	$64.68	$21.61	33%

Expenses (per BOE)
Lease operating expenses and production taxes	$8.53	$11.85	$(3.32)	(28)%
Depletion expense on oil and natural gas properties (a)	$5.22	$4.55	$0.67	15%

(a)         Excludes depreciation of office equipment, furniture and fixtures, and other asset amortization totaling $38,167 and $33,600, for the year ended June 30, 2012 and 2011, respectively.  For the 2012 period only, other asset amortization of $11,787 is also excluded.

Net income (loss) attributable to common shareholders.  For the year ended June 30, 2012, we reported a net income of $4,501,739 or $0.16 income per share (which includes $1,475,995 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $17,962,038.  This compares to a loss $241,553, or $0.01 loss per share (which includes $1,536,007 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $7,530,875 for the year ended June 30, 2011.  The difference was primarily due to an increase in crude oil revenues of $10,431,163 partially offset by $1,795,036 of increased operating expenses, higher income tax expense of $3,252,008 and preferred dividends of $630,391.  Additional details of earnings components are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the year ended June 30, 2012 increased 79% to 208,156 BOE, compared to 116,437 BOE for the year ended June 30, 2011.

Our crude oil sales volumes for the year ended June 30, 2012 included 136,074 Bbls of oil from Delhi,  13,160 Bbls of oil from our properties in the Giddings Field in Texas and 1,846 Bbls of oil from our South Texas properties.  Our crude oil sales volumes for the year ended June 30, 2011 included 44,141 Bbls of oil from Delhi (of which 19,988 Bbls of oil were sold during the 4th quarter of 2011), 13,434 Bbls from the Giddings Field properties and 390 Bbls from the South Texas properties.

Entirely from our properties in the Giddings Field, our natural gas liquids production was 12,611 and 18,704 Bbls, respectively, for the years ended June 30, 2012 and 2011.

Natural gas production for the year ended June 30, 2012, included 5,840 Mcf from our properties in Oklahoma and 260,937 Mcf from our properties in the Giddings Field.  For the year ended June 30, 2011, natural gas production included 3,757 Mcf from our properties in Oklahoma and 234,851 Mcf from our properties in the Giddings Field.

Petroleum Revenues.  Total revenue increased 139% for the year ended June 30, 2012.  This was due to volume increases of 161% for oil and 12% for natural gas, partially offset by a 33% decline in gas liquids production, and an increase in average price received per BOE, from $65 per BOE for the year ended June 30, 2011 to $86 per BOE for the year ended June 30, 2012.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the year ended June 30, 2012 increased 29% compared to the year ended June 30, 2011, reflecting costs associated with four wells drilled in the Lopez Field and workovers on two of its salt water disposal wells and 3 well bores acquired in the Giddings Fields.  Lease operating expense and production taxes per barrel of oil equivalent decreased 28% from $11.85 per BOE during fiscal 2011, to $8.53 per BOE during fiscal 2012.

General and Administrative Expenses (“G&A”).  G&A expenses increased 15% to $6.1 million for the year ended June 30, 2012, compared to $5.3 million for the year ended June 30, 2011.   The increase primarily reflected higher accrued performance bonus, legal expenses, consulting services, employee pay rate adjustments and board fees.  Non-cash stock-based compensation of $1,475,995 (24% of total G&A) and $1,536,007 (29% of total G&A) for the year ended June 30, 2012 and 2011, respectively, is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and, as a result, will likely continue to be a significant component of our G&A costs.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A increased by 102% to $1,136,974 for year ended June 30, 2012, compared to $563,104 for the year ended June 30, 2011.  The increase is primarily due to a 79% increase in net sales volumes, and a higher annual depletion rate ($5.22 vs. $4.55) per BOE.  The higher depletion rate is due to our transfer of all remaining non-amortizing/unevaluated leasehold costs to our full cost pool during fiscal 2012, other than our Mississippi Lime acreage.

Year ended June 30, 2011 compared with the year ended June 30, 2010

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Year Ended
	June 30			%
	2011	2010	Variance	change

Sales Volumes, net to the Company:

Delhi — crude oil Royalty (Bbl)	44,141	6,333	37,808	597%

Other properties
Crude oil (Bbl)	13,824	23,416	(9,592)	(41)%

NGLs (Bbl)	18,704	27,820	(9,116)	(33)%

Natural gas (Mcf)	238,608	407,674	(169,066)	(41)%
Crude oil, NGLs and natural gas (BOE)	116,437	125,515	(9,078)	(7)%

Revenue data:

Delhi — crude oil	$4,493,240	$485,032	$4,008,208	826%

Other properties
Crude oil	1,179,231	1,703,227	(523,996)	(31)%

NGLs	893,525	1,079,383	(185,858)	(17)%

Natural gas	964,879	1,754,259	(789,380)	(45)%
Total revenues	7,530,875	5,021,901	$2,508,974	50%

Average price:
Delhi — crude oil	$101.79	$76.59	$25.20	33%
Other properties
Crude oil (per Bbl)	85.30	72.74	12.56	17%
NGLs (per Bbl)	47.77	38.80	8.97	23%
Natural gas (per Mcf)	4.04	4.30	(0.26)	(6)%
Crude oil, NGLs and natural gas (per BOE)	$64.68	$40.01	$24.67	62%

Expenses (per BOE)
Lease operating expenses and production taxes	$11.85	$13.27	$(1.42)	(11)%
Depletion expense on oil and natural gas properties (a)	$4.55	$14.10	$(9.55)	(68)%

(a)         Excludes depreciation of office equipment, furniture and fixtures, and other of $33,600 and $48,699, for the year ended June 30, 2011 and 2010, respectively.

Net loss attributable to common shareholders   For the year ended June 30, 2011, we reported a net loss of $241,553, or $0.01 loss per share (which includes $1,536,007 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $7,530,875.  This compares to a net loss of $2,387,707 or $0.09 loss per share (which includes $2,148,400 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $5,021,901 for the year ended June 30, 2010.  The decrease in net loss was primarily due to an increase in our revenues of $2,508,974 and a decrease in operating costs of $1,298,758 (primarily related to a decrease in depreciation, depletion, and amortization).  Additional details of the components of net loss are explained in greater detail below.

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

Our natural gas liquids production was entirely from our properties in the Giddings Field for the years ended June 30, 2011 and 2010.

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

Net loss attributable to common shareholders.  For the year ended June 30, 2010, we reported a net loss of $2,387,707, or $0.09 loss per share (which includes $2,148,400 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $5,021,901.  This compares to a net loss of $2,601,593, or $0.10 loss per share (which includes $2,405,900 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $6,095,183 for the year ended June 30, 2009.  A decrease in our revenues of $1,073,282 was offset by decreases in operating costs of $1,199,426 (primarily related to a decrease in G&A and depreciation, depletion, and amortization), and an increase in our income tax benefit of $154,960.  Additional details of the components of net loss are explained in greater detail below.

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

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services.  Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our lease operating expenses and our capital expenditures.  During fiscal 2012, we saw modest increases in drilling and oilfield services costs over prior years.  Product prices, operating costs and development costs may not always move in tandem.

Known Trends and Uncertainties.  General worldwide economic conditions continue to be uncertain and volatile.  Concerns over uncertain future economic growth are affecting numerous industries, companies, as well as consumers, which impact demand for crude oil and natural gas.  If demand decreases in the future, it may put downward pressure on crude oil and natural gas prices, thereby lowering our revenues and working capital going forward.  In addition, our lease operating expenses and their percentage of our revenues are likely to increase as our working interest production increases at our Mississippian Lime Play, reversion of our back-interest at Delhi or other additions to our working interest production that would dilute extraordinary margins we have enjoyed from our mineral and overriding royalty interests at Delhi.

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

Contractual Obligations and Other Commitments

The table below provides estimates of the timing of future payments that, as of June 30, 2012, we are obligated to make under our contractual obligations and commitments. We expect to fund these contractual obligations with cash on hand and cash generated from operations.

	Payments Due by Period
	Total	Less than 1 Year	2 – 3 Years	4 – 5 Years	After 5 Years

Contractual Obligations
Operating lease	649,295	159,011	318,022	172,262	—
Purchase commitment in connection with joint interest agreement	1,880,815	1,880,815	—	—	—
Other Obligations
Asset retirement obligations	968,677	—	—	—	968,677
Total obligations	$3,498,787	$2,039,826	$318,022	$172,262	$968,677

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we select certain accounting policies and make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period.  These policies, together with our estimates have a significant effect on our consolidated financial statements.  Our significant accounting policies are included in Note 2 to the consolidated financial statements.  Following is a discussion of our most critical accounting estimates, judgments and uncertainties that are inherent in the preparation of our consolidated financial statements.

Oil and Natural Gas Properties.  Companies engaged in the production of oil and natural gas are required to follow accounting rules that are unique to the oil and gas industry.  We apply the full cost accounting method for our oil and natural gas properties as prescribed by SEC Regulation S-X Rule 4-10.  Under this method of accounting, the costs of unsuccessful, as well as successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration and development activities but does not include any costs related to production, general corporate overhead or similar activities. Gain or loss on the sale or other disposition of oil and gas properties is not recognized, unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves.  Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties and include non-producing leasehold, geological and geophysical costs associated with leasehold or drilling interests and exploration drilling costs. We exclude these costs until the property has been evaluated. Costs are transferred to the full cost pool as the properties are evaluated.  As of June 30, 2012, our total unevaluated costs were $6.0 million, all of which was associated with our Mississippi Lime leasehold position in North Central Oklahoma.  If these costs were evaluated and included in our full cost pool, with no increases in our proved reserves as of June 30, 2012, our depreciation, depletion and amortization expense would have increased by approximately $24,000.

Estimates of Proved Reserves.  The estimated quantities of proved oil and natural gas reserves have a significant impact on the underlying financial statements.  The estimated quantities of proved reserves are used to calculate depletion expense, and the estimated future net cash flows associated with those proved reserves is the basis in determining impairment under the quarterly ceiling test calculation.  The process of estimating oil and natural gas reserves is very complex, requiring significant decisions in the evaluation of all available geological, geophysical, engineering and economic data. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information, including reservoir performance, additional development activity, new geological and geophysical data, additional drilling, technological advancements, price changes and other economic factors.  As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that the reported reserve estimates represent the most accurate assessments possible, including the hiring of independent engineers to prepare our reserve estimates, the subjective decisions and variances in available data for the properties make these estimates generally less precise than other estimates included in our financial statements.  Material revisions to reserve estimates and / or significant changes in commodity prices could substantially affect our estimated future net cash flows of our proved reserves, affecting our quarterly ceiling test calculation and could significantly affect our depletion rate.  A 10% decrease in commodity prices used to determine our proved reserves and Standardized Measure as of June 30, 2012, would not have resulted in an impairment of our oil and natural gas properties.  Holding all other factors constant, a reduction in the Company’s proved reserve estimate at June 30, 2012 of 5%, 10% and 15% would affect depreciation, depletion and amortization expense by approximately $15,000, $31,000 and $49,000, respectively.

On December 31, 2008, the SEC issued its final rule on the modernization of reporting oil and gas reserves.  The new rule allows consideration of new technologies in evaluating reserves, allows companies to disclose their probable and possible reserves to investors, requires reporting of oil and gas reserves using an average price based on the previous 12-month unweighted arithmetic average first-day-of-the-month price rather than year-end prices, revises the disclosure requirements for oil and gas operations, and revises accounting for the limitation on capitalized costs for full cost companies.  The new rule became effective for our Annual Report on Form 10-K for the most recent fiscal year ended June 30, 2010 and did not have a material effect on our financial statements.

Valuation of Deferred Tax Assets.  We make certain estimates and judgments in determining our income tax expense for financial reporting purposes.  These estimates and judgments occur in the calculation of certain tax assets and liabilities that arise from differences in the timing and recognition of revenue and expense for tax and financial reporting purposes.  Our federal and state income tax returns are generally not prepared or filed before the consolidated financial statements are prepared or filed; therefore, we estimate the tax basis of our assets and liabilities at the end of each period as well as the effects of tax rate changes, tax credits, and net operating loss carry backs and carry forwards.  Adjustments related to these estimates are recorded in our tax provision in the period in which we file our income tax returns. Further, we must assess the likelihood that we will be able to recover or utilize our deferred tax assets (primarily our net operating loss).  If recovery is not likely, we must record a valuation allowance against such deferred tax assets for the amount we would not expect to recover, which would result in an increase to our income tax expense.  As of June 30, 2012, we have recorded a valuation allowance for the portion of our net operating loss that is limited by IRS Section 382.

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

Stock-based Compensation.  We estimate the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model.  This valuation method requires the input of certain assumptions, including expected stock price volatility, expected term of the award, the expected risk-free interest rate, and the expected dividend yield of the Company’s stock.  The risk-free interest rate used is the U.S. Treasury yield for bonds matching the expected term of the option on the date of grant.  Our dividend yield is zero, as we do not pay a dividend.  Because of our limited trading experience of our common stock and limited exercise history of our stock option awards, estimating the volatility and expected term is very subjective.  We base our estimate of our expected future volatility, on peer companies whose common stock has been trading longer than ours, along with our own limited trading history while operating as an oil and natural gas producer.  Future estimates of our stock volatility could be substantially different from our current estimate, which could significantly affect the amount of expense we recognize for our stock-based compensation awards.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as of June 30, 2012.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Evolution Petroleum Corporation

Houston, Texas

We have audited the accompanying consolidated balance sheets of Evolution Petroleum Corporation and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Evolution Petroleum Corporation and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Evolution Petroleum Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated September 13, 2012 expressed an unqualified opinion on the effectiveness of Evolution Petroleum Corporation’s internal control over financial reporting.

/s/ Hein & Associates LLP

Houston, Texas

September 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Evolution Petroleum Corporation

Houston, Texas

We have audited Evolution Petroleum Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Evolution Petroleum Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Evolution Petroleum Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Evolution Petroleum Corporation and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2012, and our report dated September 13, 2012, expressed an unqualified opinion.

/s/ Hein & Associates LLP

Houston, Texas

September 13, 2012

Evolution Petroleum Corporation and Subsidiaries

Consolidated Balance Sheets

	June 30,	June 30,
	2012	2011
Assets
Current assets
Cash and cash equivalents	$14,428,548	$4,247,438
Certificates of deposit	250,000	250,000
Restricted cash from joint interest partner	—	118,194
Receivables
Oil and natural gas sales	1,343,347	1,559,404
Joint interest partner	96,151	86,105
Income taxes	92,885	28,680
Other	190	167
Deferred tax asset	325,235	—
Prepaid expenses and other current assets	233,433	67,852
Total current assets	16,769,789	6,357,840

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties — full-cost method of accounting, of which $6,042,094 and $2,940,199 at June 30, 2012 and 2011, respectively, were excluded from amortization	40,476,172	33,447,564
Other property and equipment	92,271	69,262
Total property and equipment	40,568,443	33,516,826

Advances to joint interest operating partner	1,366,921	—
Other assets	250,333	77,287

Total assets	$58,955,486	$39,951,953

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$407,570	$514,177
Due to joint interest partner	3,217,975	105,567
Accrued payroll	1,005,624	682,850
Royalties payable	294,013	742,651
State and federal taxes payable	91,967	82,122
Other current liabilities	71,768	84,565
Total current liabilities	5,088,917	2,211,932

Long term liabilities
Deferred income taxes	6,205,093	3,330,266
Asset retirement obligations	968,677	859,586
Deferred rent	70,011	85,412

Total liabilities	12,332,698	6,487,196

Commitments and contingencies (Note 14)

Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized: 8.5% Series A Cumulative Preferred Stock, 1,000,000 shares designated, 317,319 shares issued and outstanding at June 30, 2012, with a total liquidation preference of $7,932,975 ($25.00 per share)	317	—
Common stock; par value $0.001; 100,000,000 shares authorized; issued 28,670,424 shares; outstanding 27,882,224 shares and 27,612,916 shares as of June 30, 2012 and 2011, respectively	28,670	28,400
Additional paid-in capital	29,416,914	20,761,209
Retained earnings	18,058,909	13,557,170
	47,504,810	34,346,779
Treasury stock, at cost, 788,200 shares as of June 30, 2012 and June 30, 2011	(882,022)	(882,022)

Total stockholders’ equity	46,622,788	33,464,757

Total liabilities and stockholders’ equity	$58,955,486	$39,951,953

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30,
	2012	2011	2010
Revenues
Crude oil	$16,547,415	$5,672,471	$2,188,259
Natural gas liquids	620,187	893,525	1,079,383
Natural gas	794,436	964,879	1,754,259
Total Revenues	17,962,038	7,530,875	5,021,901

Operating Costs
Lease operating expenses	1,708,235	1,298,650	1,616,767
Production taxes	66,764	80,677	48,312
Depreciation, depletion and amortization	1,136,974	563,104	1,818,110
Accretion of asset retirement obligations	77,505	59,913	61,054
General and administrative expenses *	6,143,286	5,335,384	5,092,243
Total operating costs	9,132,764	7,337,728	8,636,486

Income (loss) from operations	8,829,274	193,147	(3,614,585)

Other
Interest income	25,728	14,214	55,054
Interest (expense)	(21,950)	—	—

Net income (loss) before income tax provision (benefit)	8,833,052	207,361	(3,559,531)

Income tax provision (benefit)	3,700,922	448,914	(1,171,824)

Net income (loss) attributable to the Company	5,132,130	(241,553)	(2,387,707)

Dividends on Preferred Stock	630,391	—	—

Net income (loss) attributable to common shareholders	$4,501,739	$(241,553)	$(2,387,707)

Earnings (loss) per common share

Basic	$0.16	$(0.01)	$(0.09)

Diluted	$0.14	$(0.01)	$(0.09)

Weighted average number of common shares outstanding

Basic	27,784,298	27,437,496	27,004,066
Diluted	31,609,929	27,437,496	27,004,066

*General and administrative expenses for the year ended June 30, 2012, 2011 and 2010 included non-cash stock-based compensation expense of $1,475,995, $1,536,007 and $2,148,400, respectively.

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Cash Flow

	Year Ended June 30,
	2012	2011	2010
Cash Flows From Operating Activities
Net income (loss) attributable to the Company	$5,132,130	$(241,553)	$(2,387,707)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	1,150,454	563,104	1,818,110
Stock-based compensation	1,475,995	1,536,007	2,148,400
Accretion of asset retirement obligations	77,505	59,913	61,054
Settlement of asset retirement obligations	(61,936)	(1,847)	—
Deferred income taxes	2,549,592	380,386	(771,437)
Deferred rent	(15,401)	3,777	3,777
Other	—	32,080	5,717
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	216,057	(1,023,038)	(4,048)
Receivables from income taxes and other	(64,194)	687,228	1,512,041
Due to/from joint interest partners	139,705	(87,743)	—
Prepaid expenses and other current assets	(165,581)	90,652	3,947
Accounts payable and accrued expenses	379,873	497,783	65,144
Royalties payable	(448,638)	521,589	2,585
Income taxes payable	9,845	36,778	(112,402)
Net cash provided by operating activities	10,375,406	3,055,116	2,345,181

Cash Flows from Investing Activities
Proceeds from asset sales	799,610	231,326	—
Development of oil and natural gas properties	(3,291,921)	(2,509,652)	(3,280,425)
Acquisitions of oil and natural gas properties	(3,768,162)	(997,279)	(517,530)
Capital expenditures for other equipment	(61,176)	(864)	—
Advances to joint venture operating partner	(224,206)	—	—
Maturities of certificates of deposit	—	1,100,000	2,059,147
Purchases of certificates of deposit	—	—	(1,350,000)
Other assets	(35,056)	(48,702)	(13,220)
Net cash used in investing activities	(6,580,911)	(2,225,171)	(3,102,028)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock, net	6,930,535	—	—
Proceeds from issuance of restricted stock	—	28	42
Proceeds from the exercise of stock options	—	106,049	3,300
Preferred stock dividends paid	(630,391)	—	—
Deferred loan costs	(163,257)	—	—
Windfall tax benefit	249,728	173,157	—
Net cash provided by financing activities	6,386,615	279,234	3,342

Net increase (decrease) in cash and cash equivalents	10,181,110	1,109,179	(753,505)

Cash and cash equivalents, beginning of period	4,247,438	3,138,259	3,891,764

Cash and cash equivalents, end of period	$14,428,548	$4,247,438	$3,138,259

See accompanying notes to consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the Years ended June 30, 2012, 2011 and 2010

					Additional			Total
	Preferred		Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Stock	Equity
Balance, July 1, 2009			26,530,317	$27,318	$16,424,868	$16,186,430	$(882,022)	$31,756,594
Issuance of common stock to certain employees in lieu of cash payment of 2009 bonus	—	—	138,224	138	370,302	—	—	370,440
Issuance of restricted common stock	—	—	386,914	387	(345)	—	—	42
Exercise of stock warrants	—	—	133,005	133	(133)	—	—	—
Exercise of stock options	—	—	3,000	3	3,297	—	—	3,300
Forfeiture of restricted common stock	—	—	(130,084)	(130)	130	—	—	—
Windfall tax benefit	—	—	—	—	173,157	—	—	173,157
Stock-based compensation	—	—	—	—	1,561,367	—	—	1,561,367
Net loss	—	—	—	—	—	(2,387,707)	—	(2,387,707)
Balance, June 30, 2010	—	—	27,061,376	27,849	18,532,643	13,798,723	(882,022)	31,477,193
Issuance of common stock to certain employees in lieu of cash payment of 2010 bonus	—	—	106,927	107	586,926	—	—	587,033
Issuance of restricted common stock	—	—	303,603	303	(275)	—	—	28
Exercise of stock warrants	—	—	58,350	58	(58)	—	—	—
Exercise of stock options	—	—	86,875	87	105,962	—	—	106,049
Forfeiture of restricted common stock	—	—	(4,215)	(4)	4	—	—	—
Stock-based compensation	—	—	—	—	1,536,007	—	—	1,536,007
Net loss	—	—	—	—	—	(241,553)	—	(241,553)
Balance, June 30, 2011	—	—	27,612,916	28,400	20,761,209	13,557,170	(882,022)	33,464,757
Issuance of preferred stock	317,319	317	—	—	7,932,658	—	—	7,932,975
Preferred stock issuance costs	—	—	—	—	(1,002,440)	—	—	(1,002,440)
Issuance of restricted common stock	—	—	196,106	196	(162)	—	—	34
Exercise of stock warrants	—	—	65,261	66	(66)	—	—	—
Exercise of stock options	—	—	7,941	8	(8)	—	—	—
Stock-based compensation	—	—	—	—	1,475,995	—	—	1,475,995
Windfall tax benefit	—	—	—	—	249,728	—	—	249,728
Net income	—	—	—	—	—	5,132,130	—	5,132,130
Preferred Stock dividends	—	—	—	—	—	(630,391)	—	(630,391)
Balance, June 30, 2012	317,319	317	27,882,224	$28,670	$29,416,914	$18,058,909	$(882,022)	$46,622,788

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

Principles of Consolidation and Reporting.  Our consolidated financial statements include the accounts of EPM and its wholly-owned subsidiaries: NGS Sub Corp and its wholly owned subsidiary, Tertiaire Resources Company, NGS Technologies, Inc., Evolution Operating Co., Inc. and Evolution Petroleum OK, Inc.  All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous year include certain reclassifications that were made to conform to the current presentation.  Such reclassifications have no impact on previously reported income or stockholders’ equity.

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

Allowance for Doubtful Accounts.  We establish provisions for losses on accounts receivables if it is determined that collection of all or a part of an outstanding balance is not probable.  Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method.  As of June 30, 2012 and 2011, no allowance for doubtful accounts was considered necessary.

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

Limitation on Capitalized Costs. Under the full-cost method of accounting, we are required, at the end of each fiscal quarter, to perform a test to determine the limit on the book value of our oil and natural gas properties (the “Ceiling Test”). If the capitalized cost of our oil and natural gas properties, net of accumulated amortization and related deferred income taxes (the “Net Capitalized Costs”), exceed the “Ceiling”, this excess or impairment is charged to expense and reflected as additional accumulated depreciation, depletion and amortization or as a credit to oil and natural gas properties.  The expense may not be reversed in future periods, even though higher oil and natural gas prices may subsequently increase the Ceiling.  The Ceiling is defined as the sum of: (a) the present value, discounted at 10 percent, and assuming continuation of existing economic conditions, of 1) estimated future gross revenues from proved reserves, which is computed using oil and natural gas prices determined as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period (with consideration of price changes only to the extent provided by contractual arrangements including hedging arrangements pursuant to SAB 103), less 2) estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves; plus (b) the cost of properties not being amortized (pursuant to Reg. S-X Rule 4-10 (c)(3)(ii)); plus (c) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; net of (d) the related tax effects related to the difference between the book and tax basis of our oil and natural gas properties.  Our Ceiling Test did not result in an impairment of our oil and natural gas properties during the years ended June 30, 2012, 2011 and 2010, or any other year since our inception.

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

Deferred Costs

The Company capitalizes costs incurred in connection with obtaining financing. These costs are included in Deferred costs and other assets on the Company’s Consolidated Balance Sheet and are amortized over the term of the related financing using the straight-line method, which approximates the effective interest method.

Asset Retirement Obligations.  An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred, with an associated increase in the carrying amount of the related long-lived asset, our oil and natural gas properties. The cost of the tangible asset, including the asset retirement cost, is depleted over the useful life of the asset which is considered a level 3 fair value measurement. The asset retirement obligation is recorded at its estimated fair value, measured by reference to the expected future cash outflows required to satisfy the retirement obligation discounted at our credit-adjusted risk-free interest rate. Accretion expense is recognized over time as the discounted liability is accreted to its expected settlement value. If the estimated future cost of the asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the long-lived asset. Revisions to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates and changes in the estimated timing of abandonment.

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

Fair Value.  In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes some fair value measurement principles under GAAP, including a change in the valuation premise and the application of premiums and discounts. It also contains some new disclosure requirements under GAAP. It is effective for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this new guidance to have a significant impact on its financial position, cash flows or results of operations.

Offsetting Assets and Liabilities.  In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), which requires entities to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. The Company does not expect the adoption of this new guidance to have any impact on its financial position, cash flows or results of operations.

Note 4 — Property and Equipment

As of June 30, 2012 and June 30, 2011 our oil and natural gas properties and other property and equipment consisted of the following:

	June 30, 2012	June 30, 2011
Oil and natural gas properties
Property costs subject to amortization	$40,874,244	$35,860,517
Less: Accumulated depreciation, depletion, and amortization	(6,440,166)	(5,353,152)
Unproved properties not subject to amortization	6,042,094	2,940,199
Oil and natural gas properties, net	$40,476,172	$33,447,564

Other property and equipment
Furniture, fixtures and office equipment, at cost	$322,514	$261,340
Less: Accumulated depreciation	(230,243)	(192,078)
Other property and equipment, net	$92,271	$69,262

Unproved properties not subject to amortization includes unevaluated acreage of $6.0 and $2.2 million as of June 30, 2012 and June 30, 2011, respectively, consisting of properties in the Mississippi Lime in Oklahoma as of June 30, 2012 and in the Woodford Shale trend in Oklahoma as of June 30, 2011. Unproved properties include $0.7million as of June 30, 2011 of participating interests through royalty and overriding royalty interests aggregating 7.4% in the Delhi Holt Bryant Unit of the Delhi Field in Louisiana and a 23.9% after payout reversionary working interest in the Delhi Holt Bryant Unit along with a 23.9% working interest in certain other depths in the Delhi Field.  Our evaluation of impairment of unproved properties occurs, at a minimum, on a quarterly basis.

The following table provides a summary of costs that are not being amortized as of June 30, 2012, by the fiscal year in which the costs were incurred:

		During the Year Ended June 30,
Costs excluded from amortization	Total	2012	2011	2010	2009	2008

Leasehold acquisition costs and other	$6,042,094	$6,042,094	$—	$—	$—	$—

During the year, the Company received proceeds totaling $799,610, and the retention of overrides and back-in interests, for the farmout of some of its Woodbine rights at Giddings.

Note 5 — Joint Interest Agreement

Effective April 17, 2012, a wholly owned subsidiary of the Company entered into definitive agreements with Orion Exploration Partners, LLC (“Orion”) to acquire and develop an undivided 45% interest in oil and gas leases, associated surface rights and related assets located in the Mississippian Lime formation aggregating 11,700 acres (5,265 net acres) in 38 sections in Kay County in North Central Oklahoma.  The Company has agreed to contribute cash and a drilling carry to maintain its 45% non-operating interest in the joint venture.  Orion is contributing the leases, its portion of the drilling capital, its operating expertise in the area and the Mississippian Lime play.  The agreement commits the parties to drill between six and fourteen gross wells by April 17, 2013.

In April we made our initial $4,083,780 cash outlay for the purchase of our 45% share of the JV leasehold and partial prepayment of our drilling and completion costs of the first three commitment wells.  Our acquisition cost also includes carrying our partner for a portion of their drilling and completion costs over the next year, not to exceed approximately $2.2 million, which is subject to a security agreement.

Field operations began in May 2012 with the drilling of a water disposal well, followed by the drilling of two producer wells with the first commencing in June 2012 and the second commencing in July 2012.

Our participation in this joint venture is reflected on our June 30, 2012 balance sheet by the items below.  Included in the $1.4 million advance to our joint interest operating partner is an accrued $1,142,716 drilling cash call, which is also reflected in the due to joint interest partner balance.

June 30, 2012

Advances to joint interest operating partner	$1,366,921
Due to joint interest partner	3,217,975

Note 6 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the years ended June 30, 2012 and 2011:

	Year Ended
	2012	2011
Asset retirement obligations — beginning of period	$859,586	$811,635
Liabilities incurred	175,943	15,000
Liabilities settled	(61,936)	(1,847)
Accretion	77,505	59,913
Revisions to previous estimates	(82,421)	(25,115)
Asset retirement obligations — end of period	$968,677	$859,586

Note 7 — Stockholders’ Equity

Common Stock

On September 8, 2009, the Board of Directors authorized and the Company issued 138,224 unrestricted and fully vested shares of common stock from the 2004 Stock Plan to certain employees for the payment of fiscal 2009 bonuses.  The value of the shares issued was $370,440, based on the fair market value on the date of issuance, or $2.68 per share.  The amount of bonus was accrued as of June 30, 2009 and recognized as a long-term liability. On September 8, 2009, when the shares were issued, the liability was reclassified to stockholders’ equity.  See Note 8.

On September 8, 2009, the Board of Directors authorized and the Company issued 324,597 shares of restricted common stock from the 2004 Stock Plan to employees as a long-term incentive award.  Total unrecognized stock-based compensation expense of $869,917 related to the long-term incentive award will be recognized ratably over a four year vesting period.  See Note 8.

On October 27, 2009, 119,795 shares of common stock were issued through a net cashless exercise of a placement warrant.  The placement warrant, which was issued to Cagan McAfee Capital Partners, LLC (“CMCP”), a related party (See Note 11), on May 26, 2004 in connection with a financing transaction, gave CMCP the right to purchase 165,000 shares, with an exercise price of $1.00 per share.

On November 10, 2009, 5,833 shares of common stock were issued through a net cashless exercise of a placement warrant.  The placement warrant, issued on November 30, 2004 in connection with a financing transaction, gave the holder the right to purchase 10,000 shares, with an exercise price of $1.50 per share.

On December 9, 2009, a total of 42,317 shares of restricted common stock were issued to four outside directors as part of their board compensation for calendar year 2010.  The value of the shares issued was $168,000, based on the fair market value on the date of issuance.  All issuances of common stock were subject to vesting terms per individual stock agreements, which is generally one year for directors.  See Note 8.

On February 6, 2010, a total of 38,182 shares of restricted common stock were forfeited by an employee.  Total unrecognized stock-based compensation expense related to the shares was $187,965.  The shares were cancelled and are available for a future grant in the 2004 Stock Plan.  See Note 8.

On March 5, 2010, a total of 20,000 shares of restricted stock were issued to a new employee as long-term incentive compensation.  The value of the shares issued was $90,000, based on the fair market value on the date of issuance.  The shares are subject to a four year vesting term.  See Note 8.

On April 14, 2010 and April 16, 2010, a total of 7,377 shares of common stock were issued through a net cashless exercise of a placement warrant.  The placement warrants, issued on June 22, 2006 in connection with a financing transaction, gave the holder the right to purchase 12,000 shares, with an exercise price of $2.25 per share.

On June 14, 2010, an employee of the Company exercised 3,000 stock options granted in 2005 at an exercise price of $1.10. See Note 8.

On June 19, 2010, a total of 91,902 shares of restricted common stock were forfeited by an employee.  Total unrecognized stock-based compensation expense related to the shares was $436,522.  The shares were cancelled and are available for a future grant in the 2004 Stock Plan.  See Note 8.

On July 2, 2010, an employee of the Company exercised 6,875 stock options granted in 2007 at an exercise price of $2.33 per share. See Note 8.

On July 2, 2010, a total of 4,215 shares of restricted common stock were forfeited by an employee.  Total unrecognized stock-based compensation expense related to the shares was $11,621.  The shares were cancelled and are available for a future grant in the 2004 Stock Plan.  See Note 8.

On August 9, 2010, a total of 30,233 shares of restricted stock were issued to a new employee as long-term incentive compensation.  The value of the shares issued was $156,000, based on the fair market value on the date of issuance.  The shares are subject to a four year vesting term.  See Note 8.

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

On September 10, 2010, the Board of Directors authorized and the Company issued 240,478 shares of restricted common stock from the 2004 Stock Plan to certain employees as a long-term incentive award.  Total unrecognized stock-based compensation expense of $1,320,224 related to the long-term incentive award will be recognized ratably over a four year period as the restricted common stock vests.  See Note 8.

On October 1, 2010, a total of 4,845 shares of restricted stock were issued to a new employee as long-term incentive compensation.  The value of the shares issued was $29,118, based on the fair market value on the date of issuance.  The shares are subject to a four year vesting term.  See Note 8.

On December 9, 2010, a total of 28,047 shares of restricted common stock was issued to four outside directors as part of their board compensation for calendar year 2011.  The value of the shares issued was $168,000, based on the fair market value on the date of issuance.  All issuances of common stock were subject to vesting terms per individual stock agreements, which is generally one year for directors.  See Note 8

On December 21, 2010, an employee of the Company exercised 30,000 stock options granted in 2003 at an exercise price of $0.001 per share. See Note 8.

On February 28, 2011, a former consultant of the Company exercised 50,000 stock options granted in 2005 at an exercise price of $1.80 per share. See Note 8.

On March 31, 2011, 58,350 shares of common stock were issued through a net cashless exercise of placement warrants.  The placement warrants, which were issued to Laird Cagan, a related party (See Note 11), in 2004 in connection with a financing transaction, gave Mr. Cagan the right to purchase 66,943 shares, with a weighted average exercise price of $1.00 per share.

On September 9, 2011, a contractor of the Company net exercised 20,000 stock options issued under the 2004 Stock Plan for a net issuance of 7,941 shares of our common stock.  The options were granted in March 2008 at an exercise price of $4.10 per share.  See Note 8.

On August 31, 2011, the Board of Directors authorized the issuance of 161,861 shares of restricted common stock from the 2004 Stock Plan to all employees as a long-term incentive award.  Total unrecognized stock-based compensation expense of $1,029,436 related to the long-term incentive award will be recognized ratably over a four year period as, if and when the restricted common stock vests.  See Note 8.

On December 5, 2011, a total of 34,245 shares of our restricted common stock were issued pursuant to the 2004 Stock Plan to five outside directors as part of their annual board compensation for calendar year 2012.  The value of the shares issued was $249,955, based on the fair market value on the date of issuance.  All issuances of our common stock were subject to vesting terms per individual stock agreements, which is one year for directors.  See Note 8.

On May 3, 2012, we issued Laird Cagan 65,261 shares of common stock through a net cashless exercise of a placement warrant.  On May 6, 2005, in connection with a financing transaction, the Company issued the placement warrant to Mr. Cagan, a related party (see Note 11), that gave him the right to purchase 91,200 shares of common stock with an exercise price of $2.50 per share.

Series A Cumulative Perpetual Preferred Stock

During the year ended June 30, 2012, we sold 317,319 shares of our 8.5% Series A Cumulative (perpetual) Preferred Stock at a weighted average sales price of $23.80 per share, with a liquidation preference of $25.00 per share.  All shares were underwritten or sold through McNicoll Lewis & Vlak LLC (MLV), 220,000 of which were sold in an underwritten public offering and 97,319 shares of which were sold under an at-the-market sales agreement (ATM), providing aggregate net proceeds of $6,930,535 after- market discounts, underwriting fees, legal and other expenses of the offerings.  The Series A Cumulative Preferred Stock cannot be converted into our common stock and there are no sinking fund or redemption rights available to holders thereof.  Optional redemption can only be made by us on or after July 1, 2014 for the stated liquidation value of $25.00 per share plus accrued dividends, or by an acquirer under a change of control prior to such date at redemption prices ranging from $25.25 to $25.75 per share.  With respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock ranks senior to our common shareholders, but subordinate to any of our existing and future debt.  Dividends on the Series A Cumulative Preferred Stock accrue and accumulate at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly at $0.177083 per share, as, if and when declared by our Board of Directors.

During the year ended June 30, 2012, we paid dividends of $630,391 to holders of our Series A Preferred Stock.

Note 8 — Stock-Based Incentive Plan

We have granted option awards to purchase common stock (the “Stock Options”), restricted common stock awards (“Restricted Stock”), and/or unrestricted fully vested common stock, to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  Option awards for the purchase of 600,000 shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 6,500,000 shares of common stock.  No shares are available for grant under the 2003 Stock Plan and 1,012,111 shares remain available for grant under the 2004 Stock Plan as of June 30, 2012.

We have also granted common stock warrants, as authorized by the Board of Directors, to employees in lieu of cash bonuses or as incentive awards to reward previous service or provide incentives to individuals to acquire a proprietary interest in the Company’s success and to remain in the service of the Company (the “Incentive Warrants”).  These Incentive Warrants have similar characteristics of the Stock Options.  A total of 1,037,500 Incentive Warrants have been issued, with Board of Directors approval, outside of the EPM Stock Plans.  We have not issued Incentive Warrants since the listing of our shares on the NYSE MKT (formerly, the American Stock Exchange) in July 2006.

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

Stock Options and Incentive Warrants

Non-cash stock-based compensation expense related to Stock Options and Incentive Warrants for the years ended June 30, 2012, 2011 and 2010 was $327,776, $715,027and $985,060, respectively.

There were no Stock Options granted during the years ended June 30, 2012, 2011 and 2010.  During the year ended June 30, 2009, we granted Stock Options to purchase 591,090 shares of common stock under the 2004 Stock Plan with a weighted average exercise price of $4.27.  The exercise price was determined based on the market price of the Company’s common stock on the date of grant.  The Stock Options granted during the years ended June 30, 2009 generally vest quarterly, on a straight line basis, over a period of four years.  The Stock Options granted during the year ended June 30, 2009 have a contractual life of seven years.  The weighted average assumptions used to calculate the fair value of these Stock Options and the weighted average fair value of each option granted are as follows:

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

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of June 30, 2012, and the changes during the fiscal year:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2011	5,392,820	$1.85

Granted	—	—
Exercised	(20,000)	$4.10
Cancelled or forfeited	—	—
Expired	—	—

Stock Options and Incentive Warrants outstanding at June 30, 2012	5,372,820	$1.83	$34,957,022	3.4

Vested or expected to vest at June 30, 2012	5,372,820	$1.83	$34,957,022	3.4

Exercisable at June 30, 2012	5,353,898	$1.83	$34,875,456	3.4

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($8.34 as of June 30, 2012) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

For the year ended June 30, 2012, 20,000 Stock Options were exercised having an aggregate intrinsic value of $54,000.  There were 86,875 Stock Options exercised during the year ended June 30, 2011 with an aggregate intrinsic value of $493,923.  There were 3,000 Stock Options exercised during the year ended June 30, 2010 with an aggregate intrinsic value of $13,620.

A summary of the status of our unvested Stock Options and Incentive Warrants as of June 30, 2012 and the changes during that year ended are presented below:

	Number of Stock Options and Incentive Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2011	173,877	$2.20

Granted	—	—

Vested	(154,955)	$2.17

Unvested at June 30, 2012	18,922	$2.45

During the years ended June 30, 2012, June 30, 2011 and 2010, there were 154,955, 375,580, and 539,330 Stock Options and Incentive Warrants that vested with a total grant date fair value of $336,252, $739,893, and $1,024,727, respectively.

The total unrecognized compensation cost at June 30, 2012, relating to non-vested Stock Options and Incentive Warrants was $26,273.  Such unrecognized expense is expected to be recognized over a weighted average remaining service period of 0.25 years.

Restricted Stock

Stock-based compensation expense related to Restricted Stock grants for the years ended June 30, 2012, 2011 and 2010 was $1,148,219, $820,980, and $576,307, respectively.  See Note 7 for a detail of Restricted Stock transactions during the years ended June 30, 2012, 2011 and 2010.

The following table sets forth the Restricted Stock transactions for the year ended June 30, 2012:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2011	495,689	$4.30

Granted	196,106	$6.52

Vested	(239,195)	$4.51

Unvested at June 30, 2012	452,600	$5.60

During the years ended June 30, 2012, June 30, 2011 and 2010, there were 239,195, 206,858, and 243,954 shares of Restricted Stock that vested with a total grant date fair value of $1,078,769, $794,335, and $551,336, respectively.

At June 30, 2012, unrecognized stock compensation expense related to Restricted Stock grants totaled $2,118,741.  Such unrecognized expense will be recognized over a weighted average remaining service period of 2.3 years.

Note 9 — Supplemental Disclosure of Cash Flow Information

Our supplemental disclosures of cash flow information for the year ended June 30, 2012, 2011 and 2010 are as follows:

	Year Ended
	June 30,
	2012	2011	2010
Income taxes paid	$895,000	$229,802	$329,800

Income tax refunds and net operating loss carry-back received	$—	$979,177	$2,095,126

Non-cash transactions:
Change in accounts payable used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties	$(196,396)	$(91,483)	$(62,532)
Change in due to joint venture partner used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties	$1,958,029	$—	$—

Accrued advance in due to joint venture partner	$1,142,715	$—	$—

Oil and natural gas property costs attributable to the recognition of asset retirement obligations	$93,522	$15,000	$85,871

Windfall tax benefit recognized in income taxes recoverable	$—	$—	$173,157

Note 10 — Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the year ended June 30, 2012, 2011 and 2010.  We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s tax returns are open to audit under the statute of limitations for the years ending June 30, 2008 through June 30, 2011 for federal tax purposes and for the years ended June 30, 2008 through June 30, 2011 for state tax purposes.

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

The components of our income tax provision (benefit) are as follows:

	June 30, 2012	June 30, 2011	June 30, 2010
Current:
Federal	$309,632	$(64,068)	$(608,339)
State	841,698	132,596	207,952
Total current income tax provision (benefit)	1,151,330	68,528	(400,387)
Deferred:
Federal	2,542,662	360,174	(553,326)
State	6,930	20,212	(218,111)
Total deferred income tax provision (benefit)	2,549,592	380,386	(771,437)
Total income tax provision (benefit)	$3,700,922	$448,914	$(1,171,824)

The 2012 effective tax rate is in excess of the federal statutory rate primarily due to the incentive based stock compensation and increased Louisiana state income tax (due to the increased Delhi revenue).  The 2011 effective rate is well in excess of the federal statutory rate primarily due to the reversal of permanent deductions take in prior years that were recomputed as a result of the federal NOL carryback claims as well as incentive based stock compensation.  The rate appears abnormally high as a result of the fixed dollar nature of the permanent items in relation to the nearly breakeven pretax book income.  The 2010 effective tax rate is slightly below the federal statutory rate primarily due to a pretax book loss offset by a permanent addition for incentive based stock compensation.  The following is a reconciliation of statutory income tax expense to our income tax provision (benefit):

	June 30, 2012	June 30, 2011	June 30, 2010
Income tax provision (benefit) computed at the statutory federal rate:	$3,003,238	$70,503	$(1,210,241)
Reconciling items:
State income taxes, net of federal tax benefit	560,095	100,853	(10,413)
Stock-based compensation (primarily incentive stock options)	83,115	140,620	105,402
Expiring NOLs related to 2004 reverse merger	4,348,495
Deferred tax asset valuation adjustment	(4,348,495)	—	—
Reversal of Section 199 deductions as a result of carry-backs	—	141,920	—
Rate adjustment	—	(7,172)	(42,651)
Other	54,474	2,190	(13,921)
Income tax provision (benefit)	$3,700,922	$448,914	$(1,171,824)

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets and liabilities are classified as either current or noncurrent on the balance sheet based on the classification of the related asset or liability for financial reporting purposes.  Deferred tax assets and liabilities not related to specific assets or liabilities on the financial statements are classified according the expected reversal date of the temporary difference or the expected utilization date for tax attribute carryforwards.  The change in the NOL is primarily due to expiring NOLs related to the 2004 reverse merger as well as utilization of NOL to offset potential current year taxable income.  The components of our deferred taxes are detailed in the table below:

	June 30, 2012	June 30, 2011	June 30, 2010
Deferred tax assets:
Non-qualified stock-based compensation	$774,720	$959,547	$866,035
Net operating loss carry-forwards**	1,336,769	5,910,275	5,389,065
AMT credit carry-forward*	714,571	682,456	645,938
Other	29,929	23,626	21,306
Gross deferred tax assets	2,855,989	7,575,904	6,922,344
Valuation allowance	(893,410)	(5,187,983)	(5,187,983)
Total deferred tax assets	1,962,579	2,387,921	1,734,361
Deferred tax liability:
Oil and natural gas properties	(7,842,437)	(5,718,187)	(4,684,241)
Total deferred tax liability	(7,842,437)	(5,718,187)	(4,684,241)
Net deferred tax liability	$(5,879,858)	$(3,330,266)	$(2,949,880)

* Total AMT credit carry-forward is $844,440.  Our net deferred tax liability does not include $129,869 of AMT credit carry-forward associated with the windfall tax benefit.

** Excluded from our net tax liability is an estimated tax benefit of $394,487 related to net operating losses associated windfall tax benefits.

We recovered approximately $1.0 million in federal income taxes as a result of the carry-back of tax losses incurred during June 30, 2010.  The loss carry-back was primarily the result of significant intangible drilling costs incurred during that year, which we deducted for federal income tax purposes.

At June 30, 2012, we have a federal tax loss carry-forward of approximately $3.9 million, exclusive of the $1.1 million non-benefitted NOL related to unutilized windfall tax benefits.  Included in the deferral tax loss carry-forward is approximately $3.1 million that we acquired through the reverse merger in May 2004, of which, approximately $0.4 million is available to us to use in equal amounts through 2023.  We have applied a valuation allowance against the portion of the federal tax loss carry-forward that has been disallowed through IRC Section 382.

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

On May 3, 2012, we issued Laird Cagan 65,261 shares of common stock through a net cashless exercise of a placement warrant.  The placement warrant, which was issued to Mr. Cagan on May 6, 2005 in connection with a financing transaction, gave him the right to purchase 91,200 shares of common stock, with an exercise price of $2.50 per share.

See also Note 7 for equity transactions with related parties.

Note 12 — Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended
	June 30,
	2012	2011	2010
Numerator
Net income (loss) attributable to common shareholders	$4,501,739	$(241,553)	$(2,387,707)

Denominator
Weighted average number of common shares — Basic	27,784,298	27,437,496	27,004,066

Effect of dilutive securities:
Common stock warrants issued in connection with equity and financing transactions	63,319	—	—
Stock Options and Incentive Warrants	3,762,312	—	—
Total weighted average dilutive securities	3,825,631	—	—

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	31,609,929	27,437,496	27,004,066

Net income (loss) per common share — Basic	$0.16	$(0.01)	$(0.09)

Net income (loss) per common share — Diluted	$0.14	$(0.01)	$(0.09)

* Potential dilutive common shares are excluded from the computation of net loss per common shares because their effect will always be anti-dilutive.

Outstanding potentially dilutive securities as of June 30, 2012 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at June 30, 2012

Common stock warrants issued in connection with equity and financing transactions	$2.50	1,165
Stock Options and Incentive Warrants	$1.83	5,485,820
Total	$1.83	5,486,985

Outstanding potentially dilutive securities as of June 30, 2011 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at June 30, 2011

Common stock warrants issued in connection with equity and financing transactions	$2.50	92,365
Stock Options and Incentive Warrants	$1.85	5,392,820
Total	$1.86	5,485,185

Outstanding potentially dilutive securities as of June 30, 2010 are as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at June 30, 2010

Common stock warrants issued in connection with equity and financing transactions	$1.87	159,308
Stock Options and Incentive Warrants	$1.83	5,482,820
Total	$1.83	5,642,128

Note 13 - Unsecured Revolving Credit Agreement

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

As of June 30, 2012, the Company had no borrowings and no outstanding letters of credit issued under the facility, resulting in an available borrowing base capacity of $5,000,000.  The Company was in compliance with all the covenants of the Credit Agreement.

In connection with this agreement the Company incurred $163,257 of debt issuance costs, which have been capitalized in Other Assets and are being amortized on a straight-line basis over the term of the agreement.

Note 14 — Commitments and Contingencies

We are subject to various claims and contingencies in the normal course of business.  In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdiction in which we operate.  We disclose such matters if we believe it is reasonably possible that a future event or events will confirm a loss through impairment of an asset or the incurrence of a liability. We establish reserves if we believe it is probable that a future event or events will confirm a loss and we can reasonably estimate such loss.  Furthermore, we will disclose any matter that is unasserted if we consider it probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. We expense legal defense costs as they are incurred.

On March 29, 2012, the Fifth District Court of Richland Parish Louisiana dismissed the case against the Company and our wholly owned subsidiary NGS Sub Corp. brought by John C. McCarthy et. al. (the “plaintiffs”) in July 2011.  Plaintiffs alleged, among other claims, that we fraudulently and wrongfully purchased plaintiffs’ income royalty rights in the Delhi Field Unit in the Holt-Bryant Reservoir in May 2006.  The Court found that plaintiffs had “no cause of action” under Louisiana law.  The plaintiffs have filed an appeal.

On July 26, 2012, we agreed to settle a lawsuit filed by Frederick M. Garcia and Lydia Garcia in December 2010 in which the plaintiffs alleged failure to maintain the lease beyond its primary term due to no production.  Although we believed that the claims were without merit, we chose to settle for $67,000 in return for an extension of the lease, an amount less than our expected cost to prevail in court.

On August 23, 2012, we, and our wholly owned subsidiary NGS Sub Corp and Robert S. Herlin, our President, were served with a lawsuit filed in federal court by James H. and Kristy S. Jones (the “Jones lawsuit”).  The plaintiffs allege primarily that the defendants wrongfully purchased the plaintiffs’ 0.048119 overriding royalty interest in the Delhi Unit in January 2006 by failing to divulge the existence of an alleged previous agreement to develop the Delhi Field for EOR. We believe that the claims are without merit and are not timely, and we intend to vigorously defend against the claims. Counsel has advised us that, based on information developed to date, the risk of loss in this matter is remote.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of June 30, 2012 under this operating lease are as follows:

For the year ended June 30,
2013	159,011
2014	159,011
2015	159,011
2016	159,011
Thereafter	13,251
Total	$649,295

Rent expense for the year ended June 30, 2012, 2011 and 2010 was $147,233, $146,263 and $138,823, respectively.

Employment Contracts.  We have entered into employment agreements with the Company’s three senior executives.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.  The total contingent obligation under the employment contracts as of June 30, 2012 is approximately $588,000.

Note 15 — Concentrations of Credit Risk

Major Customers.  We market all of our oil and natural gas production from the properties we operate.  The majority of our operated gas, oil and condensate production is sold to a variety of purchasers under short-term (less than 12 months) contracts at market-based prices. The following table identifies customers from whom we derived 10 percent or more our net oil and natural gas revenues during the years ended June 30, 2012, 2011 and 2010.  Based on the current demand for oil and natural gas and availability of other customers, we do not believe the loss of any of these customers would have a significant effect on our operations or financial condition.

	Percent of Total Revenue
Customer	Year Ended June 30, 2012	Year Ended June 30, 2011	Year Ended June 30, 2010

Plains Marketing L.P. (includes Delhi production)	84%	60%	12%
Enterprise Crude Oil LLC	7%	15%	31%
ETC Texas Pipeline, LTD.	3%	12%	19%
DCP Midstream, LP	2%	6%	15%
Copano Field Services/Upper Gulf Coast, L.P.	3%	7%	23%
Flint Hills Resources, LP	1%	—%	—%

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

Note 16 — Retirement Plan

Effective February 1, 2007, we implemented a 401(k) Savings Plan which covers all full-time employees.  At our discretion, we may match a certain percentage of the employees’ contributions to the plan. The matching percentage is currently 100% of the first 6% of each participant’s compensation, vesting fully upon our contributions.  Our matching contribution to the plan was $84,738, $77,168 and $87,846 for the years ended June 30, 2012, 2011 and 2010, respectively.

Note 17 — Supplemental Disclosures about Oil and Natural Gas Producing Properties (unaudited)

Costs incurred for oil and natural gas property acquisition, exploration and development activities

The following table summarizes costs incurred and capitalized in oil and natural gas property acquisition, exploration and development activities.  Property acquisition costs are those costs incurred to lease property, including both undeveloped leasehold and the purchase of reserves in place.  Exploration costs include costs of identifying areas that may warrant examination and examining specific areas that are considered to have prospects containing oil and natural gas reserves, including costs of drilling exploratory wells, geological and geophysical costs and carrying costs on undeveloped properties. Development costs are incurred to obtain access to proved reserves, including the cost of drilling.  Development costs also include amounts incurred due to the recognition of asset retirement obligations, of $93,522, $15,000 and $85,871, during the years ended June 30, 2012, 2011 and 2010, respectively.

	For the Years Ended June 30
	2012	2011	2010
Oil and Natural Gas Activities
Property acquisition costs:
Proved property	$115,637	$465,176	$391,785
Unproved property	5,544,217	523,591	185,154
Exploration costs	3,016,924	215,660	2,354,239
Development costs	238,463	2,200,905	890,116
Total costs incurred for oil and natural gas activities	$8,915,241	$3,405,332	$3,821,294

Estimated Net Quantities of Proved Oil and Natural Gas Reserves

The following estimates of the net proved oil and natural gas reserves of our oil and gas properties located entirely within the United States of America are based on evaluations prepared by third-party reservoir engineers.  Reserve volumes and values were determined under the method prescribed by the SEC for our fiscal years ended June 30, 2012, 2011 and 2010, which requires the application of the previous 12-month unweighted arithmetic average first-day-of-the-month price, and current costs held constant throughout the projected reserve life, when estimating whether reserve quantities are economical to produce

Proved oil and natural gas reserves are estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and natural gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. There are uncertainties inherent in estimating quantities of proved oil and natural gas reserves, projecting future production rates, and timing of development expenditures. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered.

Estimated quantities of proved oil and natural gas reserves and changes in quantities of proved developed and undeveloped reserves for each of the periods indicated were as follows

	Crude Oil (Bbls)	Natural Gas Liquids (Bbls)	Natural Gas (Mcf)	BOE
Proved developed and undeveloped reserves:
June 30, 2009	945,948	1,054,294	6,358,788	3,060,040
Revisions of previous estimates	(113,487)	(19,147)	430,145	(60,943)
Improved recovery, extensions and discoveries	9,451,758	29,300	381,695	9,544,674
Production (sales volumes)	(29,749)	(27,820)	(407,674)	(125,515)
June 30, 2010	10,254,470	1,036,627	6,762,954	12,418,256
Revisions of previous estimates	1,475,918	(84,154)	3,273,846	1,937,405
Improved recovery, extensions and discoveries	—	—	779,556	129,926
Sales of minerals in place	(104,577)	(221,469)	(1,173,850)	(521,688)
Production (sales volumes)	(57,965)	(18,704)	(238,607)	(116,437)
June 30, 2011	11,567,846	712,300	9,403,899	13,847,462
Revisions of previous estimates	84,219	(212,677)	(1,295,893)	(344,440)
Improved recovery, extensions and discoveries	137,634	5,461	18,925	146,249
Sales of minerals in place	—	—	—	—
Production (sales volumes)	(151,081)	(12,611)	(266,775)	(208,155)
June 30, 2012	11,638,618	492,473	7,860,156	13,441,116

Proved developed reserves:
June 30, 2009	104,731	141,372	1,106,028	430,441
June 30, 2010	706,053	157,302	1,536,858	1,119,498
June 30, 2011	4,986,337	100,900	1,543,401	5,344,471
June 30, 2012	7,670,934	111,978	1,499,382	8,032,809

During our fiscal year ended June 30, 2012, total proved reserves decreased 0.4 million BOE from 13,847,462 BOE at June 30, 2011 to 13,441,116 BOE at June 30, 2012. The decrease is primarily attributable to our production, downward revisions of 127 MBOE for our Woodford properties in Oklahoma and 369 MBOE for lease terminations in Giddings Fields, partially offset by a 210 MBOE upward revision at Delhi and 146 MBOE for extensions in South Texas and acquired well bores in the Giddings Fields.  The upward revision in proved oil reserves in the Delhi Field is due primarily to a slight acceleration in the projected reversion date of our approximately 24% working interest based on performance to date.

During our fiscal year ended June 30, 2011, total proved reserves increased 1.4 million BOE from 12,418,256 BOE at June 30, 2010 to 13,847,462 BOE at June 30, 2012.  The increase is primarily attributable to upward revisions in both the Delhi Field and our Giddings Field, partially offset by sales in place of reserves in the Giddings Field.  The upward revision of 1,475,918 BO in proved oil reserves is due primarily to a more than two year acceleration in the projected reversion date of our 24% working interest, based on operating performance to date.  The upward revision of 3,273,846 Mcf is primarily due to re-categorizing probable reserves into the proved category for our properties in the Giddings Field, as a result of drilling results during the year.  Sales in place of 521,688 BOE in the Giddings Field are primarily due to the industry drilling joint venture we entered into early in the year.

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

Standardized Measure of Discounted Future Net Cash Flows

Future oil and natural gas sales and production and development costs have been estimated using prices and costs in effect at the end of the years indicated, as required by ASC 932, Disclosures about Oil and Gas Producing Activities (“ASC 932”).  ASC 932 requires that net cash flow amounts be discounted at 10%. Future production and development costs are computed by estimating the expenditures to be incurred in developing and producing our proved oil and natural gas reserves assuming continuation of existing economic conditions. Future income tax expenses are computed by applying the appropriate period-end statutory tax rates to the future pretax net cash flow relating to our proved oil and natural gas reserves, less the tax basis of the related properties. The future income tax expenses do not give effect to tax credits, allowances, or the impact of general and administrative costs of ongoing operations relating to the Company’s proved oil and natural gas reserves.  Changes in the demand for oil and natural gas, inflation, and other factors make such estimates inherently imprecise and subject to substantial revision. The table below should not be construed to be an estimate of the current market value of our proved reserves.

The standardized measure of discounted future net cash flows related to proved oil and natural gas reserves as of June 30, 2012, 2011 and 2010 are as follows:

	For the Years Ended June 30
	2012	2011	2010
Future cash inflows	$1,355,686,188	$1,161,278,060	$827,902,260

Future production costs and severance taxes	(458,716,938)	(379,493,392)	(222,826,052)

Future development costs	(38,458,724)	(40,571,895)	(34,024,112)

Future income tax expenses	(296,703,838)	(278,455,798)	(213,063,769)
Future net cash flows	561,806,688	462,756,975	357,988,327
10% annual discount for estimated timing of cash flows	(278,209,195)	(234,309,020)	(196,361,678)

Standardized measure of discounted future net cash flows	$283,597,493	$228,447,954	$161,626,649

Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the previous 12-month unweighted arithmetic average first-day-of-the-month commodity prices for each year and reflect adjustments for lease quality, transportation fees, energy content and regional price differentials.

	Year Ended June 30,
	2012		2011		2010
	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)	Oil (Bbl)	Gas (MMBtu)
NYMEX prices used in determining future cash flows	$95.67	$3.15	$90.09	$4.21	$75.76	$4.10

The NGL price that was utilized was based on the historical price received versus the NYMEX basis oil price.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved crude oil, natural gas liquids, and natural gas reserves is as follows:

	For the Years Ended June 30
	2012	2011	2010
Balance, beginning of year	$228,447,954	$161,626,649	$23,549,791
Net changes in sales prices and production costs related to future production	76,942,613	57,178,860	3,935,863
Changes in estimated future development costs	6,340,123	(16,028,728)	(3,502,403)

Sales of oil and gas produced during the period, net of production costs	(16,187,039)	(6,151,549)	(3,356,822)

Net change due to purchases of minerals in place	—	—	—

Net change due to extensions, discoveries, and improved recovery	1,606,122	623,446	236,828,138

Net change due to revisions in quantity estimates	(11,975,496)	56,766,220	(934,602)

Net change due to sales of minerals in place	—	(8,233,734)	—

Development costs incurred during the period	(2,639,398)	2,416,565	—

Accretion of discount	22,568,868	26,597,834	3,582,622

Net change in discounted income taxes	(15,026,628)	(42,490,270)	(91,991,767)

Other	(6,479,626)	(3,857,339)	(6,484,171)

Balance, end of year	$283,597,493	$228,447,954	$161,626,649

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

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, an evaluation was conducted on the effectiveness of the Company’s internal control over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the fourth quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers And Corporate Governance

Incorporated by reference to the Company’s Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Company’s 2012 fiscal year.

Item 11. Executive Compensation

Incorporated by reference to the Company’s Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Company’s 2012 fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to the Company’s Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Company’s 2012 fiscal year.

Item 13. Certain Relationships and Related Transactions, Director Independence

Incorporated by reference to the Company’s Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Company’s 2012 fiscal year.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to the Company’s Proxy Statement to be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the Company’s 2012 fiscal year.

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

Date: September 13, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature		Title

September 13, 2012	/s/	ROBERT S. HERLIN	Chairman of the Board, President and Chief
		Robert S. Herlin	Executive Officer (Principal Executive Officer)

September 13, 2012	/s/	STERLING H. MCDONALD	Vice President and Chief Financial Officer
		Sterling H. McDonald	(Principal Financial Officer and Principal Accounting Officer)

September 13, 2012	/s/	EDWARD J. DIPAOLO	Director
Edward J. DiPaolo

September 13, 2012	/s/	GENE STOEVER	Director
Gene Stoever

September 13, 2012	/s/	WILLIAM DOZIER	Director
William Dozier

September 13, 2012	/s/	KELLY W. LOYD	Director
Kelly W. Loyd

September 13, 2012	/s/	LAIRD Q. CAGAN	Director
Laird Q. Cagan

INDEX OF EXHIBITS

MASTER EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1	Asset Purchase Agreement for Tullos Field, dated September 3, 2004 (Previously filed as an exhibit to Form 8-K on September 9, 2004)

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

4.27	Third Revocable Warrant Agreement, by and between Natural Gas Systems, Inc., dated January 31, 2006 (Previously filed as an exhibit to Form SB — 2/A on March 3, 2006)

4.28	Third Revocable Warrant Agreement, by and between Prospect Energy Corporation and Natural Gas Systems, Inc., dated January 31, 2006 (Previously filed as an exhibit to Form SB — 2/A on March 3, 2006)

4.29	Subordinated Promissory Note, dated March 3, 2006, between Natural Gas Systems, Inc. and Laird Q. Cagan (Previously filed as an exhibit to Form 8-K on March 8, 2006)

4.30	Form of Restricted Stock Agreement (Previously filed as an exhibit to Form 8-K on May 15, 2009)

4.31	Form of Senior Indenture (Previously filed as an exhibit to Form S-3 on May 15, 2009)

4.32	Form of Senior Indenture (Previously filed as an exhibit to Form S-3 on July 14, 2010)

4.33	Form of Subordinated Indenture (Previously filed as an exhibit to Form S-3 on July 14, 2010)

4.34	Amendment to Amended and Restated 2004 Stock Plan, adopted December 5, 2011 (previously filed as an exhibit to the Company’s Definitive Information Statement on Schedule 14A on October 28, 2011).

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

10.14

Gas Purchase and Sale Agreement by and between EVOLUTION OPERATION CO., INC. (Seller) and COPANO FIELD SERVICES/UPPER GULF COAST, L.P. (Buyer) dated February 1, 2009 (Previously filed as an exhibit to Form 10-Q on May 15, 2009)

10.15

Credit Agreement dated February 29, 2012 among Evolution Petroleum Corporation, the Guarantors and Texas Capital Bank N.A. (incorporated by reference as Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on March 6, 2012.

10.16

Lease Acquisition Agreement Cowboy Prospect by and between Evolution Petroleum OK, Inc. and Orion Exploration Partners, LLC dated April 17, 2012 (incorporated by reference as Exhibit 10.1 to the Company Form 8-K/A filed with the SEC on August 21, 2012)

10.17

Participation and AMI Agreement by and between Orion Exploration Partners, LLC and Evolution Petroleum OK, Inc. dated April 17, 2012 (incorporated by reference as Exhibit 10.2 to the Company Form 8-K/A filed with the SEC on August 21, 2012)

14.1	Code of Business Conduct and Ethics for Natural Gas Systems, Inc. (Previously filed as an exhibit to Form 8-K on May 4, 2006)

21.1	List of Subsidiaries of Evolution Petroleum Corporation (Filed herein)

23.1	Consent of Hein & Associates, LLP, independent auditors (Filed herein)

23.2	Consent of W. D. Von Gonten & Co. (Filed herein)

23.3	Consent of DeGolyer and MacNaughton (filed herein)

23.4	Consent of Pinnacle Energy Services, LLC (filed herein)

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

32.1	Certification of Chief Executive Officer Robert S. Herlin Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein)

32.2	Certification of Chief Financial Officer Sterling H. McDonald Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herein)

99.1	Audit Committee Charter of the Board of Directors of Natural Gas Systems, Inc. (Previously filed as an exhibit to Form 8-K on May 4, 2006)

99.2	Compensation Committee Charter of the Board of Directors of Natural Gas Systems, Inc. (Previously filed as an exhibit to Form 8-K on May 4, 2006)

99.3	Nominating Committee Charter of the Board of Directors of Natural Gas Systems, Inc. (Previously filed as an exhibit to Form 8-K on May 4, 2006)

99.4	The summary of W.D. Von Gonten & Co. Report as of June 30, 2012, on oil and gas reserves (SEC Case) dated August 6, 2012 and certificate of qualification (Filed herein)

99.5	The summary of DeGolyer and MacNaughton’s Report as of June 30, 2012, on oil and gas reserves (SEC Case) dated August 8, 2012 and certificate of qualification (Filed herein)

99.6	The summary of Pinnacle Energy Services, LLC Report as of June 30, 2012, on oil and gas reserves (SEC Case) dated July 31, 2012 and certificate of qualification (Filed herein)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document