Form 10-Q
period 2012-09-30
EVOLUTION PETROLEUM CORP
filed 2012-11-09
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Not Applicable

(Former name, former address and former fiscal year if changed since last report)

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 2, 2012, was 28,051,963.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30,	June 30,
	2012	2012
Assets
Current assets
Cash and cash equivalents	$13,134,457	$14,428,548
Certificates of deposit	250,000	250,000
Receivables
Oil and natural gas sales	1,616,515	1,343,347
Joint interest partner	30,390	96,151
Income taxes	92,885	92,885
Other	190	190
Deferred tax asset	325,235	325,235
Prepaid expenses and other current assets	176,803	233,433
Total current assets	15,626,475	16,769,789

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties — full-cost method of accounting, of which $7,782,060 and $6,042,094 at September 30, 2012 and June 30, 2012, respectively, were excluded from amortization.	42,313,561	40,476,172
Other property and equipment	80,022	92,271
Total property and equipment	42,393,583	40,568,443

Advances to joint interest operating partner	325,995	1,366,921
Other assets	269,780	250,333

Total assets	$58,615,833	$58,955,486

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$438,238	$407,570
Due joint interest partner	1,313,222	3,217,975
Accrued compensation	346,382	1,005,624
Royalties payable	242,203	294,013
Income taxes payable	183,289	91,967
Other current liabilities	256,759	71,768
Total current liabilities	2,780,093	5,088,917

Long term liabilities
Deferred income taxes	6,804,145	6,205,093
Asset retirement obligations	998,342	968,677
Deferred rent	65,724	70,011

Total liabilities	10,648,304	12,332,698

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized:8.5% Series A Cumulative Preferred Stock, 1,000,000 shares authorized, 317,319 shares issued and outstanding at September 30, 2012, and June 30, 2012 with a liquidation preference of $25.00 per share.	317	317
Common stock; par value $0.001; 100,000,000 shares authorized: issued 28,840,163 shares at September 30, 2012, and 28,670,424 at June 30, 2012; outstanding 28,051,963 shares and 27,882,224 shares as of September 30, 2012 and June 30, 2012, respectively.	28,840	28,670
Additional paid-in capital	29,770,534	29,416,914
Retained earnings	19,049,860	18,058,909
	48,849,551	47,504,810
Treasury stock, at cost, 788,200 shares as of September 30, 2012 and June 30, 2012	(882,022)	(882,022)

Total stockholders’ equity	47,967,529	46,622,788

Total liabilities and stockholders’ equity	$58,615,833	$58,955,486

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2012	2011
Revenues
Crude oil	$4,005,422	$3,448,595
Natural gas liquids	119,611	188,455
Natural gas	166,513	247,806
Total revenues	4,291,546	3,884,856

Operating Costs
Lease operating expenses	316,169	202,917
Production taxes	21,373	14,035
Depreciation, depletion and amortization	296,917	236,891
Accretion of discount on asset retirement obligations	21,107	16,972
General and administrative expenses *	1,705,424	1,405,175
Total operating costs	2,360,990	1,875,990
Income from operations	1,930,556	2,008,866

Other
Interest income	5,616	7,246
Interest (expense)	(16,428)	—
	(10,812)	7,246

Net income before income taxes	1,919,744	2,016,112

Income tax provision	760,218	872,594

Net Income	$1,159,526	$1,143,518

Dividends on Preferred Stock	168,575	127,835

Net income available to common shareholders	$990,951	$1,015,683

Basic	$0.04	$0.04

Diluted	$0.03	$0.03

Weighted average number of common shares

Basic	27,938,297	27,669,355

Diluted	31,763,488	31,279,350

*General and administrative expenses for the three months ended September 30, 2012 and 2011 included non-cash stock-based compensation expense of $353,790 and $416,695, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net Income	$1,159,526	$1,143,518
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	307,129	236,891
Stock-based compensation	353,790	416,695
Accretion of discount on asset retirement obligations	21,107	16,972
Settlements of asset retirement obligations	(22,211)	(30,969)
Deferred income taxes	599,052	659,767
Accrued compensation	—	(180,000)
Deferred rent	(4,287)	(2,542)
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	(273,168)	106,424
Receivables from income taxes and other	—	28,678
Due to/from joint interest partner	(49,344)	(25,964)
Prepaid expenses and other current assets	56,630	(83,359)
Accounts payable and accrued expenses	(637,799)	(108,329)
Royalties payable	(51,810)	(387,747)
Income taxes payable	161,166	144,246
Net cash provided by operating activities	1,619,781	1,934,281

Cash flows from investing activities
Acquisitions of oil and natural gas properties	(743,720)	(167,964)
Development of oil and natural gas properties	(1,868,892)	(311,739)
Advances to joint venture operating partner	(101,790)	—
Other assets	(14,684)	(13,771)
Net cash used in investing activities	(2,729,086)	(493,474)

Cash flows from financing activities
Proceeds from issuances of preferred stock, net	—	6,054,456
Preferred stock dividends paid	(168,575)	(127,835)
Deferred loan costs	(16,211)	—
Net cash provided by (used in) financing activities	(184,786)	5,926,621

Net increase (decrease) in cash and cash equivalents	(1,294,091)	7,367,428

Cash and cash equivalents, beginning of period	14,428,548	4,247,438

Cash and cash equivalents, end of period	$13,134,457	$11,614,866

Our supplemental disclosures of cash flow information for the three months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended
	September 30,
	2012	2011
Income taxes paid	$—	$—

Non-cash transactions:
Change in accounts payable used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties	124,372	(136,610)
Change in due to joint interest partner used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties	(646,932)	—
Change in accounts payable related to joint venture activities	—	225,438
Oil and natural gas properties incurred through recognition of asset retirement obligations	8,558	(30,969)

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

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included.  The interim financial information and notes hereto should be read in conjunction with the Company’s 2012 Annual Report on Form 10-K for the fiscal year ended June 30, 2012, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Note 2 — Property and Equipment

As of September 30, 2012 and June 30, 2012 our oil and natural gas properties and other property and equipment consisted of the following:

	September 30, 2012	June 30, 2012
Oil and natural gas properties
Property costs subject to amortization	$41,232,889	$40,874,244
Less: Accumulated depreciation, depletion, and amortization	(6,701,388)	(6,440,166)
Unproved properties not subject to amortization	7,782,060	6,042,094
Oil and natural gas properties, net	$42,313,561	$40,476,172

Other property and equipment
Furniture, fixtures and office equipment, at cost	322,515	322,514
Less: Accumulated depreciation	(242,493)	(230,243)
Other property and equipment, net	$80,022	$92,271

Unproved properties not subject to amortization consists of unevaluated acreage of $7.8 million and $6.0 million as of September 30, 2012 and June 30, 2012, respectively, for our properties in the Mississippi Lime in Oklahoma.  Our evaluation of impairment of unproved properties occurs, at a minimum, on a quarterly basis.  Based on this evaluation there were no impaired properties for the three months ended September 30, 2012.  During the corresponding prior year period, we transferred approximately $0.8 million of impaired assets, reflecting principally Woodford Shale properties, from our unevaluated pool to our full cost pool.

Note 3 — Joint Interest Agreement

Effective April 17, 2012, a wholly owned subsidiary of the Company entered into definitive agreements with Orion Exploration Partners, LLC (“Orion”) to acquire and develop interests in oil and gas leases, associated surface rights and related assets located in the Mississippian Lime formation in Kay County in North Central Oklahoma.  The Company agreed to contribute cash and a drilling carry to maintain its  non-operated working interest in the joint venture.  Orion contributed the leases, its portion of the drilling capital, its operating expertise in the area and the Mississippian Lime play.  The agreement commits the parties to drill between six and fourteen gross wells by April 17, 2013.  To date one salt water disposal well and one producer well have been completed..

Our participation in this joint venture is reflected on our September 30, 2012 and June 30, 2012 balance sheets by the items below.  Included in the $1.4 million June 30, 2012 advance to our joint interest operating partner is an accrued $1,142,716 drilling cash call, which is also reflected in the due to joint interest partner balance.

	September 30, 2012	June 30, 2012

Advances to joint interest operating partner	$325,995	$1,366,921
Due to joint interest partner	1,313,222	3,217,975

Note 4 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the three months ended September 30, 2012:

September 30, 2012

Asset retirement obligations — beginning of period	$968,677
Liabilities incurred	3,126
Liabilities settled	—
Accretion of discount	21,107
Revision of previous estimates	5,432
Asset retirement obligations — end of period	$998,342

Note 5 — Stockholders’ Equity

Common Stock

On July 9, 2012, a contractor of the Company net exercised 30,000 stock options for a net issuance of 15,512 shares of common stock.  The options were granted in March 2008 at an exercise price of $4.10 per share. See Note 6.

On September 6, 2012, the Board of Directors authorized and the Company issued 154,227 shares of restricted common stock from the 2004 Stock Plan to all employees as a long-term incentive award.  Total unrecognized stock-based compensation expense of $1,223,020 related to the long-term incentive award will be recognized ratably over a four year period as the restricted common stock vests.  See Note 6.

Series A Cumulative Perpetual Preferred Stock

There were no sales during the three months ended September 30, 2012.  During the three months ended September 30, 2011, we sold 282,255 shares of our 8.5% Series A Cumulative (perpetual) Preferred Stock with a liquidation preference of $25.00 per share, 220,000 of which were sold in an underwritten public offering and 62,255 shares of which were sold under an at-the-market sales agreement (ATM), providing aggregate net proceeds of $6,054,456 after market discounts, underwriting fees, legal and other expenses of the offerings.  The Series A Cumulative Preferred Stock cannot be converted into our common stock and there are no sinking fund or redemption rights available to holders thereof.  Optional redemption can only be made by us on or after July 1, 2014 for the stated liquidation value of $25.00 per share plus accrued dividends, or by an acquirer under a change of control prior to such date at redemption prices ranging from $25.25 to $25.75 per share.  With respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock ranks senior to our common shareholders, but subordinate to any of our existing and future debt.  Dividends on the Series A Cumulative Preferred Stock accrue and accumulate at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly at $0.177083 per share, as, if and when declared by our Board of Directors.

During the three months ended September 30, 2012 and 2011, we paid dividends of $168,575 and $127,835, respectively, to holders of our Series A Preferred Stock.

Note 6 — Stock-Based Incentive Plan

We may grant option awards to purchase common stock (the “Stock Options”), restricted common stock awards (“Restricted Stock”), and unrestricted fully vested common stock, to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  Option awards for the purchase of 600,000 shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 6,500,000 shares of common stock.  No shares are available for grant under the 2003 Stock Plan and 857,884 shares remain available for grant under the 2004 Stock Plan as of October 31, 2012.

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

Stock Options and Incentive Warrants

Non-cash stock-based compensation expense related to Stock Options and Incentive Warrants for the three months ended September 30, 2012 and 2011 was $26,274 and $172,729, respectively.

There were no Stock Options granted during the three months ended September 30, 2012 and 2011.

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of September 30, 2012, and the changes during the fiscal year:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2012	5,372,820	$1.83

Granted	—	—
Exercised	(30,000)	$4.10
Cancelled or forfeited	—	—
Expired	—	—

Stock Options and Incentive Warrants outstanding at September 30, 2012	5,342,820	$1.82	$33,440,689	3.2

Vested or expected to vest at September 30, 2012	5,342,820	$1.82	$33,440,689	3.2

Exercisable at September 30, 2012	5,342,820	$1.82	$33,440,689	3.2

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($8.08 as of September 30, 2012) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

There were 30,000 Stock Options exercised during the three months ended September 30, 2012 with an aggregate intrinsic value of $131,700.

A summary of the status of our unvested Stock Options and Incentive Warrants as of September 30, 2012 and the changes during the three months ended September 30, 2012, is presented below:

	Number of Stock Options and Incentive Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2012	18,922	$2.45

Granted	—	—

Vested	(18,922)	$2.45

Forfeited	—	—

Unvested at September 30, 2012	—	$—

During the three months ended September 30, 2012 and 2011, there were 18,922 and 86,083 Stock Options and Incentive Warrants that vested with a total grant date fair value of $46,359 and $162,697, respectively.

As of August 31, 2012 all compensation costs attributable to Stock Options and Incentive Warrants had been recognized.

Restricted Stock

Stock-based compensation expense related to Restricted Stock grants for the three months ended September 30, 2012 and 2011 was $327,516 and $249,966, respectively.

The following table sets forth the Restricted Stock transactions for the three months ended September 30, 2012:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2012	452,600	$5.60

Granted	154,227	$7.93

Vested	(55,321)	$4.41

Forfeited	—	—

Unvested at September 30, 2012	551,506	$6.01

For the 154,227 shares awarded above, the grant date fair value reflects the stock’s closing price on the first trading day before the grant date.  See Note 5.   At September 30, 2012, unrecognized stock compensation expense related to Restricted Stock grants totaled $3,014,246.  Such unrecognized expense will be recognized over a weighted average period of 2.9 years.

Note 7 — Fair Value Measurement

Accounting guidelines for measuring fair value establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement.

The three levels are defined as follows:

Level 1 — Observable inputs such as quoted prices in active markets at the measurement date for identical, unrestricted assets or liabilities.

Level 2 — Other inputs that are observable directly or indirectly such as quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 — Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

Fair Value of Financial Instruments.  The Company’s other financial instruments consist of cash and cash equivalents, certificates of deposit, receivables and payables. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments.

Other Fair Value Measurements.  The initial measurement of asset retirement obligations at fair value is calculated using discounted future cash flows of internally estimated costs. Significant Level 3 inputs used in the calculation of asset retirement obligations include the costs of plugging and abandoning wells, surface restoration and reserve lives. Subsequent to initial recognition, revisions to estimated asset retirement obligations are made when changes occur for input values, which the Company reviews quarterly.

Note 8 — Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the three months ended September 30, 2012.  We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending June 30, 2007 through June 30, 2011.

The Company recognized income tax expense of $760,218 and $872,594 for the three months ended September 30, 2012 and 2011,  respectively, with corresponding effective rates of  39.6% and  43.3%.

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

Note 9 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended September 30
	2012	2011
Numerator
Net income available to common shareholders	$990,951	$1,015,683

Denominator

Weighted average number of common shares — Basic	27,938,297	27,669,355

Effect of dilutive securities:
Common stock warrants issued in connection with equity and financing transactions	852	59,057
Stock Options and Incentive Warrants	3,824,339	3,550,938
Total weighted average dilutive securities	3,825,191	3,609,995

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	31,763,488	31,279,350

Net income per common share — Basic	$0.04	$0.04
Net income per common share — Diluted	$0.03	$0.03

Outstanding potentially dilutive securities as of September 30, 2012 were as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2012

Common stock warrants issued in connection with equity and financing transactions	$2.50	1,165
Stock Options and Incentive Warrants	$1.82	5,342,820
Total	$1.82	5,343,985

Outstanding potentially dilutive securities as of September 30, 2011 were as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2011

Common stock warrants issued in connection with equity and financing transactions	$2.50	92,365
Stock Options and Incentive Warrants	$1.83	5,372,820
Total	$1.84	5,465,185

Note 10 - Unsecured Revolving Credit Agreement

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

As of September 30, 2012, the Company had no borrowings and no outstanding letters of credit issued under the facility, resulting in an available borrowing base capacity of $5,000,000.  The Company was in compliance with all the covenants of the Credit Agreement.

In connection with this agreement the Company incurred $179,468 of debt issuance costs, which have been capitalized in Other Assets and are being amortized on a straight-line basis over the term of the agreement.

Note 11 — Commitments and Contingencies

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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of September 30, 2012 under this operating lease are as follows:

For the twelve months ended September 30,
2013	$159,011
2014	159,011
2015	159,011
Thereafter	132,509
Total	$609,542

Rent expense for the three months ended September 30, 2012 and 2011 was $36,808 and $36,808, respectively.

Employment Contracts.  We have employment agreements with the Company’s three named officers.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.   The total contingent obligation under the employment contracts as of September 30, 2012 is approximately $685,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the year ended June 30, 2012 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K.  Any terms used but not defined herein have the same meaning given to them in the Form 10-K.

This Form 10-Q and the information referenced herein contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described in our 2012 Annual Report on Form 10-K for the year ended June 30, 2012 as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

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

We are focused on increasing underlying net asset values on a per share basis.  In doing so, we depend on a conservative capital structure, allowing us to maintain financial control of our assets for the benefit of our shareholders, including approximately 24% beneficially owned by all of our directors, officers and employees.

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

Highlights for our First Quarter Fiscal 2013 and Project Update

“Q1-13” & “current quarter” is the three months ended September 30, 2012, the company’s 1st quarter of fiscal 2013.

“Q4-12” & “prior quarter” is the three months ended June 30, 2012, the company’s 4th quarter of fiscal 2012.

“Q1-12” & “year-ago quarter” is the three months ended September 30, 2011, the company’s 1st quarter of fiscal 2012.

Operations

•                  Q1-13 net income available to common shareholders increased 6.9% sequentially to $1.0 million compared to $0.9 million in the prior quarter and slightly declined 2.4% from $1.0 million in the year-ago quarter.  Sequentially, lower field margins were offset by lower income taxes and slightly better BOE volumes.  The lower margin, as described below, reflects decreased average product prices partially offset by lower LOE.

•                  Current quarter revenue decreased 6.3% sequentially to $4.3 million from $4.6 million in the prior quarter, while increasing 10.5% from $3.9 million in the year-ago quarter.  The sequential decline primarily reflects lower Delhi revenue partially offset by higher natural gas revenue.  The increase from the year-ago quarter is due to higher Delhi revenue partially offset by decreases in NGL and natural gas revenues.

•                  Crude oil and NGL volumes accounted for 80% of volumes and 96% of revenues during Q1-13 compared sequentially to 81% of volume and 97% of revenues in the prior quarter, while the year-ago quarter volumes were 78% of volume and 94% of revenue.  Total liquids volumes declined sequentially 0.6% while increasing 16% compared to the year-ago quarter.  Delhi oil volumes decreased 3% from the prior quarter and increased 15% compared

to the year-ago quarter.   Current quarter Delhi production was impacted by the operator temporarily restricting production.  Natural gas volumes, all in Giddings, also increased 13% sequentially, and increased 14% over the year-ago quarter due to improved performance of wells and prior quarter workovers.

•                  The blended product price we received in Q1-13 decreased sequentially to $80.30 per BOE from $86.91 in the prior quarter, while declining from $83.01 in the year-ago quarter.  Current quarter oil prices declined 6% sequentially to $102.49 and decreased 2% compared to the year-ago quarter.  Our average oil price reflects the large proportion of sales from Delhi that received favorable Louisiana Light Sweet pricing.  NGL prices decreased 15% sequentially and 34% from the year-ago quarter to $35.38, while natural gas prices increased 19% sequentially and decreased 38% from the year-ago quarter to $2.53.

•                  Field margin declined to $68 per BOE compared to $73 in the prior quarter and the year-ago quarter.  Compared to the prior quarter, lower revenue per BOE was partially offset by reduced LOE and slightly lower DD&A per BOE.  LOE decreased primarily due to reduced salt water disposal costs at Giddings Field, resolved water injection issues at Lopez Field and decreased parts and supplies expenses for both fields.  The lower field margin compared to the year ago quarter reflects lower revenue per BOE together with higher LOE and DD&A rates.

Projects

Delhi EOR Project

•                  Production in our enhanced oil recovery project temporarily decreased 3% sequentially and increased 15% over the year-ago quarter to 5,057 gross BOPD (374 BOPD net to our 7.4% royalty interest).  The current quarter included two months of production restricted by the operator due to process cooling limitations, compared to only one month of restricted production during the prior quarter.  Production restrictions were lifted during September and production returned to previous unrestricted levels. Peak gross production is forecasted by our independent reservoir engineer to steadily increase to approximately 11,800 BOPD by late 2017. Our working interest reversion that is forecasted to occur in late calendar 2013 will more than triple our revenue interest from 7.4% to 26.5%, while our cost bearing interest increases from 0% to 23.9%.

•                  Realized oil prices at Delhi decreased 6% sequentially and 2% from the year-ago quarter to $103.78 per BO.  Realized prices were $110.09 per BO in the previous quarter and $105.78 in the year-ago quarter.

•                  Extension of the project into the eastern half of the field continued with $24 million gross expenditures made by the operator during the current quarter and over $60 million gross expenditures so far in calendar 2012 none of which is required to be funded by us.  Proved oil reserves net to our interest were already 68% developed and probable reserves were 46% developed at our recent fiscal yearend, based on our independent engineer’s June 30, 2012 report as filed in our 2012 Form 10-K.

Mississippi Lime

•                    The operator completed the drilling of our first two Mississippian Lime wells in Kay County, OK - the Sneath with our 45% working interest and the Hendrickson with our 36.6% working interest. These two wells are the first of 114 gross probable drilling locations assigned in the independent engineer’s report of June 30, 2012, as filed with our most recent Form 10-K. As previously reported, the operator drilled and completed a salt water disposal well in the previous quarter.

•                  The Sneath well was hydraulically fractured in 12 stages and completed in late October in approximately 3,100’ of lateral section and subsequently was put on production to begin removing injected and reservoir water to permit oil and gas production. The Mississippian Lime typically requires partial depressuring to allow oil and gas to mobilize into the well bore.

•                  The Hendrickson well was hydraulically fractured in 10 stages and completed in early November in approximately 4,000’ of lateral section with production operations expected to begin shortly.

•                  We are evaluating the eastern portion of the play to expand our footprint.

GARP® (Gas Assisted Rod Pump)

•                    We completed the commercial installation of GARP® in a fourth well in the Iola Field in Grimes County, Texas. The well was restored from no production to a rate of approximately 5 BOPD and 90 MCFD of liquids rich natural gas that is being processed for NGL.

•                  Our three previous commercial installations of GARP® continue performing well. As of early November, our four installations are producing 55-60 BOEPD gross (27-30 BOEPD net).

Lopez Field (South Texas)

•                  We expanded our salt water disposal capacity on one lease to allow a consistent water disposal rate that has increased our steady oil production rate to approximately 8 BOPD from our Garcia #1, the first oil well we drilled in the Lopez Field.

•                  Our second drilled oil well continues to steadily produce more than 15 BOPD, a higher rate than originally expected or that is projected in our reserve report.

•                  We received our permit to begin producing our third drilled oil well, have put the well on production and are currently dewatering.

•                  We continue to evaluate the long term potential of our South Texas project compared to other projects in our portfolio as to scale, profitability and timing.

Giddings Field (Central Texas)

•                  Giddings daily production increased 12% sequentially and 11% over the year-ago quarter to 194 net BOEPD.  A portion of the increase from 173 BOED in the prior quarter and from 175 net BOED in the year-ago quarter was from new GARP® production.  All of our non-GARP® wells in the Giddings Field are in their stable decline phase.

•                  We have entered into agreements in principle to divest portions of our Giddings assets in order to better focus our resources on the Mississippian Lime and GARP® projects that offer substantially more potential.

Liquidity and Capital Resources

At September 30, 2012, our working capital was $12.8 million, compared to working capital of $11.7 million at June 30, 2012.  The $1.1 million increase in working capital since June 30, 2012 was due primarily to decreases of $1.9 million in payables to our joint venture partner in the Mississipian Lime play, and $0.7 million of accrued compensation, partially offset by a cash decrease of $ 1.3 million.

Cash Flows from Operating Activities

For the three months ended September 30, 2012, cash flows provided by operating activities were $1.6 million, reflecting $2.4 million provided by operations before $0.8 million was used in working capital.  Of the $2.4 million provided before working capital changes, $1.2 million was due to net income and $1.2 million was due primarily to non-cash expenses.

For the three months ended September 30, 2011, $1.9 million of cash flows was provided by operating activities, reflecting $2.2 million provided by operations before $0.3 million was used in working capital.  Of the $2.2 million provided before working capital changes, $1.1 million was due to net income and $1.1 million was attributable primarily to non-cash expenses.

Cash Flows from Investing Activities

Cash paid for oil and gas capital expenditures during the three ended September 30, 2012 was $2.6 million.  Development activities were predominantly in the Mississippi Lime, where one salt water disposal well and one producer well were completed and a second producer well spudded with completion expected in our next fiscal quarter.  In Giddings, expenditures were centered on installing GARP® on a fourth well.

Cash paid for oil and gas capital expenditures during the three months ended September 30, 2011, was $0.5 million with expenditures primarily divided between our Giddings and Lopez fields.

Oil and gas capital expenditures incurred were $2.1 million and $0.4 million, respectively, for the three months ended September 30, 2012 and 2011.  These amounts can be reconciled to cash capital expenditures on their respective cash flow statements by adjusting them for changes in accounts payable and amounts owed to joint venture partners for capital expenditures as represented in the supplemental information.

Cash Flows from Financing Activities

In the three months ended September 30, 2012, we paid preferred dividends of $0.2 million.

During the three months ended September 30, 2011, we received $6.1 million of net proceeds from the issuance of 282,255 shares of our 8.5% Series A perpetual preferred stock after all offering costs and we paid $0.1 million of dividends thereon.

Capital Budget

Our approved fiscal 2013 Base Plan provides for up to $10 million of capital expenditures, the remaining balance of which can be funded from our existing working capital of $12.8 million at September 30, 2012.  We expect to fund any increases over the fiscal 2013 Base Plan out of working capital, internally generated funds from operations, joint ventures, project financing, selective divestments of noncore assets or other appropriate financings, including possible additional issuances of our Series A perpetual non-convertible preferred stock.

Results of Operations

Three month period ended September 30, 2012 and 2011

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended
	September 30,			%
	2012	2011	Variance	Change

Sales Volumes, net to the Company:

Crude oil (Bbl)	39,082	33,160	5,922	17.9%

NGLs (Bbl)	3,381	3,522	(141)	(4.0)%

Natural gas (Mcf)	65,869	60,707	5,162	8.5%
Crude oil, NGLs and natural gas (BOE)	53,441	46,800	6,641	14.2%

Revenue data:

Crude oil	$4,005,422	$3,448,595	$556,827	16.1%

NGLs	119,611	188,455	(68,844)	(36.5)%

Natural gas	166,513	247,806	(81,293)	(32.8)%
Total revenues	$4,291,546	$3,884,856	$406,690	10.5%

Average price:
Crude oil (per Bbl)	$102.49	$104.00	$(1.51)	(1.5)%
NGLs (per Bbl)	35.38	53.51	(18.13)	(33.9)%
Natural gas (per Mcf)	2.53	4.08	(1.55)	(38.0)%
Crude oil, NGLs and natural gas (per BOE)	$80.30	$83.01	$(2.71)	(3.3)%

Expenses (per BOE)
Lease operating expenses and production taxes	$6.32	$4.64	$1.68	36.2%
Depletion expense on oil and natural gas properties (a)	$5.33	$4.89	$0.44	9.0%

(a)         Excludes depreciation of office equipment, furniture and fixtures, and other assets of $12,249 and $7,829, for the three months ended September 30, 2012 and 2011, respectively.

Net Income Available to Common Shareholders.  For the three months ended September 30, 2012, we generated net income of $990,951, or $0.03 per diluted share, (which includes $353,790 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $4,291,546.  This compares to a net income of $1,015,683, or $0.03 per diluted share, (which includes $416,695 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $3,884,856 for the year-ago quarter.  Increased revenue and lower income tax expenses were offset by higher operating expenses.  Additional details of the components of net income are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the three months ended September 30, 2012 increased 14% to 53,441 BOE’s compared to 46,800 BOE’s for the year-ago quarter.  This 6,641 volume increase primarily reflects production and sales volumes increases in Delhi, Giddings, and South Texas fields, partially offset by a decrease in our Woodford properties which have been shut in.  Our crude oil sales volumes for the current quarter include 34,453 from our interests in Delhi and 4,629 barrels from the Giddings and Lopez fields. Our crude oil sales volumes for the year-ago quarter included 29,947 barrels from our interests in Delhi and 3,213 barrels from our properties in the Giddings and Lopez fields.  Our NGL volumes for the three months ended September 30, 2012 and 2011, all from the Giddings Field, and declined 4% to 3,381 barrels.  Current quarter natural gas volumes, virtually all produced at Giddings, increased 9% to 65,869 mcf from 60,717 in the year-ago quarter.  For the current quarter, there was no gas production from our now shut in Woodford properties that produced 2,793 mcf during the year-ago quarter.

Petroleum Revenues.  Crude oil, NGLs and natural gas revenues totaling $4.3 million for the current quarter increased $0.4 million, or 11%, from $3.9 million in the year-ago quarter due to 14% higher sales volumes partially offset by a 3.3% price decline.  Prices per BOE were $80.30 and $83.01, respectively, for the current and year-ago quarter.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the current quarter increased $120,590, or 56%, to $337,542 compared to the year-ago quarter.  Of this increase approximately $63,000 for Giddings and $36,000 for Lopez are primarily attributable to seven wells brought on line subsequent to  the year-ago quarter.  The remainder of variance primarily is due to higher maintenance and repairs for previously existing wells.  Lease operating expense and production tax per barrel of oil equivalent increased 36% from $4.64 per BOE during year-ago quarter to $6.32 per BOE current quarter.

General and Administrative Expenses (“G&A”).  G&A expenses increased 21% from $1.7 million during the three months ended September 30, 2012 from $1.4 million in the year-ago quarter.   The increase was due primarily to a higher bonus accrual, legal expenses, and public company expenses, partially offset by lower stock compensation expense. Stock-based compensation was $353,790 (21% of total G&A) for the current quarter compared to $416,695 (30% of total G&A) for the year-ago quarter.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and retain staff and, as a result, likely will continue to be a significant component of our G&A costs.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A increased by 25% to $296,917 for the three months ended September 30, 2012, compared to $236,891 for the year-ago quarter. This change was principally due to an 9% increase in depletion rate from $4.89 per BOE in the year-ago quarter to $5.33 in the current quarter together with volume growth of 14% as described above.

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services.  Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our lease operating expenses and our capital expenditures.  During fiscal 2012, we saw material increases in certain oil field services and materials.  Product prices, operating costs and development costs may not always move in tandem.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the quarter ending September 30, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended September 30, 2012, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended June 30, 2012 except as noted below.  As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for our fiscal year ended June 30, 2012.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2012 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2012 we have determined there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings that are described in Part I. Item 3. “Legal Proceedings” and Note 12 — Commitments and Contingencies under Part II. Item 8. “Financial Statements” in our 2012 Annual Report. During the quarter ended September 30, 2012, there were no material developments in the status of those proceedings. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended June 30, 2012 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

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

Date: November 9, 2012