Form 10-Q
period 2012-12-31
EVOLUTION PETROLEUM CORP
filed 2013-02-11
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of February 4, 2013, was 28,106,796.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

		Page

PART I. FINANCIAL INFORMATION		2

ITEM 1.	UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	2

	Unaudited Consolidated Condensed Balance Sheets as of December 31, 2012 and June 30, 2012	2
	Unaudited Consolidated Condensed Statements of Operations for the three months ended December 31, 2012 and 2011 and for the six months ended December 31, 2012 and 2011	3
	Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2012 and 2011	4
	Unaudited Notes to Consolidated Condensed Financial Statements	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	19

ITEM 4.	CONTROLS AND PROCEDURES	20

PART II. OTHER INFORMATION		20

ITEM 1.	LEGAL PROCEEDINGS	20

ITEM 1A.	RISK FACTORS	20

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4.	MINE SAFETY DISCLOSURES	21

ITEM 5.	OTHER INFORMATION	21

ITEM 6.	EXHIBITS	21

SIGNATURES		22

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

	December 31,	June 30,
	2012	2012
Assets
Current assets
Cash and cash equivalents	$18,029,838	$14,428,548
Certificates of deposit	250,000	250,000
Receivables
Oil and natural gas sales	2,141,280	1,343,347
Joint interest partner	24,871	96,151
Income taxes	92,885	92,885
Other	306	190
Deferred tax asset	162,746	325,235
Prepaid expenses and other current assets	184,842	233,433
Total current assets	20,886,768	16,769,789

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties — full-cost method of accounting, of which $9,031,522 and $6,042,094 at December 31, 2012 and June 30, 2012, respectively, were excluded from amortization	40,276,684	40,476,172
Other property and equipment	68,031	92,271
Total property and equipment	40,344,715	40,568,443

Advances to joint interest operating partner	—	1,366,921
Other assets	269,758	250,333

Total assets	$61,501,241	$58,955,486

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$415,489	$407,570
Due joint interest partner	1,383,991	3,217,975
Accrued compensation	609,350	1,005,624
Royalties payable	219,137	294,013
Income taxes payable	137,924	91,967
Other current liabilities	170,873	71,768
Total current liabilities	2,936,764	5,088,917

Long term liabilities
Deferred income taxes	7,541,364	6,205,093
Asset retirement obligations	826,840	968,677
Deferred rent	61,437	70,011

Total liabilities	11,366,405	12,332,698

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized:8.5% Series A Cumulative Preferred Stock, 1,000,000 shares authorized, 317,319 shares issued and outstanding at December 31, 2012, and June 30, 2012 with a liquidation preference of $25.00 per share	317	317
Common stock; par value $0.001; 100,000,000 shares authorized: issued 28,897,133 shares at December 31, 2012, and 28,670,424 at June 30, 2012; outstanding 28,106,796 shares and 27,882,224 shares as of December 31, 2012 and June 30, 2012, respectively	28,897	28,670
Additional paid-in capital	30,164,056	29,416,914
Retained earnings	20,840,556	18,058,909
	51,033,826	47,504,810
Treasury stock, at cost, 790,337 shares and 788,200 shares as of December 31, 2012 and June 30, 2012, respectively	(898,990)	(882,022)

Total stockholders’ equity	50,134,836	46,622,788

Total liabilities and stockholders’ equity	$61,501,241	$58,955,486

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues
Crude oil	$5,379,399	$4,231,201	$9,384,821	$7,679,796
Natural gas liquids	86,556	182,971	206,167	371,426
Natural gas	182,103	232,530	348,616	480,336
Total revenues	5,648,058	4,646,702	9,939,604	8,531,558

Operating Costs
Lease operating expenses	419,328	412,470	735,497	615,387
Production taxes	20,863	18,725	42,236	32,760
Depreciation, depletion and amortization	350,119	280,795	647,036	517,686
Accretion of discount on asset retirement obligations	17,751	19,616	38,858	36,588
General and administrative expenses *	1,815,276	1,488,258	3,520,700	2,893,433
Total operating costs	2,623,337	2,219,864	4,984,327	4,095,854

Income from operations	3,024,721	2,426,838	4,955,277	4,435,704

Other
Interest income	5,614	6,712	11,230	13,958
Interest (expense)	(16,564)	—	(32,992)	—
	(10,950)	6,712	(21,762)	13,958

Net income before income taxes	3,013,771	2,433,550	4,933,515	4,449,662

Income tax provision	1,054,499	1,008,195	1,814,717	1,880,789

Net Income	$1,959,272	$1,425,355	$3,118,798	$2,568,873

Dividends on Preferred Stock	168,576	165,405	337,151	293,240

Net income available to common shareholders	$1,790,696	$1,259,950	$2,781,647	$2,275,633

Basic	$0.06	$0.05	$0.10	$0.08

Diluted	$0.06	$0.04	$0.09	$0.07

Weighted average number of common shares

Basic	28,071,317	27,792,768	28,032,223	27,731,062

Diluted	31,856,417	31,515,271	31,836,983	31,394,528

*General and administrative expenses for the three months ended December 31, 2012 and 2011 included non-cash stock-based compensation expense of $393,579 and $354,871, respectively.  For the corresponding six month period’s non-cash stock-based compensation expense was $747,369 and $771,566, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2012	2011
Cash flows from operating activities
Net Income	$3,118,798	$2,568,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	667,461	517,686
Stock-based compensation	747,369	771,566
Accretion of discount on asset retirement obligations	38,858	36,588
Settlements of asset retirement obligations	(47,026)	(30,969)
Deferred income taxes	1,498,760	1,258,106
Deferred rent	(8,574)	(6,829)
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	(797,933)	(402,023)
Receivables from income taxes and other	(116)	20,889
Due to/from joint interest partner	40,050	6,854
Prepaid expenses and other current assets	48,591	(102,360)
Accounts payable and accrued expenses	(390,979)	(307,079)
Royalties payable	(74,876)	(122,225)
Income taxes payable	115,801	93,279
Net cash provided by operating activities	4,956,184	4,302,356

Cash flows from investing activities
Proceeds from asset sales	3,054,976	—
Capital expenditures for oil and natural gas properties	(4,013,430)	(1,504,534)
Capital expenditures for other property and equipment	—	(12,778)
Other assets	(26,110)	(23,657)
Net cash used in investing activities	(984,564)	(1,540,969)

Cash flows from financing activities
Proceeds from issuances of preferred stock, net	—	6,930,535
Preferred stock dividends paid	(337,151)	(293,240)
Purchases of treasury stock	(16,968)	—
Deferred loan costs	(16,211)	—
Net cash provided by (used in) financing activities	(370,330)	6,637,295

Net increase in cash and cash equivalents	3,601,290	9,398,682

Cash and cash equivalents, beginning of period	14,428,548	4,247,438

Cash and cash equivalents, end of period	$18,029,838	$13,646,120

Our supplemental disclosures of cash flow information for the six months ended December 31, 2012 and 2011 are as follows:

	Six Months Ended
	December 31,
	2012	2011
Income taxes paid	$200,156	$513,581

Non-cash transactions:
Change in accounts payable used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties	31,885	449,146
Change in due to joint interest partner used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties	(435,833)	—
Change in accounts payable related to joint venture activities	—	9,576
Oil and natural gas properties incurred through recognition of asset retirement obligations	8,558	47,200

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

Note 2 — Property and Equipment

As of December 31, 2012 and June 30, 2012 our oil and natural gas properties and other property and equipment consisted of the following:

	December 31, 2012	June 30, 2012
Oil and natural gas properties
Property costs subject to amortization	$38,447,880	$40,874,244
Less: Accumulated depreciation, depletion, and amortization	(7,202,718)	(6,440,166)
Unproved properties not subject to amortization	9,031,522	6,042,094
Oil and natural gas properties, net	$40,276,684	$40,476,172

Other property and equipment
Furniture, fixtures and office equipment, at cost	322,515	322,514
Less: Accumulated depreciation	(254,484)	(230,243)
Other property and equipment, net	$68,031	$92,271

Unproved properties not subject to amortization consists of unevaluated acreage and development costs of $9.0 million and $6.0 million as of December 31, 2012 and June 30, 2012, respectively, for our properties in the Mississippi Lime in Oklahoma.  Our evaluation of impairment of unproved properties occurs, at a minimum, on a quarterly basis.  Based on this evaluation there were no impaired properties for the six months ended December 31, 2012.  During the corresponding prior year period, we transferred approximately $2.2 million of impaired assets, reflecting principally Woodford Shale properties, from our unevaluated pool to our full cost pool.

In early November 2012 the company sold its Wood well in the Giddings Field  to EnerVest LLC and received net proceeds of $250,000 and the buyer’s assumption of all abandonment liabilities.

On December 24, 2012, the Company closed the sale of a portion of its producing and non-producing properties and assets in Brazos, Burleson, Fayette, Lee and Grimes Counties, Texas to ASM Oil and Gas Company, Inc. (“ASM”) for an adjusted purchase price of $2.8 million and the buyer’s assumption of all abandonment liabilities.

The proceeds from these sales were recognized as a reduction of the cost of oil and gas properties.

Note 3 — Joint Interest Agreement

Effective April 17, 2012, a wholly owned subsidiary of the Company entered into definitive agreements with Orion Exploration Partners, LLC (“Orion”) to acquire and develop interests in oil and gas leases, associated surface rights and related assets located in the Mississippian Lime formation in Kay County in North Central Oklahoma.  The Company agreed to contribute cash and a drilling carry to maintain its non-operated working interest in the joint venture.  Orion contributed the leases, its portion of the drilling capital, its operating expertise in the area and the Mississippian Lime play.  The agreement commits the parties to drill between six and fourteen gross wells by April 17, 2013, failing which the Company has the right to propose the drilling of new wells.  To date one gross salt water disposal well and two gross producer wells have been completed.

Our participation in this joint venture is reflected on our December 31, 2012 and June 30, 2012 balance sheets by the items below.  Included in the $1.4 million June 30, 2012 advance to our joint interest operating partner is an accrued $1,142,716 drilling cash call, which is also reflected in the due to joint interest partner balance.

	December 31, 2012	June 30, 2012

Advances to joint interest operating partner	$—	$1,366,921
Due to joint interest partner	1,383,991	3,217,975

Note 4 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligation for the six months ended December 31, 2012:

	December 31, 2012	June 30, 2012

Asset retirement obligations — beginning of period	$968,677	$859,586
Liabilities sold	(170,433)	—
Liabilities incurred	3,126	175,943
Liabilities settled	(18,820)	(61,936)
Accretion of discount	38,858	77,505
Revision of previous estimates	5,432	(82,421)
Asset retirement obligations — end of period	$826,840	$968,677

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

On November 23, 2012, the Company issued 25,000 shares of restricted stock to a consultant.  The value of the shares issued was $191,750, based on the fair market value on the date of issuance.  The shares vest over a two year period.  See Note 6.

On December 6, 2012, a total of 31,970 shares of our restricted common stock was issued pursuant to the 2004 Stock Plan to five outside directors as part of their annual board compensation for calendar year 2013.  The value of the shares issued was $249,973 based on the fair market value on the date of issuance.  All issuances of our common stock were subject to vesting terms per individual stock agreements, which is one year for directors.  See Note 6.

On December 20, 2012 the Company received 2,137 shares of common stock from Sterling McDonald, Vice-President and Chief Financial Officer of the Company for his payroll tax liability arising from recent vestings of restricted stock.  The $7.94 per share acquisition cost per share reflected the weighted-average market price of the Company’s shares at the dates vested.

Series A Cumulative Perpetual Preferred Stock

There were no sales during the six months ended December 31, 2012.  During the six months ended December 31, 2011, we sold 317,319 shares of our 8.5% Series A Cumulative (perpetual) Preferred Stock with a liquidation preference of $25.00 per share, 220,000 of which were sold in an underwritten public offering and 97,319 shares of which were sold under an at-the-market sales agreement (ATM), providing aggregate net proceeds of $6,930,535  after market discounts, underwriting fees, legal and other expenses of the offerings.  The Series A Cumulative Preferred Stock cannot be converted into our common stock and there are no sinking fund or redemption rights available to holders thereof.  Optional redemption can only be made by us on or after July 1, 2014 for the stated liquidation value of $25.00 per share plus accrued dividends, or by an acquirer under a change of control prior to such date at redemption prices ranging from $25.25 to $25.75 per share.  With respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock ranks senior to our common shareholders, but subordinate to any of our existing and future debt.  Dividends on the Series A Cumulative Preferred Stock accrue and accumulate at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly at $0.177083 per share, as, if and when declared by our Board of Directors.

During the six months ended December 31, 2012 and 2011, we paid dividends of $337,151 and $293,240, respectively, to holders of our Series A Preferred Stock.

Note 6 — Stock-Based Incentive Plan

We may grant option awards to purchase common stock (the “Stock Options”), restricted common stock awards (“Restricted Stock”), and unrestricted fully vested common stock, to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  Option awards for the purchase of 600,000 shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 6,500,000 shares of common stock.  No shares are available for grant under the 2003 Stock Plan and 800,914 shares remain available for grant under the 2004 Stock Plan as of December 31, 2012. We have not issued option awards since September of 2008.

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

Stock Options and Incentive Warrants

As of August 31, 2012, all compensation costs attributable to Stock Options and Incentive Warrants had been recognized.

For the three months ended December 31, and 2012 stock-based compensation expense was $- and  $59,410, respectively.  For the six months ended December 31, 2012 and 2011, such expense was $26,274 and $232,139, respectively.

There were no Stock Options granted during the six months ended December 31, 2012 and 2011.

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of December 31, 2012, and the changes during the fiscal year:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2012	5,372,820	$1.83

Granted	—	—
Exercised	(30,000)	$4.10
Cancelled or forfeited	—	—
Expired	—	—

Stock Options and Incentive Warrants outstanding at December 31, 2012	5,342,820	$1.82	$33,707,830	2.9

Vested or expected to vest at December 31, 2012	5,342,820	$1.82	$33,707,830	2.9

Exercisable at December 31, 2012	5,342,820	$1.82	$33,707,830	2.9

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($8.13 as of December 31, 2012) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

There were 30,000 Stock Options exercised during the six months ended December 31, 2012 with an aggregate intrinsic value of $131,700.

A summary of the status of our unvested Stock Options and Incentive Warrants as of December 31, 2012 and the changes during the six months ended December 31, 2012, is presented below:

	Number of Stock Options and Incentive Warrants	Weighted Average Grant- Date Fair Value

Unvested at July 1, 2012	18,922	$2.45

Granted	—	—

Vested	(18,922)	$2.45

Forfeited	—	—

Unvested at December 31, 2012	—	$—

During the six months ended December 31, 2012 and 2011, there were 18,922 and 109,039 Stock Options and Incentive Warrants that vested with a total grant date fair value of $46,359 and $216,987, respectively.

As of August 31, 2012 all compensation costs attributable to Stock Options and Incentive Warrants had been recognized.

Restricted Stock

Stock-based compensation expense related to Restricted Stock grants for the three months ended December 31, 2012 and 2011 was $393,579 and $295,461, respectively.  For the six months ended December 31, 2012 and 2011, such compensation expense was $721,095 and $539,427, respectively.

The following table sets forth the Restricted Stock transactions for the six months ended December 31, 2012:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2012	452,600	$5.16

Granted	211,197	$7.88

Vested	(154,523)	$5.27

Forfeited	—	—

Unvested at December 31, 2012	509,274	$6.25

For the 211,197 shares awarded above, the grant date fair value reflects the stock’s closing price on the first trading day before the grant date.  See Note 5.   At December 31, 2012, unrecognized stock compensation expense related to Restricted Stock grants totaled $3,062,390.  Such unrecognized expense will be recognized over a weighted average period of  2.5 years.

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

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the six months ended December 31, 2012.  We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending June 30, 2007 through June 30, 2012.

The Company recognized income tax expense of $1,054,499 and $1,008,195 for the three months ended December 31, 2012 and 2011,  respectively, with corresponding effective rates of  35% and  41.4%.

We recognized income tax expense of $1,814,717 and $1,880,789 for the six months ended December 31, 2012 and 2011, respectively, with corresponding effective rates of 36.8% and 42.3%,  respectively.

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

Note 9 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Numerator
Net income available to common shareholders	$1,790,696	$1,259,950	$2,781,647	$2,275,633

Denominator

Weighted average number of common shares — Basic	28,071,317	27,792,768	28,032,223	27,731,062

Effect of dilutive securities:
Common stock warrants issued in connection with equity and financing transactions	839	61,187	845	60,149
Stock Options and Incentive Warrants	3,784,261	3,661,316	3,803,915	3,603,317
Total weighted average dilutive securities	3,785,100	3,722,503	3,804,760	3,663,466

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	31,856,417	31,515,271	31,836,983	31,394,528

Net income per common share — Basic	$0.06	$0.05	$0.10	$0.08
Net income per common share — Diluted	$0.06	$0.04	$0.09	$0.07

Outstanding potentially dilutive securities as of December 31, 2012 were as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at December 31, 2012

Common stock warrants issued in connection with equity and financing transactions	$2.50	1,165
Stock Options and Incentive Warrants	$1.82	5,342,820
Total	$1.82	5,343,985

Outstanding potentially dilutive securities as of December 31, 2011 were as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at December 31, 2011

Common stock warrants issued in connection with equity and financing transactions	$2.50	92,365
Stock Options and Incentive Warrants	$1.83	5,372,820
Total	$1.84	5,465,185

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

Annually, the Borrowing Base and a Monthly Reduction Amount are re-determined from reserve reports.  Requests by the Company to increase the $5,000,000 initial amount are subject to the Lender’s credit approval process, and are also limited to 25% of the value Oil and Gas Properties.

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

As of December 31, 2012, the Company had no borrowings and no outstanding letters of credit issued under the facility, resulting in an available borrowing base capacity of $5,000,000.  The Company was in compliance with all the covenants of the Credit Agreement.

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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of December 31, 2012 under this operating lease are as follows:

For the twelve months ended December 31,
2013	$159,011
2014	159,011
2015	159,011
Thereafter	92,756
Total	$569,789

Rent expense for the three months ended December 31, 2012 and 2011 was $36,808 and $36,808, respectively.  For the corresponding six month periods of 2012 and  2011 rent expense was $73,617 and $73,617,  respectively.

Employment Contracts.  We have employment agreements with the Company’s three named executive officers.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.  The total contingent obligation under the employment contracts as of December 31, 2012 is approximately $663,000.

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

The assets we exploit currently fit into three types of project opportunities:

•      Enhanced Oil Recovery (EOR),

•      Bypassed Primary Resources, and

•      Unconventional Reservoir Development.

We expect to fund our base fiscal 2013 development plan from working capital, with any increases to the base plan funded out of working capital, net cash flows from our properties and appropriate financing vehicles, including possible additional issuances of our Series A perpetual non-convertible preferred stock.

Highlights for our Second Quarter Fiscal 2013 and Project Update

“Q2-13” & “current quarter” is the three months ended December 31, 2012, the company’s 2nd quarter of fiscal 2013.

“Q1-13” & “prior quarter” and “sequential” prior quarter is the three months ended September 30, 2012, the company’s 1st quarter of fiscal 2013.

“Q2-12” & “year-ago quarter” is the three months ended December 31, 2011, the company’s 2nd quarter of fiscal 2012.

Operations

•                  Q2-13 posted record earnings per share from recurring operations*, increasing 81% sequentially and 42% over the year-ago quarter.  Increases were largely driven by higher crude oil volumes, partially offset by declining prices compared to the year-ago quarter.

•                  Revenues set an all-time record, increasing 32% sequentially and 22% over the year-ago quarter.  Crude oil volumes increased 34% sequentially and 39% over the year-ago quarter, while crude prices were unchanged sequentially and 9% less than the year-ago quarter.

•                  Record crude oil volumes increased to 82% of total volumes from 73% in the prior quarter and 72% in the year-ago quarter.  Including NGL’s, liquids volumes were 85% of total volumes, compared to 80% in the prior quarter and 78% in the year-ago quarter.

•                  Field margins increased 33% sequentially and 24% over the year-ago quarter to $4.8 million.  On a BOE basis, field margins increased 11% sequentially and 1% over the year-ago quarter to $76/BOE.

*                 Excludes the effect of a gain on an asset sale recorded in a prior year.

Projects

Delhi EOR Project — Northeast Louisiana

•                  Delhi Field sales volumes increased 36% over the prior quarter and 39% over the year-ago quarter to a record 509 BOPD net to our 7.4% royalty interest (6,872 gross BOPD).  Sequential and comparable year-ago improvements were due to record high oil production in response to CO2 injections across a larger part of the field.  Sequential improvement also resulted from restoring production volumes that were cut back by the operator during most of the first fiscal quarter due to high ambient temperatures that limited the plant’s ability to recycle CO2 for re-injection.  Continued lower ambient temperatures that began in September 2012 remedied the issue in the near term, while additional cooling capacity is expected to be installed by the operator before the resumption of hot weather next summer.

•                  Record Delhi oil production is currently exceeding the projected level in our D&M June 2012 reserve report, potentially impacting the working interest reversion date previously estimated for late calendar 2013.  At reversion, our net revenue interest will more than triple from 7.4% to 26.5%, while our cost bearing interest will increase from 0% to 23.9%.  The D&M report projects a steady increase in production to approximately 11,800 gross BOPD by late 2017.

•                  Realized oil prices at Delhi were sequentially unchanged and 9% lower from the year-ago quarter, averaging $104.43/BO in the current quarter.  Realized prices were $103.78/BO in the previous quarter and $115.07 in the year-ago quarter.

•                  Delhi’s LLS pricing continues to command a premium.   Realized Delhi prices were 16%, 12% and 24% higher than average realized oil prices in our other fields during the current, previous and year-ago quarters, respectively.

2013 development revised.  Calendar 2013 capital expenditures were recently refocused by the operator to further develop the western half of the Field where the flood has already been installed. The operator is currently remapping the field reservoirs to incorporate extensive 3-D seismic evaluation, and we believe this work may quantify upside potential in the Field not reflected in the June 2012 reserves.

Mississippian Lime — Kay County, OK

•                  Initial Development.  We completed the drilling and hydraulic fracturing of the Sneath #1H horizontal production well and began dewatering operations at the end of October 2012.  The Hendrickson #1H horizontal well was similarly completed and dewatering operations began at the end of November.  These wells are the first two of 114 gross probable drilling locations assigned by our independent reservoir engineer.  We own a 45% working interest in the Sneath and a 36.6% working interest in the Hendrickson.

•                  Mississippian Lime Background. Our play targets a limestone (carbonate) formation on the east flank of the Nemaha Ridge in central Kay County, OK, an area considered oilier and shallower than the west side of the Ridge.  Historically, both sides of the Ridge have experienced considerable vertical well development over several decades that defines the formation, while current development utilizes horizontal drilling and staged hydraulic fracture completions to increase productivity, ultimate recoveries and return on investment.

In our general area, we believe the Mississippian Limestone is a highly layered, fractured carbonate, typically with the fractures containing salt water and the matrix porosity containing hydrocarbons. In order to produce the hydrocarbons, we believe that the water within the fractures first must be produced and reservoir pressure reduced. As this occurs, hydrocarbons (being a compressible fluid) can expand out of the matrix into the high permeability fractures and then to the producing well.

•                  Current drilling and completion practices.  In our area, industry has largely drilled horizontal wells into the upper section of the Mississippi Lime and completed with multiple stage hydraulic fracture treatments. The Sneath and Hendrickson wells were completed in this fashion, both wells being horizontally drilled high in the formation and targeting the formation just below the “Cherty” top layers of the Mississippi Limestone, followed by 10-12 stages of hydraulic fracturing each.

•                  Necessary de-pressuring continues.  Our Sneath and Hendrickson wells are exhibiting two characteristics we believe are prerequisites for a successful horizontal MS Lime producer, those being large initial volumes of salt water production, with minimal amounts of hydrocarbons, and declining bottom-hole pressures. Declining pressure suggests that the well’s completion is contained within the target formation, as desired, and not connected to a water filled formation outside of the MS Lime, which is unfavorable. When declining pressure is present, larger amounts of salt water production suggest a potentially large, interconnected fracture system that provides access to the oil and gas reservoir, which is very favorable.

•                  Results to Date. Both wells began producing water, as expected, at rates of less than 3000 barrels per day.  The operator has gradually increased dewatering rates and reservoir pressure has gradually declined as expected with small, but generally increasing, amounts of entrained oil and gas production.  We subsequently learned from another operator of successful MS Lime wells that dewatering rates up to 10,000 barrels per day for an extended period are not unusual in our prospect area.  Accordingly, our operator is further increasing dewatering rates to match best practices in the play. We are cautiously encouraged by the high water production rates entrained with some hydrocarbons, and steady but slow pressure decline, that suggest, but do not guarantee, our wells are connected to a large and contained fracture system within the MS Lime hydrocarbon bearing reservoir.

•                  We patiently wait and watch before allocating more capital.  Our joint venture agreement with Orion Exploration initially called for the drilling of at least six gross wells by mid-April 2013.  Due to the longer than expected dewatering and depressuring phase we are experiencing with the Sneath and Hendrickson wells, we expect to delay the beginning of additional drilling until later this fiscal year, pending results of those first two wells, with significant development drilling projected for Fiscal 2014.

GARP ®

•                  Our two commercial joint venture demonstrations on 3 wells in the Giddings Field continue to prove our patented technology.  Commercialization efforts for GARP®, our artificial lift technology, continue under the corporate name NGS Technologies, with fulltime staff dedicated to the business.  We reached tentative agreement to add one well to one of the previous joint ventures.  While discussions continue with the second joint venture partner, we are in discussions with other operators to apply GARP® in oil and gas, horizontal and certain types of vertical wells in other Texas fields.

•                  Efforts expanded through property acquisitions.  As applications to date continue to demonstrate the effectiveness of our technology, we recently began a program to acquire abandoned wells that offer good potential for renewed production utilizing our technology.

Other Fields

•                  Two sales of noncore assets in the Giddings Field were completed during the quarter, including a portion of our producing assets and most of our undeveloped reserves in the Giddings Field. Consistent with our election to divest noncore assets in order to better focus capital and staff on projects with higher near term value potential, we initiated a formal sales process for our nonGARP® assets in the Giddings Field in Texas. Two Giddings Field asset sales were completed during Q2-13, including most of our non-GARP® production and undeveloped reserves in the Giddings Field. The combined adjusted sales price was approximately $3.1 million before transaction costs, plus contingent payments based on future drilling activity. The larger sale for $2.8 million was completed December 24th, while the smaller sale was completed in early November.  Accordingly, Q2-13 results included most of the production, revenue and operating expense for the divested assets. Had the divestments been completed at the beginning of the quarter, net production in the Giddings Field would have been reduced by 75%, or 125 net BOE per day, to 42 net BOE per day.  Similarly, approximately $400,000 of revenue, $145,000 of direct well expense (using the company’s average $5.24/BOE depletion rate) and $255,000 of pre-tax well income ($22/BOE) would have been absent in the current quarter’s results.  The divested properties were high in natural gas and NGL content, averaging 80% of production volumes in the current quarter, and included approximately 350 MBOE of proved developed reserves and 1.8 MMBOE of proved undeveloped reserves as of June 30, 2012. Sale proceeds and staff are already being redeployed to our Mississippian Lime and GARP® projects. The remaining noncore assets in the Giddings Field are being offered for sale, excluding certain wells in which our GARP® technology has been installed, and excluding our minor royalty and reversionary interests in the Woodbine play in northern Grimes County.

Liquidity and Capital Resources

At December 31, 2012, our working capital was $18 million, compared to working capital of $11.7 million at June 30, 2012.  The $6.3 million increase in working capital since June 30, 2012 was due primarily to increases of $3.6 million in cash  and $0.8 million in accounts receivable together with decreases of $1.8 million in due joint interest partner and $0.4 million in accrued compensation.

Cash Flows from Operating Activities

For the six months ended December 31, 2012, cash flows provided by operating activities were $5.0 million, reflecting $6.0 million provided by operations before $1.0 million was used in working capital.  Of the $6.0 million provided before working capital changes, $3.1 million was due to net income and $2.9 million was due primarily to non-cash expenses.

For the six months ended December 31, 2011, $4.3 million of cash flows was provided by operating activities, reflecting $5.1 million provided by operations before $0.8 million was used in working capital.  Of the $5.1 million provided before working capital changes, $2.6 million was due to net income and $2.5 million was attributable primarily to non-cash expenses.

Cash Flows from Investing Activities

Cash paid for oil and gas capital expenditures during the six months ended December 31, 2012 was $4.0 million.  Development activities were predominantly in the Mississippi Lime, where one salt water disposal well and two producer wells were completed.  In Giddings, expenditures were centered on installing GARP® on a fourth commercial demonstration well.  An inflow of $3.1 million was received for  proceeds from the sales of a portion of its Giddings exploration and production properties.

Cash paid for oil and gas capital expenditures during the six months ended December 31, 2011, was $1.5 million, primarily for a work over on the Dodd well in Grimes County and the drilling of four new wells in the Lopez Field in South Texas.

Oil and gas capital expenditures incurred were $3.6 million and $2.0 million, respectively, for the six months ended December 31, 2012 and 2011.  These amounts can be reconciled to cash capital expenditures on their respective cash flow statements by adjusting them for changes in accounts payable and amounts owed to joint venture partners for capital expenditures as represented in the supplemental information.

Cash Flows from Financing Activities

In the six months ended December 31, 2012, we paid preferred dividends of $0.3 million.

During the six months ended December 31, 2011, we received $6.9 million of net proceeds from the issuance of 317,319 shares of our 8.5% Series A perpetual preferred stock after all offering costs and we paid $0.3 million of dividends thereon.

Capital Budget

Our approved fiscal 2013 Base Plan provides for up to $10 million of capital expenditures. Due to the delay in drilling additional Mississippian Lime wells, a substantial portion of the 2013 Plan is likely to carry over into Fiscal 2014, and the remaining balance of expected Fiscal 2013 capital expenditures can be funded from our existing working capital of $18.1 million at December 31, 2012.  We expect to fund any increases over the fiscal 2013 Base Plan out of working capital, internally generated funds from operations, joint ventures, project financing, selective divestments of noncore assets or other appropriate financings, including possible additional issuances of our Series A perpetual non-convertible preferred stock.

Results of Operations

Three month period ended December 31, 2012 and 2011

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended December 31,			%
	2012	2011	Variance	Change

Sales Volumes, net to the Company:

Crude oil (Bbl)	52,270	37,514	14,756	39.3%

NGLs (Bbl)	2,378	3,145	(767)	(24.4)%

Natural gas (Mcf)	56,210	69,880	(13,670)	(19.6)%
Crude oil, NGLs and natural gas (BOE)	64,016	52,306	11,710	22.4%

Revenue data:

Crude oil	$5,379,399	$4,231,201	$1,148,198	27.1%

NGLs	86,556	182,971	(96,415)	(52.7)%

Natural gas	182,103	232,530	(50,427)	(21.7)%
Total revenues	$5,648,058	$4,646,702	$1,001,356	21.5%

Average price:
Crude oil (per Bbl)	$102.92	$112.79	$(9.87)	(8.8)%
NGLs (per Bbl)	36.40	58.18	(21.78)	(37.4)%
Natural gas (per Mcf)	3.24	3.33	(0.09)	(2.7)%
Crude oil, NGLs and natural gas (per BOE)	$88.23	$88.84	$(0.61)	(0.7)%

Expenses (per BOE)
Lease operating expenses	$6.55	$7.89	$(1.34)	(17.0)%
Production taxes	$0.33	$0.36	$(0.03)	(8.3)%
Depletion expense on oil and natural gas properties (a)	$5.24	$5.20	$0.04	0.8%

(a)         Excludes depreciation of office equipment, furniture and fixtures, and other assets of $14,462 and $8,723, for the three months ended December 31, 2012 and 2011, respectively.

Net Income Available to Common Shareholders.  For the three months ended December 31, 2012, we generated net income of $1,790,696, or $0.06 per diluted share, (which includes $393,579 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $5,648,058.  This compares to a net income of $1,259,950, or $0.04 per diluted share, (which includes $354,871 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $4,646,702 for the year-ago quarter.  This increase in net income is primarily due to higher oil revenue partially offset by increased operating expenses.  Additional details of the components of net income are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the three months ended December 31, 2012 increased 22.4% to 64,016 BOE’s compared to 52,306 BOE’s for the year-ago quarter.  This 11,710 volume increase primarily reflects production and sales volumes increases in Delhi and South Texas fields, partially offset by a decrease in our Giddings properties reflecting a decrease in natural gas volume.  Our crude oil sales volumes for the current quarter include 46,815 from our interests in Delhi and 5,455 barrels from the Giddings and Lopez fields. Our crude oil sales volumes for the year-ago quarter included 33,698 barrels from our interests in Delhi and 3,816 barrels from our properties in the Giddings and Lopez fields.  Our NGL volumes for the three months ended December 31, 2012 and 2011, all from the Giddings Field, and declined 24% to 2,378 barrels.  Current quarter natural gas volumes, virtually all produced at Giddings, decreased 20% to 56,210 mcf from 69,880 in the year-ago quarter.  For the current quarter, there was no gas production from our now shut in Woodford properties that produced 1,256 mcf during the year-ago quarter.

Petroleum Revenues.  Crude oil, NGL and natural gas revenues totaling $5.6 million for the current quarter increased $1.0 million, or 22%, from $4.6 million in the year-ago quarter due to 22% higher sales volumes with virtually no change in price.  Prices per BOE were $88.23 and $88.84 respectively, for the current and year-ago quarter.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes for the current quarter increased $8,996 or 2%, to $440,191 compared to the year-ago quarter.  This increase is principally due to increased expenses at the Mississippi Lime field, where three wells were completed during the current quarter, and the Giddings field, partially offset by lower expenses at the Lopez and Woodford fields.  Lease operating expense and production tax per barrel of oil equivalent decreased 17% from $8.24 per BOE during the year-ago quarter to $6.88 per BOE in the current quarter.

General and Administrative Expenses (“G&A”).  G&A expenses increased 22% to $1.8 million during the three months ended December 31, 2012 from $1.5 million in the year-ago quarter.   The increase reflects $96,000 for higher bonus and other personnel costs, $72,000 of transaction expenses related to recent oil and gas property sales, increased legal and litigation expenses of  $65,000 and $40,000 for board of director fees.  Stock-based compensation was $393,579 (22% of total G&A) for the current quarter compared to $354,871 (24% of total G&A) for the year-ago quarter.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and retain staff and, as a result, likely will continue to be a significant component of our G&A costs.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A increased by 25% to $350,119 for the three months ended December 31, 2012, compared to $280,795 for the year-ago quarter. This change was principally due to a 22% volume increase.  The current quarter’s depletion rate was $5.24 compared to $5.20 in the year-ago quarter.

Six month period ended December 31, 2012 and 2011

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Six Months Ended December 31,			%
	2012	2011	Variance	Change

Sales Volumes, net to the Company:

Crude oil (Bbl)	91,352	70,674	20,678	29.3%

NGLs (Bbl)	5,759	6,666	(907)	(13.6)%

Natural gas (Mcf)	122,079	130,597	(8,518)	(6.5)%
Crude oil, NGLs and natural gas (BOE)	117,457	99,106	18,351	18.5%

Revenue data:

Crude oil	$9,384,821	$7,679,796	$1,705,025	22.2%

NGLs	206,167	371,426	(165,259)	(44.5)%

Natural gas	348,616	480,336	(131,720)	(27.4)%
Total revenues	$9,939,604	$8,531,558	$1,408,046	16.5%

Average price:
Crude oil (per Bbl)	$102.73	$108.67	$(5.93)	(5.5)%
NGLs (per Bbl)	35.80	55.72	(19.92)	(35.8)%
Natural gas (per Mcf)	2.86	3.68	(0.82)	(22.2)%
Crude oil, NGLs and natural gas (per BOE)	$84.62	$86.09	$(1.47)	(1.7)%

Expenses (per BOE)
Lease operating expenses	$6.26	$6.21	$0.05	0.8%
Production taxes	$0.36	$0.33	$0.03	9.1%
Depletion expense on oil and natural gas properties (a)	$5.28	$5.06	$0.22	4.3%

(a)         Excludes depreciation of office equipment, furniture and fixtures, and other assets of $26,711 and $16,552 for the six months ended December 31, 2012 and 2011, respectively.

Net Income Available to Common Shareholders.  For the six months ended December 31, 2012, we generated net income of $2,781,647 or $0.09 per diluted share (which includes $747,369 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $9,939,604.  This compares to a net income of $2,275,633, or $0.07 per diluted share, (which includes $771,566 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $8,531,558 for the six months ended December 31, 2011.  The net income increase was primarily attributable to increased oil revenue and lower income taxes partly offset by higher operating expenses.  Additional details of earnings components are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the six months ended December 31, 2012 increased 19% to 117,457  BOE’s compared to 99,106 BOE’s for the six months ended December 31, 2011 due to significant production and sales volume increases in Delhi Field together with production from four Lopez wells in the prior year, offset by a slight production decrease at the Giddings Field.  Our crude oil sales volumes for the six months ended December 31, 2012 included 81,268 barrels from our interests in Delhi and 10,084 barrels from our properties in the Giddings and Lopez Field.  Our crude oil sales volumes for the six months ended December 31, 2011 included 63,645 barrels from our interests in Delhi and 7,029 barrels primarily from our properties in the Giddings Field.  Our NGL volumes for the six months ended December 31, 2012 and 2011 were from our properties in the Giddings Field, and declined 14% to 5,760 barrels.  For the corresponding periods, natural gas volumes, from our Giddings Field and Oklahoma properties decreased 7% to 122.1 mmcf.

Petroleum Revenues.  Crude oil, NGL and natural gas revenues for the six months ended December 31, 2012 increased 17% compared to the six months ended December 31, 2011.  This was due to 19% higher sales volumes, as mentioned above, offset by a 2% price decrease.  The average price received per BOE was $86.09 per BOE for the six months ended December 31, 2011 compared to $84.62 per BOE for the six months ended December 31, 2012.

Lease Operating Expenses (including production severance taxes).  Lease operating expenses and production taxes of $777,733 for the six months ended December 31, 2012 increased $129,586, or 20%, compared to $648,147 for the six months ended December 31, 2011.  The increase reflects higher expenses in the Mississippi Lime due to the three wells completed in the current year and increased Giddings expense due to GARP® , partially offset by declines at Lopez and Woodford.  Lease operating expense and production tax per barrel of oil equivalent increased 2% from $6.54 per BOE during the six months ended December 31, 2011, to $6.62 per BOE during the six months ended December 31, 2012.

General and Administrative Expenses (“G&A”).  G&A expenses increased 22% from $2.9 million during the six months ended December 31, 2011 to $3.5 million during the six months ended December 31, 2012. The increase was due principally due to $200,000 for higher bonus and other personnel costs, $151,000 of legal and litigation expenses, $81,000 for board of director fees, higher management consulting expense of $74,000, and $72,000 in transaction expenses related to oil and gas property sales. Stock-based compensation was $747,369 (22% of total G&A) for the six months ended December 31, 2012, compared to $771,566 (27% of total G&A) for the six months ended December 31, 2011.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and retain staff and, as a result, likely will continue to be a significant component of our G&A costs.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A increased by 25% to $647,036 for the six months ended December 31, 2012, compared to $517,686 for the six months ended December 31, 2011. The increase was primarily due to higher sales volumes as noted above.  For the six months ended December 31, 2012 the depletion rate was $5.28 per BOE compared to $5.06 per BOE for the corresponding prior year period.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the quarter ending December 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended December 31, 2012, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended June 30, 2012 except as noted below.  As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for our fiscal year ended June 30, 2012.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2012 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2012 we have determined there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings that are described in Part I. Item 3. “Legal Proceedings” and Note 12 — Commitments and Contingencies under Part II. Item 8. “Financial Statements” in our 2012 Annual Report. During the six months ended December 31, 2012, there were no material developments in the status of those proceedings. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended June 30, 2012 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2012.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

On December 20, 2012 the Company received 2,137 shares of common stock from Sterling McDonald, Vice-President and Chief Financial Officer of the Company to pay for his payroll tax liability arising from recent vestings of restricted stock. The acquisition cost per share reflected the weighted-average market price of the Company’s shares at the dates vested.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

December 1 to December 31, 2012	2,137 shares of Common Stock	$7.94	Not applicable	Not applicable

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

Date: February 11, 2013