Form 10-Q
period 2013-09-30
EVOLUTION PETROLEUM CORP
filed 2013-11-08
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 7, 2013, was 28,599,669.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries

Consolidated Condensed Balance Sheets

(Unaudited)

	September 30,	June 30,
	2013	2013
Assets
Current assets
Cash and cash equivalents	$25,677,097	$24,928,585
Certificates of deposit	250,000	250,000
Receivables
Oil and natural gas sales	1,621,720	1,632,853
Income taxes	281,970	281,970
Joint interest partner	21,784	49,063
Other	—	918
Deferred tax asset	26,133	26,133
Prepaid expenses and other current assets	212,606	266,554
Total current assets	28,091,310	27,436,076

Property and equipment, net of depreciation, depletion, and amortization
Oil and natural gas properties — full-cost method of accounting, of which $4,161,816 and $4,112,704 at September 30, 2013 and June 30, 2013, respectively, were excluded from amortization	38,923,477	38,789,032
Other property and equipment	45,531	52,217
Total property and equipment	38,969,008	38,841,249

Advances to joint interest operating partner	46,364	26,059
Other assets	243,377	252,912

Total assets	$67,350,059	$66,556,296

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$279,566	$642,018
Due to joint interest partner	100,347	127,081
Accrued compensation	392,474	1,385,494
Royalties payable	131,457	91,427
Income taxes payable	638,225	233,548
Other current liabilities	663,488	153,182
Total current liabilities	2,205,557	2,632,750

Long term liabilities
Deferred income taxes	8,491,364	8,418,969
Asset retirement obligations	201,416	615,551
Deferred rent	48,579	52,865

Total liabilities	10,946,916	11,720,135

Commitments and contingencies (Note 11)

Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized:8.5% Series A Cumulative Preferred Stock, 1,000,000 shares authorized, 317,319 shares issued and outstanding at September 30, 2013, and June 30, 2013 with a liquidation preference of $7,932,975 ($25.00 per share)	317	317
Common stock; par value $0.001; 100,000,000 shares authorized: issued 28,599,669 shares at September 30, 2013, and 29,410,858 at June 30, 2013; outstanding 28,599,669 shares and 28,608,969 shares as of September 30, 2013 and June 30, 2013, respectively	28,599	29,410
Additional paid-in capital	31,057,316	31,813,239
Retained earnings	25,316,911	24,013,035
	56,403,143	55,856,001
Treasury stock, at cost, no shares and 801,889 shares as of September 30, 2013 and June 30, 2013, respectively	—	(1,019,840)

Total stockholders’ equity	56,403,143	54,836,161

Total liabilities and stockholders’ equity	$67,350,059	$66,556,296

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	September 30,
	2013	2012
Revenues
Crude oil	$4,591,377	$4,005,422
Natural gas liquids	24,146	119,611
Natural gas	18,176	166,513
Total revenues	4,633,699	4,291,546

Operating Costs
Lease operating expenses	409,847	316,169
Production taxes	8,403	21,373
Depreciation, depletion and amortization	309,673	296,917
Accretion of discount on asset retirement obligations	12,928	21,107
General and administrative expenses *	1,928,951	1,705,424
Total operating costs	2,669,802	2,360,990
Income from operations	1,963,897	1,930,556

Other
Interest income	7,703	5,616
Interest (expense)	(16,513)	(16,428)
	(8,810)	(10,812)

Income before income taxes	1,955,087	1,919,744

Income tax provision	482,636	760,218

Net Income	$1,472,451	$1,159,526

Dividends on Preferred Stock	168,575	168,575

Net income available to common shareholders	$1,303,876	$990,951

Basic	$0.05	$0.04

Diluted	$0.04	$0.03

Weighted average number of common shares

Basic	28,607,320	27,938,297

Diluted	32,211,265	31,763,488

*General and administrative expenses for the three months ended September 30, 2013 and 2012 included non-cash stock-based compensation expense of $373,438 and $353,790, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net Income	$1,472,451	$1,159,526
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	319,885	307,129
Stock-based compensation	373,438	353,790
Accretion of discount on asset retirement obligations	12,928	21,107
Settlements of asset retirement obligations	—	(22,211)
Deferred income taxes	72,395	599,052
Deferred rent	(4,286)	(4,287)
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	11,133	(273,168)
Receivables from income taxes and other	918	—
Due to/from joint interest partner	(14,614)	(49,344)
Prepaid expenses and other current assets	53,948	56,630
Accounts payable and accrued expenses	(1,186,110)	(637,799)
Royalties payable	40,030	(51,810)
Income taxes payable	404,677	161,166
Net cash provided by operating activities	1,556,793	1,619,781

Cash flows from investing activities
Proceeds from asset sales	66,753	—
Acquisitions of oil and natural gas properties	(50,154)	(743,720)
Development of oil and natural gas properties	(544,060)	(1,868,892)
Advances to joint venture operating partner	—	(101,790)
Other assets	(1,913)	(14,684)
Net cash used in investing activities	(529,374)	(2,729,086)

Cash flows from financing activities
Preferred stock dividends paid	(168,575)	(168,575)
Purchases of treasury stock	(117,182)	—
Recovery of short swing profits	6,850	—
Deferred loan costs	—	(16,211)
Net cash used in financing activities	(278,907)	(184,786)

Net increase (decrease) in cash and cash equivalents	748,512	(1,294,091)

Cash and cash equivalents, beginning of period	24,928,585	14,428,548

Cash and cash equivalents, end of period	$25,677,097	$13,134,457

Our supplemental disclosures of cash flow information:

	Three Months Ended
	September 30,
	2013	2012
Income taxes paid	$—	$—

Non-cash transactions:
Change in accounts payable used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties	(131,290)	124,372
Change in due to joint interest partner used to acquire oil and natural gas leasehold interests and develop oil and natural gas properties	(5,146)	(646,932)
Oil and natural gas properties incurred through recognition of asset retirement obligations	45,172	8,558

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries

Consolidated Condensed Statement of Changes in Stockholders’ Equity

For the Three Months Ended September 30, 2013

(Unaudited)

					Additional			Total
	Preferred		Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Par Value	Shares	Par Value	Capital	Earnings	Stock	Equity

Balance, June 30, 2013	317,319	$317	28,608,969	$29,410	$31,813,239	$24,013,035	$(1,019,840)	$54,836,161

Stock-based compensation	—	—	—	—	373,438	—	—	373,438
Exercise of stock warrants	—	—	922	1	(1)	—	—	—
Purchases of treasury stock	—	—	(10,222)	—	—	—	(117,182)	(117,182)
Retirements of treasury stock	—	—	—	(812)	(1,136,210)	—	1,137,022	—
Recovery of short swing profits	—	—	—	—	6,850	—	—	6,850
Net income	—	—	—	—	—	1,472,451	—	1,472,451
Preferred Stock dividends	—	—	—	—	—	(168,575)	—	(168,575)

Balance, September 30, 2013	317,319	$317	28,599,669	$28,599	$31,057,316	$25,316,911	$—	$56,403,143

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

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included.  The interim financial information and notes hereto should be read in conjunction with the Company’s 2013 Annual Report on Form 10-K for the fiscal year ended June 30, 2013, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Recent Accounting Pronouncements.

Income Taxes.  In July 2013 the FASB has issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This ASU applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. U.S. GAAP does not include explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments in this ASU state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  The adoption of this guidance is not expected to have a material impact on our financial position, cash flows, or results of operations.

Note 2 — Property and Equipment

As of September 30, 2013 and June 30, 2013 our oil and natural gas properties and other property and equipment consisted of the following:

	September 30, 2013	June 30, 2013
Oil and natural gas properties
Property costs subject to amortization	$43,159,269	$42,772,184
Less: Accumulated depreciation, depletion, and amortization	(8,397,608)	(8,095,856)
Unproved properties not subject to amortization	4,161,816	4,112,704
Oil and natural gas properties, net	$38,923,477	$38,789,032

Other property and equipment
Furniture, fixtures and office equipment, at cost	322,514	322,514
Less: Accumulated depreciation	(276,983)	(270,297)
Other property and equipment, net	$45,531	$52,217

An unproved property not subject to amortization consists of unevaluated acreage of $4.2 million and $4.1 million as of September 30, 2013 and June 30, 2013, respectively, for our properties in the Mississippi Lime in Oklahoma.  Our evaluation of impairment of unproved properties occurs, at a minimum, on a quarterly basis.  Based on this evaluation there were no impaired properties for the three months ended September 30, 2013 and 2012.

Note 3 — Joint Interest Agreement

Effective April 17, 2012, a wholly owned subsidiary of the Company entered into definitive agreements with Orion Exploration Partners, LLC (“Orion”) to acquire and develop interests in oil and gas leases, associated surface rights and related assets located in the Mississippian Lime formation in Kay County in North Central Oklahoma. Our participation in this joint venture is reflected on our September 30, 2013 and June 30, 2013 balance sheets by the items below.

	September 30, 2013	June 30, 2013

Advances to joint interest operating partner	$46,364	$26,059
Due to joint interest partner	100,347	127,081

Note 4 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following are reconciliations of the beginning and ending asset retirement obligation balances:

	September 30, 2013	June 30, 2013

Asset retirement obligations — beginning of period	$615,551	$968,677
Liabilities sold	—	(439,927)
Liabilities incurred	—	60,143
Liabilities settled	—	(51,086)
Accretion of discount	12,928	72,312
Revision of previous estimates	45,172	5,432
Asset retirement obligations due within one year included in “Other current liabilities”	(472,235)	—
Asset retirement obligations — end of period	$201,416	$615,551

Note 5 — Stockholders’ Equity

Common Stock

During July 2013 the Company retired 801,889 shares of treasury stock thereby reducing the number of common shares issued and not outstanding.

In July 2013 we issued Laird Cagan, a Director of the Company, 922 shares of common stock through a cashless exercise of placement warrant.  The placement warrant, which was issued to Mr. Cagan on June 22, 2006 in connection with a financing transaction, gave him the right to purchase 1,165 shares of common stock with an exercise price of $2.25 per share.

During August and September 2013, the Company received a total of 10,222 shares of common stock from certain officers and employees of the Company to pay for their payroll tax liabilities arising from recent vestings of restricted stock.  The weighted average acquisition cost of $11.46 per share reflects the market price of the Company’s shares at the date vested.  The 10,222 treasury shares were then retired.

Recovery of Stockholder Short Swing Profit

In September 2013, an executive officer of the Company paid $6,850 to the Company, representing the disgorgement of short swing profits under Section 16(b) under the Exchange Act. The amount was recorded as additional paid-in capital.

Series A Cumulative Perpetual Preferred Stock

At September 30, 2013, there were 317,319 shares of the Company’s 8.5% Series A Cumulative (perpetual) Preferred Stock outstanding.  The Series A Cumulative Preferred Stock has a liquidation preference of $25.00 per share and cannot be converted into our common stock.  There are no sinking fund or redemption rights available to holders thereof.  Optional redemption can only be made by us on or after July 1, 2014 for the stated liquidation value of $25.00 per share plus accrued dividends, or earlier by an acquirer under a change of control at a redemption price of $25.25 per share.  With respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock ranks senior to our common shareholders, but subordinate to any of our existing and future debt.  Dividends on the Series A Cumulative Preferred Stock accrue and accumulate at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly at $0.177083 per share, as, if and when declared by our Board of Directors.

During the three months ended September 30, 2013 and 2012, we paid dividends of $168,575 and $168,575, respectively, to holders of our Series A Preferred Stock.

Note 6 — Stock-Based Incentive Plan

We may grant option awards to purchase common stock (the “Stock Options”), restricted common stock awards (“Restricted Stock”), and unrestricted fully vested common stock, to employees, directors, and consultants of the Company and its subsidiaries under the Natural Gas Systems Inc. 2003 Stock Plan (the “2003 Stock Plan”) and the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the “2004 Stock Plan” or together, the “EPM Stock Plans”).  Option awards for the purchase of 600,000 shares of common stock were issued under the 2003 Stock Plan.  The 2004 Stock Plan authorized the issuance of 6,500,000 shares of common stock.  No shares are available for grant under the 2003 Stock Plan and 800,914 shares remain available for grant under the 2004 Stock Plan as of September 30, 2013.

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

Stock Options and Incentive Warrants

Stock-based compensation expense related to Stock Options and Incentive Warrants for the three months ended September 30, 2013 and the corresponding prior year period was $0 and $26,274, respectively.

No Stock Options or Incentive Warrants have been granted since August 2008.

The following summary presents information regarding outstanding Stock Options and Incentive Warrants as of September 30, 2013, and the changes during the fiscal year:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)

Stock Options and Incentive Warrants outstanding at July 1, 2013	4,822,820	$1.99

Granted	—	—
Exercised	—	—
Cancelled or forfeited	—	—
Expired	—	—

Stock Options and Incentive Warrants outstanding at September 30, 2013	4,822,820	$1.99	$44,708,877	2.4

Vested or expected to vest at September 30, 2013	4,822,820	$1.99	$44,708,877	2.4

Exercisable at September 30, 2013	4,822,820	$1.99	$44,708,877	2.4

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($11.26 as of September 30, 2013) and the Stock Option or Incentive Warrant exercise price of in-the-money Stock Options and Incentive Warrants.

During the three months ended September 30, 2012 there were 18,922 Stock Options and Incentive Warrants that vested with a total grant date fair value of $46,359 and no unvested Stock Options and Incentive Warrants remained.

As of August 31, 2012 all compensation costs attributable to Stock Options and Incentive Warrants had been recognized.

Restricted Stock

Stock-based compensation expense related to Restricted Stock grants for the three months ended September 30, 2013 and 2012 was $373,438 and $327,516, respectively.

The following table sets forth the Restricted Stock transactions for the three months ended September 30, 2013:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value

Unvested at July 1, 2013	386,599	$6.65

Granted	—	—

Vested	(61,345)	5.01

Forfeited	—	—

Unvested at September 30, 2013	325,254	$6.96

At September 30, 2013, unrecognized stock compensation expense related to Restricted Stock grants totaled $1,905,882.  Such unrecognized expense will be recognized over a weighted average period of 2.1 years.

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

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the three months ended September 30, 2013.  We believe that we have appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending June 30, 2009 through June 30, 2012.

The Company recognized income tax expense of $482,636 and $760,218 for the three months ended September 30, 2013 and 2012,  respectively, with corresponding effective rates of 24.7% and 39.6%.

Our effective tax rate for any period may differ from the statutory federal rate due to (i) our state income tax liability in Louisiana, (ii) stock-based compensation expense related to qualified incentive stock option awards (“ISO awards”), both of which create a permanent tax difference for financial reporting, as these types of awards, if certain conditions are met, are not deductible for federal tax purposes, and (iii) statutory percentage depletion, which may create a permanent tax difference for financial reporting.  Our estimated annual income tax rate used to determine income tax expense for the three months ended September 30, 2013 includes the utilization of statutory depletion deductions carried over from previous years resulting in a higher than normal rate benefit from depletion in excess of basis.

Note 9 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended September 30
	2013	2012
Numerator
Net income available to common shareholders	$1,303,876	$990,951

Denominator

Weighted average number of common shares — Basic	28,607,320	27,938,297

Effect of dilutive securities:
Common stock warrants issued in connection with equity and financing transactions	—	852

Stock Options and Incentive Warrants	3,603,945	3,824,339

Total weighted average dilutive securities	3,603,945	3,825,191

Weighted average number of common shares and dilutive potential common shares used in diluted EPS	32,211,265	31,763,488

Net income per common share — Basic	$0.05	$0.04
Net income per common share — Diluted	$0.04	$0.03

Outstanding potentially dilutive securities as of September 30, 2013 were as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2013

Common stock warrants issued in connection with equity and financing transactions	$—	—
Stock Options and Incentive Warrants	$1.99	4,822,820
Total	$1.99	4,822,820

Outstanding potentially dilutive securities as of September 30, 2012 were as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2012

Common stock warrants issued in connection with equity and financing transactions	$2.25	1,165
Stock Options and Incentive Warrants	$1.82	5,342,820
Total	$1.82	5,343,985

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

As of September 30, 2013, the Company had no borrowings and no outstanding letters of credit issued under the facility, resulting in an available borrowing base capacity of $5,000,000.  The Company was in compliance with all the covenants of the Credit Agreement.

In connection with this agreement the Company incurred $179,468 of debt issuance costs, which have been capitalized in Other Assets and are being amortized on a straight-line basis over the term of the agreement.

Note 11 — Commitments and Contingencies

We are subject to various claims and contingencies in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdiction in which we operate. We disclose such matters if we believe it is reasonably possible that a future event or events will confirm a loss through impairment of an asset or the incurrence of a liability. We accrue a loss if we believe it is probable that a future event or events will confirm a loss and we can reasonably estimate such loss and we do not accrue future legal costs related to that loss. Furthermore, we will disclose any matter that is unasserted if we consider it probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. We expense legal defense costs as they are incurred.  For legal proceedings, see “Part II, Item 1. Legal Proceedings.”

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of September 30, 2013 under this operating lease are as follows:

For the twelve months ended September 30,
2014	$159,011
2015	159,011
2016	132,509
Total	$450,531

Rent expense for the three months ended September 30, 2013 and 2012 was $41,918 and $36,808, respectively.

Employment Contracts.  We have employment agreements with the Company’s three named officers.  The employment contracts provide for a severance package for termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, that includes payment of base pay and certain medical and disability benefits from six months to a year after termination.   The total contingent obligation under the employment contracts as of September 30, 2013 is approximately $692,000.

Delhi Payout.  We are presently in a dispute with the Delhi Field Operator concerning charges arising from the environmental event that began in June 2013.  We believe the Operator has indemnified us for such events, with the effect that payout should not be delayed.  To date, the operator has not agreed.  Accordingly, we are evaluating our alternatives.

Note 12 — Subsequent Event - Restructuring

During the second quarter of fiscal 2014, the Company undertook an initiative refocusing its business to GARP® development that will result in adjustment of its workforce towards a lesser emphasis on engineering and greater emphasis on sales and marketing.  Accordingly, the Company expects to accrue a restructuring charge in the second quarter ended December 31, 2013 based on agreements with terminated employees covering salary and benefit continuation in exchange for non-compete clauses that are yet to be determined.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the year ended June 30, 2013 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K.  Any terms used but not defined herein have the same meaning given to them in the Form 10-K.

This Form 10-Q and the information referenced herein contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described in our 2013 Annual Report on Form 10-K for the year ended June 30, 2013 as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

We use the terms, “EPM,” “Company,” “we,” “us” and “our” to refer to Evolution Petroleum Corporation.

Executive Overview

General

We are a petroleum company engaged primarily in the acquisition, exploitation and development of properties for the production of crude oil and natural gas, onshore in the United States.  We exploit these properties through the application of capital, sound engineering and modern technology to increase production, ultimate recoveries, or both.

We are focused on increasing underlying net asset values on a per share basis.  In doing so, we depend on a conservative capital structure, allowing us to maintain financial control of our assets for the benefit of our shareholders, including approximately 19% beneficially owned by all of our directors and officers. By policy, every employee maintains a material beneficial ownership of common stock in the Company.

Our strategy is intended to generate scalable, low unit cost, development and re-development opportunities that minimize or eliminate exploration risks.  These opportunities involve the application of modern technology, our own proprietary technology and our specific expertise in overlooked areas of the United States.

The assets we exploit currently fit into two types of project opportunities:

•                  Enhanced Oil Recovery (EOR), and

•                  Bypassed Primary Resources

We expect to fund our base fiscal 2014 development plan from working capital, with any increases to the base plan funded out of working capital, net cash flows from our properties and appropriate financing vehicles.

Highlights for our First Quarter Fiscal 2014 and Project Update

“Q1-14” & “current quarter” is the three months ended September 30, 2013, the company’s 1st quarter of fiscal 2014.

“Q4-13” & “prior quarter” is the three months ended June 30, 2013, the company’s 4th quarter of fiscal 2013.

“Q1-13” & “year-ago quarter” is the three months ended September 30, 2012, the company’s 1st quarter of fiscal 2013.

Operations

•                  Q1-14 net income available to common shareholders increased 38% sequentially to $1.3 million compared to $0.9 million in the prior quarter, and increased 32% from $1.0 million in the year-ago quarter.  Sequentially, reduced G&A expense, LOE and income tax were partially offset by lower revenues. Compared to the year ago quarter, an increase in revenues and decrease in income tax were partially offset by higher operating expense.

•                  Current quarter revenue decreased 14% sequentially to $4.6 million from $5.4 million in the prior quarter and increased 8% from $4.3 million in the year-ago quarter.  Virtually all of the sequential decline was due to lower crude oil revenue, primarily from Delhi.  The increase from the year-ago quarter is due to higher Delhi revenue, partially offset by decreases in revenues from other properties primarily due to the sale of properties during fiscal 2013.

•                  Black oil volume accounted for 96% of volumes and 99% of revenues during Q1-14 compared sequentially to 97% of volume and 99% of revenues in the prior quarter, while the year-ago quarter oil volume was 73% of volume and 93% of revenue.   Delhi oil volumes decreased 16.8% from the prior quarter and increased 16.9% compared to the year-ago quarter.   Current quarter Delhi production was impacted by the previously disclosed mid-June 2013 environmental event, the remediation of which continues to temporarily depress production.

•                  The blended oil, NGL and natural gas product price we received in Q1-14 increased 4% sequentially to $106.17 per BOE from $101.85 in the prior quarter and increased 32% from $80.30 in the year-ago quarter.  Current quarter oil prices increased 5% sequentially to $109.80 and increased 7% compared to the year-ago quarter.  Our average oil price reflects the large proportion of sales from Delhi that received favorable Louisiana Light Sweet pricing.  NGL prices were flat sequentially and decreased 14% from the year-ago quarter to $30.30, while natural gas prices decreased 28% sequentially and increased 16% from the year-ago quarter to $2.94.

•                  Field margin increased to $89 per BOE compared to $86 in the prior quarter and $68 per BOE in the year-ago quarter.  Field margin is product revenue less lifting costs, severance tax, DD&A and asset retirement cost accretion.

Projects

Delhi EOR Project

•                  Production in our enhanced oil recovery project decreased 18% sequentially and increased 17% from the year-ago quarter to 438 BOPD net to our 7.4% royalty interest (5,912 gross BOPD).  The sequential decline was due to the previously disclosed remediation of a fluids release in the field beginning in June 2013.  The operator temporarily suspended CO2 injection in a portion of the field surrounding the discovered fluid release in order to re-enter the previously plugged wells believed to be the source of the fluid release.  The reduction in CO2 injection that “drives” tertiary production temporarily reduced oil production in the area affected by the fluids release.  The operator has disclosed that the remediation effort is nearly complete, the previously abandoned well believed to be the source of the release has been plugged, and injection is expected to resume in the affected area of the field during the quarter ending December 31, 2013.  Oil production in the affected area is expected to respond to resumed injection and return to previous levels.   Meanwhile, the temporary decline in production combined with the remediation expense, net of any insurance reimbursements, would be expected to delay the reversion of our 24% working interest to later  in fiscal 2014.  However, we believe the operator has indemnified us for such environmental costs, the effect of which would negate delays to payout.  To date, the operator has not agreed, and we are reviewing our alternatives.  Whether payout is later or earlier, our working interest reversion will more than triple our revenue interest from 7.4% to 26.5%, while our cost bearing interest will increase from 0% to 23.9%.

•                  Realized oil prices at Delhi increased 5% sequentially and 6% from the year-ago quarter to $109.98 per BO.  Realized prices were $104.83 per BO in the previous quarter and $103.78 per BO in the year-ago quarter.

•                  Field development continued with $6 million of gross capital expenditures in the current quarter and $38 million of gross capital expenditures so far in calendar 2013, none of which is funded by us.  Proved oil reserves net to our interest are 74% developed and probable reserves are 48% developed as of June 30, 2013, based on our independent engineer’s report as filed in our 2013 Form 10-K.

Mississippi Lime

•                  The operator completed the recompletion of the Hendrickson well to the upper part of the Mississippian Lime in Kay County, OK with marginal results. The Sneath was recompleted to another reservoir with marginal results. At this time, we are evaluating a proposed new test of the Mississippian Lime within the joint venture leasehold.

GARP® (Gas Assisted Rod Pump)

•                    We completed the commercial installation of GARP® in the Appelt G #1H in Fayette County, Texas on a risk sharing basis with an operator in the Giddings Field. The well was restored from minimal production to a rate of approximately 2-13 BOPD and 1-10 MCFD of liquids rich natural gas that is being processed for NGL.

•                  We are working to finalize an agreement to install GARP® on a large group of wells within the Giddings Field.

•                  Our previous commercial installations of GARP® continue performing as expected.

Lopez Field (South Texas)

•                  We reached tentative agreement to divest our interests.

•                  We executed a settlement agreement to resolve outstanding litigation on one lease.

Liquidity and Capital Resources

At September 30, 2013, our working capital was $25.9 million, compared to working capital of $24.8 million at June 30, 2013.  The $1.1 million increase in working capital since June 30, 2013 was due primarily to $0.7 million of increased cash together with $0.4 million of reduced accounts payable.

Cash Flows from Operating Activities

For the three months ended September 30, 2013, cash flows provided by operating activities were $1.6 million, reflecting $2.3 million provided by operations before $0.7 million was used in working capital.  Of the $2.3 million provided before working capital changes, $1.5 million was due to net income and $0.8 million was due primarily to non-cash expenses.

For the three months ended September 30, 2012, cash flows provided by operating activities were $1.6 million, reflecting $2.4 million provided by operations before $0.8 million was used in working capital.  Of the $2.4 million provided before working capital changes, $1.2 million was due to net income and $1.2 million was due primarily to non-cash expenses.

Cash Flows from Investing Activities

Cash paid for oil and gas capital expenditures during the three ended September 30, 2013 was $0.6 million.  Development activities were predominantly for GARP® installations in Giddings and additional testing in the Hendrickson well in the Mississippi Lime.  We received approximately $67,000 of additional proceeds related to prior quarter asset sales.

Cash paid for oil and gas capital expenditures during the three months ended September 30, 2012 was $2.6 million.  Development activities were predominantly in the Mississippi Lime, where one salt water disposal well and one producer well were completed and a second producer well spudded with completion in the subsequent fiscal quarter.  In Giddings, expenditures were centered on installing GARP® on a fourth well.

Oil and gas capital expenditures incurred, but not yet paid, were $0.5 million and $2.1 million, respectively, for the three months ended September 30, 2013 and 2012.  These amounts can be reconciled to cash capital expenditures on their respective cash flow statements by adjusting them for changes in accounts payable and amounts owed to joint venture partners for capital expenditures as represented in the supplemental information.

Cash Flows from Financing Activities

In the three months ended September 30, 2013, we paid preferred dividends of $0.2 million and purchased $0.1 million of treasury stock through the stock surrender of certain employees in satisfaction of payroll liabilities for contemporaneous restricted stock vesting as described at Note 5—“Stockholders’ Equity.”

In the three months ended September 30, 2012, we paid preferred dividends of $0.2 million.

Capital Budget

We expect to fund all of our remaining fiscal 2014 Capital Plan, totaling a projected $18 million, with our $25.9 million of working capital on hand at September 30, 2013 and internally generated funds from operations. Our capital budget includes up to $17 million of development expenditures at Delhi, subject to the actual reversion date of our working interest and the rate at which calendar 2014 capital is expended there. Our GARP® business is expected to require $1 to $3 million, depending upon expansion of the installation agreement currently being finalized and any other new agreement. No capital is currently allocated for further drilling in the Mississippian Lime assets.

We are evaluating returning cash to shareholders which may include the payment of dividend and/or stock buy-backs, the amount or timing of such is being evaluated by the Company.

Results of Operations

Three month period ended September 30, 2013 and 2012

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended
	September 30,			%
	2013	2012	Variance	Change

Sales Volumes, net to the Company:

Crude oil (Bbl)	41,815	39,082	2,733	7.0%

NGLs (Bbl)	797	3,381	(2,584)	(76.4)%

Natural gas (Mcf)	6,187	65,869	(59,682)	(90.6)%
Crude oil, NGLs and natural gas (BOE)	43,643	53,441	(9,798)	(18.3)%

Revenue data:

Crude oil	$4,591,377	$4,005,422	$585,955	14.6%

NGLs	24,146	119,611	(95,465)	(79.8)%

Natural gas	18,176	166,513	(148,337)	(89.1)%
Total revenues	$4,633,699	$4,291,546	$342,153	8.0%

Average price:
Crude oil (per Bbl)	$109.80	$102.49	$7.31	7.1%
NGLs (per Bbl)	30.30	35.38	(5.08)	(14.4)%
Natural gas (per Mcf)	2.94	2.53	0.41	16.2%
Crude oil, NGLs and natural gas (per BOE)	$106.17	$80.30	$25.87	32.2%

Expenses (per BOE)
Lease operating expense	$9.39	$5.92	$3.47	58.6%
Production taxes	$0.19	$0.40	$(0.21)	(52.5)%
Depletion expense on oil and natural gas properties (a)	$6.91	$5.33	$1.58	29.6%

(a)         Excludes depreciation of office equipment, furniture and fixtures, and other assets of $7,921 and $12,249, for the three months ended September 30, 2013 and 2012, respectively.

Net Income Available to Common Shareholders.  For the three months ended September 30, 2013, we generated net income of $1,303,876 or $0.04 per diluted share, (which includes $373,438 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $4,633,699.  This compares to a net income of $990,951, or $0.03 per diluted share, (which includes $353,790 of non-cash stock-based compensation expense) on total oil and natural gas revenues of $4,291,546 for the year-ago quarter.  Increased revenue and lower income tax expenses were offset by higher operating expenses.  Additional details of the components of net income are explained in greater detail below.

Sales Volumes.  Crude oil, NGLs, and natural gas sales volumes, net to our interest, for the three months ended September 30, 2013 decreased 18% to 43,643 BOE’s compared to 53,441 BOE’s for the year-ago quarter.  This 9,798 volume decrease primarily reflects the loss of production and sales volumes of properties sold in Fiscal 2013 subsequent to the year-ago quarter, partially offset by an increase in Delhi Field volumes. Our crude oil sales volumes for the current quarter include 40,279 from our interests in Delhi and 1,536 barrels from the Giddings and Lopez fields. Our crude oil sales volumes for the year-ago quarter included 34,453 barrels from our interests in Delhi and 4,629 barrels from our properties in the Giddings and Lopez fields.  Our NGL volumes for the three months ended September 30, 2013 declined 76% to 797 barrels compared to 3,381 barrels in the year-ago-quarter.  Current quarter natural gas volumes, virtually all produced at Giddings, decreased 91% to 6,187 mcf from 65,869 mcf in the year-ago quarter. At the end of the current quarter, virtually all of Giddings production was from our GARP® wells.

Petroleum Revenues.  Crude oil, NGLs and natural gas revenues increased $0.3 million to $4.6 million for the current quarter, an 8% increase over the $4.3 million in the year-ago quarter due to a 32% higher price per BOE partially offset by an 18% volume decline, and due to the sale of our non-GARP® Giddings assets partially offset by increases in Delhi sales volumes.  Prices per BOE were $106.17 and $80.30, respectively, for the current and year-ago quarters.

Lease Operating Expenses (including ad valorem and production severance taxes).  Lease operating expenses and production taxes for the current quarter increased $93,678, or 30%, to $409,847 compared to the year-ago quarter.  Expenses were $95,000 higher at the Lopez Field and $80,000 at our Oklahoma properties, but declined $81,000 in the Giddings Field due to divestitures of non-core properties during Fiscal 2013,  partially offset by higher expenses at GARP® wells and the Lopez Field.  Lease operating expense and production tax per barrel of oil equivalent increased 52% from $6.32 per BOE during year-ago quarter to $9.58 per BOE during current quarter.

General and Administrative Expenses (“G&A”).  G&A expenses increased 13% to $1.9 million during the three months ended September 30, 2013 from $1.7 million in the year-ago quarter.   The increase was due primarily to $143,000 in higher salaries and benefits, $30,000 in higher bonus expense and $29,000 increased investor relations activities.  Stock-based compensation was $373,438 (19% of total G&A) for the current quarter compared to $353,790 (21% of total G&A) for the year-ago quarter.  Non-cash stock-based compensation is an integral part of total staff compensation utilized to recruit quality staff from other, more established companies and retain staff and, as a result, likely will continue to be a significant component of our G&A costs. A component of our overall legal expense, litigation cost of approximately $79,000 was also a significant contributor to current quarter G&A compared to $92,000 in the previous quarter and $160,000 in the year-ago quarter.

Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A increased by 4.3% to $309,673 for the three months ended September 30, 2013, compared to $296,917 for the year-ago quarter. This change was principally due to a 30% increase in depletion rate from $5.33 per BOE in the year-ago quarter to $6.91 in the current quarter partially offset by an 18% decline in volume as described above.  Much of the higher depletion rate is due to higher future capital expenditures at Delhi associated with increased reserves reflected in our June 30, 2013 reserves report.

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services.  Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our lease operating expenses and our capital expenditures.  During fiscal 2013, we saw modest increases in certain oil field services and materials compared to the prior fiscal year.  During Q1-14, these input costs were generally unchanged compared to fiscal 2013.  Product prices, operating costs and development costs may not always move in tandem.

Known Trends and Uncertainties.  General worldwide economic conditions continue to be uncertain and volatile.  Concerns over uncertain future economic growth are affecting numerous industries, companies, as well as consumers, which impact demand for crude oil and natural gas.  If demand decreases in the future, it may put downward pressure on crude oil and natural gas prices, thereby lowering our revenues and working capital going forward.  In addition, our lease operating expenses and their percentage of our revenues are likely to increase as reversion of our back-interest at Delhi or other additions to our working interest production that would dilute extraordinary margins we have enjoyed from our mineral and overriding royalty interests at Delhi.  See “Note 12 - Subsequent Event - Restructuring” within “ Item I. Financial Information.”

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the quarter ending September 30, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended September 30, 2013, did not change materially from the disclosures in Item 7A. of our Annual Report on Form 10-K for the year ended June 30, 2013 except as noted below.  As such, the information contained herein should be read in conjunction with the related disclosures in our Annual Report on Form 10-K for our fiscal year ended June 30, 2013.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2013 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2013 we have determined there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings that are described in Part I. Item 3. “Legal Proceedings” and Note 14 — Commitments and Contingencies under Part II. Item 8. “Financial Statements” in our 2013 Annual Report. During the quarter ended September 30, 2013, there were no material developments in the status of those proceedings except as described below. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations

As previously reported, the Company and its wholly owned subsidiary are defendants in a lawsuit brought by John C. McCarthy et. al (the “plaintiffs”)  in the Fifth District Court of Richland Parish, Louisiana in July 2011.  The plaintiffs alleged, among other claims, that we fraudulently and wrongfully purchased plaintiffs’ income royalty rights in the Delhi Field Unit in the Holt-Bryant Reservoir in May 2006. On March 29, 2012,  district Court dismissed the case against the Company and our wholly owned subsidiary NGS Sub Corp.  The Court found that plaintiffs had “no cause of action” under Louisiana law, assuming that the Plaintiff’s claims were valid on their face. Plaintiffs filed an appeal and the Louisiana Second Circuit Court of Appeal affirmed the dismissal, but allowed the plaintiffs to amend their petition to state a different possible cause of action. The plaintiffs amended their claim and re-filed with the district court. We subsequently filed a second motion pleading “no cause of action,” with which the district court again agreed and dismissed the plaintiffs’ case on September 23, 2013.  It is uncertain if plaintiffs’ will file another appeal.

On October 14, 2013, a settlement agreement was executed in the lawsuit filed by Frederick M. Garcia and Lydia Garcia, et. al.  Accordingly, our motion to dismiss is pending with the Judge.  As previously reported, on July 26, 2012, we agreed to settle a lawsuit filed by Frederick M. Garcia and Lydia Garcia in December 2010 in Duval County, Texas, in which the plaintiffs alleged failure to maintain the lease beyond its primary term due to no production. Although we believed that the claims were without merit, we chose to settle for $67,000 in return for an extension of the primary term of the lease, an amount less than our expected cost to prevail in court through summary judgment. The mediated settlement subsequently went to arbitration in February 2013 and the result was essentially the same as the mediated settlement.  On October 14, 2013, a settlement agreement was entered into by the parties, wherein we released $67,000 in exchange for a new lease.  On November 5, 2013, the Court dismissed the case with prejudice.

As previously reported, on August 23, 2012, we, and our wholly owned subsidiary NGS Sub Corp and Robert S. Herlin, our President, were served with a lawsuit filed in federal court by James H. and Kristy S. Jones (the “Jones lawsuit”) in the Western District Court of the Monroe Division, Louisiana. The plaintiffs allege primarily that the we (defendants) wrongfully purchased the plaintiffs’ 0.048119 overriding royalty interest in the Delhi Unit in January 2006 by failing to divulge the existence of an alleged previous agreement to develop the Delhi Field for EOR. We believe that the claims are without merit and are not timely, and we are vigorously defending against the claims. We filed a motion to dismiss for failure to state a claim under Federal Rule of Civil Procedure 12(b) (6) on April 1, 2013.  On September 17, 2013, the federal court in the Western District Court of the Monroe Division, Louisiana, ruled on our motion to dismiss in the Jones lawsuit, wherein a portion of the claims were dismissed and a portion of the claims were allowed for defendants. Our motion to dismiss was for lack of cause of action, assuming that the Plaintiff’s claims were valid on their face. On September 25, 2013, plaintiff Jones filed a Motion to Alter or Amend the September 17, 2013 judgment.  Upon judgment of the Motion to Amend, it is likely that one or both parties may appeal.  Counsel has advised us that, based on information developed to date, the risk of loss in this matter is remote.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended June 30, 2013 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2013.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

During the quarter ended September 30, 2013, the Company received shares of common stock from employees of the Company to satisfy payroll tax liabilities arising from recent vestings of restricted stock.  The acquisition cost per share reflected the weighted-average market price of the Company’s shares at the dates vested.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

August 1, 2013 to August 31, 2013	1,975 shares of Common Stock	$11.25	Not applicable	Not applicable

September 1, 2013 to September 30, 2013	8,247 shares of Common Stock	$11.51	Not applicable	Not applicable

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

Date: November 8, 2013