Form 10-Q
period 2014-09-30
EVOLUTION PETROLEUM CORP
filed 2014-11-07
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 4, 2014, was 32,797,644.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	September 30, 2014	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$21,368,144	$23,940,514
Receivables
Oil and natural gas sales	1,268,122	1,456,146
Other	23,524	1,066
Deferred tax asset	159,624	159,624
Prepaid expenses and other current assets	632,706	747,453
Total current assets	23,452,120	26,304,803
Oil and natural gas property and equipment, net (full-cost method of accounting)	37,651,450	37,822,070
Other property and equipment, net	444,942	424,827
Total property and equipment	38,096,392	38,246,897
Other assets	527,341	464,052
Total assets	$62,075,853	$65,015,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$611,547	$441,722
State and federal income taxes payable	44,173	—
Accrued liabilities and other	874,013	2,558,004
Total current liabilities	1,529,733	2,999,726
Long term liabilities
Deferred income taxes	10,021,875	9,897,272
Asset retirement obligations	209,028	205,512
Deferred rent	31,434	35,720
Total liabilities	11,792,070	13,138,230
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized:8.5% Series A Cumulative Preferred Stock, 1,000,000 shares authorized, 317,319 shares issued and outstanding at September 30, 2014 and June 30, 2014 with a liquidation preference of $7,932,975 ($25.00 per share)	317	317
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 32,797,743 shares and 32,615,646 as of September 30, 2014 and June 30, 2014, respectively	32,797	32,615
Additional paid-in capital	35,357,362	34,632,377
Retained earnings	14,893,307	17,212,213
Total stockholders’ equity	50,283,783	51,877,522
Total liabilities and stockholders’ equity	$62,075,853	$65,015,752

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Revenues
Delhi field	$3,868,602	$4,429,811
Artificial lift technology	115,856	142,091
Other properties	20,369	61,797
Total revenues	4,004,827	4,633,699
Operating costs
Production costs - artificial lift technology	197,360	163,749
Production costs - other properties	88,022	254,501
Depreciation, depletion and amortization	369,350	309,673
Accretion of discount on asset retirement obligations	4,636	12,928
General and administrative expenses *	1,504,593	1,928,951
Total operating costs	2,163,961	2,669,802
Income from operations	1,840,866	1,963,897
Other
Interest income	12,763	7,703
Interest (expense)	(18,460)	(16,513)
Net income before income taxes	1,835,169	1,955,087
Income tax provision	706,159	482,636
Net income attributable to the Company	$1,129,010	$1,472,451
Dividends on preferred stock	168,575	168,575
Net income available to common stockholders	$960,435	$1,303,876
Earnings per common share
Basic	$0.03	$0.05
Diluted	$0.03	$0.04
Weighted average number of common shares
Basic	32,682,401	28,607,320
Diluted	32,826,250	32,211,265

* General and administrative expenses for the three months ended September 30, 2014 and 2013 included non-cash stock-based compensation expense of $243,337 and $373,438, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income attributable to the Company	$1,129,010	$1,472,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	381,509	319,885
Stock-based compensation	243,337	373,438
Accretion of discount on asset retirement obligations	4,636	12,928
Settlements of asset retirement obligations	(226,008)	—
Deferred income taxes	124,603	72,395
Deferred rent	(4,286)	(4,286)
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	188,024	11,133
Receivables from income taxes and other	(22,458)	918
Due from joint interest partner	—	(14,614)
Prepaid expenses and other current assets	114,747	53,948
Accounts payable and accrued expenses	(1,345,875)	(1,146,080)
Income taxes payable	44,173	404,677
Net cash provided by operating activities	631,412	1,556,793
Cash flows from investing activities
Proceeds from asset sales	—	66,753
Capital expenditures for oil and natural gas properties	(1,136)	(594,214)
Capital expenditures for other property and equipment	(156,798)	—
Other assets	(55,046)	(1,913)
Net cash used in investing activities	(212,980)	(529,374)
Cash flows from financing activities
Cash dividends to preferred stockholders	(168,575)	(168,575)
Cash dividends to common stockholders	(3,279,341)	—
Acquisitions of treasury stock	(55,452)	(117,182)
Tax benefits related to stock-based compensation	537,282	—
Recovery of short swing profits	—	6,850
Deferred loan costs	(24,716)	—
Net cash used in financing activities	(2,990,802)	(278,907)
Net increase (decrease) in cash and cash equivalents	(2,572,370)	748,512
Cash and cash equivalents, beginning of period	23,940,514	24,928,585
Cash and cash equivalents, end of period	$21,368,144	$25,677,097

Supplemental disclosures of cash flow information:

	Three Months Ended September 30,
	2014	2013
Income taxes paid	$—	$—
Non-cash transactions:
Change in accounts payable used to acquire property and equipment	(31,806)	(136,436)
Oil and natural gas property costs incurred through recognition of asset retirement obligations	—	45,172
 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statement of Changes in Stockholders' Equity
For the Three Months Ended September 30, 2014
(Unaudited)

	Preferred		Common Stock
					Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, June 30, 2014	317,319	$317	32,615,646	$32,615	$34,632,377	$17,212,213	$—	$51,877,522
Issuance of restricted common stock	—	—	187,726	188	(188)	—	—	—
Acquisitions of treasury stock	—	—	(5,629)	—	—	—	(55,452)	(55,452)
Retirements of treasury stock	—	—	—	(6)	(55,446)	—	55,452	—
Stock-based compensation	—	—	—	—	243,337	—	—	243,337
Tax benefits related to stock-based compensation	—	—	—	—	537,282	—	—	537,282
Net income	—	—	—	—	—	1,129,010	—	1,129,010
Common stock cash dividends	—	—	—	—	—	(3,279,341)	—	(3,279,341)
Preferred stock cash dividends	—	—	—	—	—	(168,575)	—	(168,575)
Balance, September 30, 2014	317,319	$317	32,797,743	$32,797	$35,357,362	$14,893,307	$—	$50,283,783

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

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included.  The interim financial information and notes hereto should be read in conjunction with the Company’s 2014 Annual Report on Form 10-K for the fiscal year ended June 30, 2014, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation and Reporting.  Our consolidated financial statements include the accounts of EPM and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous year include certain reclassifications that were made to conform to the current presentation. Such reclassifications have no impact on previously reported net income or stockholders' equity.

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

Note 2 — Property and Equipment

As of September 30, 2014 and June 30, 2014, our oil and natural gas properties and other property and equipment consisted of the following:

	September 30, 2014	June 30, 2014
Oil and natural gas properties
Property costs subject to amortization	$47,167,417	$47,166,282
Less: Accumulated depreciation, depletion, and amortization	(9,515,967)	(9,344,212)
Oil and natural gas properties, net	$37,651,450	$37,822,070
Other property and equipment
Furniture, fixtures and office equipment, at cost	$348,507	$343,178
Artificial lift technology equipment, at cost	497,606	377,943
Less: Accumulated depreciation	(401,171)	(296,294)
Other property and equipment, net	$444,942	$424,827

During the quarter ended September 30, 2014, we incurred $119,663 of costs related to the installation of our artificial lift technology on wells for a third-party customer. Under the contract for these installations, we fund the majority of the incremental equipment and installation costs and will receive 25% of the net profits from production, as defined, for as long as the technology remains in the wells. We are depreciating these costs using a method and a life which approximates the relative timing and amounts of our expected net revenues from the wells. During the quarter ended September 30, 2014, we recorded

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

additional depreciation of $76,515 to expense the unrecovered installation costs of artificial lift equipment which was removed from one well and reinstalled in another well of a third-party customer.

Note 3 — Accrued Liabilities and Other

As of September 30, 2014 and June 30, 2014 our other current liabilities consisted of the following:

	September 30, 2014	June 30, 2014
Accrued incentive and other compensation	$323,318	$1,358,653
Accrued restructuring charges	175,307	530,412
Officer retirement costs	116,289	288,258
Asset retirement obligations due within one year	10,219	146,703
Accrued royalties	77,376	89,179
Accrued franchise taxes	113,027	87,575
Other accrued liabilities	58,477	57,224
Accrued liabilities and other	$874,013	$2,558,004

Note 4 — Restructuring

On November 1, 2013, we undertook an initiative to refocus our business to GARP® development that resulted in an adjustment of our workforce with less emphasis on oil and gas operations and greater emphasis on sales and marketing. In exchange for severance and non-compete agreements with the terminated employees, we recorded a restructuring charge of approximately $1,332,186 representing $376,365 of stock-based compensation from the accelerated vesting of equity awards and $955,821 of severance compensation and benefits to be paid during the twelve months ended December 31, 2014.  Our current estimate of the remaining accrued restructuring charges as of September 30, 2014 is as follows:

Type of Cost	Balance at December 31, 2013	Payments	Adjustment to Cost	September 30, 2014
Salary continuation liability	$615,721	$(461,790)	$—	$153,931
Incentive compensation costs	185,525	(185,525)	—	—
Other benefit costs and employer taxes	154,575	(94,199)	(39,000)	21,376
Accrued restructuring charges	$955,821	$(741,514)	$(39,000)	$175,307

Note 5 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the three months ended September 30, 2014, and for the year ended June 30, 2014:

	September 30, 2014	June 30, 2014
Asset retirement obligations — beginning of period	$352,215	$615,551
Liabilities sold	—	(48,273)
Liabilities incurred	—	—
Liabilities settled	(137,604)	(323,665)
Accretion of discount	4,636	41,626
Revision of previous estimates	—	66,976
Less obligations due within one year	(10,219)	(146,703)
Asset retirement obligations — end of period	$209,028	$205,512

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 6— Stockholders’ Equity

 Common Stock

Commencing in December 2013, the Board of Directors initiated a quarterly cash dividend on our common stock at a quarterly rate of $0.10 per share. During the three months ended September 30, 2014, we paid $3,279,341 of dividends to our common shareholders.

For the quarter ended September 30, 2014, the Board of Directors authorized the issuance of 144,468 shares of restricted common stock from the 2004 Stock Plan to all employees as a long-term incentive award. In addition, the Board authorized the issuance of 43,258 shares of restricted common stock to various employees for incentive compensation purposes. See Note 7 - Stock-Based Incentive Plan.

 Series A Cumulative Perpetual Preferred Stock

At September 30, 2014, there were 317,319 shares of the Company’s 8.5% Series A Cumulative (perpetual) Preferred Stock outstanding.  The Series A Cumulative Preferred Stock cannot be converted into our common stock and there are no sinking fund or redemption rights available to the holders thereof. Optional redemption can only be made by us on or after July 1, 2014 for the stated liquidation value of $25.00 per share plus accrued dividends.  With respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock ranks senior to our common shareholders, but subordinate to any of our existing and future debt.  Dividends on the Series A Cumulative Preferred Stock accrue and accumulate at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly at $0.177083 per share, as, if and when declared by our Board of Directors through its Dividend Committee. We paid dividends of $168,575 and $168,575 to holders of our Series A Preferred Stock during the three months ended September 30, 2014 and 2013, respectively.

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2014, cash dividends on preferred and common stock were treated for tax purposes as a return of capital to our shareholders. Based on our current projections we expect that the majority, if not all, of our cash dividends for the fiscal year ending June 30, 2015 will be treated as qualified dividend income and not as a return of capital. We will make a final determination regarding the tax treatment of dividends for the current fiscal year when we report this information to recipients.

Note 7 — Stock-Based Incentive Plan

We may grant option awards to purchase common stock (the "Stock Options"), restricted common stock awards
("Restricted Stock"), and unrestricted fully vested common stock, to employees, directors, and consultants of the Company under the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "Plan"). The Plan authorizes the issuance of 6,500,000 shares of common stock and 568,269 shares remain available for grant as of September 30, 2014.

Stock Options

No Stock Options have been granted since August 2008 and all compensation costs attributable to Stock Options have been recognized in prior periods.

The following summary presents information regarding outstanding Stock Options as of September 30, 2014, and the changes during the fiscal year:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)
Stock Options outstanding at July 1, 2014	178,061	$2.08
Stock Options outstanding at September 30, 2014	178,061	$2.08	$1,264,907	1.5
Vested or expected to vest at September 30, 2014	178,061	$2.08	$1,264,907	1.5
Exercisable at September 30, 2014	178,061	$2.08	$1,264,907	1.5

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($9.18 as of September 30, 2014) and the Stock Option exercise price of in-the-money Stock Options.

Restricted Stock and Contingent Restricted Stock

Prior to the quarter ended September 30, 2014 all restricted stock grants contained a four-year vesting period based solely on service. Restricted stock which vests based solely on service is valued at the fair market value on the date of grant and amortized over the service period.

During the three months ended September 30, 2014, the Company awarded long-term incentive grants of both restricted stock and contingent restricted stock. Such grants, which expire after four years if unvested, contain service-based, performance-based and market-based vesting provisions. The common shares underlying the restricted stock grants were issued on the date of grant, whereas the contingent restricted stock will be issued only upon the attainment of specified performance-based or market-based vesting provisions.

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee of the Company upon vesting. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the remainder of the four year term. As of September 30, 2014, the Company does not consider the vesting of these performance-based grants to be probable and no compensation expense has been recognized.

Market-based awards entitle employees to vest in a fixed number of shares when the three-year trailing total return on the Company’s common stock exceeds the corresponding total returns of various quartiles of companies comprising the SIG Exploration and Production Index (NASDAQ EPX) during defined measurement periods. The fair value and expected vesting period of these awards was determined using a Monte Carlo simulation based on the historical volatility of the Company's total return compared to the historical volatilities of the other companies in the index. Fair values for these market-based awards ranged from $4.26 to $8.40 with expected vesting periods of 3.30 to 2.55 years, based on the various quartiles of comparative market performance. Compensation expense for market-based awards is recognized over the expected vesting period using the straight-line method, so long as the award holder remains an employee of the Company. Total compensation expense is based on the fair value of the awards at the date of grant and is independent of vesting or expiration of the awards, except for termination of service.

The following table sets forth the Restricted Stock transactions for the three months ended September 30, 2014:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2014 (1)	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2014	140,067	$8.70
Service-based shares granted	75,170	10.13
Performance-based shares granted	76,642	10.05
Market-based shares granted	35,914	7.59
Vested	(21,873)	6.86
Unvested at September 30, 2014	305,920	$9.39	$1,789,833	2.9

(1) Excludes $770,252 of potential future compensation expense for performance-based awards that are not probable.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

The following table summarizes Contingent Restricted Stock activity:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2014 (1)	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2014	—	$—
Performance-based awards granted	38,325	10.05
Market-based awards granted	17,961	4.26
Unvested at September 30, 2014	56,286	$8.20	$74,502	3.2

(1) Excludes $385,166 of potential future compensation expense for performance-based awards that are not probable.

Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended September 30, 2014 and 2013 was $243,337 and $373,438, respectively.

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

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the three months ended September 30, 2014.  We believe we have appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending June 30, 2010 through June 30, 2014.

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

We recognized income tax expense of $706,159 and $482,636 for the three months ended September 30, 2014 and 2013, respectively, with corresponding effective rates of 38.5% and 24.7%.

Note 10 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended September 30,
	2014	2013
Numerator
Net income available to common shareholders	$960,435	$1,303,876
Denominator
Weighted average number of common shares — Basic	32,682,401	28,607,320
Effect of dilutive securities:
Weighted average of contingent restricted stock grants	1,552	—
Weighted average of stock options	142,297	3,603,945
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	32,826,250	32,211,265

Net income per common share — Basic	$0.03	$0.05
Net income per common share — Diluted	$0.03	$0.04

Outstanding potentially dilutive securities as of September 30, 2014 were as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	At September 30, 2014
Contingent restricted stock grants	$—	56,286
Stock options	$2.08	178,061
	$1.58	234,347

Outstanding potentially dilutive securities as of September 30, 2013 were as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	At September 30, 2013
Stock options	$1.99	4,822,820

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

The facility is unsecured and has a term of four years.  Our subsidiaries guaranteed the Company’s obligations under the facility.  We may use the proceeds of any loans under the facility for the acquisition and development of oil and gas properties, as defined in the facility, the issuance of letters of credit, and for working capital and general corporate purposes.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Semi-annually, the borrowing base and a monthly reduction amount are re-determined from reserve reports.  Requests by the Company to increase the $5,000,000 initial amount are subject to the Lender’s credit approval process, and are also limited to 25% of the value of our oil and gas properties, as defined.

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

The Credit Agreement also contains financial covenants including a requirement that we maintain a current ratio of not less than 1.5 to 1; a ratio of total funded Indebtedness to EBITDA of not more than 2.5 to 1, and a ratio of EBITDA to interest expense of not less than 3 to 1.  The agreement specifies certain customary covenants, including restrictions on the Company and its subsidiaries from pledging their assets, incurring defined Indebtedness outside of the facility other that permitted indebtedness, and it restricts certain asset sales.  Payments of dividends for the Series A Preferred are only restricted by the EBITDA to interest coverage ratio, wherein Series A dividends are a 1X deduction from EBITDA (as opposed to a 3:1 requirement if dividends were treated as interest expense).  The Credit Agreement contains customary events of default. If an event of default occurs and is continuing, the Lender may declare all amounts outstanding under the Credit Agreement, if any, to be immediately due and payable.

As of September 30, 2014, the Company had no borrowings and no outstanding letters of credit issued under the facility, resulting in an available borrowing base capacity of $5,000,000, and we are in compliance with all the covenants of the
Credit Agreement. During May 2014, the Credit Agreement was amended to permit the payment of cash dividends on common stock if no borrowings are outstanding at the time of such payment.

In connection with this agreement we incurred $179,468 of debt issuance costs, which have been capitalized in Other Assets and are being amortized on a straight-line basis over the term of the agreement. The unamortized balance in debt issuance costs related to the Credit Agreement was $68,888 as of September 30, 2014. The Company is in discussions with the
Lender to replace the unsecured Credit Agreement with an expanded secured facility. As of September 30, 2014, the Company had incurred approximately $88,251 in legal and title costs related to this proposed agreement, which are also capitalized in Other Assets.

Note 12 — Commitments and Contingencies

We are subject to various claims and contingencies in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At a minimum we disclose such matters if we believe it is reasonably possible that a future event or events will confirm a loss through impairment of an asset or the incurrence of a liability. We accrue a loss if we believe it is probable that a future event or events will confirm a loss and we can reasonably estimate such loss and we do not accrue future legal costs related to that loss. Furthermore, we will disclose any matter that is unasserted if we consider it probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. We expense legal defense costs as they are incurred.  For legal proceedings, see “Part II, Item 1. Legal Proceedings.”

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of September 30, 2014 under this operating lease are as follows:

For the twelve months ended September 30,
2015	$159,011
2016	132,509
Total	$291,520

Rent expense for the three months ended September 30, 2014 and 2013 was $43,776 and $41,918, respectively.

Employment Contracts.  We have entered into employment agreements with two of the Company's senior executives.
The employment contracts provide for severance payments in the event of termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, as defined. The agreements provide for the payment of base pay and certain medical and disability benefits for periods ranging from six months to one year after termination.  The total contingent obligation under the employment contracts as of September 30, 2014 is approximately $473,000.

Note 13 — Subsequent Events

On October 24, 2014, the Company sold all of its joint venture interests in its Mississippian Lime properties in Kay County, Oklahoma for approximately $400,000, net of customary closing adjustments, and the buyer's assumption of all abandonment liabilities.

Denbury Resources, Inc., operator of the Delhi Field in northeast Louisiana, has informed the Company of its preliminary determination that payout occurred during the month of October 2014 and that the Company will earn its reversionary working interest of 23.9% and associated revenue interest of 19.1% in the Delhi Field effective November 1, 2014. When combined with our existing 7.4% royalty and overriding royalty interests, our total net revenue interest will increase to 26.5%, while we will now be responsible for paying 23.9% of the operating costs and capital expenditures going forward.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the year ended June 30, 2014 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K.  Any terms used but not defined herein have the same meaning given to them in the Form 10-K.

This Form 10-Q and the information referenced herein contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described in our 2014 Annual Report on Form 10-K for the year ended June 30, 2014 as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

We use the terms, “EPM,” “Company,” “we,” “us” and “our” to refer to Evolution Petroleum Corporation and its wholly owned subsidiaries.

Executive Overview

General

We are engaged primarily in the development of incremental oil and gas reserves within known oil and gas resources for our shareholders and customers utilizing conventional and proprietary technology. We are focused on increasing underlying asset values on a per share basis. In doing so, we depend on a conservative capital structure, allowing us to maintain control of our assets for the benefit of our shareholders, and a substantial stock ownership by our directors, officers and staff. By policy, every employee and director maintains a beneficial ownership of our common stock.

Our strategy is to grow the value of our Delhi asset to maximize the value realized by our shareholders while commercializing our patented GARP® artificial lift technology for recovering incremental oil and gas reserves in mature fields.

We expect to fund our fiscal 2015 capital program from working capital and net cash flows from our properties.

Highlights for our First Quarter Fiscal 2015 and Project Update

“Q1-15” & “current quarter” is the three months ended September 30, 2014, the company’s 1st quarter of fiscal 2015.

“Q4-14” & “prior quarter” is the three months ended June 30, 2014, the company’s 4th quarter of fiscal 2014.

“Q1-14” & “year-ago quarter” is the three months ended September 30, 2013, the company’s 1st quarter of fiscal 2014.

Operations

·                  For Q1-15, we earned $1.0 million, or $0.03 per diluted common share, a 26% decrease from the year-ago quarter and a 33% decline from the previous quarter.

·                  Current quarter revenues were $4.0 million, a 14% decrease from the year-ago quarter and a 7% decline from the previous quarter.

·                  Delhi production averaged 425 net barrels of oil per day (“BOPD”) (5,739 BOPD gross), a 3% decrease from both the previous quarter and the year-ago quarter. Realized price per barrel declined 4.6% from the previous quarter and 10% from the year-ago quarter to $98.96 per barrel.

·                  We remain debt-free, while distributing $3.3 million to our common shareholders in the form of cash dividends.
Projects
Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.4 of our Form 10-K for the year ended June 30, 2014.
Delhi Field EOR—Northeast Louisiana
Gross production at Delhi in the first quarter of fiscal 2015 was 5,739 BOPD, down 3% from the fourth quarter of the last fiscal year and down 3% from the year ago quarter. As previously disclosed, the operator has deferred capital spending in the field since early 2013 pending reversion of our working interest, and has also chosen to operate the field at a slightly lower reservoir pressure, which lowers the rate of oil production without reducing miscibility or lowering ultimate reserves.
We have been informed by the operator of its preliminary determination that payout occurred during the month of October 2014 and the Company will earn its approximate reversionary working interest of 23.9% (with related 19.1% net revenue interest) in the Delhi Field effective November 1, 2014. With this reversion, we and the operator have plans to resume expansion of the CO2 flood to the east and begin construction of a recycle gas processing plant in the field to recover methane and natural gas liquids while making the flood more efficient. We believe that these actions bode well for future increases in production rates from the field.
GARP® - Artificial Lift Technology
During the quarter, we completed the installation of GARP® in one well for a third party operator and started the installation of a second well. The second of the two installations was in progress at the end of the quarter. We removed the tangible equipment from a previous installation for this customer in which wellbore obstructions limited production, and utilized it on the first of these two wells. We have seen a positive response from the first two productive GARP® wells under this agreement completed during the previous quarter, although high operating costs and a low net-back from gas processing under the customer’s pre-existing gas sales contract in the first few months have limited the revenues from our net profits interest.
Artificial lift financial results were adversely affected by major workover operations on two of our three Company-operated wells, which temporarily suspended production during portions of the quarter and substantially reduced GARP® revenues.
Other Properties
Subsequent to the end of the quarter, we closed on the sale of all of our remaining interests in the Mississippian Lime project for cash proceeds of approximately $400,000, subject to customary closing adjustments. This transaction completes the process of divesting of all of our non-core oil and gas properties which we commenced in 2013.
Liquidity and Capital Resources

At September 30, 2014, our working capital was $21.9 million, compared to working capital of $23.3 million at June 30, 2014.  The major factors which resulted in the $1.4 million decrease were the payment of $1.5 million in annual incentive compensation in September 2014 that reduced our net cash flow from operations and the payment of $3.3 million of common stock dividends in the current quarter.

Cash Flows from Operating Activities

For the three months ended September 30, 2014, cash flows provided by operating activities were $0.6 million, reflecting $1.6 million provided by operations before $1.0 million used by other working capital changes, primarily for the payment of annual incentive compensation.  Of the $1.6 million provided before working capital changes, $1.1 million was due to net income, and $0.5 million was attributable to non-cash expenses.

For the three months ended September 30, 2013, cash flows provided by operating activities were $1.6 million, reflecting $2.3 million provided by operations before $0.7 million was used in working capital. Of the $2.3 million provided before working capital changes, $1.5 million was due to net income and $0.8 million was due primarily to non-cash expenses.

Cash Flows from Investing Activities

Investing activities for the three months ended September 30, 2014 used $213,000 of cash, consisting primarily of $151,000 for artificial lift technology capital equipment and $55,000 for GARP® patent costs.

Cash paid for oil and gas capital expenditures during the three months ended September 30, 2013 was $594,000. Development activities were predominantly for GARP® installations in Giddings and additional testing in the Hendrickson well in the Mississippi Lime. We received approximately $67,000 of additional proceeds related to the June 2013 sale of certain of our Giddings Field properties.

Cash Flows from Financing Activities

In the three months ended September 30, 2014, we used $3.0 million in cash for financing activities principally consisting of cash outflows of $3.3 million for common stock dividend payments and $169,000 for preferred dividend payments, offset partially by $537,000 of cash provided by tax benefits related to stock-based compensation.

In the three months ended September 30, 2013, we paid preferred dividends of $169,000 and purchased $117,000 of treasury stock through the stock surrender of certain employees in satisfaction of payroll liabilities for contemporaneous restricted stock vesting.
Capital Budget
Delhi Field
With the operator's determination that reversion of our 23.9% working interest and 19.1% net revenue interest in Delhi occurred effective November 1, 2014, we will begin funding our share of capital and operating expenditures in the Field. Projected capital expenditures over the next two fiscal years are currently expected to total approximately $25-27 million net to our working interest. The timing of this spending is dependent on the pace of project development by the operator of the Field. Of this total, approximately $15-17 million is for the gas processing plant and approximately $10 million is for the roll-out of the next phase of the CO2 project. We expect these costs to be incurred over portions of the next two fiscal years. Total spending based on proved reserves in the reserve report, net to our interest, is forecast to be approximately $45 million over the next four years, which includes the projects above plus further expansion of the CO2 flood patterns. We expect that cash flows from our interests in the Field will be in excess of the net capital expenditures required.
GARP® - Artificial Lift Technology
Based on our current marketing and business plans, we expect that our capital requirements for artificial lift technology operations will be relatively modest over the next fiscal year.
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
Payment of cash dividends on our common stock remains an important aspect of our financial strategy and it is our goal to maintain or increase our dividends. We expect that the excess cash flow from the Delhi Field, after reversion of our working interest, will permit the Board of Directors to begin considering prudent increases in the level of our dividend payout during Fiscal 2016.

Results of Operations

Three month periods ended September 30, 2014 and 2013

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended September 30,
	2014	2013	Variance	Variance %
Delhi field:
Crude oil revenues	$3,868,602	$4,429,811	$(561,209)	(12.7)%
Crude oil volumes (Bbl)	39,094	40,279	(1,185)	(2.9)%
Average price per Bbl	$98.96	$109.98	$(11.02)	(10.0)%

Artificial lift technology:
Crude oil revenues	$74,980	$101,873	$(26,893)	(26.4)%
NGL revenues	22,227	23,196	(969)	(4.2)%
Natural gas revenues	15,552	17,022	(1,470)	(8.6)%
Service revenue	$3,097	$—	3,097
Total revenues	$115,856	$142,091	$(26,235)	(18.5)%

Crude oil volumes (Bbl)	772	946	(174)	(18.4)%
NGL volumes (Bbl)	744	768	(24)	(3.1)%
Natural gas volumes (Mcf)	4,439	5,889	(1,450)	(24.6)%
Equivalent volumes (BOE)	2,256	2,696	(440)	(16.3)%

Crude oil price per Bbl	$97.12	$107.69	$(10.57)	(9.8)%
NGL price per Bbl	$29.88	$30.20	(0.32)	(1.1)%
Natural gas price per Mcf	$3.50	$2.89	0.61	21.1%
Equivalent price per BOE	$49.98	$52.70	$(2.72)	(5.2)%

Artificial lift production costs (b)	$197,360	$163,749	$33,611	20.5%
Artificial lift production costs per BOE	87.48	60.74	$26.74	44.0%

Other properties:
Revenues	$20,369	$61,797	$(41,428)	(67.0)%
Equivalent volumes (BOE)	285	668	(383)	(57.3)%
Equivalent price per BOE	$71.47	$92.51	$(21.04)	(22.7)%

Production costs	$88,022	$254,501	$(166,479)	(65.4)%
Production costs per BOE	$308.85	$380.99	$(72.14)	(18.9)%

Combined:
Oil and gas DD&A (a)	$260,160	$301,752	$(41,592)	(13.8)%
Oil and gas DD&A per BOE	$6.25	$6.91	$(0.66)	(9.6)%

(a) Excludes depreciation of artificial lift technology equipment, office equipment, furniture and fixtures, and other assets of $109,190 and $7,921, for the three months ended September 30, 2014 and 2013, respectively.
(b) Includes workover costs of approximately $149,000 and $42,000, for the three months ended September 30, 2014 and 2013, respectively. Note: There were three producing wells in the period ending 2014 versus four in the period ending 2013.

Net Income Available to Common Shareholders.  For the quarter ended September 30, 2014, we generated net income to common shareholders of $1.0 million, or $0.03 per diluted share, on total revenues of $4.0 million. This compares to net income of $1.3 million, or $0.04 per diluted share, on total revenues of $4.6 million for the year-ago quarter.  The earnings decline is due to lower revenue and a higher effective income tax rate, partially offset by lower general and administrative expenses.  Additional details of the components of net income are explained in greater detail below.

Delhi Field. Revenues decreased 13% to $3.9 million as a result of a 3% decline in production volumes from the year ago quarter and a 10% decline in realized crude oil prices, from $109.98 per barrel to $98.96 per barrel. There are no production costs in the Delhi Field, as all current revenues derive from mineral and overriding royalty interests.

Artificial Lift Technology. Revenues decreased 19% to $116,000 reflecting a 16% volume decrease, primarily as a result of workovers on the Philip DL #1 and Selected Lands #2 wells, together with a 5% decrease in the realized price per BOE. We recorded $3,000 of service revenue from the recent GARP® initial installations for a third-party customer. Those two wells did not contribute meaningful net profits to the Company in this quarter, but we believe they will do so in future quarters. Artificial lift production costs were $197,000, which included $149,000 in costs for the above workovers, which were successful in increasing production.

Other Properties. The Company has been divesting its non-core oil and gas properties since 2013, and revenues have correspondingly decreased to $20,000 compared to $62,000 in the year-ago quarter. The production costs from the prior year were high as a result primarily from workover costs in South Texas and high water production in the Mississippian Lime. With the sale of the remaining interests in our Mississippian Lime properties subsequent to the end of the quarter, this divestiture process is now completed.

General and Administrative Expenses (“G&A”).  G&A expenses decreased $0.4 million, or 22%, to $1.5 million during the three months ended September 30, 2014 from $1.9 million in the year-ago quarter primarily due to lower personnel-related costs as a result of our December 2013 restructuring, partially offset by recent staff additions for GARP®. Salaries and benefits declined $231,000, incentive compensation decreased $60,000 and stock-based compensation expense declined by $130,000.

Depletion & Amortization Expense (“DD&A”).  DD&A increased $60,000, or 19%, to $369,000 for the current quarter compared to $310,000 for the year-ago quarter. DD&A of our oil and gas properties decreased by $41,000 on lower production and a lower rate per BOE ($6.25 versus $6.91 per BOE in the year-ago quarter), while our other DD&A increased by $101,000. This increase primarily includes depreciation of $21,000 related to artificial lift equipment installed in the wells of a third-party customer and a charge of $77,000 to expense the unrecovered installation costs of artificial lift equipment which was removed from one well and reinstalled in another well of a third-party customer.

Other Economic Factors

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services.  Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our production costs and capital expenditures.  During fiscal 2014, we saw modest increases in certain oil field services and materials compared to the prior fiscal year.  During fiscal 2015 to date, we have not seen material increases in costs.  Product prices, operating costs and development costs may not always move in tandem.

Known Trends and Uncertainties.  General worldwide economic conditions continue to be uncertain and volatile.  Concerns over uncertain future economic growth are affecting numerous industries, companies, as well as consumers, which impact demand for crude oil and natural gas.  We have recently seen significant declines in crude oil prices and are uncertain if this downward price pressure will continue. If such lower crude oil prices persist, our revenues and cash flow going forward will be adversely impacted.  In addition, reversion of our working interest in the Delhi Field will increase both our revenues and lease operating expenses. This will reduce the extraordinary net margins that have resulted from our mineral and overriding royalty interests at Delhi.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the quarter ending September 30, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended September 30, 2014, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2014.
Commodity Price Risk

Our most significant market risk is the pricing for crude oil, natural gas and NGLs. We expect energy prices to remain volatile and unpredictable. If energy prices decline significantly, revenues and cash flow would significantly decline. In addition, a non-cash write-down of our oil and gas properties could be required under full cost accounting rules if future oil and gas commodity prices sustained a significant decline. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital, as, if and when needed. Our general philosophy is not to hedge our commodity price risk. If we chose, we could hedge a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our exposure to price fluctuations. We presently do not hold or issue derivative instruments for hedging or speculative purposes.

Interest Rate Risk

We currently have only a small exposure to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents.  Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2014 we have determined there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ITEM 1.

We are involved in certain legal proceedings that are described in Part I. Item 3. “Legal Proceedings” and Note 15 — Commitments and Contingencies under Part II. Item 8. “Financial Statements” in our 2014 Annual Report. During the quarter ended September 30, 2014, there were no material developments in the status of those proceedings except as described below. We believe that the ultimate liability, if any, with respect to these other claims and legal actions will not have a material effect on our financial position or on our results of operations.

The Company and its wholly owned subsidiary are defendants in a lawsuit brought by John C. McCarthy et. al in the fifth District Court of Richland Parish, Louisiana in July 2011. The plaintiffs alleged, among other claims, that we fraudulently and wrongfully purchased plaintiffs’ income royalty rights in the Delhi Field Unit in the Holt-Bryant Reservoir in May 2006. On March 29, 2012, the Fifth District Court dismissed the case against the Company and our wholly owned subsidiary NGS Sub Corp. The Court found that plaintiffs had “no cause of action” under Louisiana law, assuming that the Plaintiff’s claims were valid on their face. Plaintiffs filed an appeal and the Louisiana Second Circuit Court of Appeal affirmed the dismissal, but allowed the plaintiffs to amend their petition to state a different possible cause of action. The plaintiffs amended their claim and re-filed with the district court. The plaintiffs are seeking cancellation of the transaction and monetary damages. We subsequently filed a second motion pleading “no cause of action,” with which the district court again agreed and dismissed the plaintiffs’ case on September 23, 2013. Plaintiffs again filed an appeal in November 2013. In October 2014, the appellate court reversed the district court. We subsequently filed for a rehearing.

As previously reported, on August 23, 2012, we and our wholly-owned subsidiary, NGS Sub Corp., and Robert S. Herlin, our President and Chief Executive Officer, were served with a lawsuit filed in federal court by James H. and Kristy S. Jones (the “Jones lawsuit”) in the Western District Court of the Monroe Division, Louisiana. The plaintiffs allege primarily that we (defendants) wrongfully purchased the plaintiffs’ 0.048119 overriding royalty interest in the Delhi Unit in January 2006 by failing to divulge the existence of an alleged previous agreement to develop the Delhi Field for EOR. The plaintiffs are seeking rescission of the assignment of the overriding royalty interest and monetary damages. We believe that the claims are without merit and are not timely, and we are vigorously defending against the claims. We filed a motion to dismiss for failure to state a claim under Federal Rule of Civil Procedure 12(b) (6) on April 1, 2013. On September 17, 2013, the federal court in the Western District Court of the Monroe Division, Louisiana, dismissed a portion of the claims and allowed the plaintiffs to pursue the remaining portion of the claims. Our motion to dismiss was for lack of cause of action, assuming that the plaintiffs' claims were valid on their face. On September 25, 2013, plaintiff Jones filed a motion to alter or amend the September 17, 2013 judgment. On December 27, 2013, the court denied said plaintiffs’ motion, and on January 21, 2014, we filed a motion to reconsider the nondismissal of the remaining claims, which was denied. Counsel has advised us that, based on information developed to date, the risk of loss in this matter is remote.

On December 13, 2013, we and our wholly-owned subsidiaries, Tertiaire Resources Company and NGS Sub. Corp., filed a lawsuit in the 133rd Judicial District Court of Harris County, Texas, against Denbury Onshore, LLC (“Denbury”) alleging breaches of certain 2006 agreements between the parties regarding the Delhi Field in Richland Parish, Louisiana. The specific allegations include improperly charging the payout account for capital expenditures and costs of capital, failure to adhere to preferential rights to participate in acquisitions within the defined area of mutual interest, breach of the promises to assume environmental liabilities and fully indemnify us from such costs, and other breaches. We are seeking declaration of the validity of the 2006 agreements and recovery of damages and attorneys’ fees. Denbury subsequently filed counterclaims, including the assertion that we owed Denbury additional revenue interests pursuant to the 2006 agreements and that our transfer of the reversionary interests from our wholly owned subsidiary to our parent corporation and subsequently to another wholly-owned subsidiary were not timely noticed to Denbury.

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

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended June 30, 2014 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2014, the Company did not sell any equity securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2014, the Company received shares of common stock from employees of the Company to pay their share of payroll taxes arising from vestings of restricted stock and exercises of stock options. The acquisition cost per share reflected the weighted-average market price of the Company’s shares of capital stock at the dates of exercise or restricted stock vesting.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2014 to July 31, 2014	99 shares of Common Stock	$10.94	Not applicable	Not applicable
August 1, 2014 to August 31, 2014	none		Not applicable	Not applicable
September 1, 2014 to September 30, 2014	5,530 shares of Common Stock	$9.83	Not applicable	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

A.            Exhibits

4.1	Form of Contingent Performance Stock Grant under the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (Filed herein)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION PETROLEUM CORPORATION
(Registrant)

	By:	/s/ RANDALL D. KEYS
Randall D. Keys
President and Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer

Date: November 7, 2014