Form 10-Q
period 2014-12-31
EVOLUTION PETROLEUM CORP
filed 2015-02-06
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of February 2, 2015, was 32,860,087.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

		Page

PART I. FINANCIAL INFORMATION		2

ITEM 1.	UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS	2

	Unaudited Consolidated Condensed Balance Sheets as of December 31, 2014 and June 30, 2014	2
	Unaudited Consolidated Condensed Statements of Operations for the three months ended December 31, 2014 and 2013 and the six months ended December 31, 2014 and 2013	3
	Unaudited Consolidated Condensed Statements of Cash Flows for the six months ended December 31, 2014 and 2013	4
	Unaudited Consolidated Condensed Statement of Stockholders’ Equity for the six months ended December 31, 2014	5
	Notes to Unaudited Consolidated Condensed Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4.	CONTROLS AND PROCEDURES	24

PART II. OTHER INFORMATION		25

ITEM 1.	LEGAL PROCEEDINGS	25

ITEM 1A.	RISK FACTORS	25

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS	25

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	25

ITEM 4.	MINE SAFETY DISCLOSURES	25

ITEM 5.	OTHER INFORMATION	25

ITEM 6.	EXHIBITS	26

SIGNATURES		27

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	December 31, 2014	June 30, 2014
Assets
Current assets
Cash and cash equivalents	$22,523,164	$23,940,514
Receivables	2,924,570	1,457,212
Deferred tax asset	159,624	159,624
Prepaid expenses and other current assets	677,756	747,453
Total current assets	26,285,114	26,304,803
Oil and natural gas property and equipment, net (full-cost method of accounting)	38,536,733	37,822,070
Other property and equipment, net	333,001	424,827
Total property and equipment	38,869,734	38,246,897
Other assets	578,405	464,052
Total assets	$65,733,253	$65,015,752
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,821,014	$441,722
State and federal income taxes payable	45,392	—
Accrued liabilities and other	811,821	2,558,004
Total current liabilities	5,678,227	2,999,726
Long term liabilities
Deferred income taxes	10,553,861	9,897,272
Asset retirement obligations	727,124	205,512
Deferred rent	27,148	35,720
Total liabilities	16,986,360	13,138,230
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized:8.5% Series A Cumulative Preferred Stock, 1,000,000 shares designated, 317,319 shares issued and outstanding at December 31, 2014 and June 30, 2014 with a liquidation preference of $7,932,975 ($25.00 per share)	317	317
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 32,860,087 shares and 32,615,646 as of December 31, 2014 and June 30, 2014, respectively	32,860	32,615
Additional paid-in capital	36,035,076	34,632,377
Retained earnings	12,678,640	17,212,213
Total stockholders’ equity	48,746,893	51,877,522
Total liabilities and stockholders’ equity	$65,733,253	$65,015,752

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues
Delhi field	$7,644,831	$4,130,236	$11,513,433	$8,560,047
Artificial lift technology	63,236	189,894	179,092	331,985
Other properties	—	72,159	20,369	133,956
Total revenues	7,708,067	4,392,289	11,712,894	9,025,988
Operating costs
Production costs - Delhi Field	2,817,866	—	2,817,866	—
Production costs - artificial lift technology	191,553	153,221	388,913	316,970
Production costs - other properties	9,390	83,309	97,412	337,810
Depreciation, depletion and amortization	917,757	327,168	1,287,107	636,841
Accretion of discount on asset retirement obligations	8,137	12,418	12,773	25,346
General and administrative expenses *	1,606,501	2,642,082	3,111,094	4,571,033
Restructuring charges **	(5,431)	1,332,186	(5,431)	1,332,186
Total operating costs	5,545,773	4,550,384	7,709,734	7,220,186
Income (loss) from operations	2,162,294	(158,095)	4,003,160	1,805,802
Other
Interest income	7,662	7,701	20,425	15,404
Interest (expense)	(12,159)	(16,582)	(30,619)	(33,095)
Income (loss) before income taxes	2,157,797	(166,976)	3,992,966	1,788,111
Income tax provision	917,879	241,907	1,624,038	724,543
Net income (loss) attributable to the Company	$1,239,918	$(408,883)	$2,368,928	$1,063,568
Dividends on preferred stock	168,576	168,576	337,151	337,151
Net income (loss) available to common stockholders	$1,071,342	$(577,459)	$2,031,777	$726,417
Earnings (loss) per common share
Basic	$0.03	$(0.02)	$0.06	$0.03
Diluted	$0.03	$(0.02)	$0.06	$0.02
Weighted average number of common shares
Basic	32,825,631	30,063,676	32,754,016	29,335,498
Diluted	32,947,280	30,063,676	32,884,754	32,377,918

* General and administrative expenses for the three months ended December 31, 2014 and 2013 included non-cash stock-based compensation expense of $245,020 and $316,422, respectively. For the corresponding six month periods, non-cash stock-based compensation expense was $488,357 and $689,860, respectively.

** Restructuring charges for the three and six months ended December 31, 2013 included non-cash stock-based compensation expense of $376,365 and $376,365, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net income attributable to the Company	$2,368,928	$1,063,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,311,425	657,265
Stock-based compensation	488,357	689,860
Stock-based compensation related to restructuring	—	376,365
Accretion of discount on asset retirement obligations	12,773	25,346
Settlements of asset retirement obligations	(220,522)	(57,247)
Deferred income taxes	656,589	329,667
Deferred rent	(8,574)	(8,574)
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	(1,454,866)	135,292
Receivables from income taxes and other	(12,492)	(11,170)
Due from joint interest partner	—	4,687
Prepaid expenses and other current assets	69,697	(367,426)
Accounts payable and accrued expenses	1,384,201	222,968
Income taxes payable	45,392	(233,548)
Net cash provided by operating activities	4,640,908	2,827,053
Cash flows from investing activities
Proceeds from asset sales	389,166	544,442
Capital expenditures for oil and natural gas properties	(1,136)	(856,943)
Capital expenditures for other property and equipment	(311,075)	(9,637)
Other assets	(84,341)	(5,957)
Net cash used in investing activities	(7,386)	(328,095)
Cash flows from financing activities
Proceeds on exercise of stock options	51,600	2,141,500
Cash dividends to preferred stockholders	(337,151)	(337,151)
Cash dividends to common stockholders	(6,565,350)	(3,205,135)
Acquisitions of treasury stock	(58,660)	(1,127,801)
Tax benefits related to stock-based compensation	921,581	386,976
Maturity of certificate of deposit	—	250,000
Recovery of short swing profits	(62,958)	—
Deferred loan costs	66	6,850
Net cash used in financing activities	(6,050,872)	(1,884,761)
Net increase (decrease) in cash and cash equivalents	(1,417,350)	614,197
Cash and cash equivalents, beginning of period	23,940,514	24,928,585
Cash and cash equivalents, end of period	$22,523,164	$25,542,782

Supplemental disclosures of cash flow information:	Six Months Ended December 31,
	2014	2013
Income taxes paid	$100,000	$755,564
Non-cash transactions:
Change in accounts payable used to acquire property and equipment	1,410,420	(223,846)
Oil and natural gas property costs incurred through recognition of asset retirement obligations	562,482	48,988
Previously acquired Company common shares swapped by holders to pay stock option exercise price	—	618,606

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statement of Changes in Stockholders' Equity
For the Six Months Ended December 31, 2014
(Unaudited)

	Preferred		Common Stock
					Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, June 30, 2014	317,319	$317	32,615,646	$32,615	$34,632,377	$17,212,213	$—	$51,877,522
Issuance of restricted common stock	—	—	213,466	214	(148)	—	—	66
Exercise of stock options	—	—	37,000	37	51,563	—	—	51,600
Acquisitions of treasury stock	—	—	(6,025)	—	—	—	(58,660)	(58,660)
Retirements of treasury stock	—	—	—	(6)	(58,654)	—	58,660	—
Stock-based compensation	—	—	—	—	488,357	—	—	488,357
Tax benefits related to stock-based compensation	—	—	—	—	921,581	—	—	921,581
Net income attributable to the Company	—	—	—	—	—	2,368,928	—	2,368,928
Common stock cash dividends	—	—	—	—	—	(6,565,350)	—	(6,565,350)
Preferred stock cash dividends	—	—	—	—	—	(337,151)	—	(337,151)
Balance, December 31, 2014	317,319	$317	32,860,087	$32,860	$36,035,076	$12,678,640	$—	$48,746,893

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

New Accounting Pronouncement.  In June 2014, the FASB issued FASB Accounting Standards Update No. 2014-12 “Compensation-Stock Compensation (Topic 718) : Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”).

The amendments clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.

The amendment in this update is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying financial statements.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 2 — Receivables

As of December 31, 2014 and June 30, 2014 our receivables consisted of the following:

	December 31, 2014	June 30, 2014
Receivables from oil and gas sales	$2,198,912	$1,456,146
Receivable from suspended overriding royalty interest (a)	712,100	—
Other	13,558	1,066
Receivables	$2,924,570	$1,457,212

(a) In connection with the lawsuit between the Company and Denbury Resources, Inc. ("Denbury") regarding the provisions of the May 8, 2006 Purchase and Sale Agreements, Denbury has unilaterally suspended payments related to 2.891545% of our overriding royalty interest ("ORRI") in the Delhi Holt Bryant Unit effective November 1, 2014. Accordingly, rather than remitting our usual 7.405201% ORRI and royalty payment, which Denbury has been paying the Company since 2006, Denbury arbitrarily applied a 2.891545% reduction for two months of ORRI by reducing their payment to the Company for December 2014 sales without the Company's consent. Such amounts are being held in suspense by Denbury pending resolution of the litigation. The Company's position is that Denbury has no legal basis for applying such a reduction and withholding our funds. [See Note 15 - Commitments and Contingencies.]

Note 3 — Prepaid Expenses and Other Current Assets

As of December 31, 2014 and June 30, 2014 our prepaid expenses and other current assets consisted of the following:

	December 31, 2014	June 30, 2014
Prepaid insurance	$155,827	$169,288
Equipment inventory	28,898	85,888
Prepaid other	34,320	42,800
Retainers and deposits	26,978	29,478
Prepaid federal and Louisiana income taxes	431,733	419,999
Prepaid expenses and other current assets	$677,756	$747,453

Note 4 — Property and Equipment

As of December 31, 2014 and June 30, 2014 our oil and natural gas properties and other property and equipment consisted of the following:

	December 31, 2014	June 30, 2014
Oil and natural gas properties
Property costs subject to amortization	$48,812,257	$47,166,282
Less: Accumulated depreciation, depletion, and amortization	(10,275,524)	(9,344,212)
Oil and natural gas properties, net	$38,536,733	$37,822,070
Other property and equipment
Furniture, fixtures and office equipment, at cost	$286,820	$343,178
Artificial lift technology equipment, at cost	595,877	377,943
Less: Accumulated depreciation	(549,696)	(296,294)
Other property and equipment, net	$333,001	$424,827

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

During the six months ended ended December 31, 2014, we incurred $217,934 of costs related to the installation of our artificial lift technology on the remaining two wells of a five-well program for a third-party customer. Under the contract for these installations, we fund the majority of the incremental equipment and installation costs and will receive 25% of the net profits from production, as defined, for as long as the technology remains in the wells. We are depreciating these costs using a method and a life which approximates the timing and amounts of our expected net revenues from the wells. During the six months ended December 31, 2014, we recorded additional depreciation of $267,326 to expense the unrecovered installation costs of artificial lift equipment, net of estimated residual salvage value, which have been removed or are planned to be removed from three wells of a third-party customer.

Note 5 — Other Assets

As of December 31, 2014 and June 30, 2014 our other assets consisted of the following:

	December 31, 2014	June 30, 2014
Trademarks	$43,333	$40,928
Patent costs	387,528	305,592
Less: Accumulated amortization of patent costs	(35,678)	(27,050)
Deferred loan costs	305,961	243,003
Less: Accumulated amortization of deferred loan costs	(122,739)	(98,421)
Other assets, net	$578,405	$464,052

Note 6 — Accrued Liabilities and Other

As of December 31, 2014 and June 30, 2014 our other current liabilities consisted of the following:

	December 31, 2014	June 30, 2014
Accrued incentive and other compensation	$557,516	$1,358,653
Accrued restructuring charges	—	530,412
Officer retirement costs	41,954	288,258
Asset retirement obligations due within one year	10,219	146,703
Accrued royalties	78,530	89,179
Accrued franchise taxes	74,414	87,575
Other accrued liabilities	49,188	57,224
Accrued liabilities and other	$811,821	$2,558,004

Note 7 — Restructuring

On November 1, 2013, we undertook an initiative to refocus our business to GARP® development that resulted in an adjustment of our workforce with less emphasis on oil and gas operations and greater emphasis on sales and marketing. In exchange for severance and non-compete agreements with the terminated employees, we recorded a restructuring charge of approximately $1,332,186 representing $376,365 of stock-based compensation from the accelerated vesting of equity awards and $955,821 of severance compensation and benefits to be paid during the twelve months ended December 31, 2014.  Our disposition of the accrued restructuring charges is as follows:

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Type of Cost	Balance at December 31, 2013	Payments	Adjustment to Cost	December 31, 2014
Salary continuation liability	$615,721	$(615,721)	$—	$—
Incentive compensation costs	185,525	(185,525)	—	—
Other benefit costs and employer taxes	154,575	(110,144)	(44,431)	—
Accrued restructuring charges	$955,821	$(911,390)	$(44,431)	$—

Note 8 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the six months ended December 31, 2014, and for the year ended June 30, 2014:

	December 31, 2014	June 30, 2014
Asset retirement obligations — beginning of period	$352,215	$615,551
Liabilities sold	(52,526)	(48,273)
Liabilities incurred (a)	562,485	—
Liabilities settled	(137,604)	(323,665)
Accretion of discount	12,773	41,626
Revision of previous estimates	—	66,976
Less obligations due within one year	(10,219)	(146,703)
Asset retirement obligations — end of period	$727,124	$205,512

(a) Liabilities incurred during the period relate to our share of the the estimated abandonment costs of the wells and facilities in the Delhi Field subsequent to the reversion of our working interest.

Note 9— Stockholders’ Equity

 Common Stock

Commencing in December 2013, the Board of Directors initiated a quarterly cash dividend on our common stock at a quarterly rate of $0.10 per share. During the six months ended December 31, 2014, the Company declared two quarterly dividends and paid $6,565,350 to our common shareholders.

For the six months ended December 31, 2014, the Board of Directors authorized the issuance of 144,468 shares of restricted common stock from the 2004 Stock Plan to all employees as a long-term incentive award. In addition, the Board authorized the issuance of 43,258 shares of restricted common stock to various employees for incentive compensation purposes and issued 25,740 shares of restricted common stock as compensation to the Company's directors. See Note 10 - Stock-Based Incentive Plan.

 Series A Cumulative Perpetual Preferred Stock

At December 31, 2014, there were 317,319 shares of the Company’s 8.5% Series A Cumulative (perpetual) Preferred Stock outstanding.  The Series A Cumulative Preferred Stock cannot be converted into our common stock and there are no sinking fund or redemption rights available to the holders thereof. Optional redemption can only be made by us on or after July 1, 2014 for the stated liquidation value of $25.00 per share plus accrued dividends.  With respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock ranks senior to our common shareholders, but subordinate to any of our existing and future debt.  Dividends on the Series A Cumulative Preferred Stock accrue and accumulate at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly at $0.177083 per

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

share, as, if and when declared by our Board of Directors through its Dividend Committee. We paid dividends of $337,151 and $337,151 to holders of our Series A Preferred Stock during the six months ended December 31, 2014 and 2013, respectively.

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2014, cash dividends on preferred and common stock were treated for tax purposes as a return of capital to our shareholders. Based on our current projections for the fiscal year ending June 30, 2015, we expect preferred dividends will be treated as qualified dividend income and that a portion of our cash dividends on common stock will be treated as a return of capital and the remainder as qualified dividend income. We will make a preliminary determination regarding the tax treatment of dividends for the current fiscal year when we report this information to recipients. As a result of the difference between our June 30 fiscal year and the calendar year basis of our dividend reporting requirements, it is possible that we will be required to amend these reports when our final taxable income for the fiscal year is determined, as this will potentially affect the tax status of our dividends.

Note 10— Stock-Based Incentive Plan

We may grant option awards to purchase common stock (the "Stock Options"), restricted common stock awards ("Restricted Stock"), and unrestricted fully vested common stock, to employees, directors, and consultants of the Company under the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "Plan"). The Plan authorizes the issuance of 6,500,000 shares of common stock and 542,529 shares remain available for grant as of December 31, 2014.

Stock Options

No Stock Options have been granted since August 2008 and all compensation costs attributable to Stock Options have been recognized in prior periods.

The following summary presents information regarding outstanding Stock Options as of December 31, 2014, and the changes during the fiscal year:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)
Stock Options outstanding at July 1, 2014	178,061	$2.08
Exercised	(37,000)	1.39
Stock Options outstanding at December 31, 2014	141,061	2.25	$729,991	1.3
Vested or expected to vest at December 31, 2014	141,061	2.25	729,991	1.3
Exercisable at December 31, 2014	141,061	$2.25	$729,991	1.3

(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($7.43 as of December 31, 2014) and the Stock Option exercise price of in-the-money Stock Options.

Restricted Stock and Contingent Restricted Stock

Prior to August 28, 2014 all restricted stock grants contained a four-year vesting period based solely on service. Restricted stock which vests based solely on service is valued at the fair market value on the date of grant and amortized over the service period.

During the six months ended December 31, 2014, the Company awarded grants of both restricted stock and contingent restricted stock as part of its long-term incentive plan. Such grants, which expire after four years if unvested, contain service-based, performance-based and market-based vesting provisions. The common shares underlying the restricted stock grants were issued on the date of grant, whereas the contingent restricted stock will be issued only upon the attainment of specified performance-based or market-based vesting provisions.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee of the Company upon vesting. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the remainder of the four year term. As of December 31, 2014, the Company does not consider the vesting of these performance-based grants to be probable and no compensation expense has been recognized.

Market-based awards entitle employees to vest in a fixed number of shares when the three-year trailing total return on the Company’s common stock exceeds the corresponding total returns of various quartiles of companies comprising the SIG Exploration and Production Index (NASDAQ EPX) during defined measurement periods. The fair value and expected vesting period of these awards were determined using a Monte Carlo simulation based on the historical volatility of the Company's total return compared to the historical volatilities of the other companies in the index. Fair values for these market-based awards ranged from $4.26 to $8.40 with expected vesting periods of 3.30 to 2.55 years, based on the various quartiles of comparative market performance. Compensation expense for market-based awards is recognized over the expected vesting period using the straight-line method, so long as the award holder remains an employee of the Company. Total compensation expense is based on the fair value of the awards at the date of grant and is independent of vesting or expiration of the awards, except for termination of service.

The following table sets forth the Restricted Stock transactions for the six months ended December 31, 2014:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at December 31, 2014 (1)	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2014	140,067	$8.70
Service-based awards granted	100,910	9.53
Performance-based awards granted	76,642	10.05
Market-based awards granted	35,914	7.59
Vested	(64,536)	8.59
Forfeited	—	—
Unvested at December 31, 2014	288,997	$9.23	$1,749,848	2.6

(1) Excludes $770,252 of potential future compensation expense for performance-based awards for which vesting is not considered probable at this time for accounting purposes.

The following table summarizes Contingent Restricted Stock activity:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at December 31, 2014 (1)	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2014	—	—
Performance-based awards granted	38,325	$10.05
Market-based awards granted	17,961	4.26
Unvested at December 31, 2014	56,286	$8.20	$68,507	3.0

(1) Excludes $385,166 of potential future compensation expense for performance-based awards for which vesting is not considered probable at this time for accounting purposes.

Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended December 31, 2014 and 2013 was $245,020 and $316,422, respectively. Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants six months ended December 31, 2014 and 2013 was $488,357 and $689,860, respectively. See Note 7 – Restructuring, for stock compensation included in Restructuring Charges for the six months ended December 31, 2013.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 11 — Fair Value Measurement

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

Note 12 — Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the six months ended December 31, 2014.  We believe we have appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending June 30, 2010 through June 30, 2014.

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

We recognized income tax expense of $1,624,038 and $724,543 for the six months ended December 31, 2014 and 2013, respectively, with corresponding effective rates of 40.7% and 40.5%.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 13 — Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Numerator
Net income (loss) available to common shareholders	$1,071,342	$(577,459)	$2,031,777	$726,417
Denominator
Weighted average number of common shares — Basic	32,825,631	30,063,676	32,754,016	29,335,498
Effect of dilutive securities:
Contingent restricted stock grants	6,432	—	1,785	—
Stock options	115,217	—	128,953	3,042,420
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	32,947,280	30,063,676	32,884,754	32,377,918

Net income (loss) per common share — Basic	$0.03	$(0.02)	$0.06	$0.03
Net income (loss) per common share — Diluted	$0.03	$(0.02)	$0.06	$0.02

Outstanding potentially dilutive securities as of December 31, 2014 were as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	At December 31, 2014
Contingent restricted stock grants	—	56,286
Stock options	$2.25	141,061
	$1.61	197,347

Outstanding potentially dilutive securities as of December 31, 2013 were as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	At December 31, 2013
Stock options	$2.01	753,005

Note 14 — Unsecured Revolving Credit Agreement

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

The facility is unsecured and has a term of four years, expiring on February 29, 2016.  Our subsidiaries guarantee the Company’s obligations under the facility.  We may use the proceeds of any loans under the facility for the acquisition and development of oil and gas properties, as defined in the facility, the issuance of letters of credit, and for working capital and general corporate purposes.

Semi-annually, the borrowing base and a monthly reduction amount are re-determined from our reserve reports.  Requests by the Company to increase the $5,000,000 initial amount are subject to the Lender’s credit approval process, and are also limited to 25% of the value of our oil and gas properties, as defined.

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

As of December 31, 2014, the Company had no borrowings and no outstanding letters of credit issued under the facility, resulting in an available borrowing base capacity of $5,000,000, and we are in compliance with all the covenants of the Credit Agreement. During May 2014, the Credit Agreement was amended to permit the payment of cash dividends on common stock if no borrowings are outstanding at the time of such payment.

In connection with this agreement we incurred $179,468 of debt issuance costs, which have been capitalized in Other Assets and are being amortized on a straight-line basis over the term of the agreement. The unamortized balance in debt issuance costs related to the Credit Agreement was $56,729 as of December 31, 2014. The Company is in discussions with the Lender to replace the unsecured Credit Agreement with an expanded secured facility. As of December 31, 2014, the Company had incurred approximately $126,493 in legal and title costs related to this proposed agreement, which are also capitalized in Other Assets.

Note 15 — Commitments and Contingencies

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

The Company and its wholly owned subsidiary are defendants in a lawsuit brought by John C. McCarthy et al in the fifth District Court of Richland Parish, Louisiana in July 2011. The plaintiffs alleged, among other claims, that we fraudulently and wrongfully purchased plaintiffs’ income royalty rights in the Delhi Field Unit in the Holt-Bryant Reservoir in May 2006. The plaintiffs are seeking cancellation of the transaction and monetary damages. On March 29, 2012, the Fifth District Court dismissed the case against the Company and our wholly owned subsidiary NGS Sub Corp. The Court found that plaintiffs had “no cause of action” under Louisiana law, assuming that the Plaintiffs’ claims were valid on their face. Plaintiffs filed an appeal and the Louisiana Second Circuit Court of Appeal affirmed the dismissal, but allowed the plaintiffs to amend their petition to state a different possible cause of action. The plaintiffs amended their claim and re-filed with the district court. We subsequently filed a second motion pleading “no cause of action,” with which the district court again agreed and dismissed the plaintiffs’ case on September 23, 2013. Plaintiffs again filed an appeal in November 2013. In October 2014, the appellate court reversed the district court. We subsequently filed for a rehearing which was denied. We now have filed Application for Writ of Review in the Louisiana Supreme Court in which we have asked the Louisiana Supreme Court to reverse the appellate court and reinstate the trial court judgment dismissing Plaintiffs’ case. Amicus Curiae Briefs have been filed in support of the Writ Application by the Louisiana Oil & Gas Association, the Louisiana Mid-Continent Oil and Gas Association and the American Association of Professional Landmen.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

As previously reported, on August 23, 2012, we and our wholly-owned subsidiary, NGS Sub Corp., and Robert S. Herlin, our Chief Executive Officer, were served with a lawsuit filed in federal court by James H. and Kristy S. Jones (the “Jones lawsuit”) in the Western District Court of the Monroe Division, Louisiana. The plaintiffs allege primarily that we (defendants) wrongfully purchased the plaintiffs’ 0.048119 overriding royalty interest in the Delhi Unit in January 2006 by failing to divulge the existence of an alleged previous agreement to develop the Delhi Field for EOR. The plaintiffs are seeking rescission of the assignment of the overriding royalty interest and monetary damages. We believe that the claims are without merit and are not timely, and we are vigorously defending against the claims. We filed a motion to dismiss for failure to state a claim under Federal Rule of Civil Procedure 12(b) (6) on April 1, 2013. On September 17, 2013, the federal court in the Western District Court of the Monroe Division, Louisiana, dismissed a portion of the claims and allowed the plaintiffs to pursue the remaining portion of the claims. Our motion to dismiss was for lack of cause of action, assuming that the plaintiffs' claims were valid on their face. On September 25, 2013, plaintiff Jones filed a motion to alter or amend the September 17, 2013 judgment. On December 27, 2013, the court denied said plaintiffs’ motion, and on January 21, 2014, we filed a motion to reconsider the nondismissal of the remaining claims, which was denied. The Court has entered a Scheduling Order setting trial of the case for the week of June 15, 2015. Counsel has advised us that, based on information developed to date, the risk of loss in this matter is remote.

On December 13, 2013, we and our wholly-owned subsidiaries, Tertiaire Resources Company and NGS Sub. Corp., filed a lawsuit in the 133rd Judicial District Court of Harris County, Texas, against Denbury Onshore, LLC (“Denbury”) alleging breaches of certain 2006 agreements between the parties regarding the Delhi Field in Richland Parish, Louisiana. The specific allegations include improperly charging the payout account for capital expenditures and costs of capital, failure to adhere to preferential rights to participate in acquisitions within the defined area of mutual interest, breach of the promises to assume environmental liabilities and fully indemnify us from such costs, and other breaches. We are seeking declaration of the validity of the 2006 agreements and recovery of damages and attorneys’ fees. Denbury subsequently filed counterclaims, including the assertion that we owed Denbury additional revenue interests pursuant to the 2006 agreements and that our transfer of the reversionary interests from our wholly owned subsidiary to our parent corporation and subsequently to another wholly-owned subsidiary were not timely noticed to Denbury. The Company disagrees with and is vigorously defending against Denbury's counterclaims.

On January 26, 2015, Denbury withheld and suspended 2.891545% of our overriding royalty revenue interest in the field for the months of November and December 2014. This unilateral suspension of a portion of our overriding royalties by the operator was made without consultation with the Company and, we believe, is without legal basis. Accordingly, the Company will continue to aggressively defend its property using all legal remedies and rights available to us. If we are required to forfeit some or all this disputed interest to Denbury, then our future reserves, value of reserves and revenues would be negatively impacted.

On December 3, 2013, our wholly owned subsidiary, NGS Sub Corp., was served with a lawsuit filed in the 8th Judicial District Court of Winn Parish, Louisiana by Cecil M. Brooks and Brandon Hawkins, residents of Louisiana, alleging that in 2006 a former subsidiary of NGS Sub Corp. improperly disposed of water from an off-lease well into a well located on the plaintiffs’ lands in Winn Parish. The plaintiffs requested monetary damages and other relief. NGS Sub Corp. divested its ownership of the property in question along with its ownership of the subsidiary in 2008 to a third party. The district court granted our exception of no right of action and dismissed Brooks' claims against NGS Sub Corp. We have denied and are vigorously defending all claims by Mr. Hawkins.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on August 1, 2016. Future minimum lease commitments as of December 31, 2014 under this operating lease are as follows:

For the twelve months ended December 31,
2015	$159,011
2016	92,756
Total	$251,767

Rent expense for the three months ended December 31, 2014 and 2013 was $43,776 and $44,759, respectively. Rent expense for the six months ended December 31, 2014 and 2013 was $87,551 and $86,667, respectively.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Employment Contracts.  We have entered into employment agreements with two of the Company's senior executives. The employment contracts provide for severance payments in the event of termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, as defined. The agreements provide for the payment of base pay and certain medical and disability benefits for periods ranging from six months to one year after termination.  The total contingent obligation under the employment contracts as of December 31, 2014 is approximately $473,000.

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

Executive Overview

General

We are engaged primarily in the development of incremental oil and gas reserves within known oil and gas resources for our shareholders and customers utilizing conventional and proprietary technology. We are focused on increasing underlying asset values on a per share basis. In doing so, we depend on a conservative capital structure, allowing us to maintain control of our assets for the benefit of our shareholders, and a substantial stock ownership by our directors, officers and staff. By policy, every employee and director maintains a beneficial ownership in our common stock.

Our strategy is to grow the value of our Delhi asset to maximize the value realized by our shareholders while commercializing our patented GARP® artificial lift technology for recovering incremental oil and gas reserves in mature fields.

We expect to fund our fiscal 2015 capital program from working capital and net cash flows from our properties.

Highlights for our Second Quarter Fiscal 2015 and Project Update

"Q2-15" & "current quarter" is the three months ended December 31, 2014, the company's 2nd quarter of fiscal 2015.

"Q1-15" & "prior quarter" is the three months ended September 30, 2014, the company's 1st quarter of fiscal 2015.

"Q2-14" & "year-ago quarter" is the three months ended December 31, 2013, the company's 2nd quarter of fiscal 2014.

Operations

•
Effective on November 1, 2014, the Company earned its 23.9% reversionary working interest and associated 19.036% net revenue interest in the Delhi Field. In addition to increased revenues, we are now paying our proportionate share of capital expenditures and lease operating expenses incurred going forward from November 1, 2014 in the field.

•
For Q2-15, the Company earned $1.1 million of net income, or $0.03 per diluted common share, a 286% increase from the year-ago quarter and a 12% increase from the prior quarter. The year-ago quarter had a net loss of $0.6 million primarily due to $2.1 million of non-recurring expenses associated with a restructuring charge and expenses associated with derivative exercises and subsequent stock sale. The current quarter income was positively affected by two months of increased net revenues from Delhi, offset by corresponding lease operating expenses and DD&A expense from Delhi, along with increased estimated income tax expense.

•
Current quarter revenues were $7.7 million, a 76% increase from the year-ago quarter and a 93% increase from the prior quarter. The sequential increase was due to two months of net revenues associated with the reversion of our working interest ownership in the Delhi field, partially offset by lower realized commodity prices in the quarter.

•
Delhi production averaged 1,187 net barrels of oil per day (“BOPD”), a 156% increase from the year-ago quarter, and a 179% increase from the prior quarter. The sequential increase in volumes is due to the additional volumes associated with the working interest ownership in the Delhi field. Gross production in the field averaged 5,892 BOPD during the current quarter.

•	Realized crude oil prices received in Q2-15 decreased 28% to approximately $70 per barrel from $97 per barrel in the year-ago quarter, and decreased 29% from $99 per barrel in the prior quarter.

•	We remain debt-free, while distributing $3.3 million of cash dividends to our common stock shareholders during the current quarter.
Projects
Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.4 of our Form 10-K for the year ended June 30, 2014.
Delhi Field - Enhanced Oil Recovery Project

Gross production at Delhi in the second quarter of fiscal 2015 averaged 5,892 BOPD, a decrease of 6% from the year-ago quarter, and a 3% increase from prior quarter. Net production averaged 1,187 BOPD, a 156% increase from the year-ago quarter, and a 179% increase from the prior quarter. Gross production was impacted by the loss of one producing well due to down hole issues, and a replacement well has been redrilled and placed into production in January 2015. As a result of our working interest reversion taking effect on November 1, 2014, our total net revenue interest in the field has more than tripled from 7.41% to 26.44%, inclusive of all of our mineral interest ownership in Delhi. With the reversion, we now bear the corresponding working interest capital commitments to further develop the project and field, including necessary plugging and abandonment projects. In the quarter ending December 31, 2014, our net share of the joint interest billed capital expenditures was approximately $1.5 million and our net share of lease operating expenses was approximately $2.8 million, of which $1.7 million is related to CO2 purchases and CO2 transportation expenses. Under our contract with the operator, purchased CO2 is priced at 1% of the oil price per thousand cubic feet (“Mcf”) plus transportation costs of $0.20 per Mcf.

The operator of the Delhi field, a subsidiary of Denbury Resources, Inc. ("Denbury"), has stated that the plans to install a gas plant to recover methane and natural gas liquids from the recycled gas stream remains on their capital projects schedule with a target installation date of calendar year 2016.

On January 26, 2015, Denbury withheld and suspended 2.891545% of our overriding royalty revenue interest in the field for the months of November and December 2014. This unilateral suspension of a portion of our overriding royalties by the operator was made without consultation with the Company and, we believe, is without legal basis. Accordingly, the Company will continue to aggressively defend its property using all legal remedies and rights available to us. If we are required to forfeit some or all this disputed interest to Denbury, then our future reserves, value of reserves and revenues would be negatively impacted.

GARP® - Artificial Lift Technology

During the current quarter, we completed the last of an initial five-well package of GARP® installations for a third party operator. We have seen positive production responses from four of the five GARP® wells under this agreement. One well was not successful and the equipment was removed and used in a subsequent installation. However, due to operating costs, low commodity prices and a low net-back from gas processing under the customer’s pre-existing gas sales contract, our 25% net profits interest has resulted in minimal service fee revenues to date. Given the current low commodity price environment, the Company and the operator have mutually agreed to not proceed with the remaining five wells contemplated by this contract, and any future installations are expected to be subject to a new fixed price agreement.

Artificial lift financial results continue to be adversely affected by unplanned workover expenses on our Company-operated wells, which temporarily suspended production for significant portions of the current quarter and substantially reduced GARP® revenues in the period.
We are presently working on two additional GARP® patents that will address the following issues:

•	Wells with inadequate gas supply;

•	Solids settling on down-hole equipment;

•	Additional gas and solid separation.

In the interim, the GARP® marketing and business development efforts continue and include participation in oil field service and industry trade shows and one-on-one meetings with E&P operators of all sizes.
Other Properties

In October 2014, we closed on the sale of all of our remaining mineral interests and assets in the Mississippi Lime project for cash proceeds of approximately $389,000, net of customary closing adjustments. This transaction completes the process of divesting of all of our non-core oil and gas properties.

Liquidity and Capital Resources

We had $22.5 million and $23.9 million in cash and cash equivalents at December 31, 2014 and June 30, 2014, respectively. In addition, we have $5.0 million of availability under a revolving credit facility at period end.

During the six months ended December 31, 2014, we financed our operations with cash generated from operations and cash on hand. At December 31, 2014, our working capital was $20.6 million, compared to working capital of $23.3 million at June 30, 2014.  The $2.7 million working capital decrease is primarily due to a $4.4 million increase in accounts payable reflecting post-reversion Delhi Field operating expenses and capital expenditures, partially offset by $1.8 million of lower accrued liabilities principally attributable to incentive compensation, restructuring and officer retirement accrual declines.

Cash Flows from Operating Activities

For the six months ended December 31, 2014, cash flows provided by operating activities were $4.6 million, which included a very slight impact from changes in other working capital items.  Of the $4.6 million provided, approximately $2.4 million was due to net income, and approximately $2.2 million was attributable to non-cash expenses.

For the six months ended December 31, 2013, cash flows provided by operating activities were $2.8 million, reflecting $3.1 million provided by operations before $0.3 million was used by working capital. Of the $3.1 million provided before working capital changes, $1.1 million was due to net income, which reflects a $1.3 million restructuring charge, and $0.7 million was attributable to other non-cash expenses.

Cash Flows from Investing Activities

Investing activities for the six months ended December 31, 2014 used $7,400 of cash, consisting primarily of capital expenditures of approximately $311,000 for primarily artificial lift technology and $84,000 for GARP® patent costs, partially offset by $389,165 of proceeds received for the sale of properties in the Mississippi Lime project.

Cash paid for oil and gas capital expenditures during the six months ended December 31, 2013 was $0.9 million. Development activities were predominantly for our GARP® wells in Giddings and additional testing in the Hendrickson well in the Mississippi Lime project. We received approximately $0.5 million of additional proceeds from asset sales, including $0.4 million for the sale of our South Texas properties.

Cash Flows from Financing Activities

In the six months ended December 31, 2014, we used $6.1 million in cash for financing activities principally consisting of cash outflows of $6.6 million for common stock dividend payments and $0.3 million for preferred dividend payments, offset partially by $0.9 million of cash provided by tax benefits related to stock-based compensation.

During the six months ended December 31, 2013, we used $1.9 million in cash for financing activities, including cash inflows of $2.1 million from stock option exercise proceeds and $0.4 million of windfall tax benefits, which was more than offset by cash outflows of $3.2 million for common dividends, $0.3 million for preferred dividends and $1.1 million for treasury stock purchases related to incentive stock warrant and stock option exercises and restricted stock vestings.
Capital Budget
Delhi Field
               With the operator's determination that reversion of our 23.9% working interest and 19.036% net revenue interest in Delhi occurred effective November 1, 2014, we began funding our share of capital expenditures in the field. In the quarter ending December 31, 2014, our net share of the joint interest billed capital expenditures was approximately $1.5 million.

               Projected capital expenditures over the next two fiscal years are currently expected to total approximately $25-35 million net to our working interest. The timing and actual amount of this spending is primarily dependent on the pace of project development by the operator and project economics based on current and forward looking oil prices. Of this total, approximately $24 million is for the gas processing plant and the balance is for continued development of the CO2 project. We expect these costs to be incurred over portions of the next two fiscal years, although these development plans are subject to review and deferral by either partner. Total spending based on proved reserves in the reserve report, net to our interest, is currently forecast to be approximately $45 million over the next four years, which includes the projects above plus further expansion of the CO2 flood patterns. We expect that cash flows from all our interests in the Delhi field will be in excess of the net capital expenditures required, subject to commodity prices that we realize.
GARP® - Artificial Lift Technology
Based on our current marketing and business plans, we expect that our capital requirements for artificial lift technology operations will be relatively minor over the next fiscal year.
Liquidity Outlook
Our liquidity is highly dependent on the realized prices we receive for the oil, natural gas and natural gas liquids we produce. Commodity prices are market driven and historically volatile, and they are likely to continue to be volatile. As a result, our future revenues, cash flow, profitability, access to capital and future rate of growth is heavily influenced by the prices received for our production. Liquidity could also be affected by any adverse litigation outcome.
Funding for our anticipated capital expenditures over the next two fiscal years is expected to be met from cash flows from operations and current working capital. Our preference is to remain debt free, but we also have access to an unsecured revolving line of credit and have plans to convert this line into a senior secured facility with significantly higher borrowing capacity, to use as needed. This facility is intended primarily to provide a standby source of liquidity to meet future capital expenditures at Delhi or other future capital needs or acquisition opportunities.
Payment of free cash flow in excess of our operating and capital requirements through cash dividends on our common stock remains a priority of our financial strategy, and it is our long term goal to increase our dividends over time as appropriate. The Board of Directors and management instituted this strategy over a year ago due to our belief that high commodity prices at the time limited attractive oil and gas investment opportunities.. However, due to the potential to pursue other opportunities at discounted prices during the current industry downturn combined with the anticipated cost of building and installing the Delhi recycle gas processing plant during calendar 2015 and 2016 and Denbury's recent suspension of a portion of our overriding royalty interest revenues at Delhi, the Dividend Committee and the Board of Directors believes it is prudent to adjust the current dividend rate from $0.40 per share annually to $0.20 per share annually, effective in quarter ending March 31, 2015. The reduction in the dividend rate will allow the Company to conserve cash for additional financial flexibility to pursue opportunities while continuing to reward shareholders with a yield near 2.5% at current stock price levels.

Results of Operations

Three month periods ended December 31, 2014 and 2013

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended December 31,
	2014	2013	Variance	Variance %
Delhi field:
Crude oil revenues	$7,644,831	$4,130,236	$3,514,595	85.1%
Crude oil volumes (Bbl)	109,200	42,673	66,527	155.9%
Average price per Bbl	$70.01	$96.79	$(26.78)	(27.7)%

Delhi field production costs	$2,817,866	$—	$2,817,866
Delhi field production costs per BOE	$25.80	$—	$25.80

Artificial lift technology:
Crude oil revenues	$42,039	$143,326	$(101,287)	(70.7)%
NGL revenues	11,028	25,430	(14,402)	(56.6)%
Natural gas revenues	7,365	21,138	(13,773)	(65.2)%
Service revenue	2,804	—	2,804
Total revenues	$63,236	$189,894	$(126,658)	(66.7)%

Crude oil volumes (Bbl)	563	1,471	(908)	(61.7)%
NGL volumes (Bbl)	411	834	(423)	(50.7)%
Natural gas volumes (Mcf)	2,413	6,590	(4,177)	(63.4)%
Equivalent volumes (BOE)	1,376	3,403	(2,027)	(59.6)%

Crude oil price per Bbl	$74.67	$97.43	$(22.76)	(23.4)%
NGL price per Bbl	$26.83	$30.49	$(3.66)	(12.0)%
Natural gas price per Mcf	$3.05	$3.21	$(0.16)	(5.0)%
Equivalent price per BOE	$43.92	$55.80	$(11.88)	(21.3)%

Artificial lift production costs (a)	$191,553	$153,231	$38,322	25.0%
Artificial lift production costs per BOE	$139.21	$45.03	$94.18	209.1%

Other properties:
Revenues	$—	$72,159	$(72,159)	(100.0)%
Equivalent volumes (BOE)	—	822	(822)	(100.0)%
Equivalent price per BOE	$—	$87.78	$(87.78)	(100.0)%

Production costs	$9,390	$83,309	$(73,919)	(88.7)%
Production costs per BOE	$—	$101.35	$(101.35)	(100.0)%

Combined:
Oil and gas DD&A (b)	$701,543	$318,946	$382,597	120.0%
Oil and gas DD&A per BOE	$6.34	$6.80	$(0.46)	(6.8)%

(a) Includes workover costs of approximately $134,000 and $35,000, for the three months ended December 31, 2014 and 2013, respectively.
(b) Excludes depreciation of artificial lift technology equipment, office equipment, furniture and fixtures, and other assets of $216,214 and $8,222, for the three months ended December 31, 2014 and 2013, respectively.

Net Income (Loss) Available to Common Shareholders.  For the three months ended December 31, 2014, we generated net income to common shareholders of $1.1 million, or $0.03 per diluted share, on total revenues of $7.7 million. This compares to a net loss of $0.58 million, or $0.02 per diluted share, on total revenues of $4.4 million for the year-ago quarter.  The earnings increase is due to increased Delhi oil revenues together with lower G&A and restructuring expenses, partially offset by Delhi production costs, higher DD&A expense and increased income tax expense.  Additional details of the components of net income are explained in greater detail below.

Delhi Field. Revenues increased 85% to $7.6 million as a result of a 156% increase in production volumes from the year-ago quarter, partially offset by a 28% decline in realized crude oil prices from $96.79 per barrel to $70.01 per barrel. Lease operating expenses for the current quarter were $2.8 million, of which $1.7 million is related to CO2 purchases and CO2 transportation expenses, compared to no production costs in the year-ago quarter as those revenues were derived solely from our mineral and overriding royalty interests, which bore no operating expenses. Under our contract with the operator, purchased CO2 is priced at 1% of the oil price per Mcf plus $0.20 per Mcf transportation costs. Accordingly, such costs will be reduced in the future if oil prices remain at lower price levels.

Artificial Lift Technology. Revenues decreased 67% to $63,000 reflecting a 60% volume decrease, primarily as a result of workovers on the Philip DL #1 and Selected Lands #2 wells, together with a 21% decrease in the realized price per BOE, from $55.80 to $43.92 BOE. In the current quarter we recorded $2,800 of service fee revenue from the GARP® installations for a third-party customer. These wells have not contributed meaningful net profits to the Company in the current quarter due to low commodity prices, poor netback contracts for gas processing and higher workover costs. Artificial lift production costs were $192,000 for the current quarter, a 25% increase from $153,000 in the year-ago quarter, and include $134,000 in costs for the aforementioned workovers, which were necessary in recovering proved reserves.

Other Properties. We have divested all of our non-core oil and gas properties, therefore there are no revenues to report in the current quarter. The prior year-ago quarter had $72,000 of revenues. The production costs from the prior year-ago quarter were high as a result of workover costs in South Texas and high water production in the Mississippi Lime project. With the sale of the remaining interests in our Mississippi Lime properties in the current quarter, this divestiture process is now completed.

General and Administrative Expenses (“G&A”).  G&A expenses decreased $1.0 million, or 39%, to $1.6 million during the three months ended December 31, 2014 from $2.6 million in the year-ago quarter, primarily due to lower personnel-related costs as a result of our December 2013 restructuring and $0.8 million of one-time expenses primarily associated with exercises of derivatives in the year-ago quarter partially offset by recent staff additions for accounting and GARP®. In addition, $1.3 million of restructuring expense was recorded in the year-ago quarter primarily reflecting $0.9 million of termination benefits and $0.4 million non-cash charge for accelerated restricted stock vesting for terminated employees. See Note 7 — Restructuring.

Depletion & Amortization Expense (“DD&A”).  DD&A increased $591,000, or 181% to $918,000 for the current quarter compared to $327,000 for the year-ago quarter. Amortization of our full cost oil and gas property cost pool increased by $383,000 on increased volumes of 136% due to reversionary working interest in Delhi field, offset by a lower rate per BOE ($6.34 in the current quarter versus $6.80 per BOE in the year-ago quarter). Depreciation expense for other property and equipment increased $208,000 principally due to $192,000 additional depreciation recorded during the current quarter to reflect the impairment of GARP® equipment installations on two wells of a third party customer.

Six month periods ended December 31, 2014 and 2013

The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Six Months Ended December 31,
	2014	2013	Variance	Variance %
Delhi field:
Crude oil revenues	$11,513,433	$8,560,047	$2,953,386	34.5%
Crude oil volumes (Bbl)	148,294	82,952	65,342	78.8%
Average price per Bbl	$77.64	$103.19	$(25.55)	(24.8)%

Delhi field production costs	$2,817,866	$—	$2,817,866
Delhi field production costs per BOE	$19.00	$—	$19.00

Artificial lift technology:
Crude oil revenues	$117,019	$245,199	$(128,180)	(52.3)%
NGL revenues	33,255	48,626	(15,371)	(31.6)%
Natural gas revenues	22,917	38,160	(15,243)	(39.9)%
Service revenue	5,901	—	5,901
Total revenues	$179,092	$331,985	$(152,893)	(46.1)%

Crude oil volumes (Bbl)	1,335	2,417	(1,082)	(44.8)%
NGL volumes (Bbl)	1,155	1,602	(447)	(27.9)%
Natural gas volumes (Mcf)	6,852	12,479	(5,627)	(45.1)%
Equivalent volumes (BOE)	3,632	6,099	(2,467)	(40.4)%

Crude oil price per Bbl	$87.65	$101.45	$(13.80)	(13.6)%
NGL price per Bbl	$28.79	$30.35	$(1.56)	(5.1)%
Natural gas price per Mcf	$3.34	$3.06	$0.28	9.2%
Equivalent price per BOE	$47.68	$54.43	$(6.75)	(12.4)%

Artificial lift production costs (a)	$388,913	$316,970	$71,943	22.7%
Artificial lift production costs per BOE	$107.08	$51.97	$55.11	106.0%

Other properties:
Revenues	$20,369	$133,956	$(113,587)	(84.8)%
Equivalent volumes (BOE)	285	1,490	(1,205)	(80.9)%
Equivalent price per BOE	$71.47	$89.90	$(18.43)	(20.5)%

Production costs	$97,412	$337,810	$(240,398)	(71.2)%
Production costs per BOE	$341.80	$226.72	$115.08	50.8%

Combined:
Oil and gas DD&A (b)	$961,703	$620,698	$341,005	54.9%
Oil and gas DD&A per BOE	$6.32	$6.86	$(0.54)	(7.9)%

(a) Includes workover costs of approximately $283,000 and $77,000, for the six months ended December 31, 2014 and 2013, respectively.
(b) Excludes depreciation of artificial lift technology equipment, office equipment, furniture and fixtures, and other assets of $325,404 and $16,143, for the six months ended December 31, 2014 and 2013, respectively.

Net Income Available to Common Shareholders.  For the six months ended December 31, 2014, we generated net income to common shareholders of $2.0 million, or $0.06 per diluted share, on total revenues of $11.7 million. This compares to net income of $0.7 million, or $0.02 per diluted share, on total revenues of $9.0 million for the corresponding year-ago period.  The earnings increase is primarily due to higher Delhi revenues together with lower G&A and restructuring expenses, offset by Delhi production costs and increased DD&A and income tax expenses. Additional details of the components of net income are explained in greater detail below.

Delhi Field. Revenues increased 35% to $11.5 million as a result of a 79% increase in production volumes from the corresponding year-ago period, partially offset by a 25% decline in realized crude oil prices, from $103.19 per barrel to $77.64 per barrel. Lease operating expenses for the six months ended December 31, 2014 were $2.8 million, of which $1.7 million is related to CO2 purchases and CO2 transportation expenses, compared to no production costs in the corresponding year-ago period as those revenues were derived solely from our mineral and overriding royalty interests, which bear no operating expenses. Under our contract with the operator, purchased CO2 is priced at 1% of the oil price per Mcf plus $0.20 per Mcf transportation costs. Accordingly, such costs will be reduced in the future if oil prices remain at lower price levels.

Artificial Lift Technology. Revenues decreased 46% to $179,000 reflecting a 40% volume decrease, primarily as a result of workovers on the Philip DL #1 and Selected Lands #2 wells, together with a 12% decrease in the realized price per BOE, from $54.43 per barrel to $47.68 per barrel. We recorded $2,800 of service revenue from GARP® installations for a third-party customer. These wells did not contribute meaningful net profits to the Company in the six months ended December 31, 2014. Artificial lift production costs were $389,000, which included $283,000 in costs for the aforementioned workovers, which were necessary in recovering proved reserves.

Other Properties. The Company has been divesting its non-core oil and gas properties since 2013, and revenues from these properties have correspondingly decreased to $20,000 compared to $134,000 in the corresponding year-ago period. The production costs from the prior year were high as a result primarily from workover costs in South Texas and high water production in the Mississippi Lime. With the sale of the remaining interests in our Mississippi Lime properties in the current quarter, this divestiture process is completed.

General and Administrative Expenses (“G&A”).  G&A expenses decreased $1.5 million, or 32%, to $3.1 million during the six months ended December 31, 2014 from $4.6 million in the corresponding year-ago period primarily due to $0.8 million of non-recurring year-ago quarter expense primarily related to stock option exercises, lower personnel-related costs as a result of our December 2013 restructuring, partially offset by recent staff additions for accounting and GARP®. In addition, $1.3 million of restructuring expense was recorded in the year-ago period primarily reflecting $0.9 million of termination benefits and $0.4 million non-cash charge for accelerated restricted stock vesting for terminated employees. See Note 7 - Restructuring.

Depletion & Amortization Expense (“DD&A”).  DD&A increased $650,000, or 102%, to $1.3 million for the six months ended December 31, 2014 compared to $0.6 million for the corresponding year-ago period. Amortization of our full cost oil and gas property cost pool increased by $341,000 on 68% higher volumes due to the earning of our reversionary working interest in the Delhi field in November 2014, offset by a lower rate per BOE ($6.32 versus $6.86 per BOE in the year-ago period). Depreciation expense for other property and equipment increased $305,000 principally due to $268,000 additional depreciation recorded to reflect the impairment of GARP® equipment installations on three wells of a third party customer.

Other Economic Factors

Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services.  Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our production costs and capital expenditures.  During fiscal 2014, we saw modest increases in certain oil field services and materials compared to the prior fiscal year.  During fiscal 2015 to date, we have not seen material changes in costs.  Product prices, operating costs and development costs may not always move in tandem.

Known Trends and Uncertainties.  General worldwide economic conditions continue to be uncertain and volatile.  Concerns over uncertain future economic growth are affecting numerous industries, companies, as well as consumers, which impact demand for crude oil and natural gas.  We have recently seen significant declines in crude oil prices and are uncertain if this downward price pressure will continue. If such lower crude oil prices persist, our revenues and cash flow going forward will be adversely impacted.  In addition, the reversion of our working interest in the Delhi Field will increase both our revenues and lease operating expenses. This will reduce the extraordinary net margins that have historically resulted from our mineral and overriding royalty interests at Delhi.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the quarter ending December 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended December 31, 2014, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2014.
Commodity Price Risk

Our most significant market risk is the pricing for crude oil, natural gas and NGLs. All of such prices have declined significantly during the three months ended December 31, 2014. We expect energy prices to remain volatile and unpredictable. If energy prices decline further significantly, revenues and cash flow would significantly decline. In addition, a non-cash write-down of our oil and gas properties could be required under full cost accounting rules if future oil and gas commodity prices sustained a significant decline. Prices also affect the amount of cash flow available for capital expenditures and dividends, and our ability to borrow and raise additional capital, as, if and when needed. Our general philosophy is not to hedge our commodity price risk. If we choose, we could hedge a portion of our projected oil and natural gas production through a variety of financial and physical arrangements intended to support oil and natural gas prices at targeted levels and to manage our exposure to price fluctuations. We presently do not hold or issue derivative instruments for hedging or speculative purposes.

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

As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2014 we have determined there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings that are described in Part I. Item 3. “Legal Proceedings” and Note 15 — Commitments and Contingencies under Part II. Item 8. “Financial Statements” in our 2014 Annual Report. Material developments in the status of those proceedings during the quarter ended December 31, 2014 are described in Part I. Item 1. "Financial Information" under Note 15 — Commitments and Contingencies in this Quarterly Report. We believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on our financial position or on our results of operations.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended June 30, 2014 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2014.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2014, the Company did not sell any equity securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2014, the Company received shares of common stock from employees of the Company to pay their share of payroll taxes arising from vestings of restricted stock and/or exercises of stock options. The acquisition cost per share reflected the weighted-average market price of the Company’s shares of capital stock at the dates of exercise or restricted stock vesting.

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month of October 2014	99 shares of Common Stock	$9.17	Not applicable	Not applicable
Month of November 2014	none		Not applicable	Not applicable
Month of December 2014	297 shares of Common Stock	$7.75	Not applicable	Not applicable

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

Date: February 6, 2015