Form 10-Q
period 2015-09-30
EVOLUTION PETROLEUM CORP
filed 2015-11-06
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 2, 2015, was 32,670,342.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	September 30, 2015	June 30, 2015
Assets
Current assets
Cash and cash equivalents	$16,317,191	$20,118,757
Receivables	2,679,511	3,122,473
Deferred tax asset	—	82,414
Derivative assets, net	961,988	—
Prepaid expenses and other current assets	321,589	369,404
Total current assets	20,280,279	23,693,048
Oil and natural gas property and equipment, net (full-cost method of accounting)	46,605,308	45,186,886
Other property and equipment, net	252,707	276,756
Total property and equipment	46,858,015	45,463,642
Other assets	574,718	726,037
Total assets	$67,713,012	$69,882,727
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,659,490	$8,173,878
Accrued liabilities and other	581,271	855,373
Derivative liabilities, net	—	109,974
Deferred income taxes	244,662	—
State and federal income taxes payable	533,736	190,032
Total current liabilities	4,019,159	9,329,257
Long term liabilities
Deferred income taxes	10,902,907	11,242,551
Asset retirement obligations	727,110	715,767
Deferred rent	—	18,575
Total liabilities	15,649,176	21,306,150
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized:8.5% Series A Cumulative Preferred Stock, 1,000,000 shares designated, 317,319 shares issued and outstanding at September 30, 2015 and June 30, 2015 with a liquidation preference of $7,932,975 ($25.00 per share)	317	317
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 32,670,342 shares and 32,615,646 as of September 30, 2015 and June 30, 2015, respectively	32,670	32,845
Additional paid-in capital	39,040,774	36,847,289
Retained earnings	12,990,075	11,696,126
Total stockholders’ equity	52,063,836	48,576,577
Total liabilities and stockholders’ equity	$67,713,012	$69,882,727

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Revenues
Delhi field	$7,296,386	$3,868,602
Artificial lift technology	83,020	115,856
Other properties	—	20,369
Total revenues	7,379,406	4,004,827
Operating costs
Production costs - Delhi field	2,557,887	—
Production costs - artificial lift technology	59,514	197,360
Production costs - other properties	1,046	88,022
Depreciation, depletion and amortization	1,218,273	369,350
Accretion of discount on asset retirement obligations	11,343	4,636
General and administrative expenses *	1,684,845	1,504,593
Total operating costs	5,532,908	2,163,961
Income from operations	1,846,498	1,840,866
Other
Gain on settled derivative instruments, net	866,427	—
Gain on unsettled derivative instruments, net	1,071,962	—
Delhi field insurance recovery related to pre-reversion event	1,074,957	—
Interest income	5,812	12,763
Interest (expense)	(18,460)	(18,460)
Income before income taxes	4,847,196	1,835,169
Income tax provision	1,754,969	706,159
Net income attributable to the Company	3,092,227	1,129,010
Dividends on preferred stock	168,575	168,575
Net income available to common stockholders	$2,923,652	$960,435
Earnings per common share
Basic	$0.09	$0.03
Diluted	$0.09	$0.03
Weighted average number of common shares
Basic	32,718,244	32,682,401
Diluted	32,774,176	32,826,250

* General and administrative expenses for the three months ended September 30, 2015 and 2014 included non-cash stock-based compensation expense of $218,115 and $243,337, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income attributable to the Company	$3,092,227	$1,129,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,230,432	381,509
Stock-based compensation	218,115	243,337
Accretion of discount on asset retirement obligations	11,343	4,636
Settlements of asset retirement obligations	—	(226,008)
Deferred income taxes	(12,568)	124,603
Deferred rent	—	(4,286)
(Gain) on derivative instruments, net	(1,938,389)	—
Write-off of deferred loan costs	50,414	—
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	809,573	188,024
Receivables other	(51,956)	(22,458)
Prepaid expenses and other current assets	47,815	114,747
Accounts payable and accrued expenses	(1,563,847)	(1,345,875)
Income taxes payable	343,704	44,173
Net cash provided by operating activities	2,236,863	631,412
Cash flows from investing activities
Derivative settlements received	551,772	—
Capital expenditures for oil and natural gas properties	(6,571,757)	(1,136)
Capital expenditures for other property and equipment	—	(156,798)
Other assets	(23,802)	(55,046)
Net cash used in investing activities	(6,043,787)	(212,980)
Cash flows from financing activities
Cash dividends to preferred stockholders	(168,575)	(168,575)
Cash dividends to common stockholders	(1,629,703)	(3,279,341)
Acquisition of treasury stock	(1,175,920)	(55,452)
Tax benefits related to stock-based compensation	2,980,832	537,282
Deferred loan costs	(1,276)	(24,716)
Net cash provided by (used) in financing activities	5,358	(2,990,802)
Net decrease in cash and cash equivalents	(3,801,566)	(2,572,370)
Cash and cash equivalents, beginning of period	20,118,757	23,940,514
Cash and cash equivalents, end of period	$16,317,191	$21,368,144

Supplemental disclosures of cash flow information:	Three Months Ended September 30,
	2015	2014
Louisiana carryback income tax refund and related interest received	$1,556,999	$—
Non-cash transactions:
Change in accounts payable used to acquire property and equipment	(4,072,935)	(31,806)
Deferred loan costs reclassified to oil and gas property cost	108,472	—
Change in accrued purchases of treasury stock	(170,283)	—

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statement of Changes in Stockholders' Equity
For the Three Months Ended September 30, 2015
(Unaudited)

	Preferred		Common Stock
					Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance, June 30, 2015	317,319	$317	32,845,205	$32,845	$36,847,289	$11,696,126	$—	$48,576,577
Acquisition of treasury stock	—	—	(174,863)	—	—	—	(1,005,637)	(1,005,637)
Retirements of treasury stock	—	—	—	(175)	(1,005,462)	—	1,005,637	—
Stock-based compensation	—	—	—	—	218,115	—	—	218,115
Tax benefits related to stock-based compensation	—	—	—	—	2,980,832	—	—	2,980,832
Net income attributable to the Company	—	—	—	—	—	3,092,227	—	3,092,227
Common stock cash dividends	—	—	—	—	—	(1,629,703)	—	(1,629,703)
Preferred stock cash dividends	—	—	—	—	—	(168,575)	—	(168,575)
Balance, September 30, 2015	317,319	$317	32,670,342	$32,670	$39,040,774	$12,990,075	$—	$52,063,836

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

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included.  The interim financial information and notes hereto should be read in conjunction with the Company’s 2015 Annual Report on Form 10-K for the fiscal year ended June 30, 2015, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Note 2 — Recent Accounting Pronouncements
In August 2015, the FASB issued Accounting Standards Update ("ASU") 2015-14, which defers the effective date of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. Issued in May 2014, ASU 2014-09 provided guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, ASU 2014-09 would have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard provided for either the retrospective or cumulative effect transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 will have on its consolidated financial statements, if any.
In August 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-15, which amends presentation and disclosure requirements outlined in ASU 2015-03 (ASC Subtopic 835-30) Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs by clarifying guidance for debt issuance costs related to line of credit arrangements by acknowledging the statement by SEC staff that it would not object to presentation of debt issuance costs related to a line of credit arrangement as an asset, and amortizing them ratably over the term of the line of credit arrangement, regardless of whether there were any borrowings outstanding under the agreement. Issued in April 2015, ASU 2015-03 required debt issuance costs related to a recognized debt liability to be presented on the balance sheet as a direct deduction from the debt liability, similar to the presentation of debt discounts.  Prior to the issuance of ASU 2015-03, debt issuance costs were required to be presented as deferred charge assets, separate from the related debt liability. ASU 2015-03 does not change the recognition and measurement requirements for debt issuance costs. ASU 2015-03 is effective for fiscal years beginning after December 15,

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

2015, and early adoption is permitted. The adoption of this new guidance will not have a material impact on the Company's consolidated financial statements and disclosures.

Note 3 — Receivables

As of September 30, 2015 and June 30, 2015 our receivables consisted of the following:

	September 30, 2015	June 30, 2015
Receivables from oil and gas sales	$2,312,582	$3,122,155
Receivable from settled derivatives	314,655	—
Other	52,274	318
Total receivables	$2,679,511	$3,122,473

Note 4 — Prepaid Expenses and Other Current Assets

As of September 30, 2015 and June 30, 2015 our prepaid expenses and other current assets consisted of the following:

	September 30, 2015	June 30, 2015
Prepaid insurance	$121,228	$178,994
Equipment inventory	88,520	81,538
Retainers and deposits	26,978	26,978
Prepaid federal and state income taxes	22,542	22,542
Prepaid other	62,321	59,352
Prepaid expenses and other current assets	$321,589	$369,404

Note 5 — Property and Equipment

As of September 30, 2015 and June 30, 2015 our oil and natural gas properties and other property and equipment consisted of the following:

	September 30, 2015	June 30, 2015
Oil and natural gas properties
Property costs subject to amortization	$60,325,947	$57,718,653
Less: Accumulated depreciation, depletion, and amortization	(13,720,639)	(12,531,767)
Unproved properties not subject to amortization	—	—
Oil and natural gas properties, net	$46,605,308	$45,186,886
Other property and equipment
Furniture, fixtures and office equipment, at cost	$287,680	$287,680
Artificial lift technology equipment, at cost	319,994	319,994
Less: Accumulated depreciation	(354,967)	(330,918)
Other property and equipment, net	$252,707	$276,756

During the three months ended September 30, 2015, the Company incurred capital expenditures of $2.6 million for the Delhi field.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 6 — Other Assets

As of September 30, 2015 and June 30, 2015 other assets consisted of the following:

	September 30, 2015	June 30, 2015
Trademarks	$44,803	$44,803
Patent costs	562,078	538,276
Less: Accumulated amortization of patent costs	(52,415)	(47,063)
Deferred loan costs	179,468	337,078
Less: Accumulated amortization of deferred loan costs	(159,216)	(147,057)
Other assets, net	$574,718	$726,037
At September 30, 2015, the Company decided to postpone our previous plans to obtain an expanded secured credit facility. As a result of this this decision, the Company charged deferred legal fees of $50,414 to expense and charged $108,472 in costs incurred for title work in the Delhi field to capitalized costs of oil and gas properties. At September 30, 2015, there were $20,257 of unamortized deferred loan costs related to our unsecured credit facility which expires February 29, 2016.

Note 7 — Accrued Liabilities and Other

As of September 30, 2015 and June 30, 2015 our other current liabilities consisted of the following:

	September 30, 2015	June 30, 2015
Accrued incentive and other compensation	$283,696	$578,910
Asset retirement obligations due within one year	57,223	57,223
Accrued royalties, including suspended accounts	49,987	75,164
Accrued franchise taxes	126,886	94,885
Accrued – other	63,479	49,191
Accrued liabilities and other	$581,271	$855,373

Note 8 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the three months ended September 30, 2015, and for the year ended June 30, 2015:

	Three Months Ended September 30, 2015	Year Ended June 30, 2015
Asset retirement obligations — beginning of period	$772,990	$352,215
Liabilities incurred (a)	—	564,019
Liabilities settled	—	(137,604)
Liabilities sold	—	(52,526)
Accretion of discount	11,343	34,866
Revision of previous estimates	—	12,020
Asset retirement obligations — end of period	$784,333	$772,990
Less current portion in accrued liabilities	(57,223)	(57,223)
Long-term portion of asset retirement obligations	727,110	715,767

(a) Liabilities incurred during fiscal 2015 relate to our share of the the estimated abandonment costs of the wells and facilities in the Delhi field subsequent to the reversion of our working interest.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 9 — Stockholders’ Equity

 Common Stock Dividends and Buyback Program

Commencing in December 2013, the Board of Directors initiated a quarterly cash dividend on our common stock at a quarterly rate of $0.10 per share and subsequently adjusted this rate to $0.05 per share during the quarter ended March 31, 2015. During the three months ended September 30, 2015, the Company declared one quarterly dividend on common stock and paid $1,629,703 to its common stockholders.

On May 12, 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company's common stock. Commencing in June 2015, 237,162 shares have been repurchased at an average price of $6.05 per share (totaling $1,434,840) including 173,790 shares purchased during the three months ended September 30, 2015, at an average price of $5.75 (totaling $999,731). Under the program's terms, shares are repurchased only on the open market and in accordance with the requirements of the Securities and Exchange Commission. The timing and amount of repurchases depends upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and the repurchase program may be suspended or discontinued at any time. Such shares are initially recorded as treasury stock, then subsequently canceled.

 Series A Cumulative Perpetual Preferred Stock

At September 30, 2015, there were 317,319 shares of the Company’s 8.5% Series A Cumulative (perpetual) Preferred Stock outstanding.  The Series A Cumulative Preferred Stock cannot be converted into our common stock and there are no sinking fund or redemption rights available to the holders thereof. Optional redemption can only be made by us on or after July 1, 2014 for the stated liquidation value of $25.00 per share plus accrued dividends.  With respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock ranks senior to our common stockholders, but subordinate to any of our existing and future debt.  Dividends on the Series A Cumulative Preferred Stock accrue and accumulate at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly at $0.177083 per share, as, if and when declared by our Board of Directors through its Dividend Committee. We paid dividends of $168,575 and $168,575 to holders of our Series A Preferred Stock during the three months ended September 30, 2015 and 2014, respectively.

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2015, 100% of cash dividends on preferred stock were treated as qualified dividend income. Approximately 86% of cash dividends on common shares were treated as a return of capital to stockholders and the remainder of 14% were treated as qualified dividend income. Based on our current projections for the fiscal year ending June 30, 2016, we expect all preferred and common dividends will be treated as qualified dividend income.

Note 10 — Stock-Based Incentive Plan

Under the terms of the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "Plan"), we have granted option awards to purchase common stock (the "Stock Options"), restricted common stock awards ("Restricted Stock"), contingent restricted common stock awards ("Contingent Restricted Stock") and/or unrestricted fully vested common stock, to employees, directors, and consultants of the Company. The Plan authorizes the issuance of 6,500,000 shares of common stock and 542,529 shares remain available for grant as of September 30, 2015.

Stock Options

No Stock Options have been granted since August 2008 and all compensation costs attributable to Stock Options have been recognized in prior periods.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

The following summary presents information regarding outstanding Stock Options as of September 30, 2015, and the changes during the period:

	Number of Stock Options and Incentive Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)
Stock Options outstanding at July 1, 2015	91,061	$2.50
Exercised	—
Expired	(5,830)	4.02
Stock Options outstanding at September 30, 2015	85,231	2.40	$268,376	1.2
Vested or expected to vest at September 30, 2015	85,231	2.40	$268,376	1.2
Exercisable at September 30, 2015	85,231	$2.40	$268,376	1.2
(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($5.55 as of September 30, 2015) and the Stock Option exercise price of in-the-money Stock Options.

Restricted Stock and Contingent Restricted Stock

Prior to August 28, 2014 all Restricted Stock grants contained a four-year vesting period based solely on service. Restricted Stock which vests based solely on service is valued at the fair market value on the date of grant and amortized over the service period.

In August 2015, the Company awarded grants of both Restricted Stock and Contingent Restricted Stock as part of its long-term incentive plan. Such grants, which expire after four years if unvested, contain service-based, performance-based and market-based vesting provisions. The common shares underlying the Restricted Stock grants were issued on the date of grant, whereas the Contingent Restricted Stock will be issued only upon the attainment of specified performance-based or market-based vesting provisions.

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee of the Company upon vesting. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the remainder of the four- year term. As of September 30, 2015, the Company does not consider the vesting of these performance-based grants to be probable and no compensation expense has been recognized.

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

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Unvested Restricted Stock awards at September 30, 2015 consisted of the following:

Award Type	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	119,747	9.53
Performance-based awards	76,642	10.05
Market-based awards	35,914	7.59
Unvested at September 30, 2015	232,303	$9.40
The following table sets forth the Restricted Stock transactions for the three months ended September 30, 2015:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2015 (1)	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2015	262,227	$9.37
Vested	(29,924)	9.08
Unvested at September 30, 2015	232,303	$9.40	$1,094,721	2.2
(1) Excludes $770,252 of potential future compensation expense for performance-based awards for which vesting is not considered probable at this time for accounting purposes.
Unvested Contingent Restricted Stock awards at September 30, 2015 consisted of the following:

Award Type	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Performance-based awards granted	38,325	$10.05
Market-based awards granted	17,961	4.26
Unvested at September 30, 2015	56,286	$8.20
There were no changes in unvested Contingent Restricted Stock for the three months ended September 30, 2015:

	Number of Restricted Stock Units	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2015 (1)	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2015	56,286	$8.20
Unvested at September 30, 2015	56,286	$8.20	$51,158	2.2
(1) Excludes $385,166 of potential future compensation expense for performance-based awards for which vesting is not considered probable at this time for accounting purposes.
Stock-based compensation expense related to Restricted Stock and contingent Restricted Stock grants for the three months ended September 30, 2015 and 2014 was $221,947 and $243,337, respectively. For the three months ended September 30, 2015, this expense includes $3,832 for cash dividends paid on unvested performance-based awards for which vesting is not considered probable for accounting purposes and are not currently being amortized to expense.
Note 11 — Derivatives
In early June 2015, the Company began using derivative instruments to reduce its exposure to oil price volatility for a substantial portion of its near-term forecasted production to achieve a more predictable level of cash flows to support the Company’s capital expenditure program and to provide better financial visibility for the payment of dividends on common stock. The costless collars the Company uses to manage risk are designed to establish floor and ceiling prices on anticipated future oil production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

revenues from favorable price movements. The Company does not enter into derivative instruments for speculative or trading purposes.
The Company accounts for derivatives under the provisions of ASC 815 Derivatives and Hedging under which the Company records the fair value of the instruments on the balance sheet at each reporting date with changes in fair value recognized in income.  Given cost and complexity considerations, the Company did not elect to use cash flow hedge accounting provided under ASC 815.  Under cash flow hedge accounting, the effective portion of the change in fair value of the derivative instruments would be deferred in other comprehensive income and not recognized in earnings until the underlying hedged item impacts earnings.
These derivative instruments can result in both fair value asset and liability positions held with that counterparty, which positions are all offset to a single fair value asset or liability at the end of each reporting period. The Company nets its fair value amounts of derivative instruments executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The fair value of derivative instruments where the Company is in a net asset position with its counterparty as of September 30, 2015 totaled $961,988. Refer to Note 12—Fair Value Measurement for derivative asset and derivative liability balances before offsetting.
The Company monitors the credit rating of its counterparties and believes it does not have significant credit risk. Accordingly, we do not currently require our counterparties to post collateral to support the net asset positions of our derivative instruments. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties to its derivative instruments.
For the three months ended September 30, 2015, the Company recorded in the consolidated statement of operations a gain on derivative instruments of $1,938,389 consisting of a gain of $866,427 on settled derivatives and a net gain of $1,071,962 on unsettled derivatives.
The following sets forth a summary of the Company’s crude oil derivative positions at average NYMEX WTI prices as of September 30, 2015.

Period	Type of Contract	Volumes (in Bbls./day)	Weighted Average Floor Price per Bbl.	Weighted Average Ceiling Price per Bbl.	Weighted Average Collar Spread per Bbl.
Months of October 2015 through December 2015	Costless Collar	1,100	$55.00	$64.05	$9.05
Subsequent to September 30, 2015, the Company realized a gain of $297,011 on derivative contracts expiring in October 2015 and has entered into the following open derivative contracts to manage price risk on a portion of its oil production whereby the Company receives the fixed NYMEX WTI price for its oil production.

Period	Type of Contract	Volumes (in Bbls./day)	Weighted Average Floor Price per Bbl.
Months of January 2016 through March 2016	Fixed Price Swap	1,100	$51.45

Note 12 — Fair Value Measurement

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
Fair Value of Derivative Instruments. The following table summarize the location and amounts of the Company’s assets and liabilities measured at fair value on a recurring basis as presented in the consolidated balance sheets as of September 30, 2015. All items included in the tables below are Level 2 inputs within the fair value hierarchy:

	September 30, 2015
Asset (Liability)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheets
Current derivative assets	$968,673	$(6,685)	$961,988
Current derivative liabilities	(6,685)	6,685	—
Total	$961,988	$—	$961,988
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

Note 13 — Income Taxes

We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the three months ended September 30, 2015.  We believe we have appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending June 30, 2012 through June 30, 2014 for federal tax purposes and for the years ended June 30, 2011 through June 30, 2014 for state tax purposes.

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

In late September 2015, we received a $1.5 million refund payment of cash taxes paid to the State of Louisiana over a three-year period ended June 30, 2014. We also received $57,467 from the State of Louisiana for interest on the refund and recorded it as a reduction of current income tax expense. This carryback of tax losses resulted from the exercise of stock options and incentive warrants in fiscal 2014 and, accordingly, we recognized this benefit as an increase in additional paid-in capital for financial reporting purposes. This carryback utilized approximately $19.1 million of an estimated $24.2 million net loss for state tax purposes.

We recognized income tax expense of $1,754,969 and $706,159 for the three months ended September 30, 2015 and 2014, respectively, with corresponding effective rates of 36.2% and 38.5%.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 14 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended September 30,
	2015	2014
Numerator
Net income available to common shareholders	$2,923,652	$960,435
Denominator
Weighted average number of common shares — Basic	32,718,244	32,682,401
Effect of dilutive securities:
Contingent restricted stock grants	6,788	1,552
Stock options	49,144	142,297
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	32,774,176	32,826,250

Net income per common share — Basic	$0.09	$0.03
Net income per common share — Diluted	$0.09	$0.03

Outstanding potentially dilutive securities as of September 30, 2015 were as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	At September 30, 2015
Contingent Restricted Stock grants	$—	17,961
Stock Options	2.40	85,231
	$1.98	103,192

Outstanding potentially dilutive securities as of September 30, 2014 were as follows:

Outstanding Potential Dilutive Securities	Weighted Average Exercise Price	At September 30, 2014
Contingent Restricted Stock grants	$—	17,961
Stock Options	2.08	178,061
	$1.89	196,022

Note 15 — Unsecured Revolving Credit Agreement

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

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

At the Company's option, borrowings under the facility bear interest at a rate of either (i) an Adjusted LIBOR rate (LIBOR rate divided by the remainder of 1 less the Lender’s Regulation D reserve requirement), or (ii) an adjusted Base Rate equal to the greater of the Lender’s prime rate or the sum of 0.50% plus the Federal Funds Rate. A maximum of three LIBOR based loans can be outstanding at any time.  Allowed loan interest periods are one, two, three and six months.  LIBOR interest is payable at the end of the interest period except for six-month loans for which accrued interest is payable at three months and at end of term.  Base Rate interest is payable monthly.  Letters of credit bear fees of 3.5% per annum rate applied to the principal amount and are due when transacted.  The maximum term of letters of credit is one year.

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

As of September 30, 2015 and 2014, the Company had no borrowings and no outstanding letters of credit issued under the facility, resulting in an available borrowing base capacity of $5,000,000, and we are in compliance with all the covenants of the Credit Agreement. During early 2014 the Lender waived the provisions of the Credit Agreement pertaining to the past payments of cash dividends on our common stock, and the Credit Agreement was amended to permit the payment of cash dividends on common stock in the future if no borrowings are outstanding at the time of such payment.

In connection with this agreement the Company incurred $179,468 of debt issuance costs, which have been capitalized in Other Assets and are being amortized on a straight-line basis over the term of the agreement. The unamortized balance in debt issuance costs related to the Credit Agreement was $20,257 as of September 30, 2015. The Company is in discussions with the Lender to extend the maturity or renew the current unsecured Credit Agreement.  The Company has decided to postpone its previous plans to obtain an expanded secured credit facility. As a result of this decision, during the quarter ended September 30, 2015, the Company charged deferred legal fees of $50,414 to expense and charged $108,472 in costs incurred for title work in the Delhi field to capitalized costs of oil and gas properties.

Note 16 — Commitments and Contingencies

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

The Company and its wholly-owned subsidiary NGS Sub Corp. are defendants in a lawsuit brought by John C. McCarthy et al in the fifth District Court of Richland Parish, Louisiana in July 2011. The plaintiffs alleged, among other claims, that we fraudulently and wrongfully purchased plaintiffs’ income royalty rights in the Delhi Field Unit in the Holt-Bryant Reservoir in May 2006. The plaintiffs are seeking cancellation of the transaction and monetary damages. On March 29, 2012, the Fifth District Court dismissed the case against the Company and NGS Sub Corp. The Court found that plaintiffs had “no cause of action” under Louisiana law, assuming that the Plaintiffs’ claims were valid on their face. Plaintiffs filed an appeal and the Louisiana Second Circuit Court of Appeal affirmed the dismissal, but allowed the plaintiffs to amend their petition to state a different possible cause of action. The plaintiffs amended their claim and re-filed with the district court. We subsequently filed a second motion pleading “no cause of action,” with which the district court again agreed and dismissed the plaintiffs’ case on

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

September 23, 2013. Plaintiffs again filed an appeal in November 2013. In October 2014, the appellate court reversed the district court. We subsequently filed for a rehearing which was denied. We filed an Application for Writ of Review in the Louisiana Supreme Court in which we asked the Supreme Court of Louisiana to reverse the appellate court and reinstate the district court judgment dismissing plaintiffs’ case. On September 1, 2015, oral arguments were heard. On October 14, 2015, the Supreme Court of Louisiana reversed the appellate court's decision and reinstated the district court's ruling granting the defendants' exception of no cause of action and dismissing the case with prejudice.

On December 13, 2013, we and our wholly-owned subsidiaries, Tertiaire Resources Company and NGS Sub. Corp., filed a lawsuit in the 133rd Judicial District Court of Harris County, Texas, against Denbury Onshore, LLC (“Denbury”) alleging breaches of certain 2006 agreements between the parties regarding the Delhi field in Richland Parish, Louisiana. The specific allegations include improperly charging the payout account for capital expenditures and costs of capital, failure to adhere to preferential rights to participate in acquisitions within the defined area of mutual interest, breach of the promises to assume environmental liabilities and fully indemnify us from such costs, and other breaches. We also alleged that Denbury’s gross negligence caused certain environmental damage to the unit.  Specifically, we allege that Denbury failed to properly conduct CO2 injection activities. We are seeking declaration of the validity of the 2006 agreements and recovery of damages and attorneys’ fees. Denbury subsequently filed counterclaims, including the assertion that we owe Denbury additional revenue interests pursuant to the 2006 agreements and that our transfers of the reversionary interests from our wholly owned subsidiary to our parent corporation and subsequently to another wholly-owned subsidiary were not timely noticed to Denbury. The Company disagrees with, and is vigorously defending against, Denbury's counterclaims. In March 2015, we amended and expanded our claims in this matter. This matter is set for trial in April 2016.

On December 3, 2013, our wholly owned subsidiary, NGS Sub Corp., was served with a lawsuit filed in the 8th Judicial District Court of Winn Parish, Louisiana by Cecil M. Brooks and Brandon Hawkins, residents of Louisiana, alleging that in 2006 a former subsidiary of NGS Sub Corp. improperly disposed of water from an off-lease well into a well located on the plaintiffs’ lands in Winn Parish. The plaintiffs requested monetary damages and other relief. NGS Sub Corp. divested its ownership of the property in question along with its ownership of the subsidiary in 2008 to a third party. The district court granted our exception of no right of action and dismissed certain claims against NGS Sub Corp. The plaintiffs subsequently filed an amended petition naming NGS Sub Corp. and the Company as defendants. NGS Sub Corp. and the Company have denied the plaintiffs’ claims and have filed a Motion for Summary Judgment that argues plaintiffs’ claims against NGS Sub Corp. and the Company should be dismissed with prejudice. We will continue to vigorously defend all claims by plaintiffs and consider the likelihood of a material loss to the Company in this matter to be remote.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on July 31, 2016. Future minimum lease commitments as of September 30, 2015 under this operating lease are as follows:

Twelve months ended September 30,
2016	$132,509

Rent expense for the three months ended September 30, 2015 and 2014 was $45,043 and $44,473, respectively.

Employment Contracts.  We have entered into employment agreements with two of the Company's senior executives. The employment contracts provide for severance payments in the event of termination by the Company for any reason other than cause or permanent disability, or in the event of a constructive termination, as defined. The agreements provide for the payment of base pay and certain medical and disability benefits for periods ranging from six months to one year after termination.  The total contingent obligation under the employment contracts as of September 30, 2015 is approximately $462,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the year ended June 30, 2015 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K.  Any terms used but not defined herein have the same meaning given to them in the Form 10-K.

This Form 10-Q and the information referenced herein contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described in our 2015 Annual Report on Form 10-K for the year ended June 30, 2015 as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

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

Our strategy is to grow the value of our Delhi asset to maximize the value realized by our stockholders while also commercializing our patented GARP® artificial lift technology for recovering oil and gas reserves in mature fields.

We are currently funding our fiscal 2016 capital program from working capital and net cash flows from our properties.

Highlights for our First Quarter of Fiscal 2016 and Project Update

"Q1-16" & "current quarter" refer to the three months ended September 30, 2015, the Company's 1st quarter of fiscal 2016.

"Q4-15" & "prior quarter" refer to the three months ended June 30, 2015, the Company's 4th quarter of fiscal 2015.

"Q1-15" & "year-ago quarter" refer to the three months ended September 30, 2014, the Company's 1st quarter of fiscal 2015.

Highlights

•
For Q1-16, the Company earned $2.9 million of net income, or $0.09 per diluted common share, more than triple the year-ago quarter and a 70% increase from the prior quarter. Approximately $1.9 million of gains on derivative instruments and a $1.1 million insurance recovery were the primary drivers for higher net income compared to the year-ago quarter. The increase from prior quarter is similarly impacted, offset by lower revenues due to lower oil prices.

•
Current quarter revenues were $7.4 million, an 84% increase from the year-ago quarter and an 19% decrease from the prior quarter. The increase from the year-ago quarter was due to net revenues associated with the reversion of our working interest ownership in the Delhi field effective November 1, 2014, and 12% higher gross field production, offset by significantly lower realized oil prices. The decrease from prior quarter is due primarily to lower realized oil prices offset by a 2% increase in Delhi production.

•
Delhi average realized crude oil prices received in Q1-16 decreased 53% to approximately $47 per barrel from approximately $99 per barrel in the year-ago quarter, and decreased 21% from approximately $59 per barrel in the prior quarter. Delhi oil pricing is based on Louisiana Light Sweet index, which continues to be generally valued at a premium compared to West Texas Intermediate, although that premium has declined with the overall drop in oil prices.

•	Delhi field operating costs fell 10% to approximately $16 per BOE, primarily impacted by lower CO2 costs.

•
Derivative gains for the quarter were $1.9 million, of which $866 thousand were settled gains and $1.1 million represents unsettled gains at quarter end. The costless collars entered into have an average floor price of $55.00 per barrel for approximately 67% of our estimated production through December 31, 2015.

•
We recorded our proportionate share of insurance proceeds from the operator of the Delhi field, resulting in other income of approximately $1.1 million. This credit is related to the June 2013 fluid release event.

•
We received a refund of $1.5 million for taxes previously paid to the State of Louisiana which were utilized with a carryback of deductions from the exercise of incentive stock options and warrants by officers and directors of the Company in late 2013.

•
We distributed $1.8 million of cash dividends to our common and preferred stockholders during the current quarter and returned $1.0 million of cash to shareholders for 173,790 shares repurchased under our common stock buyback program. Despite these distributions, our net working capital position increased by $1.9 million from $14.4 million to $16.3 million at September 30, 2015.

•
Subsequent to quarter end, we entered into fixed-price swap agreements covering 1,100 barrels of oil per day (approximately two-thirds of our estimated production) for the three month period ending March 31, 2016. These derivatives allows us to receive the WTI equivalent of $51.45 per barrel for approximately two-thirds of our anticipated oil production.

•	The Louisiana Supreme Court overturned the Appellate Court's ruling and upheld the District Court's decision in the John C. McCarthy et al lawsuit and dismissed the case with prejudice.
Full Cost Pool Ceiling Test and Proved Undeveloped Reserves
 Sustained lower commodity prices are impacting our full cost ceiling test calculation for the current quarter and will impact tests over the remainder of fiscal 2016. For the current quarter our capitalized costs are well below the full cost ceiling and we expect that projected capitalized costs will also be under ceilings for the remaining quarters of fiscal 2016. Under the full cost method capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from estimated proved oil and gas reserves, including the effects of cash flow hedges in place, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (i.e. the “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to ceiling test write-down of oil and gas properties in the quarter in which the excess occurs. The ceiling test calculation dictates that each quarter we use the unweighted arithmetic average price of crude oil, natural gas liquids and natural gas as of the first day of each month for the 12-month period ending at the balance sheet date. If commodity prices remain at the current quarter’s decreased levels, the average prices used in the ceiling test calculations will also decline.
The estimated capital expenditures for our proved undeveloped reserves in the Delhi field are $9.34 per BOE. The timing of plans for continued development of the eastern part of the Delhi field will be affected by the operator’s plans for capital allocation within their portfolio. We continue to believe that these projects are economically viable and will be executed within the next five years. We believe the economics of these projects will remain viable in the event that current depressed oil prices continue, given the field's low production costs and development costs per BOE.

Projects
Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.4 of our Form 10-K for the year ended June 30, 2015.
Delhi Field - Enhanced Oil Recovery Project

Gross production at Delhi in the first quarter of fiscal 2016 averaged 6,423 BOPD, a increase of 12% from the year-ago quarter, and a 2% increase from the prior quarter. Net production averaged 1,698 BOPD, a 300% increase from the year-ago quarter, primarily due to the reversion of our working interest, and a slight increase from prior quarter.

In the quarter ending September 30, 2015, our net share of the joint interest billed lease operating expenses was approximately $2.6 million, of which $1.4 million is related to CO2 purchases and transportation expenses. Under our contract with the operator, purchased CO2 is priced at 1% of the oil price in the field per thousand cubic feet (“Mcf”) plus transportation costs of $0.20 per Mcf. Total average CO2 costs per month are down 22% from the prior quarter as result of both lower oil prices and lower purchased CO2 volumes in the quarter. Declining 7%, purchased CO2 gross volumes in the current quarter averaged 89,705 Mcf per day compared to 96,379 Mcf per day in the prior quarter. Despite lower purchased CO2 volumes, the overall oil production has been flat or slightly increasing over the past few quarters. On a total BOE basis, average CO2 costs were down 24% from $11.68 per BOE in the prior quarter to $8.89 per BOE, primarily due to 6% lower CO2 volumes purchased and lower realized oil prices in the current quarter. Our purchased CO2 costs are directly correlated with realized oil prices. In other areas of lease operating expenses, the operator has reported lower workover costs, lower power costs, rates and usage, and lower third-party contractor and vendor expenses over the past two quarters, which have improved operating margins and partially mitigates lower revenues due to extended low oil prices.

The plans and purchases for construction of the NGL plant are continuing and we continue to anticipate startup in the summer of calendar 2016. The plant has a total estimated cost of $24.6 million net to the Company, of which approximately $6.6 million had been incurred as of September 30, 2015. The June 30, 2015 reserves report includes projected peak proved production volumes of approximately 1,850 barrels of liquids per day from the NGL plant over the next five years, and peak probable volumes of 1,140 barrels of liquids per day later next decade. As previously discussed, the methane produced from the plant will be used to generate electricity and other power requirements for the field, which will substantially reduce operating costs. The NGL plant is also expected to increase the efficiency of the CO2 flood, and the reserves report reflects incremental gross crude oil production volumes of about 500 BOPD once the plant is operational.

We have received a $1.1 million credit (net to us) on our joint interest billing, representing our proportionate share of an insurance reimbursement payment resulting from the June 2013 fluid release event in Delhi field. The operator has stated their belief that their insurance policies entitled them reimbursement of between approximately one-third and two-thirds of the total remediation costs. To date, we believe that they have recovered less than one quarter of the total remediation costs. They have filed suit to pursue further insurance reimbursements, the outcome of which cannot be predicted.

GARP® - Artificial Lift Technology

During the current quarter, we completed a GARP® installation in the Eagle Ford play for new third-party customer. Subsequent to the end of the quarter, we completed an installation for another new customer in the Barnett Shale.
Initial results from both installations looks promising. An earlier installation for a customer in the Permian Basin was recently removed from the well due to unrelated production difficulties. Despite the challenging market environment and overall industry conditions, we are diligently working to advance the adoption of the technology and are pleased to have completed these new installations for large operators in new basins. We are also reviewing the best options for accelerating commercial development.

Liquidity and Capital Resources

We had $16.3 million and $20.1 million in cash and cash equivalents at September 30, 2015 and June 30, 2015, respectively. In addition, we have $5.0 million of availability under our unsecured revolving credit facility at period end.

During the three months ended September 30, 2015, we funded our operations with cash generated from operations and cash on hand. At September 30, 2015, our working capital was $16.3 million, compared to working capital of $14.4 million at June 30, 2015.  The $1.9 million working capital increase is primarily due to $5.5 million of lower accounts payable reflecting the operator's lower capital expenditure billings and the insurance recovery, partially offset by $3.8 million of lower cash.

Cash Flows from Operating Activities

For the three months ended September 30, 2015, cash flows provided by operating activities were $2.2 million, which included $0.4 million used by other working capital items.  Of the $2.7 million provided before other working capital changes, approximately $3.1 million was due to net income that was partly offset by $0.4 million of non-cash items.

For the three months ended September 30, 2014, cash flows provided by operating activities were $0.6 million, which is net of $1.0 million used by other working capital items. Of the $1.6 million provided before working capital changes, $1.1 million was due to net income, and $0.5 million was attributable to non-cash items.

Cash Flows from Investing Activities

Investing activities for the three months ended September 30, 2015 used $6.0 million of cash, consisting primarily of capital expenditures of approximately $6.6 million for Delhi field slightly offset by $0.6 million of derivative settlements received.

Investing activities for the three months ended September 30, 2014 used $0.2 million of cash, consisting primarily of artificial lift technology capital equipment and GARP® patent costs.

Cash Flows from Financing Activities

For the three months ended September 30, 2015, financing activities were cash neutral as $1.8 million of common and preferred shares' cash dividend payments and $1.2 million of treasury acquisitions, primarily attributable to the Company's share buyback program, were offset by $3.0 million of cash provided by tax benefits related to stock-based compensation. These tax benefits include the $1.5 million impact of the cash refund received from the State of Louisiana for previously filed carryback returns.

In the three months ended September 30, 2014, we used $3.0 million in cash for financing activities principally consisting of cash outflows of $3.3 million for common stock dividend payments and $0.2 million for preferred dividend payments, offset partially by $0.5 million of cash provided by tax benefits related to stock-based compensation.

Capital Budget
Delhi Field
 With the operator's determination that reversion of our 23.9% working interest and 19.0% net revenue interest in Delhi occurred effective November 1, 2014, we began funding our share of capital expenditures in the field as of that date. From reversion through June 30, 2015, our net share of capital expenditures was approximately $10.4 million, including $5.0 million for the gas processing plant. During the three months ended September 30, 2015, we incurred $2.6 million of capital expenditures, which includes $1.6 million for the gas processing plant, $0.4 million for enhancing well bore integrity, $0.6 million for road reconstruction and general maintenance capital within the Unit.

Projected capital expenditures in the current fiscal year are currently expected to total approximately $19.6 million net to our working interest for the balance of the costs of the NGL recovery plant, of which approximately $18.0 million remains to be expended as of September 30, 2015. In addition, there will likely be other spending on unbudgeted capital projects during the fiscal year, which we do not expect to have a material effect on our financial position.

GARP® - Artificial Lift Technology
Based on our current marketing and business plans, we expect that our capital requirements for artificial lift technology operations will be relatively minor over the next fiscal year.
Liquidity Outlook
Our liquidity is highly dependent on the realized prices we receive for the oil, natural gas and natural gas liquids we produce. Commodity prices are market driven and historically volatile, and they are likely to continue to be volatile. In June 2015, the Company began using derivative instruments to reduce its exposure to oil price volatility for approximately two-thirds of its forecasted production from July 1, 2015 to December 31, 2015 to achieve a more predictable level of cash flows to support the Company’s capital expenditure program. Costless collars used by the Company to manage risk are designed to establish floor and ceiling prices on anticipated future oil production. Subsequent to September 30, 2015, to reduce exposure to oil price volatility for approximately two-thirds of forecasted production from January 1, 2016 to March 31, 2016, we acquired a series of swaps, which provide equivalent floor and ceiling prices. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. Our future revenues, cash flow, profitability, access to capital and future rate of growth are significantly impacted by the prices we receive for our production. Liquidity could also be affected by any litigation outcome, positive or negative.
Funding for our anticipated capital expenditures over the next two fiscal years is expected to be met from cash flows from operations and current working capital. Our preference is to remain debt free under our current operating plans, but we have access to a $5.0 million unsecured revolving line of credit. This facility is intended primarily to provide a standby source of liquidity to meet future capital expenditures at Delhi or other future capital needs. As this facility expires February 29, 2016, we are currently seeking to renew the unsecured revolving line of credit or a similar source of bank financing.
The Board of Directors and management instituted a cash dividend on our common stock in December 2013 at an initial quarterly rate of $0.10 per common share. However, as a result of the decline in oil prices which began in the fall of 2014, combined with the anticipated $24.6 million cost of building and installing the Delhi NGL gas plant during calendar years 2015 and 2016, the Dividend Committee and the Board of Directors believed it was prudent to adjust the quarterly dividend rate from $0.10 per share to $0.05 per share, effective with the quarter ending March 31, 2015. The reduction in the dividend rate allows the Company to conserve cash for additional financial flexibility while continuing to reward shareholders with a yield. In addition, in May 2015, we established a stock repurchase plan to allow us acquire up to $5.0 million of our common stock over time. The actual timing and amount of repurchases will depend upon several factors, including financial resources and market conditions. There is no fixed termination date for the repurchase program, and the repurchase program may be suspended or discontinued at any time. Payment of free cash flow in excess of our operating and capital requirements through cash dividends and repurchases of our common stock remains a priority of our financial strategy, and it is our long term goal to increase our dividends over time as appropriate.

Results of Operations
Three Months Ended September 30, 2015 and 2014
The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended September 30,
	2015	2014	Variance	Variance %
Delhi field:
Crude oil revenues	$7,296,386	$3,868,602	$3,427,784	88.6%
Crude oil volumes (Bbl)	156,236	39,094	117,142	299.6%
Average price per Bbl	$46.70	$98.96	$(52.26)	(52.8)%

Delhi field production costs	$2,557,887	$—	$2,557,887	—%
Delhi field production costs per BOE	$16.37	$—	$16.37	—%

Artificial lift technology:
Crude oil revenues	$29,427	$74,980	$(45,553)	(60.8)%
NGL revenues	1,050	22,227	(21,177)	(95.3)%
Natural gas revenues	704	15,552	(14,848)	(95.5)%
Service revenues	51,839	3,097	48,742	1,573.8%
Total revenues	$83,020	$115,856	$(32,836)	(28.3)%

Crude oil volumes (Bbl)	680	772	(92)	(11.9)%
NGL volumes (Bbl)	82	744	(662)	(89.0)%
Natural gas volumes (Mcf)	307	4,439	(4,132)	(93.1)%
Equivalent volumes (BOE)	813	2,256	(1,443)	(64.0)%

Crude oil price per Bbl	$43.28	$97.12	$(53.84)	(55.4)%
NGL price per Bbl	12.80	29.88	(17.08)	(57.2)%
Natural gas price per Mcf	$2.29	3.50	(1.21)	(34.6)%
Equivalent price per BOE	$38.35	$49.98	$(11.63)	(23.3)%

Artificial lift production costs (a)	$59,514	$197,360	$(137,846)	(69.8)%
Artificial lift production costs per BOE	$73.20	$87.48	$(14.28)	(16.3)%

Other properties:
Revenues	$—	$20,369	$(20,369)	(100.0)%
Equivalent volumes (BOE)	—	285	(285)	(100.0)%
Equivalent price per BOE	$—	$71.47	$(71.47)	(100.0)%

Production costs	$1,046	$88,022	$(86,976)	(98.8)%
Production costs per BOE	$—	$308.85	$(308.85)	(100.0)%

Combined:
Oil and gas DD&A (b)	$1,188,872	$260,160	$928,712	357.0%
Oil and gas DD&A per BOE	$7.57	$6.25	$1.32	21.1%

(a) Includes workover costs of approximately $9,901 and $149,000, for the three months ended September 30, 2015 and 2014, respectively.
(b) Excludes depreciation of artificial lift technology equipment, office equipment, furniture and fixtures, and other assets of $29,401 and $109,190, for the three months ended September 30, 2015 and 2014, respectively.

Net Income Available to Common Stockholders.  For the three months ended September 30, 2015, we generated net income to common shareholders of $2.9 million, or $0.09 per diluted share, on total revenues of $7.4 million. This compares to a net income of $1.0 million, or $0.03 per diluted share, on total revenues of $4.0 million for the year-ago quarter.  The $2.0 million earnings increase is primarily due to a $3.4 million increase in revenue, a $2.0 million gain on derivatives and an $1.1 million insurance recovery, partially offset by $2.3 million of higher production costs, increased DD&A of $0.8 million and higher income taxes of $1.1 million. The components of net income are explained in greater detail below.
Delhi Field. Revenues increased 89% to $7.3 million as a result of a 300% increase in production volumes from the year-ago quarter, primarily due to our November 1, 2014 reversionary working interest, partially offset by a 53% decline in realized crude oil prices from $98.96 per barrel to $46.70 per barrel. Gross production of 6,423 BOPD was 12% higher than compared to the year-ago quarter principally due to a replacement of one producing well. Production costs for the current quarter were $2.6 million, of which $1.4 million was for CO2 purchases and transportation expenses, compared to no production costs in the year-ago quarter as those revenues were derived solely from our mineral and overriding royalty interests, which bore no operating expenses. Under our contract with the operator, purchased CO2 is priced at 1% of the oil price in the field per Mcf plus $0.20 per Mcf transportation costs. For the current quarter total production costs were $22.74 per working interest BOE, which includes $12.35 per BOE for CO2 purchase costs.
Artificial Lift Technology. Revenues decreased 28% from $116,000 in the year-ago quarter to $83,000 in the current quarter due to an $82,000 decrease in revenue from the Company-operated GARP® wells partly offset by $49,000 of higher service revenues. The decrease in our Company-owned GARP® wells was due to lower production at the Philip DL #1, which was shut-in in the prior quarter, and the Selected Lands #2, together with a 23% decrease in the realized price per BOE from $49.98 to $38.35 BOE. In the current quarter, we recorded $51,839 of service fee revenue for a GARP® installation at a third-party customer's Permian Basin well. Other installations at third party wells have not contributed meaningful net profits to the Company in the current quarter due to low commodity prices, poor netback contracts for gas processing and higher workover costs. Artificial lift production costs were $60,000 for the current quarter, a 70% decrease from $197,000 for the year-ago quarter, which included $149,000 for workovers on the Philip DL #1 and Selected Lands #2.
Other Properties. We have divested all of our non-core oil and gas properties, therefore, there are no revenues to report in the current quarter. The prior year-ago quarter had slight revenue of $20,369 reflecting our Mississippi Lime property interest which was sold in the second quarter of fiscal 2015. The production costs from the year-ago quarter were high as a result of high water production in our Mississippi Lime property interest.
General and Administrative Expenses (“G&A”).  G&A expenses increased $0.2 million, or 12%, to $1.7 million for the three months ended September 30, 2015 from the year-ago quarter, principally due to a higher legal expense impacted by increased litigation costs and the write-off of deferred loan costs of $50,414. Total litigation costs for the quarter were approximately $306,000.
Other Income and Expenses. The Company realized gains of $0.9 million from derivatives that settled during the quarter and $1.0 million for unsettled derivatives quarter-end positions. In addition, from our Delhi field working interest, we received an $1.1 million insurance recovery related to the pre-reversion June 2013 environmental event.
Depletion & Amortization Expense (“DD&A”).  DD&A increased $0.8 million, or 230%, to $1.2 million for the current quarter compared to $0.4 million for the year-ago quarter. Virtually all of this increase is due to full cost pool amortization which increased 357% to $1.2 million. This increase is due to volumes increasing 277% to 157,049 BOE and a 21% increase in the amortization rate from $6.25 in the year-ago quarter to $7.57 per BOE. Compared to the year-ago quarter, in addition to the loss of reserves attributable to the Philip DL #1, reserves were lower as natural gas proved reserves to be recovered from the recycle stream by the planned Delhi gas plant are now expected to be used to generate power for the Delhi field and not sold to third party customers. The offset to the lower reserves is a lower projected lease operating expense at Delhi. In addition, our future capital expenditures related to the NGL plant under construction are higher, offset by a lower operating expense of the plant, due to the working interest owners bearing all of the plant cost instead of the NGL plant contract operator bearing approximately 30% of the plant capital expenditures.
Other Economic Factors
Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services.  Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our production costs and capital expenditures.  During fiscal 2014, we saw modest increases in certain oil field services and materials compared to the prior fiscal year.  During fiscal 2015 to date, we have not seen material changes in operating costs in wells that we operate, but operating costs in our third party operated Delhi field have declined, and we believe such declines are attributable to improved operating efficiencies and generally lower third-party contractor and vendor expenses.  Product prices, operating costs and development costs may not always move in tandem.
Known Trends and Uncertainties.  General worldwide economic conditions, as well as economic conditions for the oil and gas industry specifically, continue to be uncertain and volatile. Concerns over uncertain future economic growth are affecting numerous industries, companies, as well as consumers, which impact demand for crude oil and natural gas. If demand continues to decrease with a great oversupply in the future, it may continue to put downward pressure on crude oil and natural gas prices, thereby lowering our revenues and working capital going forward. In addition, our lease operating expenses and their percentage of our revenues are likely to increase due to the reversion of our back-in interest at Delhi or other additions to our working interest production that could dilute the extraordinary margins we have enjoyed from our mineral and overriding royalty interests at Delhi.
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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the quarter ending September 30, 2015.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Information about market risks for the three months ended September 30, 2015, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2015.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2015 we have determined there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in certain legal proceedings that are described in Part I. Item 3. “Legal Proceedings” and Note 17 — Commitments and Contingencies under Part II. Item 8. “Financial Statements” in our 2015 Annual Report. Material developments in the status of those proceedings during the quarter ended September 30, 2015 are described in Part I. Item 1. "Financial Information" under Note 16 — Commitments and Contingencies in this Quarterly Report and incorporated herein by reference. We believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on our financial position or on our results of operations.

ITEM 1A. RISK FACTORS

Our Annual Report on Form 10-K for the year ended June 30, 2015 includes a detailed discussion of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended September 30, 2015, the Company did not sell any equity securities that were not registered under the Securities Act.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2015, the Company received shares of common stock from employees of the Company to pay their share of payroll taxes arising from vestings of restricted stock and/or exercises of stock options. The acquisition cost per share reflected the weighted-average market price of the Company’s shares of capital stock at the dates of exercise or restricted stock vesting. In addition, during the quarter ended September 30, 2015, the Company repurchased shares of common stock in the open market under the previously announced share repurchase program. The table below summarizes information about the Company's purchases of its common stock during the quarter ended September 30, 2015.

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month of July 2015	126,190	$5.94	Not applicable	$3.8 million
Month of August 2015	47,600	$5.27	Not applicable	$3.6 million
Month of September 2015	1,073	$5.50	Not applicable	$3.6 million

(1)
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

(2)
During current quarter the Company received 1,073 shares of common stock from certain of its employees which were surrendered in exchange for their payroll tax liabilities arising from vestings of restricted stock. The acquisition cost per share reflected the weighted-average market price of the Company's shares at the dates vested.

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

Date: November 6, 2015