Form 10-Q
period 2016-03-31
EVOLUTION PETROLEUM CORP
filed 2016-05-06
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of May 2, 2016, was 32,908,092.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	March 31, 2016	June 30, 2015
Assets
Current assets
Cash and cash equivalents	$14,006,095	$20,118,757
Receivables	2,411,215	3,122,473
Deferred tax asset	79,114	82,414
Derivative assets, net	9,705	—
Prepaid expenses and other current assets	255,807	369,404
Total current assets	16,761,936	23,693,048
Oil and natural gas property and equipment, net (full-cost method of accounting)	53,649,614	45,186,886
Other property and equipment, net	25,990	276,756
Total property and equipment	53,675,604	45,463,642
Other assets	235,873	726,037
Total assets	$70,673,413	$69,882,727
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,465,412	$8,173,878
Accrued liabilities and other	1,225,772	855,373
Derivative liabilities, net	—	109,974
State and federal income taxes payable	154,627	190,032
Total current liabilities	8,845,811	9,329,257
Long term liabilities
Deferred income taxes	10,839,995	11,242,551
Asset retirement obligations	701,677	715,767
Deferred rent	—	18,575
Total liabilities	20,387,483	21,306,150
Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized:8.5% Series A Cumulative Preferred Stock, 1,000,000 shares designated, 317,319 shares issued and outstanding at March 31, 2016 and June 30, 2015 with a liquidation preference of $7,932,975 ($25.00 per share)	317	317
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 32,891,925 shares and 32,845,205 as of March 31, 2016 and June 30, 2015, respectively	32,891	32,845
Additional paid-in capital	40,208,677	36,847,289
Retained earnings	10,044,045	11,696,126
Total stockholders’ equity	50,285,930	48,576,577
Total liabilities and stockholders’ equity	$70,673,413	$69,882,727

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Revenues
Crude oil	$5,005,955	$7,052,563	$18,897,572	$18,700,296
Natural gas liquids	597	1,352	2,332	35,354
Natural gas	183	529	1,204	25,787
Artificial lift technology services	100,000	10,245	207,960	16,146
Total revenues	5,106,735	7,064,689	19,109,068	18,777,583
Operating costs
Production costs	2,192,217	3,201,491	7,030,537	6,498,638
Cost of artificial lift technology services	10,933	—	70,932	7,044
Depreciation, depletion and amortization	1,268,800	1,138,502	3,958,644	2,425,609
Accretion of discount on asset retirement obligations	11,695	10,924	34,555	23,697
General and administrative expenses *	2,304,237	1,467,782	6,046,603	4,578,876
Restructuring charges **	—	—	1,257,433	(5,431)
Total operating costs	5,787,882	5,818,699	18,398,704	13,528,433
Income (loss) from operations	(681,147)	1,245,990	710,364	5,249,150
Other
Gain on settled derivative instruments, net	1,795,431	—	3,960,059	—
Gain (loss) on unsettled derivative instruments, net	(1,314,044)	—	119,679	—
Delhi field insurance recovery related to pre-reversion event	—	—	1,074,957	—
Interest and other income	11,851	7,401	23,516	27,826
Interest (expense)	(14,036)	(24,625)	(51,162)	(55,244)
Income (loss) before income taxes	(201,945)	1,228,766	5,837,413	5,221,732
Income tax provision (benefit)	(72,337)	494,180	2,051,521	2,118,218
Net income (loss) attributable to the Company	(129,608)	734,586	3,785,892	3,103,514
Dividends on preferred stock	168,575	168,575	505,726	505,726
Net income (loss) available to common stockholders	$(298,183)	$566,011	$3,280,166	$2,597,788
Earnings (loss) per common share
Basic	$(0.01)	$0.02	$0.10	$0.08
Diluted	$(0.01)	$0.02	$0.10	$0.08
Weighted average number of common shares
Basic	32,879,381	32,861,001	32,779,234	32,789,157
Diluted	32,879,381	32,958,218	32,834,765	32,909,981

* General and administrative expenses for the three months ended March 31, 2016 and 2015 included non-cash stock-based compensation expense of $277,907 and $227,507, respectively. For the corresponding nine month periods, non-cash stock-based compensation expense was $708,746 and $715,864, respectively.

** Restructuring charges include $569,228 of non-cash impairment charges and $59,339 of non-cash stock-based compensation for the nine months ended March 31, 2016.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income attributable to the Company	$3,785,892	$3,103,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,991,055	2,462,087
Impairments included in restructuring charge	569,228	—
Stock-based compensation	708,746	715,864
Stock-based compensation included in restructuring charge	59,339	—
Accretion of discount on asset retirement obligations	34,555	23,697
Settlements of asset retirement obligations	—	(223,565)
Deferred income taxes	(399,256)	937,572
Deferred rent	—	(12,859)
(Gain) on derivative instruments, net	(4,099,759)	—
Write-off of deferred loan costs	50,414	—
Changes in operating assets and liabilities:
Receivables from oil and natural gas sales	1,191,207	(1,007,058)
Receivables other	(13,154)	(222,416)
Prepaid expenses and other current assets	20,696	96,627
Accounts payable and accrued expenses	(98,254)	629,760
Income taxes payable	(35,405)	116,343
Net cash provided by operating activities	5,765,304	6,619,566
Cash flows from investing activities
Derivative settlements received	3,513,285	—
Proceeds from asset sales	—	389,166
Capital expenditures for oil and natural gas properties	(12,191,121)	(2,432,424)
Capital expenditures for other property and equipment	(1,876)	(320,936)
Other assets	(161,345)	(183,877)
Net cash used in investing activities	(8,841,057)	(2,548,071)
Cash flows from financing activities
Proceeds from exercise of stock options	51,000	141,600
Cash dividends to preferred stockholders	(505,726)	(505,726)
Cash dividends to common stockholders	(4,932,247)	(8,192,989)
Acquisition of treasury stock	(1,355,880)	(63,556)
Tax benefits related to stock-based compensation	3,727,913	1,063,827
Deferred loan costs	(22,002)	(63,737)
Other	33	67
Net cash used in financing activities	(3,036,909)	(7,620,514)
Net decrease in cash and cash equivalents	(6,112,662)	(3,549,019)
Cash and cash equivalents, beginning of period	20,118,757	23,940,514
Cash and cash equivalents, end of period	$14,006,095	$20,391,495

Supplemental disclosures of cash flow information:	Nine Months Ended March 31,
	2016	2015
Income taxes paid	$480,000	$100,000
Louisiana carryback income tax refund and related interest received	1,556,999	—
Non-cash transactions:
Change in accounts payable used to acquire property and equipment	(130,202)	1,877,830
Deferred loan costs charged to oil and gas property costs	107,196	—
Oil and natural gas property costs incurred through recognition of asset retirement obligations	—	573,689
Settlement of accrued treasury stock purchases	(170,283)	—
Royalty rights acquired through non-monetary exchange of patent and trademark assets	108,512	—
 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statement of Changes in Stockholders' Equity
For the Nine Months Ended March 31, 2016
(Unaudited)

	Preferred		Common Stock
					Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at June 30, 2015	317,319	$317	32,845,205	$32,845	$36,847,289	$11,696,126	$—	$48,576,577
Issuance of restricted common stock	—	—	272,098	272	(239)	—	—	33
Exercise of stock options	—	—	20,000	20	50,980	—	—	51,000
Forfeitures of restricted stock	—	—	(40,758)	(41)	41	—	—	—
Acquisition of treasury stock	—	—	(204,620)	—	—	—	(1,185,597)	(1,185,597)
Retirements of treasury stock	—	—	—	(205)	(1,185,392)	—	1,185,597	—
Stock-based compensation	—	—	—	—	768,085	—	—	768,085
Tax benefits related to stock-based compensation	—	—	—	—	3,727,913	—	—	3,727,913
Net income attributable to the Company	—	—	—	—	—	3,785,892	—	3,785,892
Common stock cash dividends	—	—	—	—	—	(4,932,247)	—	(4,932,247)
Preferred stock cash dividends	—	—	—	—	—	(505,726)	—	(505,726)
Balance at March 31, 2016	317,319	$317	32,891,925	$32,891	$40,208,677	$10,044,045	$—	$50,285,930

 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 — Organization and Basis of Preparation

Nature of Operations.  Evolution Petroleum Corporation ("EPM") and its subsidiaries (the "Company", "we", "our" or "us"), is an independent petroleum company headquartered in Houston, Texas and incorporated under the laws of the State of Nevada. We are engaged primarily in the development of oil and gas reserves within known oil and gas resources utilizing conventional and proprietary technology.

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

Principles of Consolidation and Reporting.  Our consolidated financial statements include the accounts of EPM and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous year include certain reclassifications that were made to conform to the current presentation. Such reclassifications have no impact on previously reported net income or stockholders' equity. As a result of the separation of our GARP® artificial lift technology operations discussed in Note 2, previously reported revenues for the Delhi field and our artificial lift technology operations have been reclassified as appropriate to crude oil, natural gas liquids, natural gas and artificial lift technology service revenues. Before the reclassification, artificial lift technology revenues included crude oil, natural gas liquids and gas revenues produced by certain of the Company’s operated wells, together with service revenues derived from the use of the Company’s technology on third party wells. Previously reported production costs for our artificial lift technology operations have been reclassified as appropriate to oil and gas production costs and cost of artificial lift technology services.

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

New Accounting Pronouncements.
In August 2015, the FASB issued Accounting Standards Update 2015-14, which defers the effective date of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (" ASU 2014-09") one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. Issued in May 2014, ASU 2014-09 provided guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, ASU 2014-09 would have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard provided for either the retrospective or cumulative effect transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 will have on its consolidated financial statements, if any.
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

On February 25, 2016, the FASB issued ASU 2016-02 , Leases (“ASU 2016-02”), which relates to the accounting for leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-02 will have on our condensed consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation:  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-09 will have on our condensed consolidated financial statements.

Note 2 — Restructuring Charge

Separation of GARP® Artificial Lift Technology Operations

During the quarter ended December 31, 2015, we conducted a strategic review of our GARP® artificial lift technology operations and consummated a plan to separate and transfer these operations to a new entity controlled by the inventor of the technology, our former Senior Vice President of Operations, and certain former employees of the Company. We invested $108,750 in common and preferred stock of the new entity, Well Lift Inc. ("WLI"). We own 17.5% of WLI and our former employees own the balance of the common stock. Our preferred stock is convertible at our option into common stock which would result in our ownership of 42.5% of WLI, based on the current capital structure of WLI. The company has no contractual exposure to losses of WLI, nor does it have any obligation or agreement to provide additional funding or support to WLI if it is needed. In connection with this transaction, three employees of the Company were terminated. We accrued a restructuring charge based on agreements with the employees covering salary and benefit continuation and an acceleration of vesting of equity awards in exchange for release from liabilities and other provisions including agreements not to compete. At December 31, 2015, we recorded a personnel restructuring charge of $688,205 consisting of $59,339 in stock-based compensation and $628,866 of accrued separation and benefits expense. Our current estimate of remaining restructuring obligations as of March 31, 2016 is as follows:

Type of Cost	December 31, 2015	Payments	March 31, 2016
Salary expense	$530,387	$(88,398)	$441,989
Payroll taxes and benefits expense	98,479	(17,652)	80,827
Accrued liability for restructuring costs	$628,866	$(106,050)	$522,816

Other Restructuring Impairments

Also in connection with the December 2015 separation of GARP®, the Company and WLI entered into an agreement under which we transferred our technology assets, including our patents and trademarks, to WLI in exchange for a perpetual royalty of 5% on all future gross revenues associated with the GARP® technology. We reduced the carrying value of these exchanged technology assets to our estimate of their expected discounted net present value, which was $108,512. This estimate was based on the recent financial results from our artificial lift technology operations and the current depressed state of the oil and gas industry and the potential upside cases were assigned relatively low probabilities for accounting purposes. This resulted in an impairment charge of $469,395. In addition, we transferred certain inventory and minor fixed assets to WLI which had no further use in our operations and were deemed to have negligible market or salvage value. This resulted in impairments of $92,901 to equipment inventory and $6,932 to fixed assets, respectively. These impairments total $569,228 and are included in restructuring charges.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 3 — Receivables

As of March 31, 2016 and June 30, 2015, our receivables consisted of the following:

	March 31, 2016	June 30, 2015
Receivables from oil and gas sales	$1,930,948	$3,122,155
Receivable from settled derivatives	466,795	—
Other	13,472	318
Total receivables	$2,411,215	$3,122,473

Note 4 — Prepaid Expenses and Other Current Assets

As of March 31, 2016 and June 30, 2015, our prepaid expenses and other current assets consisted of the following:

	March 31, 2016	June 30, 2015
Prepaid insurance	$77,223	$178,994
Equipment inventory (a)	—	81,538
Retainers and deposits	26,978	26,978
Prepaid federal and state income taxes	95,000	22,542
Other prepaid expenses	56,606	59,352
Prepaid expenses and other current assets	$255,807	$369,404

(a) As discussed in Note 2, our equipment inventory was determined to have no future value in use for our operations and was charged to restructuring costs as part of the separation of our GARP® artificial lift technology operations.

Note 5 — Property and Equipment

As of March 31, 2016 and June 30, 2015, our oil and natural gas properties and other property and equipment consisted of the following:

	March 31, 2016	June 30, 2015
Oil and natural gas properties
Property costs subject to amortization	$69,886,767	$57,718,653
Less: Accumulated depreciation, depletion, and amortization	(16,237,153)	(12,531,767)
Unproved properties not subject to amortization	—	—
Oil and natural gas properties, net	$53,649,614	$45,186,886
Other property and equipment
Other equipment, at cost	$328,201	$607,674
Less: Accumulated depreciation	(302,211)	(330,918)
Other equipment, net	$25,990	$276,756

During the nine months ended March 31, 2016, the Company incurred capital expenditures of $12,165,169 for the Delhi field, including approximately $10,034,697 for the NGL plant project which is currently in progress. We have incurred approximately $15,075,736 on a cumulative basis for the NGL plant out of a total authorized commitment of $24.6 million.

In November 2015, we recorded a charge of $210,392 to expense the remaining capitalized costs of certain artificial lift equipment installed in the wells of a third-party customer. We continue to own this equipment and contract rights, but do not expect to realize any significant future value from this investment at current oil and gas prices.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 6 — Other Assets

As of March 31, 2016 and June 30, 2015, other assets consisted of the following:

	March 31, 2016	June 30, 2015
Royalty rights	$108,512	$—
Less: Accumulated amortization of royalty rights	(3,391)	—
Investment in Well Lift Inc., at cost	108,750	—
Trademarks	—	44,803
Patent costs	—	538,276
Less: Accumulated amortization of patent costs	—	(47,063)
Deferred loan costs	201,470	337,078
Less: Accumulated amortization of deferred loan costs	(179,468)	(147,057)
Other assets, net	$235,873	$726,037
During the quarter ended September 30, 2015, our plan to obtain a new expanded secured credit facility was postponed due to market conditions. As a result, the Company determined that $50,414 of deferred legal fees related to the proposed facility were unlikely to be utilized and were charged to expense. In addition, $107,196 of deferred costs incurred for title work in the Delhi field was charged to capitalized costs of oil and gas properties. As of March 31, 2016, $179,468 of deferred loan costs related to our existing unsecured credit facility had been completely amortized. During the quarter ended March 31, 2016, the Company incurred $22,002 of deferred loan costs in connection with a new credit facility as discussed at Note 17.
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

Note 7 — Accrued Liabilities and Other

As of March 31, 2016 and June 30, 2015, our other current liabilities consisted of the following:

	March 31, 2016	June 30, 2015
Accrued incentive and other compensation	$406,092	$578,910
Asset retirement obligations due within one year	105,868	57,223
Accrued royalties, including suspended accounts	47,978	75,164
Accrued franchise taxes	95,793	94,885
Accrued restructuring costs	522,816	—
Other accrued liabilities	47,225	49,191
Accrued liabilities and other	$1,225,772	$855,373

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 8 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the nine months ended March 31, 2016 and for the year ended June 30, 2015:

	March 31, 2016	June 30, 2015
Asset retirement obligations — beginning of period	$772,990	$352,215
Liabilities incurred (a)	—	564,019
Liabilities settled	—	(137,604)
Liabilities sold	—	(52,526)
Accretion of discount	34,555	34,866
Revision of previous estimates	—	12,020
Asset retirement obligations — end of period	$807,545	$772,990
Less current portion in accrued liabilities	(105,868)	(57,223)
Long-term portion of asset retirement obligations	$701,677	$715,767

(a) Liabilities incurred during fiscal 2015 relate to our share of the estimated abandonment costs of the wells and facilities in the Delhi field subsequent to the reversion of our working interest.

Note 9 — Stockholders’ Equity

 Common Stock Dividends and Buyback Program

Commencing in December 2013, the Board of Directors initiated a quarterly cash dividend on our common stock at a quarterly rate of $0.10 per share and subsequently adjusted this rate to $0.05 per share during the quarter ended March 31, 2015. During the nine months ended March 31, 2016, the Company declared three quarterly dividends on its common stock and paid $4,932,247 to its common stockholders.

On May 12, 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company's common stock. Since commencing in June 2015, 265,762 shares have been repurchased at an average price of $6.05 per share (totaling $1,609,008) including 202,390 shares purchased during the nine months ended March 31, 2016, at an average price of $5.80 (totaling $1,173,899). Under the program's terms, shares are repurchased only on the open market and in accordance with the requirements of the Securities and Exchange Commission. Such shares are initially recorded as treasury stock, then subsequently canceled. The timing and amount of repurchases depends upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and it may be suspended or discontinued at any time. There has been no shares repurchased in the open market since mid-December 2015.

 Series A Cumulative Perpetual Preferred Stock

At March 31, 2016, there were 317,319 shares of the Company’s 8.5% Series A Cumulative (perpetual) Preferred Stock outstanding.  The Series A Cumulative Preferred Stock cannot be converted into our common stock and there are no sinking fund or redemption rights available to the holders thereof. Effective July 1, 2014, we can redeem this preferred stock at any time for the stated liquidation value of $25.00 per share plus accrued dividends.  With respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock ranks senior to our common stockholders, but subordinate to any of our existing and future debt.  Dividends on the Series A Cumulative Preferred Stock accrue and accumulate at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly at $0.177083 per share, as, if and when declared by our Board of Directors through its Dividend Committee. We paid dividends of $505,726 to holders of our Series A Preferred Stock during each of the nine months ended March 31, 2016 and 2015.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2015, 100% of cash dividends on preferred stock were treated as qualified dividend income. For the same period, approximately 86% of cash dividends on common shares were treated as a return of capital to stockholders and the remainder of 14% were treated as qualified dividend income. Based on our current projections for the fiscal year ending June 30, 2016, we expect all preferred and common dividends for such period will be treated as qualified dividend income.

Note 10 — Stock-Based Incentive Plan

Under the terms of the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "Plan"), we have granted option awards to purchase common stock (the "Stock Options"), restricted common stock awards ("Restricted Stock"), contingent restricted common stock awards ("Contingent Restricted Stock") and/or unrestricted fully vested common stock, to employees, directors, and consultants of the Company. The Plan authorizes the issuance of 6,500,000 shares of common stock prior to its expiration on October 24, 2017 and 232,243 shares remain available for grant as of March 31, 2016.

Stock Options

No Stock Options have been granted since August 2008 and all compensation costs attributable to Stock Options have been recognized in prior periods. The following summary presents information regarding outstanding Stock Options as of March 31, 2016, and the changes during the period:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)
Stock Options outstanding at July 1, 2015	91,061	$2.50
Exercised	(20,000)	2.55
Expired	(5,830)	4.02
Stock Options outstanding at March 31, 2016	65,231	2.36	$163,367	0.8
Vested and exercisable at March 31, 2016	65,231	$2.36	$163,367	0.8
(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($4.86 as of March 31, 2016) and the Stock Option exercise price of in-the-money Stock Options.

Restricted Stock and Contingent Restricted Stock

Prior to August 28, 2014, all Restricted Stock grants contained a four-year vesting period based solely on service. Restricted Stock which vests based solely on service is valued at the fair market value on the date of grant and amortized over the service period.

In August 2014 and in December 2015, the Company awarded grants of both Restricted Stock and Contingent Restricted Stock as part of its long-term incentive plan. Such grants, which expire after four years if unvested, contain service-based, performance-based and market-based vesting provisions. The common shares underlying the Restricted Stock grants were issued on the date of grant, whereas the Contingent Restricted Stock are reserved from the Plan, but will be issued only upon the attainment of specified performance-based or market-based vesting provisions.

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on the grant date fair value when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the four-year term. As of March 31, 2016, certain performance-based awards were not considered probable of vesting for accounting purposes and no compensation expense has been recognized with regard to these awards. If these awards are later determined to be probable of vesting, cumulative compensation expense would be recorded at that time and amortization would continue over the remaining expected vesting period.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Market-based awards entitle employees to vest in a fixed number of shares when the three-year trailing total return on the Company’s common stock exceeds the corresponding total returns of various quartiles of companies comprising the SIG Exploration and Production Index (NASDAQ EPX) during defined measurement periods. The fair value and expected vesting period of these awards were determined using a Monte Carlo simulation based on the historical volatility of the Company's total return compared to the historical volatilities of the other companies in the index. During the nine months ended March 31, 2016, we granted market-based awards with fair values ranging from $2.93 to $5.07, all with an expected vesting period of 3.83 years, based on the various quartiles of comparative market performance.  During the fiscal year ended June 30, 2015, we granted market-based awards with fair values ranging from $4.26 to $8.40 and with expected vesting periods of 3.30 years to 2.55 years, based on the various quartiles of comparative market performance. Compensation expense for market-based awards is recognized over the expected vesting period using the straight-line method, so long as the award holder remains an employee of the Company. Total compensation expense is based on the fair value of the awards at the date of grant and is independent of vesting or expiration of the awards, except for termination of service.

After the separation of our GARP® artificial lift technology operations in December 2015, the Company determined that certain performance award goals were no longer applicable. At the Company’s request in February 2016, certain employees elected to voluntarily relinquish 31,307 restricted performance-based shares and 15,654 contingent performance-based shares in exchange for 22,016 shares of service-based restricted stock subject to vesting in three annual tranches ending on August 28, 2018.
Unvested Restricted Stock awards at March 31, 2016 consisted of the following:

Award Type	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	230,400	7.14
Performance-based awards	89,079	7.17
Market-based awards	93,254	5.50
Unvested at March 31, 2016	412,733	$6.78
The following table sets forth the Restricted Stock transactions for the nine months ended March 31, 2016:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2016 (1)	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2015	262,227	$9.37
Service-based shares granted	164,610	5.84
Performance-based shares granted	64,752	6.09
Market-based shares granted	64,752	4.58
Vested	(80,834)	8.68
Forfeited	(62,774)	9.72
Unvested at March 31, 2016	412,733	$6.78	$2,125,092	2.8
(1) Excludes $244,486 of potential future compensation expense for performance-based awards for which vesting is not considered probable at this time for accounting purposes.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Unvested Contingent Restricted Stock awards at March 31, 2016 consisted of the following:

Award Type	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value
Performance-based awards	44,542	$7.17
Market-based awards	46,630	3.34
Unvested at March 31, 2016	91,172	$5.21
The following table sets forth Contingent Restricted Stock transactions for the nine months ended March 31, 2016:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2016 (1)	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2015	56,286	$8.20
Performance-based awards granted	32,376	6.09
Market-based awards granted	32,376	2.93
Forfeited	(29,866)	9.33
Unvested at March 31, 2016	91,172	$5.21	$118,058	3.0
(1) Excludes $319,438 of potential future compensation expense for performance-based awards for which vesting is not considered probable at this time for accounting purposes.
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended March 31, 2016 and 2015 was $277,907 and $227,507, respectively. For the nine months ended March 31, 2016 and 2015, this expense was $768,085 and $715,864, respectively.
Note 11 — Derivatives
In early June 2015, the Company began using derivative instruments to reduce its exposure to crude oil price volatility for a substantial portion of its near-term forecasted production. The Company's objectives for this program were to achieve a more predictable level of cash flows to support the Company’s capital expenditure program and to provide better financial visibility for the payment of dividends on common stock. The Company uses both fixed price swap agreements and costless collars to manage its exposure to crude oil price risk. While these derivative instruments are intended to limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.
The Company does not enter into derivative instruments for speculative or trading purposes.
The Company accounts for derivatives under the provisions of ASC 815 Derivatives and Hedging ("ASC 815") under which the Company records the fair value of the instruments on the balance sheet at each reporting date, with changes in fair value recognized in income.  Given cost and complexity considerations, the Company did not elect to use cash flow hedge accounting provided under ASC 815.  Under cash flow hedge accounting, the effective portion of the change in fair value of the derivative instruments would be deferred in other comprehensive income and not recognized in earnings until the underlying hedged item impacts earnings.
These derivative instruments can result in both fair value asset and liability positions held with each counterparty. These positions are offset to a single net fair value asset or liability at the end of each reporting period. The Company nets its fair value amounts of derivative instruments executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The fair value derivative instruments where the Company is in a net asset position with its counterparty as of March 31, 2016 totaled $9,705. Refer to Note 12—Fair Value Measurement for derivative asset and derivative liability balances before offsetting.
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

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

For the nine months ended March 31, 2016, the Company recorded in the consolidated statement of operations a gain on derivative instruments of $4,079,738 consisting of a realized gain of $3,960,059 on settled derivatives and an unrealized net gain of $119,679 on unsettled derivatives.
The following sets forth a summary of the Company’s crude oil derivative positions at average NYMEX WTI prices as of March 31, 2016.

Period	Type of Contract	Volumes (in Bbls./day)	Weighted Average Price per Bbl.
Months of April 2016 to June 2016	Fixed Price Swap	1,200	$40.00
Subsequent to March 31, 2016, the Company realized a loss of $40,496 on derivative contracts which expired at the end of April 2016. We had previously recorded an unrealized gain of $42,833 on these contracts as of March 31, 2016.
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
Fair Value of Derivative Instruments. The following table summarize the location and amounts of the Company’s assets and liabilities measured at fair value on a recurring basis as presented in the consolidated balance sheets as of March 31, 2016. All items included in the tables below are Level 2 inputs within the fair value hierarchy:

	March 31, 2016
Asset (Liability)	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheets
Current derivative assets	$42,833	$(33,128)	$9,705
Current derivative liabilities	(33,128)	33,128	—
Total	$9,705	$—	$9,705
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

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the nine months ended March 31, 2016.  We believe we have appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ending June 30, 2013 through June 30, 2015 for federal tax purposes and for the years ended June 30, 2011 through June 30, 2015 for state tax purposes. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.

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

We recognized income tax expense of $2,051,521 and $2,118,218 for the nine months ended March 31, 2016 and 2015, respectively, with corresponding effective rates of 35% and 41%. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, with smaller differences related to stock-based compensation and other permanent differences. Statutory percentage depletion can give rise to a permanent difference in our tax rates when utilized for state or federal income tax purposes. The lower effective tax rate in fiscal 2016 resulted from a proportionally lesser amount of taxable income in the State of Louisiana.
Note 14 — Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted income (loss) per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015
Numerator
Net income (loss) available to common shareholders	$(298,183)	$566,011	$3,280,166	$2,597,788
Denominator
Weighted average number of common shares — Basic	32,879,381	32,861,001	32,779,234	32,789,157
Effect of dilutive securities:
Contingent restricted stock grants	—	5,954	8,418	3,568
Stock options	—	91,263	47,113	117,256
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	32,879,381	32,958,218	32,834,765	32,909,981

Net income (loss) per common share — Basic	$(0.01)	$0.02	$0.10	$0.08
Net income (loss) per common share — Diluted	$(0.01)	$0.02	$0.10	$0.08

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Outstanding potentially dilutive securities as of March 31, 2016 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At March 31, 2016
Contingent Restricted Stock grants (a)	$—	46,630
Stock Options	2.36	65,231
	$1.38	111,861

Outstanding potentially dilutive securities as of March 31, 2015 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At March 31, 2015
Contingent Restricted Stock grants (a)	$—	17,961
Stock Options	2.50	91,061
	$2.09	109,022
(a) Contingent Restricted Stock grants for which vesting is not considered probable for accounting purposes are excluded from potentially dilutive securities outstanding.
Note 15 — Unsecured Revolving Credit Agreement

On February 29, 2012, the Company entered into a Credit Agreement (the "Credit Agreement") with a commercial bank (the "Lender"). The Credit Agreement provides up to $50,000,000 in borrowings with current availability limited to $5,000,000.  The Credit Agreement is unsecured and had an original term of four years, expiring on February 29, 2016, which was extended to April 29, 2016. The proceeds of any loans under the Credit Agreement may be used by the Company for the acquisition and development of oil and gas properties, as defined in the facility, the issuance of letters of credit, and for working capital and general corporate purposes.
A commitment fee of 0.50% per annum accrues on unutilized availability.  The Company is responsible for certain administrative expenses of the Lender over the life of the Credit Agreement as well as $50,000 in loan costs incurred upon closing.
The Credit Agreement contains financial covenants including a requirement that the Company maintain (a) a current ratio of not less than 1.5 to 1; (b) a ratio of total funded Indebtedness to EBITDA of not more than 2.5 to 1, and (c) a ratio of EBITDA to interest expense of not less than 3 to 1.  Payments of dividends for the Series A Preferred are only restricted by the EBITDA to interest coverage ratio. During early 2014 the Credit Agreement was amended to permit the payment of cash dividends on common stock if no borrowings are outstanding at the time of such payment.
As of March 31, 2016 and 2015, the Company had no borrowings and no outstanding letters of credit issued under the facility, resulting in an available borrowing base capacity of $5,000,000, and we are in compliance with all covenants of the Credit Agreement.

In connection with this agreement, the Company incurred $179,468 of debt issuance costs. Such costs were capitalized in Other Assets and have been completely amortized to expense as of March 31, 2016.

See Note 17 for discussion of the Company's new credit facility entered into subsequent to quarter end.
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

On December 13, 2013, we and our wholly-owned subsidiaries, Tertiaire Resources Company and NGS Sub. Corp., filed a lawsuit in the 133rd Judicial District Court of Harris County, Texas, against Denbury Onshore, LLC (“Denbury”) alleging breaches of certain 2006 agreements between the parties regarding the Delhi field in Richland Parish, Louisiana. The specific allegations include improperly charging the payout account for capital expenditures and costs of capital, failure to adhere to preferential rights to participate in acquisitions within the defined area of mutual interest, breach of the promises to assume environmental liabilities and fully indemnify us from such costs, and other breaches. We also alleged that Denbury’s gross negligence caused certain environmental damage to the unit.  Specifically, we allege that Denbury failed to properly conduct CO2 injection activities. We are seeking declaration of the validity of the 2006 agreements and recovery of damages and attorneys’ fees. Denbury subsequently filed counterclaims, including the assertion that we owe Denbury additional revenue interests pursuant to the 2006 agreements and that our transfers of the reversionary interests from our wholly owned subsidiary to our parent corporation and subsequently to another wholly-owned subsidiary were not timely noticed to Denbury. The Company disagrees with, and is vigorously defending against, Denbury's counterclaims. In March 2015, we amended and expanded our claims in this matter. This matter is currently scheduled for trial in late July 2016.

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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on July 31, 2016. Future minimum lease commitments as of March 31, 2016 under this operating lease are as follows:

Twelve months ended March 31,
2016	$53,004

Rent expense for the three months ended March 31, 2016 and 2015 was $46,286 and $43,776, respectively. For the nine months ended March 31, 2016 and 2015, rent expense was $137,185 and $131,327. Subsequent to the end of the quarter, we signed a letter of intent for smaller, less expensive office space to replace our current lease.

Capital Expenditures. See Note 5 for discussion of capital projects in progress and expected remaining capital commitments.

Evolution Petroleum Corporation And Consolidated Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 17 — Subsequent Event

On April 11, 2016, the Company entered into a new three-year, senior secured reserve-based credit facility ("Facility") in an amount up to $50 million. The Facility replaces the Company's unsecured credit facility which was set to expire on April 29, 2016. The initial borrowing base under the Facility was set at $10 million and the Company has no outstanding borrowings. Proceeds from the Facility may be used for the acquisition and development of oil and gas properties and for letters of credit and other general corporate purposes. Availability of borrowings under the Facility is subject to semi-annual borrowing base redeterminations.

The Facility included a placement fee of 0.50% on the initial borrowing base, amounting to $50,000, and carries a commitment fee of 0.25% per annum on the undrawn portion of the borrowing base. Any borrowings under the Facility will bear interest, at the Company’s option, at either Libor plus 2.75% or the Prime Rate, as defined, plus 1.00%. The Facility contains customary financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (a) a maximum total leverage ratio of not more than 3.00 to 1.00, (b) a debt service coverage ratio of not less than 1.10 to 1.00, and (c) a consolidated tangible net worth of not less than $40,000,000.

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

Executive Overview

General

We are engaged primarily in the development of oil and gas reserves within known oil and gas resources utilizing conventional and proprietary technology. We are focused on increasing underlying asset values on a per share basis. In doing so, we depend on a conservative capital structure, allowing us to maintain control of our assets for the benefit of our stockholders, and a substantial stock ownership by our directors, officers and staff. By policy, every employee and director maintains a beneficial ownership in our common stock.

Our strategy is to grow the value of our Delhi asset to maximize the value realized by our stockholders.

We are currently funding our fiscal 2016 capital program from working capital and net cash flows from our properties.

Highlights for our Third Quarter of Fiscal 2016 and Operations Update

"Current quarter" refers to the three months ended March 31, 2016, the Company's 3rd quarter of fiscal 2016.

"Prior quarter" refers to the three months ended December 31, 2015, the Company's 2nd quarter of fiscal 2016.

"Year-ago quarter" refers to the three months ended March 31, 2015, the Company's 3rd quarter of fiscal 2015.

Highlights

•
Our net production increased 2% to 1,835 barrels of oil equivalent per day (“BOEPD”), essentially all crude oil from the Delhi field. Production does not yet include expected contributions from the new NGL plant being installed at Delhi.

•	Our per-unit lifting costs declined 3% from the prior quarter to $13.13 per barrel.

•	We reported a small net loss to common shareholders of $0.3 million, or $0.01 per share, due to exceptionally low oil prices, partially offset by the increased production.

•
Our average realized price declined 24% from the prior quarter to $29.99 per barrel equivalent, resulting in petroleum revenues of $5.0 million. Realized hedge gains added $1.8 million, or $10.75 per barrel, which are reported as other income and not included in revenues.

•
Net working capital remains positive at $7.9 million. As previously announced, we have a new secured bank facility with $10.0 million of current availability that has increased our total liquidity to $17.9 million.

•	Evolution declared its eleventh consecutive quarterly cash dividend on common shares, and we remain debt free.

Projects
Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.4 of our Form 10-K for the year ended June 30, 2015.
Delhi Field - Enhanced Oil Recovery Project

Gross production at Delhi in the third quarter of fiscal 2016 averaged 6,918 barrels of oil per day ("BOPD"), an increase of 12% from the year-ago quarter, and a 2% increase from the prior quarter. The year-over-year increase in production volumes was primarily the result of conformance operations and other production enhancements which improved production rates. Our interests in the Delhi field consist of a 23.9% working interest (with associated 19.0% net revenue interest) and separate royalty interests of 7.4%. This yields a total net revenue interest of 26.4%,

Field operating expenses were $13.13 per barrel in the current quarter compared to $13.53 in the prior quarter, resulting primarily from lower purchased CO2 costs that were partially offset by higher ad valorem tax expense. In the quarter ending March 31, 2016, our net share of lease operating expenses was approximately $2.2 million, of which $0.8 million is related to CO2 purchases and transportation expenses. Under our contract with the operator, purchased CO2 is priced at 1% of the realized oil price in the field per thousand cubic feet (“Mcf”) plus sales taxes of 8% plus transportation costs of $0.20 per Mcf. CO2 costs decreased 18% from the prior quarter as a result of lower oil prices in the quarter. Continuing a positive trend for the past three quarters, purchased CO2 gross volumes in the current quarter averaged 73.1 MMcf per day, a slight decline from 73.3 MMcf per day in the prior quarter. On a total BOE basis, average CO2 costs were down 19% from $6.14 per BOE in the prior quarter to $4.99 per BOE, as the result of lower realized oil prices. Our purchased CO2 costs are substantially correlated with realized oil prices.

Based on recent discussions with the operator, the fabrication, construction and installation of the NGL plant are continuing and completion is anticipated in the fourth quarter of calendar 2016. The plant has a total estimated cost of $24.6 million net to the Company, of which approximately $15.1 million had been incurred as of March 31, 2016. The June 30, 2015 reserves report includes projected peak gross proved production volumes of approximately 1,850 barrels of liquids per day from the NGL plant over the next five years, and peak gross probable volumes of 1,140 barrels of liquids per day later next decade. The methane removed by the plant will be converted to electricity to supply power for the NGL plant and reduce electricity costs for the recycling facility. The NGL plant is also expected to increase the sweep efficiency and recovery of the CO2 flood, therefore the reserves report reflects incremental gross crude oil production volumes of approximately 500 BOPD once the plant is operational.

Subsequent to March 31, 2016, the operator of Delhi proposed expenditures totaling $2.5 million gross ($0.6 million net to Evolution) for certain projects to restore production in the southwestern portion of the field. Following the fluid release event in June 2013, CO2 injections in this area ceased in order to reduce reservoir pressure and protect the incident area. The proposed operations include converting three shut-in wells to water injector wells in order to expand the water curtain barrier to reduce CO2 migration into this area. Additionally, the proposal includes installing three electrical submersible pumps ("ESP") in other shut-in wells in order to increase withdrawal rates and help maintain the targeted reservoir pressure. These ESP production wells will create a modified waterflood, which is expected to increase gross oil production by an estimated 250 to 300 BOPD.

GARP® - Artificial Lift Technology Services

During current quarter, the Company recognized $0.1 million of service revenue from two GARP® installation projects on wells of two third party operators. The two projects were retained by the Company as part of the separation and transfer of these operations, which occurred on December 31, 2015.

Liquidity and Capital Resources

We had $14.0 million and $20.1 million in cash and cash equivalents at March 31, 2016 and June 30, 2015, respectively. In addition, we had $5.0 million of availability under our unsecured revolving credit facility, which was extended during the current quarter to expire April 29, 2016. In April 2016, the Company entered into a new three-year, senior secured reserve-based credit facility ("Facility"), which replaced our previous revolving credit facility. This $50 million Facility has an initial borrowing base of $10 million, with not less than semi-annual borrowing base redeterminations.

During the nine months ended March 31, 2016, we funded our operations with cash generated from operations and cash on hand. At March 31, 2016, our working capital was $7.9 million, compared to working capital of $14.4 million at June 30, 2015.  The $6.5 million decrease in working capital consists primarily of a $6.1 million decrease in cash and a $0.7 million decrease in accounts receivable partly offset by an aggregate $0.5 million working capital increase from its other components.

Capital Budget - Delhi Field

During the nine months ended March 31, 2016, we incurred $12.2 million of capital expenditures, which includes $10.0 million for the NGL plant, $0.8 million for enhancing well bore integrity, $1.3 million for general maintenance capital within the field and $0.1 million of leasehold costs.
As of March 31, 2016, we had incurred approximately $15.1 million of cumulative capital costs for the NGL plant out of an original commitment of $24.6 million. The remaining committed capital costs of approximately $9.5 million are expected to be incurred over the remainder of calendar 2016 and funded with operating cash flows and existing working capital. In addition, there will likely be other spending on unbudgeted capital projects for maintenance or production enhancement during the current fiscal year, which we do not expect to have a material effect on our financial position. As previously announced, the project construction completion target date was extended from late summer 2016 to the end of calendar 2016 in part to achieve reduced expenditures.
Liquidity Outlook
Funding for our anticipated capital expenditures during this fiscal year and next is currently expected to be met from cash flows from operations and current working capital. We expect to remain debt free under our current operating plans, but we have access to the Facility which is intended primarily to provide a standby source of liquidity to meet future capital expenditures at Delhi or other future capital needs.
Our liquidity is highly dependent on the realized prices we receive for the oil, natural gas and natural gas liquids we produce. Commodity prices are market driven and historically volatile, and they are likely to continue to be volatile. In June 2015, the Company began using derivative instruments to reduce its exposure to oil price volatility with the goal to achieve a more predictable level of cash flows to support the Company’s capital expenditure and dividend programs. The Company uses both fixed price swap agreements and costless collars to manage its exposure to crude oil price risk. As of March 31, 2016, we had fixed price swaps covering 1,200 BOPD (approximately two-thirds of our expected net production) for the months of April through June 2016 at a WTI price of $40.00 per barrel. This fixed price was approximately one-third above our realized price for the current quarter. We have no derivative commitments beyond June 30, 2016 at this time. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. Our future revenues, cash flow, profitability, access to capital and future rate of growth are significantly impacted by the prices we receive for our production. Liquidity could also be affected by any litigation outcome, positive or negative.
The Board of Directors and management instituted a cash dividend on our common stock in December 2013 at an initial quarterly rate of $0.10 per common share. As a result of the decline in oil prices which began in the fall of 2014, combined with the anticipated $24.6 million cost of building and installing the Delhi NGL plant during calendar years 2015 and 2016, the Board of Directors concluded it was prudent to adjust the quarterly dividend rate from $0.10 per share to $0.05 per share, effective for the quarter ended March 31, 2015. The reduction in the dividend rate allowed the Company to conserve cash for additional financial flexibility while continuing to reward shareholders with a yield. In addition, in May 2015, we established a stock repurchase plan to allow us acquire up to $5.0 million of our common stock over time, of which we have approximately $3.4 million remaining. The actual timing and amount of repurchases will depend upon several factors, including financial resources and market conditions. In general, our share repurchase program is limited to discretionary funds and is of lesser importance than our primary objectives related to our development capital spending at Delhi and our common stock dividend program. There is no fixed termination date for the repurchase program, and the repurchase program may be suspended or discontinued at any time. Payment of free cash flow in excess of our operating and capital requirements through cash dividends and potential repurchases of our common stock remains a priority of our financial strategy, and it is our long term goal to increase our dividends over time as appropriate.
 Cash Flows from Operating Activities

For the nine months ended March 31, 2016, cash flows provided by operating activities were $5.8 million, reflecting $3.8 million of cash provided by net income, $0.9 million provided by adjustments reconciling net income to cash provided by operating activities, and $1.1 million provided by changes in operating assets and liabilities.

For the nine months ended March 31, 2015, cash flows provided by operating activities were $6.6 million, which included $0.4 million used by changes in operating assets and liabilities.  Of the $7.0 million provided before changes in operating assets and liabilities, approximately $3.1 million was due to net income, and approximately $3.9 million was due to adjustments reconciling net income to cash provided by operating activities.

Cash Flows from Investing Activities

Investing activities for the nine months ended March 31, 2016 used $8.8 million of cash, consisting primarily of capital expenditures of approximately $12.2 million for the Delhi field, offset by $3.5 million of derivative settlements received.

Investing activities for the nine months ended March 31, 2015 used $2.5 million of cash, consisting primarily of capital expenditures of approximately $2.4 million for the Delhi field, $0.3 million for artificial lift technology assets, together with $0.2 million of other assets comprised primarily of GARP® patent costs, partially offset by $0.4 million of proceeds received from the sale of properties in our Mississippi Lime project in October 2014.

Cash Flows from Financing Activities

For the nine months ended March 31, 2016, financing activities used $3.0 million of cash, consisting of $5.4 million of dividend payments to common and preferred shareholders and $1.4 million of treasury stock acquisitions, primarily attributable to the Company's share buyback program, which were partially offset by $3.7 million of tax benefits related to stock-based compensation. These tax benefits include a $1.5 million cash refund received from the State of Louisiana for carryback of stock-based compensation deductions to previously filed returns.

For the nine months ended March 31, 2015, we used $7.6 million in cash for financing activities principally consisting of payments of $8.2 million for common stock dividends and $0.5 million for preferred dividends, offset partially by $1.1 million of cash provided by tax benefits related to stock-based compensation.

Full Cost Pool Ceiling Test and Proved Undeveloped Reserves
For the quarter ended March 31, 2016, our capitalized costs of oil and gas properties were well below the full cost valuation ceiling. We do not currently expect that a write-down of capitalized oil and gas property costs will be required in the remaining quarters of fiscal 2016. However, lower oil prices reduced the excess, or cushion, of our valuation ceiling over our capitalized costs in the current quarter and may adversely impact our ceiling tests in future quarters. Under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average price received for our petroleum products during the twelve month period ending with the balance sheet date. If commodity prices remain at the current quarter’s lower levels, the average prices used in future ceiling test calculations will decline. We cannot give assurance that a write-down of capitalized oil and gas properties will not be required in the future.
Our proved undeveloped reserves in the Delhi field consist primarily of the NGL plant and development of the remaining eastern part of the field. The estimated future capital expenditures in the Delhi field are $9.34 per BOE of proved undeveloped reserves. The NGL plant is currently under construction and expanded development of the eastern part of the Delhi field was commenced upon the reversion of our working interest in November 2014. Shortly thereafter, the operator reduced its capital budget and temporarily postponed development of the eastern part of the Delhi field. Resumption of this development project is dependent, at least in part, on the operator's allocation of available capital to projects within their portfolio. Both we and the operator believe that it is prudent to complete the NGL plant before continuing with future development of the field as the plant is projected to improve subsequent field economics. At this time, despite lower commodity price levels, we continue to believe that these projects are economically viable and it is probable they will be executed within the next several years. We base our analysis on the current lifting costs in the field and the relatively low future development costs per BOE. Therefore, we believe these reserves remain properly classified as proved undeveloped reserves under SEC guidelines.
Results of Operations
Three Months Ended March 31, 2016 and 2015
The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended March 31,
	2016	2015	Variance	Variance %
Oil and gas production:
Crude oil revenues	$5,005,955	$7,052,563	$(2,046,608)	(29.0)%
NGL revenues	597	1,352	(755)	(55.8)%
Natural gas revenues	183	529	(346)	(65.4)%
Total revenues	$5,006,735	$7,054,444	$(2,047,709)	(29.0)%

Crude oil volumes (Bbl)	166,881	147,906	18,975	12.8%
NGL volumes (Bbl)	47	73	(26)	(35.6)%
Natural gas volumes (Mcf)	145	204	(59)	(28.9)%
Equivalent volumes (BOE)	166,952	148,013	18,939	12.8%

Equivalent volumes per day (BOE/D)	1,835	1,645	190	11.6%

Crude oil price per Bbl	$30.00	$47.68	$(17.68)	(37.1)%
NGL price per Bbl	12.70	18.52	(5.82)	(31.4)%
Natural gas price per Mcf	1.26	2.59	(1.33)	(51.4)%
Equivalent price per BOE	$29.99	$47.66	$(17.67)	(37.1)%

Production costs (a)	$2,192,217	$3,201,491	$(1,009,274)	(31.5)%
Production costs per BOE	$13.13	$21.63	$(8.50)	(39.3)%

Oil and gas DD&A (b)	$1,262,164	$1,099,737	$162,427	14.8%
Oil and gas DD&A per BOE	$7.56	$7.43	$0.13	1.7%

Artificial lift technology services:
Services revenues	$100,000	$10,245	$89,755	876.1%
Cost of service	10,933	—	10,933	n.m.
Depreciation and amortization expense	$—	$34,398	$(34,398)	(100.0)%

n.m. Not meaningful.

(a) Includes workover costs on our operated properties of approximately $0 and $252,000 for the three months ended March 31, 2016 and 2015, respectively.

(b) Excludes depreciation and amortization expense for artificial lift technology services below and $6,636 and $4,367 of other depreciation and amortization expense for the three months ended March 31, 2016 and 2015, respectively.

Net Income (Loss) Available to Common Stockholders. For the three months ended March 31, 2016, we incurred a net loss to common shareholders of $0.3 million, or $0.01 per diluted share, on total revenues of $5.1 million. This compares to net income of $0.6 million, or $0.02 per diluted share, on total revenues of $7.1 million for the year-ago quarter. The $0.9 million earnings decrease resulted from a $2.0 million revenue decline and $0.7 million higher litigation expenses, partially offset by $0.5 million of derivative gains, $1.0 million less production costs and $0.6 million of lower income taxes.
Oil and Gas Production. Revenues decreased 29% from the year-ago quarter to $5.0 million as a result of a 37% decline in realized prices from $47.66 per equivalent barrel to $29.99 per equivalent barrel, partially offset by a 13% increase in production volumes from the year-ago quarter. Our revenues and production are comprised almost entirely of oil from the Delhi field. Gross production from the Delhi field of 6,918 BOPD was 12% higher compared to 6,203 BOPD in the year-ago period as a result of production enhancement and conformance operations in the field.
Production Costs. Costs for the current quarter were $2.2 million, of which $0.8 million was for CO2 costs, compared to $3.2 million, of which $1.6 million was for CO2 costs, in the year-ago quarter. The decline in CO2 costs resulted from a 30% reduction in average gross injection volumes from 103.9 MMcf per day in the year-ago quarter to 73.1 MMcf per day in the current quarter together with the impact of lower oil prices. For the current quarter, production costs were $13.13 per BOE on total production volumes. Production costs were $18.29 per BOE calculated solely on our Delhi working interest volumes, which includes $6.94 per working interest BOE for CO2 costs. These latter production costs per BOE exclude production volumes from our royalty interests in the Delhi field, which bear no production costs, and are therefore higher than the rates per BOE on our total production volumes.
Artificial Lift Technology Services. Revenues for the current quarter were $0.1 million, reflecting the completion of two GARP® installation projects on wells of two third party operators. The two projects were retained by the Company as part of the separation and transfer of these operations, which occurred on December 31, 2015.
General and Administrative Expenses (“G&A”).  Compared to the the year-age quarter, G&A expenses increased $0.8 million, or 57%, to $2.3 million for the current quarter, as a result of $0.7 million of higher litigation costs and $0.1 million of other professional fees. Total litigation costs for the quarter were approximately $1.1 million.
Other Income and Expenses. The Company realized a gain of $1.8 million from derivatives that settled during the quarter, partially offset by $1.3 million from the net change in unsettled derivative positions.
Depletion & Amortization Expense (“DD&A”).  DD&A increased $0.1 million, or 11%, to $1.3 million for the current quarter, as a result of $0.2 million of higher amortization of the full cost pool, partly offset by lower depreciation expense for artificial lift technology services. Production volumes increased 13% to 166,952 BOE, and the amortization rate increased slightly to $7.56 per BOE from $7.43 per BOE in the year-ago quarter.

Nine Months Ended March 31, 2016 and 2015
The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Nine Months Ended March 31,
	2016	2015	Variance	Variance %
Oil and gas production:
Crude oil revenues	$18,897,572	$18,700,296	$197,276	1.1%
NGL revenues	2,332	35,354	(33,022)	(93.4)%
Natural gas revenues	1,204	25,787	(24,583)	(95.3)%
Total revenues	$18,901,108	$18,761,437	$139,671	0.7%

Crude oil volumes (Bbl)	489,644	297,709	191,935	64.5%
NGL volumes (Bbl)	171	1,250	(1,079)	(86.3)%
Natural gas volumes (Mcf)	634	7,587	(6,953)	(91.6)%
Equivalent volumes (BOE)	489,921	300,224	189,697	63.2%

Equivalent volumes per day (BOE/D)	1,782	1,096	686	62.6%

Crude oil price per Bbl	$38.59	$62.81	$(24.22)	(38.6)%
NGL price per Bbl	13.64	28.28	(14.64)	(51.8)%
Natural gas price per Mcf	1.90	3.40	(1.50)	(44.1)%
Equivalent price per BOE	$38.58	$62.49	$(23.91)	(38.3)%

Production costs (a)	$7,030,537	$6,498,638	$531,899	8.2%
Production costs per BOE	$14.35	$21.65	$(7.30)	(33.7)%

Oil and gas DD&A (b)	$3,705,386	$2,061,440	$1,643,946	79.7%
Oil and gas DD&A per BOE	$7.56	$6.87	$0.69	10.0%

Artificial lift technology services:
Services revenues	$207,960	$16,146	$191,814	1,188.0%
Cost of service	70,932	7,044	63,888	907.0%
Depreciation and amortization expense	$238,475	$348,207	$(109,732)	(31.5)%

Note: Results for the nine months ended March 31, 2015 do not include revenues, production costs and net volumes from our working interest in the Delhi field prior to reversion on November 1, 2014 and therefore may not be comparable to subsequent periods.

(a) Includes workover costs for our operated wells of approximately $9,901 and $535,000 for the nine months ended March 31, 2016 and 2015, respectively.

(b) Excludes depreciation and amortization expense for artificial lift technology services below and $14,783 and $15,962 of other depreciation and amortization expense for the nine months ended March 31, 2016 and 2015, respectively.

Net Income Available to Common Stockholders. For the nine months ended March 31, 2016, we generated net income to common shareholders of $3.3 million, or $0.10 per diluted share, on total revenues of $19.1 million. This compares to net income of $2.6 million, or $0.08 per diluted share, on total revenues of $18.8 million for the year-ago period.  The $0.7 million earnings increase resulted from $0.3 million of higher revenue, $4.1 million of derivative gains, $1.1 million from an insurance recovery, and $0.1 million of lower income taxes, partially offset by $4.9 million of higher operating expenses (which includes a $1.3 million non-recurring restructuring charge).
Oil and Gas Production. Revenues increased slightly to $18.9 million  primarily as a result of a 65% increase in production volumes from the year-ago period, partially offset by a 39% decline in realized prices from $62.49 per equivalent barrel to $38.58 per barrel in the current period. The year-ago period did not include a full nine months of net production and revenues or production costs as reversion of our working interest did not occur until November 1, 2014. Delhi oil production and revenues comprise virtually all of our revenues. Delhi gross production of 6,716 BOPD was 13% higher compared to the year-ago period as a result of production enhancement and conformance operations in the field.
Production Costs. Production costs for the current period increased $0.5 million to $7.0 million from $6.5 million in the prior year period due to a $1.2 million increase at the Delhi field partially offset by a $0.7 million decrease for the Company's operated wells due to substantial workover expense in the prior year. The year-ago period did not include a full nine months of net production costs as reversion of our Delhi working interest did not occur until November 1, 2014. Delhi production costs for the current period were $7.0 million of which $3.2 million was for CO2 costs, compared to $5.8 million, of which $3.3 million was for CO2 costs, in the year-ago period. Average gross injection volumes decreased from 111,554 Mcf per day in the post-reversion prior year period to 78,736 Mcf per day for the nine months ended March 31, 2016. For the nine months ended March 31, 2016, production costs were $14.35 per BOE on total production volumes. Production costs were $20.00 per BOE calculated solely on our Delhi working interest volumes, which includes $9.21 per working interest BOE for CO2 costs. These latter production costs per BOE exclude production volumes from our royalty interests in the Delhi field, which bear no production costs, and are therefore higher than the rates per BOE on our total production volumes.

Artificial Lift Technology Services. Service revenues increased to $0.2 million for the nine months ended March 31, 2016 as a result of current year installations at third party wells.

Cost of Artificial Lift Technology Services. Cost of service increased to $0.1 million in the nine months ended March 31, 2016 as a result of current year project activity.
General and Administrative Expenses (“G&A”). G&A expenses increased $1.5 million, or 32% to $6.0 million for the nine months ended March 31, 2016 from the year-ago period, as a result of a $1.5 million increase in litigation costs. Total litigation costs for the period were approximately $2.1 million.
Restructuring charge. Effective December 31, 2015, we recognized a $1.3 million restructuring charge related to the separation of our GARP® artificial lift technology operations. Approximately $0.6 million of the charge consists of the impairment of assets used in that operation and $0.7 million was associated with accrued personnel termination costs to be paid from January 2016 through June 2017. Such termination costs also include approximately $0.1 million of non-cash stock compensation expense from the accelerated vesting of restricted stock. As a result of the restructuring, future annual overhead cost savings were estimated to be approximately $1.0 million per year.
Other Income and Expenses. During the nine months ended March 31, 2016, the Company realized gains of $4.0 million from settled derivatives, $0.1 million for unsettled derivatives and $1.1 million from an insurance recovery at the Delhi field.
Depletion & Amortization Expense (“DD&A”).  DD&A increased $1.5 million, or 63% to $4.0 million for the current period compared to $2.4 million for the year-ago period as a result of $1.6 million of higher amortization of the full cost pool and larger volumes of oil production at Delhi, partially offset by $0.1 million of lower depreciation on artificial lift technology. From the year-ago period production volumes increased 63% to 0.5 million BOE and the amortization rate increased 10% to $7.56 per BOE. Compared to the year-ago period, the increased amortization rate was impacted by (i) increased future development costs, as reflected in the June 30, 2015 reserves report for the Delhi NGL plant, a portion of which costs were previously expected to be borne by the third party operator of the plant, (ii) decreases in reserves from the loss of the Philip DL #1 late in fiscal 2015 and (iii) from the decision to use produced methane at Delhi internally to generate power thereby lowering field operating costs rather than selling the methane to third party customers.

Other Economic Factors
Inflation.  Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services.  Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our production costs and capital expenditures.  During fiscal 2015, we saw no material changes in operating costs in wells that we operated compared to the prior fiscal year.  During fiscal 2016 to date, we did not see material changes in operating costs in wells that we operate, but operating costs in our third party operated Delhi field have declined substantially, and we believe such declines are attributable to improved operating efficiencies, generally lower third-party contractor and vendor expenses and lower costs for CO2 purchases due to lower prices and reduced purchased volumes.  Product prices, operating costs and development costs may not always move in tandem.
Known Trends and Uncertainties.  General worldwide economic conditions, as well as economic conditions for the oil and gas industry specifically, continue to be uncertain and volatile. Concerns over uncertain future economic growth are affecting numerous industries and companies, as well as consumers, which impact demand for crude oil and natural gas. If the supply of crude oil and natural gas continues to exceed demand in the future, it may put downward pressure on crude oil and natural gas prices, thereby lowering our revenues, profits, cash flow and working capital going forward.
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
Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the quarter ending March 31, 2016.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Information about market risks for the three months ended March 31, 2016, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2015.
Commodity Price Risk
Our most significant market risk is the pricing for crude oil, natural gas and NGLs. We expect energy prices to remain volatile and unpredictable. If energy prices decline significantly, our revenues and cash flow would significantly decline. In addition, a non-cash write-down of our oil and gas properties could be required under full cost accounting rules if future oil and gas commodity prices sustained a significant decline. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital, as, if and when needed. We use derivative instruments to manage our exposure to commodity price risk from time to time based on our assessment of such risk.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended March 31, 2016 we have determined there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in certain legal proceedings that are described in Part I. Item 3. “Legal Proceedings” and Note 17 — Commitments and Contingencies under Part II. Item 8. “Financial Statements” in our 2015 Annual Report. Material developments in the status of those proceedings during the quarter ended March 31, 2016 are described in Part I. Item 1. "Financial Information" under Note 16 — Commitments and Contingencies in this Quarterly Report and incorporated herein by reference. We believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on our financial position or on our results of operations.

ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended June 30, 2015, as supplemented by our Quarterly Report on Form 10-Q for the period ended December 31, 2015 includes a detailed description of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2015, as supplemented by our Quarterly Report on Form 10-Q for the period ended December 31, 2015.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2016, the Company did not sell any equity securities that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended March 31, 2016, the Company received shares of common stock from employees of the Company to pay their share of payroll taxes arising from vestings of restricted stock and/or exercises of stock options. The acquisition cost per share reflected the weighted-average market price of the Company’s shares of capital stock at the dates of exercise or restricted stock vesting. During the quarter ended March 31, 2016, the Company did not purchase any common stock in the open market under the previously announced share repurchase program. The table below summarizes information about the Company's purchases of its common stock during the quarter ended March 31, 2016.

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month of January 2016	None	Not applicable	Not applicable	$3.4 million
Month of February 2016	None	Not applicable	Not applicable	$3.4 million
Month of March 2016	229	$4.96	Not applicable	$3.4 million

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

(2)
During current quarter the Company received 229 shares of common stock from certain of its employees which were surrendered in exchange for their payroll tax liabilities arising from vestings of restricted stock. The acquisition cost per share reflected the weighted-average market price of the Company's shares at the dates vested.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
A.            Exhibits

10.1	Third Amendment to the Credit Agreement dated February 29, 2012 among Evolution Petroleum Corporation, the Guarantors and Texas Capital Bank N.A effective February 29, 2016. (Filed herein)
10.2
Credit Agreement dated April 11, 2016 between Evolution Petroleum Corporation and MidFirst Bank (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 15, 2016)

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

Date: May 6, 2016