Form 10-Q
period 2016-09-30
EVOLUTION PETROLEUM CORP
filed 2016-11-09
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 4, 2016, was 33,045,515.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	September 30, 2016	June 30, 2016
Assets
Current assets
Cash and cash equivalents	$28,236,711	$34,077,060
Receivables	2,518,470	2,638,188
Deferred tax asset	—	105,321
Derivative assets, net	—	14,132
Prepaid expenses and other current assets	273,114	251,749
Total current assets	31,028,295	37,086,450
Oil and natural gas property and equipment, net (full-cost method of accounting)	61,451,021	59,970,463
Other property and equipment, net	50,585	28,649
Total property and equipment	61,501,606	59,999,112
Other assets	348,014	365,489
Total assets	$92,877,915	$97,451,051
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,509,041	$5,809,107
Preferred shares called for redemption	7,932,975	—
Accrued liabilities and other	839,313	2,097,951
State and federal income taxes payable	97,078	621,850
Total current liabilities	11,378,407	8,528,908
Long term liabilities
Deferred income taxes	12,444,045	11,840,693
Asset retirement obligations	772,175	760,300
Total liabilities	24,594,627	21,129,901
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized:8.5% Series A Cumulative Preferred Stock, 1,000,000 shares designated, 317,319 shares issued and outstanding at September 30, 2016 and June 30, 2016; with a liquidation preference of $7,932,975; called for redemption at September 30, 2016 (Note 8)	—	317
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 33,045,515 shares and 32,907,863 as of September 30, 2016 and June 30, 2016, respectively	33,045	32,907
Additional paid-in capital	40,222,825	47,171,563
Retained earnings	28,027,418	29,116,363
Total stockholders’ equity	68,283,288	76,321,150
Total liabilities and stockholders’ equity	$92,877,915	$97,451,051

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Revenues
Crude oil	$7,593,855	$7,325,813
Natural gas liquids	89	1,050
Natural gas	(4)	704
Artificial lift technology services	—	51,839
Total revenues	7,593,940	7,379,406
Operating costs
Production costs	2,344,641	2,608,579
Cost of artificial lift technology services	—	9,868
Depreciation, depletion and amortization	1,273,439	1,218,273
Accretion of discount on asset retirement obligations	13,224	11,343
General and administrative expenses *	1,235,043	1,684,845
Total operating costs	4,866,347	5,532,908
Income from operations	2,727,593	1,846,498
Other
Gain on realized derivative instruments, net	90	866,427
Gain (loss) on unrealized derivative instruments, net	(14,132)	1,071,962
Delhi field insurance recovery related to pre-reversion event	—	1,074,957
Interest and other income	12,745	5,812
Interest expense	(20,345)	(18,460)
Income before income taxes	2,705,951	4,847,196
Income tax provision	889,176	1,754,969
Net income attributable to the Company	1,816,775	3,092,227
Dividends on preferred stock	250,990	168,575
Deemed dividend on preferred shares called for redemption	$1,002,440	$—
Net income available to common stockholders	$563,345	$2,923,652
Earnings per common share
Basic	$0.02	$0.09
Diluted	$0.02	$0.09
Weighted average number of common shares
Basic	32,957,010	32,718,244
Diluted	33,007,599	32,774,176

* General and administrative expenses for the three months ended September 30, 2016 and 2015 included non-cash stock-based compensation expense of $311,688 and $218,115, respectively.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income attributable to the Company	$1,816,775	$3,092,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,287,523	1,230,432
Stock-based compensation	311,688	218,115
Accretion of discount on asset retirement obligations	13,224	11,343
Settlements of asset retirement obligations	(15,899)	—
Deferred income taxes	708,673	(12,568)
(Gain) loss on derivative instruments, net	14,042	(1,938,389)
Write-off of deferred loan costs	—	50,414
Changes in operating assets and liabilities:
Receivables	119,808	757,617
Prepaid expenses and other current assets	(21,365)	47,815
Accounts payable and accrued expenses	(2,235,240)	(1,563,847)
Income taxes payable	(524,772)	343,704
Net cash provided by operating activities	1,474,457	2,236,863
Cash flows from investing activities
Derivative settlement payments (paid) received	(318,708)	551,772
Capital expenditures for oil and natural gas properties	(4,818,816)	(6,571,757)
Capital expenditures for other property and equipment	(26,347)	—
Other assets	—	(23,802)
Net cash used in investing activities	(5,163,871)	(6,043,787)
Cash flows from financing activities
Cash dividends to preferred stockholders	(168,575)	(168,575)
Cash dividends to common stockholders	(1,652,290)	(1,629,703)
Common share repurchases, including shares surrendered for tax withholding	(330,070)	(1,175,920)
Tax benefits related to stock-based compensation	—	2,980,832
Other	—	(1,276)
Net cash (used in) provided by financing activities	(2,150,935)	5,358
Net decrease in cash and cash equivalents	(5,840,349)	(3,801,566)
Cash and cash equivalents, beginning of period	34,077,060	20,118,757
Cash and cash equivalents, end of period	$28,236,711	$16,317,191

Supplemental disclosures of cash flow information:	Three Months Ended September 30,
	2016	2015
Income taxes paid	$787,366	$—
Louisiana carryback income tax refund and related interest received	—	1,556,999
Non-cash transactions:
Change in accounts payable used to acquire property and equipment	(2,030,485)	(4,072,935)
Accrued redemption of called preferred shares	7,932,975	—
Accrued preferred dividends through redemption date	82,415	—
Deferred loan costs charged to oil and gas property costs	—	108,472
Settlement of accrued treasury stock purchases	—	(170,283)
 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statement of Changes in Stockholders' Equity
For the Three Months Ended September 30, 2016
(Unaudited)

	Preferred		Common Stock
					Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at June 30, 2016	317,319	$317	32,907,863	$32,907	$47,171,563	$29,116,363	$—	$76,321,150
Issuance of restricted common stock	—	—	195,799	196	(196)	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	(58,147)	—	—	—	(330,070)	(330,070)
Retirements of treasury stock	—	—	—	(58)	(330,012)	—	330,070	—
Stock-based compensation	—	—	—	—	311,688	—	—	311,688
Accrued redemption of preferred shares	—	(317)	—	—	(6,930,218)	(1,002,440)	—	(7,932,975)
Accrued dividends on preferred stock through redemption date	—	—	—	—	—	(82,415)	—	(82,415)
Net income attributable to the Company	—	—	—	—	—	1,816,775	—	1,816,775
Common stock cash dividends	—	—	—	—	—	(1,652,290)	—	(1,652,290)
Preferred stock cash dividends	—	—	—	—	—	(168,575)	—	(168,575)
Balance at September 30, 2016	317,319	$—	33,045,515	$33,045	$40,222,825	$28,027,418	$—	$68,283,288

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

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included.  The interim financial information and notes hereto should be read in conjunction with the Company’s 2016 Annual Report on Form 10-K for the fiscal year ended June 30, 2016, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation and Reporting.  Our consolidated financial statements include the accounts of EPM and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous year include certain reclassifications that were made to conform to the current presentation. Such reclassifications have no impact on previously reported net income or stockholders' equity. As a result of the separation of our artificial lift technology operations at December 31, 2015, previously reported revenues for the Delhi field and our artificial lift technology operations have been reclassified as appropriate to crude oil, natural gas liquids, natural gas and artificial lift technology service revenues. Before the reclassification, artificial lift technology revenues included crude oil, natural gas liquids and gas revenues produced by certain of the Company’s operated wells which used our artificial lift technology, together with service revenues derived from the use of the Company’s technology on third party wells. Previously reported production costs for our artificial lift technology operations have been reclassified as appropriate to oil and gas production costs and cost of artificial lift technology services.

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
On February 25, 2016, the FASB issued ASU 2016-02 , Leases (“ASU 2016-02”), which relates to the accounting for leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than 12 months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

New Accounting Pronouncements Adopted.

The Company early adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to be applied prospectively effective for the three months ended September 30, 2016. This amended guidance simplifies the statement of financial position presentation and reduces complexity in accounting for deferred income tax assets and liabilities. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As a result current deferred tax assets of $105,321 have been netted together with noncurrent deferred income tax liabilities on the September 30, 2016 consolidated condensed balance sheet. The prior period presented has not been retrospectively adjusted.

The Company early adopted ASU 2016-09, Compensation - Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, effective for the three months ended September 30, 2016. This amended guidance simplifies and improves several aspects of the accounting for employee share-based payment transactions. Under previous guidance excess tax benefits were recognized as paid in capital to the extent they reduced cash taxes otherwise payable, and tax deficiencies were recognized as an offset to accumulated excess benefits, if any, or in the statement of operations. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statements of operations when the awards vest or are settled. Under the required modified retrospective transition, the Company had no cumulative-effect adjustment to retained earnings at the beginning of the period of adoption, as its accumulated excess tax benefits had been completely used in reducing taxable income for the year ended June 30, 2016. For vestings which occurred in the first quarter ended September 30, 2016, a related tax deficiency of $215,594 was recognized in income tax expense. The Company also elected to prospectively adopt the presentation of excess tax benefits in the operating section of the statements of cash flow. Accordingly, such statements for pre-adoption periods will continue to present excess tax benefits in the financing section. The amended guidance permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation: to continue to estimate the total number of awards for which the requisite service period will not be rendered as currently required or, to be applied on a modified retrospective basis, to account for forfeitures as they occur. Upon early adoption, the Company elected to change its accounting policy to account for forfeitures as they occur. Except for income tax expense mentioned above, none of the other provisions in this amended guidance had a material impact on our condensed consolidated financial statements.

Note 2 — Receivables

As of September 30, 2016 and June 30, 2016, our receivables consisted of the following:

	September 30, 2016	June 30, 2016
Receivables from oil and gas sales	$2,514,990	$2,637,593
Receivable from settled derivatives	90	—
Other	3,390	595
Total receivables	$2,518,470	$2,638,188

Note 3 — Prepaid Expenses and Other Current Assets

As of September 30, 2016 and June 30, 2016, our prepaid expenses and other current assets consisted of the following:

	September 30, 2016	June 30, 2016
Prepaid insurance	$111,927	$168,681
Retainers and deposits	30,568	30,568
Prepaid federal and state income taxes	82,091	—
Other prepaid expenses	48,528	52,500
Prepaid expenses and other current assets	$273,114	$251,749

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 4 — Property and Equipment

As of September 30, 2016 and June 30, 2016, our oil and natural gas properties and other property and equipment consisted of the following:

	September 30, 2016	June 30, 2016
Oil and natural gas properties
Property costs subject to amortization	$80,196,684	$77,408,353
Less: Accumulated depreciation, depletion, and amortization	(18,745,663)	(17,437,890)
Unproved properties not subject to amortization	—	—
Oil and natural gas properties, net	$61,451,021	$59,970,463
Other property and equipment
Furniture, fixtures and office equipment, at cost	$255,099	$228,752
Artificial lift technology equipment, at cost	7,000	7,000
Less: Accumulated depreciation	(211,514)	(207,103)
Other property and equipment, net	$50,585	$28,649

During the three months ended September 30, 2016, the Company incurred capital expenditures of $2.8 million for the Delhi field, including approximately $2.4 million for the NGL plant project which is currently in progress. We have incurred approximately $23.9 million on a cumulative basis for the NGL plant out of a total authorized commitment of $24.6 million.
Note 5 — Other Assets

As of September 30, 2016 and June 30, 2016, other assets consisted of the following:

	September 30, 2016	June 30, 2016
Royalty rights	$108,512	$108,512
Less: Accumulated amortization of royalty rights	(10,173)	(6,782)
Investment in Well Lift Inc., at cost	108,750	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(28,047)	(13,963)
Other assets, net	$348,014	$365,489
The Company accounts for its investment in Well Lift Inc. using the cost method under which any return of capital reduces cost and any dividends paid are recorded as income. Investment value will be evaluated for impairment at least quarterly or when management identifies any events or changes in circumstances that might have a significant adverse effect on the fair value of the investment. There is no published market value for this private investment, so it is not practicable to value it at fair market value on a periodic basis.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 6 — Accrued Liabilities and Other

As of September 30, 2016 and June 30, 2016, our other current liabilities consisted of the following:

	September 30, 2016	June 30, 2016
Accrued incentive and other compensation	$161,408	$999,172
Asset retirement obligations due within one year	145,209	201,896
Accrued royalties, including suspended accounts	43,679	49,580
Accrued franchise taxes	36,900	62,834
Accrued restructuring costs	316,625	419,488
Payables for settled derivatives	—	318,708
Dividends declared on preferred shares	82,415	—
Other accrued liabilities	53,077	46,273
Accrued liabilities and other	$839,313	$2,097,951

Accrued Restructuring Costs

On December 31, 2015 we terminated three employees of the Company in connection with the separation of our artificial lift technology operations. We recorded a personnel restructuring charge of $688,205, consisting of $59,339 in stock-based compensation from accelerated vesting of equity awards and $628,866 of accrued salary and benefit continuation expenses. The separation agreements included releases from liabilities and other provisions including agreements not to compete. Our current estimate of remaining restructuring obligations as of September 30, 2016 is as follows:

Type of Cost	December 31, 2015	Payments	September 30, 2016
Salary expense	$530,387	$(265,193)	$265,194
Payroll taxes and benefits expense	98,479	(47,048)	51,431
Accrued liability for restructuring costs	$628,866	$(312,241)	$316,625

Note 7 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the three months ended September 30, 2016 and for the year ended June 30, 2016:

	September 30, 2016	June 30, 2016
Asset retirement obligations — beginning of period	$962,196	$772,990
Liabilities incurred	—	28,505
Liabilities settled	(10,219)	—
Liabilities sold (a)	(47,817)	—
Accretion of discount	13,224	49,054
Revision of previous estimates	—	111,647
Asset retirement obligations — end of period	$917,384	$962,196
Less current portion in accrued liabilities (b)	(145,209)	(201,896)
Long-term portion of asset retirement obligations	$772,175	$760,300

(a) We conveyed our interest in a well to the previous operator in exchange for the assumption of our asset retirement obligation.

(b) We expect to retire our three remaining operated wells within the next twelve months. After such operations are completed, our asset retirement obligations will consist entirely of our working interest obligations in the Delhi field.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 8 — Stockholders’ Equity

 Common Stock

Commencing in December 2013, the Board of Directors initiated a quarterly cash dividend on our common stock at a quarterly rate of $0.10 per share and subsequently adjusted this rate to $0.05 per share during the quarter ended March 31, 2015. During the three months ended September 30, 2016, the Company declared one quarterly dividend on its common stock and paid $1,652,290 to its common stockholders.

On May 12, 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company's common stock. Since commencing in June 2015, 265,762 shares have been repurchased at an average price of $6.05 per share (totaling $1,609,008). There has been no shares repurchased in the open market since mid-December 2015. Under the program's terms, shares are repurchased only on the open market and in accordance with the requirements of the Securities and Exchange Commission. Such shares are initially recorded as treasury stock, then subsequently canceled. The timing and amount of repurchases depends upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and it may be suspended or discontinued at any time.

During the three months ended September 30, 2016, the Company acquired 58,147 shares of treasury stock at an average cost of $5.68 per share (totaling $330,070) from holders of newly vested stock-based awards to fund the recipients' payroll taxes paid in the quarter. The treasury shares were subsequently canceled.

During the three months ended September 30, 2015, the Company purchased 173,790 shares of treasury stock at an average cost of $5.75 per share (totaling $999,731) under its share repurchase program and also acquired 1,073 shares of treasury stock at an average cost of $5.50 per share (totaling $5,906) from holders of newly vested stock-based awards to fund the recipients' payroll taxes paid in the quarter. All treasury shares were subsequently canceled.

 Series A Cumulative Perpetual Preferred Stock Called for Redemption

On September 30, 2016, the Company declared the preferred dividend for the month of October 2016 and elected to redeem all 317,319 outstanding shares of the Company’s 8.5% Series A Cumulative (perpetual) Preferred Stock. The redemption will occur on November 14, 2016 at the issue's $25.00 per share liquidation value plus all accumulated and unpaid distributions from October 31, 2016 (the last dividend payment date before the redemption date) through the redemption date, for an aggregate redemption price of approximately $25.082639 per share:

Consideration to preferred shareholders upon redemption at liquidation preference	$7,932,975
Accrued and unpaid dividends (1)	$82,415
Deemed dividend (2)	$1,002,440
(1) Includes the monthly dividend for October 2016 declared by the Company.
(2) Represents the difference between the redemption consideration and the historical carrying value of the preferred shares. Accordingly, net income was adjusted for this deemed dividend to determine net income attributable to common shareholders and earnings per common share.

The Series A Cumulative Preferred Stock cannot be converted into our common stock and there are no sinking fund or redemption rights available to the holders thereof. With respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock ranks senior to our common stockholders, but subordinate to any of our existing and future debt.  Dividends on the Series A Cumulative Preferred Stock accrue and accumulate at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly at $0.177083 per share, as, if and when declared by our Board of Directors through its Dividend Committee. We paid dividends of $168,575 to holders of our Series A Preferred Stock during each of the three months ended September 30, 2016 and 2015.

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2016, we expect all preferred and common dividends to be treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2017, we expect all common and remaining preferred dividends for such period will be treated as qualified dividend income.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 9 — Stock-Based Incentive Plan

Under the terms of the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "Plan"), we have granted option awards to purchase common stock (the "Stock Options"), restricted common stock awards ("Restricted Stock"), contingent restricted common stock awards ("Contingent Restricted Stock") and/or unrestricted fully vested common stock, to employees, directors, and consultants of the Company. The Plan authorizes the issuance of 6,500,000 shares of common stock prior to its expiration on October 24, 2017. As of September 30, 2016, 64,236 shares remain available for grant under the Plan.

Stock Options

No Stock Options have been granted since August 2008 and all compensation costs attributable to Stock Options have been recognized in prior periods. The following summary presents information regarding outstanding Stock Options as of September 30, 2016, and the changes during the period:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)
Stock Options outstanding at July 1, 2016	35,231	$2.19
Exercised	—	—
Expired	—	—
Stock Options outstanding at September 30, 2016	35,231	2.19	$144,095	0.9
Vested and exercisable at September 30, 2016	35,231	$2.19	$144,095	0.9
(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($6.28 as of September 30, 2016) and the Stock Option exercise price of in-the-money Stock Options.

Restricted Stock and Contingent Restricted Stock

Prior to August 28, 2014, all Restricted Stock grants contained a four-year vesting period based solely on service. Restricted Stock which vests based solely on service is valued at the fair market value on the date of grant and amortized over the service period.

In August 2014, December 2015 and September 2016, the Company awarded grants of both Restricted Stock and Contingent Restricted Stock as part of its long-term incentive plan. Such grants, which expire after four years if unvested, contain service-based, performance-based and market-based vesting provisions. The common shares underlying the Restricted Stock grants were issued on the date of grant, whereas the Contingent Restricted Stock are reserved from the Plan, but will be issued only upon the attainment of specified performance-based or market-based vesting provisions.

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on the grant date fair value when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the four-year term. As of September 30, 2016, certain performance-based awards were not considered probable of vesting for accounting purposes and no compensation expense has been recognized with regard to these awards. If these awards are later determined to be probable of vesting, cumulative compensation expense will be recorded at that time and amortization would continue over the remaining expected vesting period.

Market-based awards granted in 2014 and 2015 entitle employees to vest in a fixed number of shares when the three-year trailing total return on the Company’s common stock exceeds the corresponding total returns of various quartiles of companies comprising the SIG Exploration and Production Index (NASDAQ EPX) during defined measurement periods. Market-based awards granted in 2016 entitle employees to vest in a fixed number of shares when the three-year trailing total return on the Company’s common stock exceeds the corresponding total returns of various quartiles of an index consisting of designated peer companies during defined measurement periods. The fair value and expected vesting period of these awards were determined using a Monte Carlo simulation based on the historical volatility of the Company's total return compared to the historical volatilities of the other companies in the index. During the three months ended September 30, 2016, we granted market-based

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

awards with grant date fair values ranging from $3.42 to $5.62 per share, all with an expected vesting period of 2.83 years, based on the various quartiles of comparative market performance. During the fiscal year ended June 30, 2016, we granted market-based awards with grant date fair values ranging from $2.93 to $5.07 per share, all with an expected vesting period of 3.83 years, based on the various quartiles of comparative market performance.  During the fiscal year ended June 30, 2015, we granted market-based awards with grant date fair values ranging from $4.26 to $8.40 per share and with expected vesting periods of 3.30 years to 2.55 years, based on the various quartiles of comparative market performance. Compensation expense for market-based awards is recognized over the expected vesting period using the straight-line method, so long as the award holder remains an employee of the Company. Total compensation expense is based on the fair value of the awards at the date of grant and is independent of vesting or expiration of the awards, except for termination of service.

Unvested Restricted Stock awards at September 30, 2016 consisted of the following:

Award Type	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	252,167	6.64
Performance-based awards	54,475	5.67
Market-based awards	147,729	5.48
Unvested at September 30, 2016	454,371	$6.15
The following table sets forth the Restricted Stock transactions for the three months ended September 30, 2016:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2016	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2016	406,848	$6.74
Service-based shares granted	54,473	5.67
Performance-based shares granted	54,475	5.67
Market-based shares granted	54,475	5.44
Vested	(115,900)	7.44
Forfeited	—	—
Unvested at September 30, 2016	454,371	$6.15	$2,152,183	2.8

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Unvested Contingent Restricted Stock awards at September 30, 2016 consisted of the following:

Award Type	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value
Performance-based awards	39,403	$7.02
Market-based awards	73,867	3.37
Unvested at September 30, 2016	113,270	$4.64
The following table sets forth Contingent Restricted Stock transactions for the three months ended September 30, 2016:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2016 (1)	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2016	91,172	$5.21
Performance-based awards granted	27,237	5.67
Market-based awards granted	27,237	3.42
Vested	(32,376)	6.09
Unvested at September 30, 2016	113,270	$4.64	$186,703	2.7
(1) Excludes $276,702 of potential future compensation expense for performance-based awards for which vesting is not considered probable at this time for accounting purposes.
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended September 30, 2016 and 2015 was $311,688 and $218,115, respectively.
Note 10 — Derivatives
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
The Company held no crude oil derivative instruments as of September 30, 2016 and has not subsequently acquired any crude oil derivative positions.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

For the three months ended September 30, 2016, the Company recorded in the consolidated statement of operations a loss on derivative instruments of $14,042 consisting of a realized gain of $90 on settled derivatives and an unrealized net loss of $14,132 on unsettled derivatives. For the three months ended September 30, 2015, the Company recorded in the consolidated statement of operations a gain on derivative instruments of $1,938,389 consisting of a realized gain of $866,427 on settled derivatives and an unrealized net loss of $1,071,962 on unrealized derivatives.
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

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the three months ended September 30, 2016.  We believe we have appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of various factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2013 through June 30, 2015 for federal tax purposes and for the years ended June 30, 2011 through June 30, 2015 for state tax purposes. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.

We recognized income tax expense of $889,176 and $1,754,969 for the three months ended September 30, 2016 and 2015, respectively, with corresponding effective rates of 33% and 36%. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation and other permanent differences. The lower effective tax rate for the three months ended September 30, 2016 resulted primarily from percentage depletion in excess of basis, partially offset by state income taxes and the tax effects of stock-based compensation.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 13 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended September 30,
	2016	2015
Numerator
Net income available to common shareholders	$563,345	$2,923,652
Denominator
Weighted average number of common shares — Basic	32,957,010	32,718,244
Effect of dilutive securities:
Contingent restricted stock grants	28,845	6,788
Stock options	21,744	49,144
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	33,007,599	32,774,176

Net income per common share — Basic	$0.02	$0.09
Net income per common share — Diluted	$0.02	$0.09

Outstanding potentially dilutive securities as of September 30, 2016 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At September 30, 2016
Contingent Restricted Stock grants (a)	$—	113,270
Stock Options	2.19	35,231
	$0.52	148,501

Outstanding potentially dilutive securities as of September 30, 2015 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At September 30, 2015
Contingent Restricted Stock grants (a)	$—	17,961
Stock Options	2.40	85,231
	$1.98	103,192
(a) Contingent Restricted Stock grants for which vesting is not considered probable for accounting purposes are excluded from potentially dilutive securities outstanding.
Note 14 — Senior Secured Credit Agreement

On April 11, 2016, the Company entered into a new three-year, senior secured reserve-based credit facility ("Facility") in an amount up to $50 million. The Facility replaces the Company's previous unsecured credit facility which expired in April 2016. The initial borrowing base under the Facility was set at $10,000,000. As of September 30, 2016, the Company was in compliance with all covenants contained in the Facility, and no amounts were outstanding under the Facility.
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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (a) a maximum total leverage ratio of not more than 3.00 to 1.00, (b) a debt service coverage ratio of not less than 1.10 to 1.00, and (c) a consolidated tangible net worth of not less than $40 million, all as defined under the Facility.
In connection with this agreement, the Company incurred $168,972 of debt issuance costs. Such costs were capitalized in Other Assets and are being amortized to expense. The unamortized balance in debt issuance costs related to the Facility was $140,925 as of September 30, 2016.
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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on May 31, 2019. Future minimum lease commitments as of September 30, 2016 under this operating lease are as follows:

Twelve months ended September 30,
2017	$73,073
2018	$73,073
2019	$66,984

Rent expense for the three months ended September 30, 2016 and 2015 was $34,856 and $45,043, respectively.

Capital Expenditures. See Note 4 for discussion of capital projects in progress and expected remaining capital commitments.

Note 16 — Subsequent Event
On November 7, 2016, the Company announced that its Board of Directors increased the quarterly cash dividend to common shareholders to $0.065 per share. The dividend will payable on December 30, 2016 to shareholders of record as of the close of business on December 15, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the year ended June 30, 2016 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K.  Any terms used but not defined herein have the same meaning given to them in the Form 10-K.

This Form 10-Q and the information referenced herein contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described in our 2016 Annual Report on Form 10-K for the year ended June 30, 2016 as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

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

We are currently funding our fiscal 2017 capital program from working capital and net cash flows from our properties.

Highlights for our First Quarter of Fiscal 2017 and Operations Update

"Current quarter" refers to the three months ended September 30, 2016, the Company's 1st quarter of fiscal 2017.

"Prior quarter" refers to the three months ended June 30, 2016, the Company's 4th quarter of fiscal 2016.

"Year-ago quarter" refers to the three months ended September 30, 2015, the Company's 1st quarter of fiscal 2016.

Highlights

•
We reported net income of $1.8 million in the current quarter. Our net income to common shareholders was $0.6 million, or $0.02 per share, which includes a nonrecurring, noncash deemed dividend of $1.0 million related to the redemption of our preferred stock and $0.3 million of final dividends on the preferred stock.

•
Gross production in the Delhi field was 5.8% higher than the prior quarter, increasing to 7,371 barrels of oil equivalent per day (“BOEPD”) from 6,964 BOEPD, primarily from conformance and production enhancement operations. This production does not yet include expected volumes from the new Delhi NGL plant, which is scheduled for completion and start-up in the next fiscal quarter.

•
Our net production increased to 1,935 BOEPD, after a small 0.2% (.002) adjustment to our net revenue interest from the June 2016 litigation settlement. Our average realized price per equivalent barrel was $42.66, down slightly from the $42.87 average price in the prior quarter.

•	We announced the redemption of all of our 8.5% Series A Cumulative Preferred Stock. Annual preferred dividend savings will amount to $674,302 per year.

•	We ended the quarter with $19.6 million of working capital, substantially all of which was cash, after reduction for the $7.9 million commitment to retire our preferred stock. We remain debt free.
Projects
Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.4 of our Form 10-K for the year ended June 30, 2016.
Delhi Field - Enhanced Oil Recovery Project

Gross production at Delhi in the first quarter of fiscal 2017 averaged 7,371 barrels of oil per day ("BOPD"), an increase of 15% from the year-ago quarter, and a 5.8% increase from the prior quarter. The year-over-year increase in production volumes was primarily the result of conformance operations and other production enhancements which improved production rates. Our interests in the Delhi field consist of a 23.9% working interest (with associated 19.0% net revenue interest) and separate royalty interests of 7.2%. This yields a total net revenue interest of 26.2%.

Field operating expenses were $13.14 per barrel in the current quarter compared to $11.72 in the prior quarter, primarily as a result of higher purchased CO2 costs. In the quarter ended September 30, 2016, our net share of lease operating expenses was approximately $2.3 million, of which $1.1 million is related to CO2 purchases and transportation expenses. Under our contract with the operator, purchased CO2 is priced at 1% of the realized oil price in the field per thousand cubic feet (“Mcf”) plus sales taxes of 8% plus transportation costs of $0.20 per Mcf. CO2 costs increased 26% from the prior quarter as a result of higher purchased field volumes which averaged 73.7 MMcf per day gross compared to 58.7 MMcf per day in the prior quarter. Total CO2 injection volumes increased during the summer, with a corresponding increase in purchased volumes. Our cost of purchased CO2 is tied directly to realized oil prices in the field, so our cost per Mcf was largely unchanged from quarter to quarter. On a total BOE basis, CO2 costs increased 19% from $5.09 per BOE in the prior quarter to $6.06 per BOE.

Based on recent discussions with the operator, the fabrication, construction and installation of the NGL plant is essentially complete, with initial plant startup scheduled for November 2016. The plant had a total estimated cost of $24.6 million net to the Company, of which approximately $23.9 million had been incurred as of September 30, 2016. The June 30, 2016 reserves report includes projected peak gross proved production volumes of approximately 1,850 barrels of liquids per day from the NGL plant over the next five years. The methane removed by the plant will be converted to electricity to supply power for the NGL plant and reduce electricity costs for the recycling facility. The NGL plant is also expected to increase the sweep efficiency and recovery of the CO2 flood by removing hydrocarbons for the recycle stream.

Late in fiscal 2016, the operator began a $2.5 million gross ($0.6 million net to Evolution) project to restore production in the southwestern portion of the field. Following the fluid release event in June 2013, CO2 injections in this area ceased in order to reduce reservoir pressure and protect the incident area. The project encompassed converting three shut-in wells to water injector wells in order to expand the water curtain barrier to reduce CO2 migration and the installation of three electrical submersible pumps ("ESP") in other shut-in wells in order to increase withdrawal rates and help maintain the targeted reservoir pressure. These ESP production wells created a modified waterflood, which began producing in September 2016.

Liquidity and Capital Resources

We had $28.2 million and $34.1 million in cash and cash equivalents at September 30, 2016 and June 30, 2016, respectively. In addition, we had $10.0 million of availability under our senior secured reserve-based credit facility.

On April 11, 2016, the Company entered into a new three-year, senior secured reserve-based credit facility ("Facility") with MidFirst Bank. The Facility provides a senior secured revolving credit facility with an initial borrowing base of $10 million (the “Borrowing Base”) and a maximum borrowing amount of $50 million. The Facility matures on April 11, 2019, and is secured by substantially all of the Company’s assets.

The Borrowing Base is subject to periodic redeterminations and further adjustments from time to time. The Borrowing Base will be redetermined semi-annually on May 15 and November 15 of each year. The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and changes to certain hedging positions. With the recent volatility in commodity prices, our borrowing base and related commitments under the Facility could be reduced in the future. The Facility bears interest, at the Company's option, at either LIBOR plus 2.75% or the Prime Rate, as defined, plus 1.0%.

The Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a debt service coverage ratio of not less than 1.1 to 1.0 and (iii) a consolidated tangible net worth of not less than $40 million, each as defined in the Facility. The Facility also contains other affirmative and negative covenants and events of default. As of September 30, 2016, the Company was in compliance with all covenants contained in the Facility, and no amounts were outstanding under the Facility.

During the three months ended September 30, 2016, we funded our operations with cash generated from operations and cash on hand. At September 30, 2016, our working capital was $19.6 million, compared to working capital of $28.6 million at June 30, 2016.  The $9.0 million decrease in working capital is primarily attributable to the $7.9 million accrual of preferred stock called for redemption.

Capital Budget - Delhi Field

During the three months ended September 30, 2016, we incurred $2.8 million of capital expenditures, which includes $2.4 million for the NGL plant and $0.4 million for other field capital.
For fiscal 2017, we expect approximately $3.0 to $4.0 million in final spending for the NGL plant. As of September 30, 2016, we had incurred approximately $23.9 million of cumulative capital costs for the NGL plant out of an original commitment of $24.6 million. The remaining committed capital costs are expected to be incurred in the fourth quarter of calendar 2016 and the completed cost of the project is expected to be largely within the original budget. In late September and October, we approved eleven small capital workover projects for continuing conformance operations in the Delhi field, totaling approximately $3.8 million ($0.9 million net to us). There are three workover rigs operating in the field and we expect all of these operations to be completed by the end of the year. These new projects result from the demonstrated benefits from previous conformance efforts and the significant returns that have been realized from relatively modest capital investments in the field. These conformance projects add production and cash flow in a very short time frame after investment. In addition, there will likely be other spending on unbudgeted capital projects for capital workovers or production enhancement during the current fiscal year, which we do not expect to have a material effect on our financial position.
 Funding for our anticipated capital expenditures over the next two fiscal years is expected to be met from cash flows from operations and current working capital. Our preference is to remain debt free under our current operating plans, but we have access to a senior secured credit facility for oil and gas development if required. In addition, we have an effective shelf registration statement with Securities and Exchange Commission. We may choose to evaluate new growth opportunities through acquisitions or other transactions. In that event, we would expect to use our internal resources of cash, working capital and borrowing capacity under our credit facility. It may also be advantageous for us to consider issuing additional equity as part of any potential transaction, but we have no specific plans to do so at this time.
Our liquidity is highly dependent on the realized prices we receive for the oil, natural gas and natural gas liquids we produce. Commodity prices are market driven and historically volatile, and they are likely to continue to be volatile. In June 2015, the Company began using derivative instruments to reduce its exposure to oil price volatility with the goal to achieve a more predictable level of cash flows to support the Company’s capital expenditure and dividend programs. The Company uses both fixed price swap agreements and costless collars to manage its exposure to crude oil price risk. We have no derivative commitments beyond September 30, 2016 at this time. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. Our future revenues, cash flow, profitability, access to capital and future rate of growth are significantly impacted by the prices we receive for our production. Liquidity could also be affected by any litigation outcome, positive or negative.
Payment of free cash flow in excess of our operating and capital requirements through cash dividends and potential repurchases of our common stock remains a priority of our financial strategy, and it is our long term goal to increase our dividends over time as appropriate.
The Board of Directors and management instituted a cash dividend on our common stock in December 2013 at an initial quarterly rate of $0.10 per common share. As a result of the decline in oil prices which began in the fall of 2014, combined with the anticipated cost of building and installing the Delhi NGL plant during calendar years 2015 and 2016, the Board of Directors concluded it was prudent to adjust the quarterly dividend rate from $0.10 per share to $0.05 per share, effective beginning in the quarter ended March 31, 2015. With the NGL plant construction commitment largely complete, the Company announced in November 2016 an increase in the common stock cash dividend to $0.065 per share effective with the dividend payment in the following month.
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
On September 30, 2016 the Board of Directors approved the redemption of all of the Company's 8.5% Series A Cumulative Preferred Stock to occur on November 14, 2016. Though reduced by this transaction, working capital remains at a healthy level and the Company also has access to capital at a significantly lower cost from its existing undrawn credit facility.
 Cash Flows from Operating Activities

For the three months ended September 30, 2016, cash flows provided by operating activities were $1.5 million, reflecting $1.8 million of cash provided by net income, $2.3 million provided by adjustments reconciling net income to cash provided by operating activities, and $2.7 million used by changes in operating assets and liabilities.

For the three months ended September 30, 2015, cash flows provided by operating activities were $2.2 million, which included $0.4 million used by other working capital items.  Of the $2.7 million provided before other working capital changes, approximately $3.1 million was due to net income that was partly offset by $0.4 million of non-cash items.

 Cash Flows from Investing Activities

Investing activities for the three months ended September 30, 2016 used $5.2 million of cash, consisting primarily of capital expenditures of approximately $4.8 million for the Delhi field and $0.3 million for derivative settlements paid.

Investing activities for the three months ended September 30, 2015 used $6.0 million of cash, consisting primarily of capital expenditures of approximately $6.6 million for Delhi field offset by $0.6 million of derivative settlements received.

Cash Flows from Financing Activities

For the three months ended September 30, 2016, financing activities used $2.2 million of cash, consisting of $1.8 million of dividend payments to common and preferred shareholders and $0.3 million of common share repurchases related to shares surrendered for tax withholding.

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

Full Cost Pool Ceiling Test and Proved Undeveloped Reserves
For the quarter ended September 30, 2016, our capitalized costs of oil and gas properties were well below the full cost valuation ceiling. We do not currently expect that a write-down of capitalized oil and gas property costs will be required in the remaining quarters of fiscal 2017. However, lower oil prices reduced the excess, or cushion, of our valuation ceiling over our capitalized costs in the current quarter and may adversely impact our ceiling tests in future quarters. Under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to: the estimated future net cash flows from proved oil and gas reserves, discounted at 10%; plus the cost of any properties not being amortized; plus the lower of cost or fair value of unproved properties included in costs being amortized; less the income tax effect related to the differences between the book and tax basis of the properties (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average price received for our petroleum products during the twelve month period ending with the balance sheet date. If commodity prices remain at the current quarter’s lower levels, the average prices used in future ceiling test calculations will decline. We cannot give assurance that a write-down of capitalized oil and gas properties will not be required in the future.
Our proved undeveloped reserves in the Delhi field consist primarily of the NGL plant and development of the remaining eastern part of the field. Remaining estimated capital expenditures amount to $8.12 per BOE for the Phase V expansion of the CO2 flood in the undeveloped eastern part of the field included in proved undeveloped reserves. Given the geology of the Delhi field, no remaining estimated capital expenditures are required to develop our probable or possible reserves as these reserves reflect incremental quantities associated with a greater percentage recovery of hydrocarbons in place than the recovery quantities assumed for proved reserves. The NGL plant is essentially completed and we expect the first full month of production in December 2016. The expanded development of the eastern part of the Delhi field was commenced upon the reversion of our working interest in November 2014. Shortly thereafter, the operator reduced its capital budget and temporarily postponed development of the eastern part of the Delhi field. Resumption of this development project is dependent, at least in part, on the operator's allocation of available capital to projects within their portfolio. Both we and the operator believe that it is prudent to complete the NGL plant before continuing with future development of the field as the plant is projected to improve subsequent field economics. At this time, despite lower commodity price levels, we continue to believe that these projects are economically viable and it is probable they will be executed within the next several years. We base our analysis on the current lifting costs in the field and the relatively low future development costs per BOE. Therefore, we believe these reserves remain properly classified as proved undeveloped reserves under SEC guidelines.

Three Months Ended September 30, 2016 and 2015
The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended September 30,
	2016	2015	Variance	Variance %
Oil and gas production:
Crude oil revenues	$7,593,855	$7,325,813	$268,042	3.7%
NGL revenues	89	1,050	(961)	(91.5)%
Natural gas revenues	(4)	704	(708)	n.m.
Total revenues	$7,593,940	$7,327,567	$266,373	3.6%

Crude oil volumes (Bbl)	178,002	156,916	21,086	13.4%
NGL volumes (Bbl)	4	82	(78)	(95.1)%
Natural gas volumes (Mcf)	16	307	(291)	n.m.
Equivalent volumes (BOE)	178,009	157,049	20,960	13.3%

Equivalent volumes per day (BOE/D)	1,935	1,745	190	10.9%

Crude oil price per Bbl	$42.66	$46.69	$(4.03)	(8.6)%
NGL price per Bbl	22.25	12.80	9.45	73.8%
Natural gas price per Mcf	(0.25)	2.29	(2.54)	n.m.
Equivalent price per BOE	$42.66	$46.66	$(4.00)	(8.6)%

CO2 costs	$1,078,133	$1,388,926	$(310,793)	(22.4)%
All other lease operating expense	1,266,508	1,219,653	46,855	3.8%
Production costs	$2,344,641	$2,608,579	$(263,938)	(10.1)%
Production costs per BOE	$13.17	$16.61	$(3.44)	(20.7)%

CO2 volumes mcf per day, gross	73,747	89,705	(15,958)	(17.8)%

Oil and gas DD&A (a)	$1,265,637	$1,188,872	$76,765	6.5%
Oil and gas DD&A per BOE	$7.11	$7.57	$(0.46)	(6.1)%

Artificial lift technology services:
Services revenues	$—	$51,839	$(51,839)	n.m.
Cost of service	—	9,868	(9,868)	n.m.
Depreciation and amortization expense	$—	$25,384	$(25,384)	n.m.

n.m. Not meaningful.

(a) Excludes depreciation and amortization expense for artificial lift technology services and $7,802 and $4,017 of other depreciation and amortization expense for the three months ended September 30, 2016 and 2015, respectively.

Net Income Available to Common Stockholders. For the three months ended September 30, 2016, we generated net income to common shareholders of $0.6 million, or $0.02 per diluted share, on total revenues of $7.6 million. This compares to net income of $2.9 million, or $0.09 per diluted share, on total revenues of $7.4 million for the year-ago period.  The $2.4 million earnings decrease resulted from $2.0 million decrease in derivative gains, $1.1 million from a year-ago insurance recovery, and a $1.1 million increase in allocated net income to holders of called preferred shares, partially offset by $0.2 million of higher revenue, $0.7 million of lower operating costs and $0.9 million of lower income taxes.
Oil and Gas Production. Revenues increased 3% to $7.6 million  primarily as a result of a 13% increase in production volumes from the year-ago period, partially offset by a 9% decline in realized prices from $46.66 per equivalent barrel to $42.66 per barrel in the current period. Delhi oil production and revenues comprise virtually all of our revenues. Delhi gross production of 7,371 BOPD was 14.8% higher compared to the year-ago period as a result of production enhancement and conformance operations in the field.
Production Costs. Production costs for the three months ended September 30, 2016 were $2.3 million, a $0.3 million decrease from the year-ago quarter primarily attributable to the Delhi field. Delhi production costs for the current period were $2.3 million of which $1.1 million was for CO2 costs, compared to $2.6 million, of which $1.4 million was for CO2 costs, in the year-ago period. Average gross injection volumes decreased from 89,705 Mcf per day in the year-ago period to 73,747 Mcf per day for the current quarter. For the current quarter, production costs were $13.17 per BOE on total production volumes. Production costs were $18.09 per BOE calculated solely on our Delhi working interest volumes, which includes $8.35 per working interest BOE for CO2 costs. These latter production costs per BOE exclude production volumes from our royalty interests in the Delhi field, which bear no production costs, and are therefore higher than the rates per BOE on our total production volumes.
General and Administrative Expenses (“G&A”). G&A expenses decreased $0.4 million, or 27%, to $1.2 million for the three months ended September 30, 2016 from the year-ago period primarily due to a $0.3 million decrease in litigation costs and a lower salary and benefit expenses.
Other Income and Expenses. For the three months ended September 30, 2016, aggregate other items decreased $3.0 million from the year-ago quarter due to a $2.0 million decrease in derivative gains and a year-ago $1.1 million gain from an insurance recovery at the Delhi field.
Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A increased $0.1 million, or 5%, to $1.3 million for the current period compared to $1.2 million for the year-ago period as a result of $0.1 million of higher amortization of the full cost pool, partially offset by lower depreciation on fixed assets. Compared to the year-ago quarter, the increase in full cost pool amortization was due to a 13% production increase to 178,009 BOE, partially offset by a 6% lower amortization rate of $7.11 per BOE. The rate decrease is primarily due to lower future development costs compared to the year-ago quarter as certain proved undeveloped reserves, particularly Phase VI area, were found to be uneconomical at June 30, 2016.
Other Economic Factors
Inflation. Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services. Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services greatly impact our lease operating expenses and our capital expenditures. During fiscal 2016 and fiscal 2017 to date, we have seen some declines in operating and capital costs as a result of lower demand and excess supply of goods and services in the industry. Product prices, operating costs and development costs may not always move in tandem.
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
Seasonality.  Our business is generally not directly seasonal, except for instances when weather conditions may adversely affect access to our properties or delivery of our petroleum products.  Although we do not generally modify our production for changes in market demand, we do experience seasonality in the product prices we receive, driven by summer cooling and driving, winter heating, and extremes in seasonal weather, including hurricanes, that may substantially affect oil and natural gas production and imports.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the quarter ended September 30, 2016.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Information about market risks for the three months ended September 30, 2016, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2016.
Commodity Price Risk
Our most significant market risk is the pricing for crude oil, natural gas and NGLs. We expect energy prices to remain volatile and unpredictable. If energy prices decline significantly, our revenues and cash flow would significantly decline. In addition, a non-cash write-down of our oil and gas properties could be required under full cost accounting rules if future oil and gas commodity prices sustained a significant decline. Prices also affect the amount of cash flow available for capital expenditures and our ability to borrow and raise additional capital, as, if and when needed. We may use derivative instruments to manage our exposure to commodity price risk from time to time based on our assessment of such risk.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2016 we have determined there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in certain legal proceedings that are described in Part I. Item 3. “Legal Proceedings” and Note 18 — Commitments and Contingencies under Part II. Item 8. “Financial Statements” in our 2016 Annual Report. Material developments in the status of those proceedings during the quarter ended September 30, 2016 are described in Part I. Item 1. "Financial Information" under Note 15 — Commitments and Contingencies in this Quarterly Report and incorporated herein by reference. We believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on our financial position or on our results of operations.

ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended June 30, 2016 includes a detailed description of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2016.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2016, the Company did not sell any equity securities that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2016, the Company received shares of common stock from employees of the Company to pay their share of payroll taxes arising from vestings of restricted stock and/or exercises of stock options. The acquisition cost per share reflected the weighted-average market price of the Company’s shares of capital stock at the dates of exercise or restricted stock vesting. During the quarter ended September 30, 2016, the Company did not purchase any common stock in the open market under the previously announced share repurchase program. The table below summarizes information about the Company's purchases of its common stock during the quarter ended September 30, 2016.

Period	(a) Total Number of Shares (or Units) Purchased (1) (2)	(b) Average Price Paid per Share (or Units)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month of July 2016	None	Not applicable	Not applicable	$3.4 million
Month of August 2016	1,881	$5.58	Not applicable	$3.4 million
Month of September 2016	56,266	$5.67	Not applicable	$3.4 million

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

(2)
During current quarter the Company received 58,147 shares of common stock from certain of its employees which were surrendered in exchange for their payroll tax liabilities arising from vestings of restricted stock. The acquisition cost per share reflected the weighted-average market price of the Company's shares at the dates vested.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
A.            Exhibits

10.1	First Amendment to Credit Agreement dated April 11, 2016, between Evolution Petroleum Corporation and Midfirst Bank effective October 18, 2016 (filed herein.)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION PETROLEUM CORPORATION
(Registrant)

	By:	/s/ RANDALL D. KEYS
Randall D. Keys
President and Chief Executive Officer

Date: November 9, 2016