Form 10-Q
period 2016-12-31
EVOLUTION PETROLEUM CORP
filed 2017-02-08
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of February 6, 2017, was 33,062,297.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	December 31, 2016	June 30, 2016
Assets
Current assets
Cash and cash equivalents	$19,156,377	$34,077,060
Receivables	3,101,169	2,638,188
Deferred tax asset	—	105,321
Derivative assets, net	—	14,132
Prepaid expenses and other current assets	618,788	251,749
Total current assets	22,876,334	37,086,450
Oil and natural gas property and equipment, net (full-cost method of accounting)	63,832,372	59,970,463
Other property and equipment, net	48,096	28,649
Total property and equipment	63,880,468	59,999,112
Other assets	330,300	365,489
Total assets	$87,087,102	$97,451,051
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,259,711	$5,809,107
Accrued liabilities and other	701,031	2,097,951
State and federal income taxes payable	310,544	621,850
Total current liabilities	4,271,286	8,528,908
Long term liabilities
Deferred income taxes	13,444,891	11,840,693
Asset retirement obligations	784,247	760,300
Total liabilities	18,500,424	21,129,901
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock, par value $0.001; 5,000,000 shares authorized:8.5% Series A Cumulative Preferred Stock, 1,000,000 shares designated, 317,319 shares issued; no shares outstanding at December 31, 2016 as all shares were redeemed November 14, 2016 (Note 8); and 317,319 shares outstanding at June 30, 2016 with a liquidation preference of $7,932,975 ($25.00 per share)	—	317
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 33,062,297 shares and 32,907,863 as of December 31, 2016 and June 30, 2016, respectively	33,062	32,907
Additional paid-in capital	40,368,236	47,171,563
Retained earnings	28,185,380	29,116,363
Total stockholders’ equity	68,586,678	76,321,150
Total liabilities and stockholders’ equity	$87,087,102	$97,451,051

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Revenues
Crude oil	$8,529,817	$6,565,804	$16,123,672	$13,891,617
Natural gas liquids	—	685	89	1,735
Natural gas	—	317	(4)	1,021
Artificial lift technology services	—	56,121	—	107,960
Total revenues	8,529,817	6,622,927	16,123,757	14,002,333
Operating costs
Production costs	2,292,421	2,229,741	4,637,062	4,838,320
Cost of artificial lift technology services	—	50,131	—	59,999
Depreciation, depletion and amortization	1,307,510	1,471,571	2,580,949	2,689,844
Accretion of discount on asset retirement obligations	13,106	11,517	26,330	22,860
General and administrative expenses *	1,241,399	2,057,521	2,476,442	3,742,366
Restructuring charges **	—	1,257,433	—	1,257,433
Total operating costs	4,854,436	7,077,914	9,720,783	12,610,822
Income (loss) from operations	3,675,381	(454,987)	6,402,974	1,391,511
Other
Gain on realized derivative instruments, net	—	1,298,201	90	2,164,628
Gain (loss) on unrealized derivative instruments, net	—	361,761	(14,132)	1,433,723
Delhi field insurance recovery related to pre-reversion event	—	—	—	1,074,957
Interest and other income	14,061	5,853	26,806	11,665
Interest expense	(20,711)	(18,666)	(41,056)	(37,126)
Income before income taxes	3,668,731	1,192,162	6,374,682	6,039,358
Income tax provision	1,361,097	368,889	2,250,273	2,123,858
Net income attributable to the Company	2,307,634	823,273	4,124,409	3,915,500
Dividends on preferred stock	—	168,576	250,990	337,151
Deemed dividend on preferred shares called for redemption	—	—	1,002,440	—
Net income available to common stockholders	$2,307,634	$654,697	$2,870,979	$3,578,349
Earnings per common share
Basic	$0.07	$0.02	$0.09	$0.11
Diluted	$0.07	$0.02	$0.09	$0.11
Weighted average number of common shares
Basic	33,047,166	32,741,166	33,002,088	32,729,705
Diluted	33,083,027	32,802,440	33,037,269	32,789,461

* General and administrative expenses for the three months ended December 31, 2016 and 2015 included non-cash stock-based compensation expense of $275,184 and $212,724, respectively. For the corresponding six month periods, non-cash stock compensation expense was $586,872 and $430,839, respectively.

** Restructuring charges include $59,339 of non-cash stock compensation expense for the three and six months ended December 31, 2015.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net income attributable to the Company	$4,124,409	$3,915,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,609,356	2,714,162
Impairments included in restructuring charge	—	569,228
Stock-based compensation	586,872	490,178
Accretion of discount on asset retirement obligations	26,330	22,860
Settlements of asset retirement obligations	(121,391)	—
Deferred income taxes	1,709,519	(547,579)
(Gain) loss on derivative instruments, net	14,042	(3,598,351)
Write-off of deferred loan costs	—	50,414
Changes in operating assets and liabilities:
Receivables	(462,981)	1,167,391
Prepaid expenses and other current assets	(367,039)	(119,515)
Accounts payable and accrued expenses	(1,955,546)	(310,054)
Income taxes payable	(311,306)	152,898
Net cash provided by operating activities	5,852,265	4,507,132
Cash flows from investing activities
Derivative settlement payments (paid) received	(318,618)	1,561,979
Capital expenditures for oil and natural gas properties	(7,978,130)	(8,650,217)
Capital expenditures for other property and equipment	(30,447)	—
Other assets	—	(161,345)
Net cash used in investing activities	(8,327,195)	(7,249,583)
Cash flows from financing activities
Cash dividends to preferred stockholders	(250,990)	(337,151)
Cash dividends to common stockholders	(3,801,962)	(3,268,319)
Common share repurchases, including shares surrendered for tax withholding	(459,858)	(1,354,743)
Tax benefits related to stock-based compensation	—	3,910,163
Redemption of preferred shares	(7,932,975)	—
Other	32	(1,243)
Net cash (used in) provided by financing activities	(12,445,753)	(1,051,293)
Net decrease in cash and cash equivalents	(14,920,683)	(3,793,744)
Cash and cash equivalents, beginning of period	34,077,060	20,118,757
Cash and cash equivalents, end of period	$19,156,377	$16,325,013

Supplemental disclosures of cash flow information:	Six Months Ended December 31,
	2016	2015
Income taxes paid	$1,278,773	$440,000
Louisiana carryback income tax refund and related interest received	—	1,556,999
Non-cash transactions:
Change in accounts payable used to acquire property and equipment	(1,516,932)	(2,442,183)
Deferred loan costs charged to oil and gas property costs	—	108,472
Settlement of accrued treasury stock purchases	—	(170,283)
Royalty rights acquired through non-monetary exchange of patent and trademark assets		108,512
 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statement of Changes in Stockholders' Equity
For the Six Months Ended December 31, 2016
(Unaudited)

	Preferred		Common Stock
					Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value	Shares	Par Value
Balance at June 30, 2016	317,319	$317	32,907,863	$32,907	$47,171,563	$29,116,363	$—	$76,321,150
Issuance of restricted common stock	—	—	227,889	228	(196)	—	—	32
Common share repurchases, including shares surrendered for tax withholding	—	—	(73,455)	—	—	—	(459,858)	(459,858)
Retirements of treasury stock	—	—	—	(73)	(459,785)	—	459,858	—
Stock-based compensation	—	—	—	—	586,872	—	—	586,872
Redemption of preferred shares	(317,319)	(317)	—	—	(6,930,218)	(1,002,440)	—	(7,932,975)
Net income attributable to the Company	—	—	—	—	—	4,124,409	—	4,124,409
Common stock cash dividends	—	—	—	—	—	(3,801,962)	—	(3,801,962)
Preferred stock cash dividends	—	—	—	—	—	(250,990)	—	(250,990)
Balance at December 31, 2016	—	$—	33,062,297	$33,062	$40,368,236	$28,185,380	$—	$68,586,678

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

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include (a) reserve quantities and estimated future cash flows associated with proved reserves, which significantly impact depletion expense and potential impairments of oil and natural gas properties, (b) income taxes and the valuation of deferred tax assets, (c) stock-based compensation and (d) commitments and contingencies. We analyze our estimates based on historical experience and various other assumptions that we believe to be reasonable. While we believe that our estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

New Accounting Pronouncements.
In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-14, which defers the effective date of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (" ASU 2014-09") by one year and allows entities the option to early adopt the new revenue standard as of the original effective date. Issued in May 2014, ASU 2014-09 provided guidance on revenue recognition on contracts with customers to transfer goods or services or on contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition on contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public companies, ASU 2014-09 would have been effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard provided for either the retrospective or cumulative effect transition method. The Company is currently assessing the impact of the adoption of ASU 2014-09 will have on its consolidated financial statements, if any.
On February 25, 2016, the FASB issued ASU 2016-02 , Leases (“ASU 2016-02”), which relates to the accounting for leasing transactions.  This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than twelve months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

New Accounting Pronouncements Adopted.

The Company early adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, to be applied prospectively effective for the three months ended September 30, 2016, the first quarter of our fiscal year. This amended guidance simplifies the balance sheet position presentation and reduces complexity in accounting for deferred income tax assets and liabilities. The update requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. As a result, current deferred tax assets of $105,321 have been netted together with noncurrent deferred income tax liabilities on the December 31, 2016 consolidated condensed balance sheet. The prior period presented has not been retrospectively adjusted.

The Company early adopted ASU 2016-09, Compensation - Stock Compensation:  Improvements to Employee Share-Based Payment Accounting, effective for the three months ended September 30, 2016. This amended guidance simplifies and improves several aspects of the accounting for employee share-based payment transactions. Under previous guidance excess tax benefits were recognized as paid in capital to the extent they reduced cash taxes otherwise payable, and tax deficiencies were recognized as an offset to accumulated excess benefits, if any, or in the statement of operations. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statements of operations when the awards vest or are settled. Under the required modified retrospective transition, the Company had no cumulative-effect adjustment to retained earnings at the beginning of the period of adoption, as its accumulated excess tax benefits had been completely used in reducing taxable income for the year ended June 30, 2016. For vestings which occurred in the six months ended December 31, 2016, a related tax deficiency of $22,574 was recognized in income tax expense. The Company also elected to prospectively adopt the presentation of excess tax benefits in the operating section of the statements of cash flows. Accordingly, such statements for pre-adoption periods will continue to present excess tax benefits in the financing section. The amended guidance permits entities to make an accounting policy election related to how forfeitures will impact the recognition of compensation cost for stock-based compensation: to continue to estimate the total number of awards for which the requisite service period will not be rendered as currently required or, to be applied on a modified retrospective basis, to account for forfeitures as they occur. Upon early adoption, the Company elected to change its accounting policy to account for forfeitures as they occur. Except for income tax expense mentioned above, none of the other provisions in this amended guidance had a material impact on our condensed consolidated financial statements.

Note 2 — Receivables

As of December 31, 2016 and June 30, 2016, our receivables consisted of the following:

	December 31, 2016	June 30, 2016
Receivables from oil and gas sales	$3,095,155	$2,637,593
Other	6,014	595
Total receivables	$3,101,169	$2,638,188

Note 3 — Prepaid Expenses and Other Current Assets

As of December 31, 2016 and June 30, 2016, our prepaid expenses and other current assets consisted of the following:

	December 31, 2016	June 30, 2016
Prepaid insurance	$126,663	$168,681
Retainers and deposits	7,553	30,568
Prepaid federal and state income taxes	426,713	—
Other prepaid expenses	57,859	52,500
Prepaid expenses and other current assets	$618,788	$251,749

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 4 — Property and Equipment

As of December 31, 2016 and June 30, 2016, our oil and natural gas properties and other property and equipment consisted of the following:

	December 31, 2016	June 30, 2016
Oil and natural gas properties
Property costs subject to amortization	$83,869,552	$77,408,353
Less: Accumulated depreciation, depletion, and amortization	(20,037,180)	(17,437,890)
Unproved properties not subject to amortization	—	—
Oil and natural gas properties, net	$63,832,372	$59,970,463
Other property and equipment
Furniture, fixtures, office equipment and other, at cost	$134,964	$235,752
Less: Accumulated depreciation	(86,868)	(207,103)
Other property and equipment, net	$48,096	$28,649

During the six months ended December 31, 2016, the Company incurred capital expenditures of $6.5 million for the Delhi field, including approximately $4.5 million for the NGL plant project. We have incurred approximately $26.0 million on a cumulative basis for the NGL plant.
Note 5 — Other Assets

As of December 31, 2016 and June 30, 2016, other assets consisted of the following:

	December 31, 2016	June 30, 2016
Royalty rights	$108,512	$108,512
Less: Accumulated amortization of royalty rights	(13,564)	(6,782)
Investment in Well Lift Inc., at cost	108,750	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(42,370)	(13,963)
Other assets, net	$330,300	$365,489
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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 6 — Accrued Liabilities and Other

As of December 31, 2016 and June 30, 2016, our other current liabilities consisted of the following:

	December 31, 2016	June 30, 2016
Accrued incentive and other compensation	$275,260	$999,172
Asset retirement obligations due within one year	49,050	201,896
Accrued royalties, including suspended accounts	40,870	49,580
Accrued franchise taxes	77,151	62,834
Accrued restructuring costs	212,013	419,488
Payables for settled derivatives	—	318,708
Other accrued liabilities	46,687	46,273
Accrued liabilities and other	$701,031	$2,097,951

Accrued Restructuring Costs

On December 31, 2015 we terminated three employees of the Company in connection with the separation of our artificial lift technology operations and recorded a $1,257,433 restructuring charge which consisted of $569,228 for the impairment of technology assets, $59,339 of stock-based compensation from accelerated vesting of terminated employees' equity awards and $628,866 of accrued salary and benefit continuation expenses. The separation agreements included releases from liabilities and other provisions including agreements not to compete.

Our current estimate of remaining restructuring obligations as of December 31, 2016 is as follows:

Type of Cost	December 31, 2015	Payments (1)	December 31, 2016
Salary expense	$530,387	$(353,591)	$176,796
Payroll taxes and benefits expense	98,479	(63,262)	35,217
Accrued liability for restructuring costs	$628,866	$(416,853)	$212,013

(1) During the six months ended December 31, 2016, we paid $176,795 of salary continuation and $30,680 of related payroll taxes and benefits.

Note 7 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the six months ended December 31, 2016 and for the year ended June 30, 2016:

	December 31, 2016	June 30, 2016
Asset retirement obligations — beginning of period	$962,196	$772,990
Liabilities incurred	—	28,505
Liabilities settled	(107,412)	—
Liabilities sold (a)	(47,817)	—
Accretion of discount	26,330	49,054
Revision of previous estimates	—	111,647
Asset retirement obligations — end of period	$833,297	$962,196
Less current portion in accrued liabilities (b)	(49,050)	(201,896)
Long-term portion of asset retirement obligations	$784,247	$760,300

(a) We conveyed our interest in a well to the previous operator in exchange for the assumption of our asset retirement obligation.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

(b) We expect to retire our one remaining operated well before the end of our fiscal year. Once this retirement occurs, our asset retirement obligations will consist entirely of our working interest obligations in the Delhi field.
Note 8 — Stockholders’ Equity

 Common Stock

As of December 31, 2016, we had 33,062,297 shares of common stock outstanding.

Commencing in December 2013, the Board of Directors initiated a quarterly cash dividend on our common stock at a quarterly rate of $0.10 per share. This rate was subsequently adjusted to $0.05 per share during the quarter ended March 31, 2015. The Board of Directors increased the quarterly cash dividend dividend to $0.065 per share effective with the December 2016 dividend payment. During the six months ended December 31, 2016, the Company declared two quarterly dividends on its common stock and paid $3,801,962 to its common stockholders.

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

During the six months ended December 31, 2016, the Company acquired 73,455 shares of treasury stock at an average cost of $6.26 per share (totaling $459,858) from holders of newly vested stock-based awards to fund the recipients' payroll taxes paid in the quarter. The treasury shares were subsequently canceled.

During the six months ended December 31, 2015, the Company purchased 202,390 shares of treasury stock at an average cost of $5.80 per share (totaling $1,173,899) under its share repurchase program and also acquired 2,001 shares of treasury stock at an average cost of $5.28 per share (totaling $10,561) from holders of newly vested stock-based awards to fund the recipients' payroll taxes paid in the quarter. All treasury shares were subsequently canceled.

 Series A Cumulative Perpetual Preferred Stock Called for Redemption

On September 30, 2016, the Company declared the preferred dividend for the month of October 2016 and elected to redeem all 317,319 outstanding shares of the Company’s 8.5% Series A Cumulative (perpetual) Preferred Stock. The redemption occurred on November 14, 2016 at the issue's $25.00 per share liquidation value plus all accumulated and unpaid distributions from October 31, 2016 (the last dividend payment date before the redemption date) through the redemption date, for an aggregate redemption price of approximately $25.082639 per share:

Consideration paid to preferred shareholders at redemption at liquidation preference	$7,932,975
Payments for dividends accrued at September 30, 2016 (1)	$82,415
(1) Includes the monthly dividend for October 2016 declared by the Company.

On September 30, 2016, in connection with the planned redemption, the Company recorded a deemed dividend of $1,002,440, representing the difference between the redemption consideration paid and the historical net issuance proceeds of the preferred shares. Accordingly, net income was adjusted for this deemed dividend to determine net income attributable to common shareholders and earnings per common share.

The Series A Cumulative Preferred Stock was not convertible into our common stock and there were no sinking fund or redemption rights available to the holders thereof. With respect to dividend rights and rights upon our liquidation, winding-up or dissolution, the Series A Preferred Stock ranked senior to our common stockholders, but subordinate to any of our existing and future debt.  Dividends on the Series A Cumulative Preferred Stock accrued and accumulated at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly at $0.177083 per share, as, if and when declared by our Board of Directors through its Dividend Committee. We paid cash dividends of $250,990 and $337,151 to holders of our Series A Preferred Stock during the six months ended December 31, 2016 and 2015, respectively.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2016, we expect all preferred and common dividends to be treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2017, we also expect all common and remaining preferred dividends for such period will be treated as qualified dividend income.
Note 9 — Stock-Based Incentive Plan

At the December 8, 2016 annual meeting, the stockholders approved the adoption of the Evolution Petroleum Corporation 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "2004 Plan"). The 2016 Plan authorizes the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of December 31, 2016, 1,100,000 shares were available for grant under the 2016 Plan.

At December 31, 2016, there were no shares remaining available for grant under the 2004 Plan. We were authorized to issue 6,500,000 shares of common stock under the 2004 Plan prior to its scheduled expiration on October 24, 2017. In connection with the adoption of the 2016 Plan, the Board terminated the 2004 Plan on December 8, 2016 and 32,146 remaining reserved shares were released to the Company's authorized but unissued and unreserved shares. All outstanding awards granted under the 2004 Plan continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards and the terms of the 2004 Plan. Under these agreements, we have granted option awards to purchase common stock (the "Stock Options"), restricted common stock awards ("Restricted Stock"), contingent restricted common stock awards ("Contingent Restricted Stock") and/or unrestricted fully vested common stock, to employees, directors, and consultants of the Company.

Stock Options

No Stock Options have been granted since August 2008 and all compensation costs attributable to Stock Options have been recognized in prior periods. The following summary presents information regarding outstanding Stock Options as of December 31, 2016, and the changes during the period:

	Number of Stock Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Weighted Average Remaining Contractual Term (in years)
Stock Options outstanding at July 1, 2016	35,231	$2.19
Exercised	—	—
Expired	—	—
Stock Options outstanding at December 31, 2016	35,231	$2.19	$275,154	0.7
Vested and exercisable at December 31, 2016	35,231	$2.19	$275,154	0.7
(1) Based upon the difference between the market price of our common stock on the last trading date of the period ($10.00 as of December 31, 2016) and the Stock Option exercise price of in-the-money Stock Options.

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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on the grant date fair value when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the four-year term. As of December 31, 2016, certain contingent performance-based awards were not considered probable of vesting for accounting purposes and no compensation expense has been recognized with regard to these awards. If these awards are later determined to be probable of vesting, cumulative compensation expense will be recorded at that time and amortization would continue over the remaining expected vesting period.

Market-based awards granted in 2014 and 2015 entitle employees to vest in a fixed number of shares when the three-year trailing total return on the Company’s common stock exceeds the corresponding total returns of various quartiles of companies comprising the SIG Exploration and Production Index (NASDAQ EPX) during defined measurement periods. Market-based awards granted in 2016 entitle employees to vest in a fixed number of shares when the three-year trailing total return on the Company’s common stock exceeds the corresponding total returns of various quartiles of an index consisting of designated peer companies during defined measurement periods. The fair value and expected vesting period of these awards were determined using a Monte Carlo simulation based on the historical volatility of the Company's total return compared to the historical volatilities of the other companies in the index. During the six months ended December 31, 2016, we granted market-based awards with grant date fair values ranging from $3.42 to $5.62 per share, all with an expected vesting period of 2.83 years, based on the various quartiles of comparative market performance. During the fiscal year ended June 30, 2016, we granted market-based awards with grant date fair values ranging from $2.93 to $5.07 per share, all with an expected vesting period of 3.83 years, based on the various quartiles of comparative market performance.  During the fiscal year ended June 30, 2015, we granted market-based awards with grant date fair values ranging from $4.26 to $8.40 per share and with expected vesting periods of 3.30 years to 2.55 years, based on the various quartiles of comparative market performance. Compensation expense for market-based awards is recognized over the expected vesting period using the straight-line method, so long as the award holder remains an employee of the Company. Total compensation expense is based on the fair value of the awards at the date of grant and is independent of vesting or expiration of the awards, except for termination of service.

Unvested Restricted Stock awards at December 31, 2016 consisted of the following:

Award Type	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	221,956	$7.12
Performance-based awards	54,475	5.67
Market-based awards	119,227	4.97
Unvested Restricted Stock at December 31, 2016	395,658	$6.28
The following table sets forth the Restricted Stock transactions for the six months ended December 31, 2016:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at December 31, 2016	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2016	406,848	$6.74
Service-based shares granted	86,563	7.02
Performance-based shares granted	54,475	5.67
Market-based shares granted	54,475	5.44
Vested	(206,703)	7.11
Unvested Restricted Stock at December 31, 2016	395,658	$6.28	$2,194,326	2.4

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Unvested Contingent Restricted Stock awards at December 31, 2016 consisted of the following:

Award Type	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value
Performance-based awards	39,403	$7.02
Market-based awards	73,867	3.37
Unvested contingent shares at December 31, 2016	113,270	$4.64
The following table sets forth Contingent Restricted Stock transactions for the six months ended December 31, 2016:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at December 31, 2016 (1)	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2016	91,172	$5.21
Performance-based awards granted	27,237	5.67
Market-based awards granted	27,237	3.42
Vested	(32,376)	6.09
Unvested contingent shares at December 31, 2016	113,270	$4.64	$167,781	2.4
(1) Excludes $276,702 of potential future compensation expense for contingent performance-based awards for which vesting is not considered probable at this time for accounting purposes.
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended December 31, 2016 and 2015 was $275,184 and $272,063, respectively. For the corresponding six month periods, non-cash stock compensation expense was $586,872 and $490,178, respectively.
Note 10 — Derivatives
In early June 2015, the Company began using derivative instruments to reduce its exposure to crude oil price volatility for a substantial portion of its near-term forecasted production. The Company's objectives for this program are to achieve a more predictable level of cash flows to support the Company’s capital expenditure program and to provide better financial visibility for the payment of dividends on common stock. The Company may use both fixed price swap agreements and costless collars to manage its exposure to crude oil price risk. While these derivative instruments are intended to limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements.
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
The Company held no crude oil derivative instruments as of December 31, 2016 and has not subsequently acquired any crude oil derivative positions.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

For the six months ended December 31, 2016, the Company recorded in the consolidated statement of operations a loss on derivative instruments of $14,042 consisting of a realized gain of $90 on settled derivatives and an unrealized net loss of $14,132 on unsettled derivatives. For the six months ended December 31, 2015, the Company recorded in its consolidated statement of operations a gain on derivative instruments of $3,598,351 consisting of a realized gain of $2,164,628 on settled positions and an unrealized net gain of $1,433,723 on open positions.
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

There were no unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the six months ended December 31, 2016.  We believe we have appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of various factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2013 through June 30, 2016 for federal tax purposes and for the years ended June 30, 2011 through June 30, 2016 for state tax purposes. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.

We recognized income tax expense of $2,250,273 and $2,123,858 for the six months ended December 31, 2016 and 2015, respectively, with corresponding effective tax rates of 35% and 35%. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation and other permanent differences. The effective tax rate for the six months ended December 31, 2016 was slightly higher than the statutory federal rate as a result of state income taxes and the tax effects of stock-based compensation, offset by percentage depletion in excess of basis.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 13 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015
Numerator
Net income available to common shareholders	$2,307,634	$654,697	$2,870,979	$3,578,349
Denominator
Weighted average number of common shares — Basic	33,047,166	32,741,166	33,002,088	32,729,705
Effect of dilutive securities:
Contingent restricted stock grants	9,836	9,795	10,909	9,322
Stock options	26,025	51,479	24,272	50,434
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	33,083,027	32,802,440	33,037,269	32,789,461

Net income per common share — Basic	$0.07	$0.02	$0.09	$0.11
Net income per common share — Diluted	$0.07	$0.02	$0.09	$0.11

Outstanding potentially dilutive securities as of December 31, 2016 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At December 31, 2016
Contingent Restricted Stock grants	$—	113,270
Stock Options	2.19	35,231
Total outstanding potentially dilutive securities	$0.52	148,501

Outstanding potentially dilutive securities as of December 31, 2015 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At December 31, 2015
Contingent Restricted Stock grants	$—	106,826
Stock Options	2.40	85,231
Total outstanding potentially dilutive securities	$1.07	192,057

Note 14 — Senior Secured Credit Agreement

On April 11, 2016, the Company entered into a new three-year, senior secured reserve-based credit facility ("Facility") in an amount up to $50 million. The Facility replaces the Company's previous unsecured credit facility which expired in April 2016. The initial borrowing base under the Facility was set at $10,000,000. As of December 31, 2016, the Company was in compliance with all covenants contained in the Facility, and no amounts were outstanding under the Facility.
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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

(c) a consolidated tangible net worth of not less than $40 million, all as defined under the Facility.
In connection with this agreement, the Company incurred $168,972 of debt issuance costs. Such costs were capitalized in Other Assets and are being amortized to expense. The unamortized balance in debt issuance costs related to the Facility was $126,602 as of December 31, 2016.
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

On December 3, 2013, our wholly owned subsidiary, NGS Sub Corp., was served with a lawsuit filed in the 8th Judicial District Court of Winn Parish, Louisiana by Cecil M. Brooks and Brandon Hawkins, residents of Louisiana, alleging that in 2006 a former subsidiary of NGS Sub Corp. improperly disposed of water from an off-lease well into a well located on the plaintiffs’ lands in Winn Parish. The plaintiffs requested monetary damages and other relief. The plaintiffs subsequently filed an amended petition joining the Company as defendants in its capacity as parent company of NGS Sub Corp. NGS Sub Corp. divested its ownership of the property in question along with its ownership of the subsidiary in 2008 to a third party. NGS Sub Corp. and the Company have denied the plaintiffs’ claims. The district court dismissed the claim of Brooks against NGS Sub Corp. and the Company because Brooks purchased the land where the well is located subsequent to the divestiture of the property by NGS Sub. Corp. The claim of Hawkins is still being defended. Trial is currently scheduled for late November 2017. We will continue to vigorously defend the claims and based on the input of our legal counsel, we consider the likelihood of a material loss to the Company in this matter to be remote.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on May 31, 2019. Future minimum lease commitments as of December 31, 2016 under this operating lease are as follows:

Twelve months ended December 31,
2017	$73,073
2018	$73,073
2019	$30,447

Rent expense for the three months ended December 31, 2016 and 2015 was $18,569 and $45,857, respectively. Rent expense for the corresponding six month periods was $53,425 and $90,900, respectively.
Note 16 — Subsequent Event
On February 7, 2017, the Company announced that its Board of Directors increased the quarterly cash dividend to common shareholders to $0.07 per share. The dividend will payable on March 31, 2017 to shareholders of record on March 15, 2017.

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

Executive Overview

General

We are engaged primarily in the development and production of oil and gas reserves within known oil and gas resources utilizing conventional technology with a focus on creating value on a per share basis. In doing so, we depend on a conservative capital structure, allowing us to maintain control of our assets for the benefit of our stockholders, and a substantial stock ownership by our directors, officers and staff. By policy, every employee and director maintains a beneficial ownership in our common stock.

Our strategy is to maximize the value realized by our stockholders from our assets, particularly our core Delhi asset.

We are currently funding our fiscal 2017 capital program from working capital and net cash flows from our properties.

Highlights for our Second Quarter of Fiscal 2017 and Operations Update

"Current quarter" refers to the three months ended December 31, 2016, the Company's second quarter of fiscal 2017.

"Prior quarter" refers to the three months ended September 30, 2016, the Company's first quarter of fiscal 2017.

"Year-ago quarter" refers to the three months ended December 31, 2015, the Company's second quarter of fiscal 2016.

Highlights

•	We reported net income of $2.3 million in the current quarter, or $0.07 per common share.

•
We paid our thirteenth consecutive quarterly cash dividend on common shares, in the amount of $0.065 per share, which reflected a 30% increase over the prior quarter. We set the March 2017 dividend at $0.07 per share, a further increase of 8%.

•
Gross production in the Delhi field was 2.8% higher than the prior quarter, increasing to 7,580 barrels of oil per day (“BOPD”) from 7,371 BOPD, primarily from conformance and production enhancement operations. This production consisted entirely of crude oil as first sales of natural gas liquids ("NGL") occurred after the end of the quarter.

•	Our net production increased to 1,987 BOPD, from 1,935 BOPD in the prior quarter. Our average realized price per barrel increased 9.4% to $46.66, up from $42.66 per barrel in the prior quarter.

•	Our per unit lifting cost at Delhi was $12.54 per barrel, which represents a 4.8% decline from the prior quarter and was 6.7% lower than the year-ago quarter.

•	The Delhi NGL plant started operating in December 2016 and first NGL sales occurred in mid-January 2017 following line and storage tank fill.

•
We completed the redemption of all of our 8.5% Series A Cumulative Preferred Stock at a cost of $7.9 million utilizing working capital. This will increase cash available to common stockholders by $674,302 per year, or $0.02 per common share.

•	We ended the quarter with $18.6 million of working capital, substantially all of which was cash, with the capital expenditures related to the NGL plant completed.

•	We remain debt free.

Projects

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.4 of our Form 10-K for the year ended June 30, 2016.

Delhi Field - Enhanced Oil Recovery Project

Gross production at Delhi in the second quarter of fiscal 2017 averaged 7,580 BOPD, an increase of 11.3% from the year-ago quarter, and a 2.8% increase from the prior quarter. The year-over-year increase in production volumes was primarily the result of conformance projects and other production enhancement operations. Our interests in the Delhi field consist of a 23.9% working interest (with associated 19.0% net revenue interest) and separate royalty interests of 7.2%. This yields a total net revenue interest of 26.2%.

Field operating expenses were $12.54 per barrel in the current quarter compared to $13.14 in the prior quarter. Our net share of second quarter lease operating expenses in the Delhi field were $2.3 million in the current quarter, which was unchanged from the prior quarter despite a slightly higher cost per Mcf of CO2, and up slightly from $2.2 million a year ago. Purchased CO2 volumes were 67.0 MMcf per day, down 9% from 73.7 MMcf in the prior quarter. However, lower purchased CO2 volumes were offset by the increase in the cost per Mcf, which is tied directly to higher realized oil prices in the field. Calculated on total net production volumes, our total CO2 costs were $5.70 in the current quarter compared to $6.06 per barrel in the prior quarter. (Under our contract with the operator, purchased CO2 is priced at 1% of the realized oil price in the field per thousand cubic feet (“Mcf”) plus sales taxes of 8% plus transportation costs of $0.20 per Mcf.)

The NGL plant started up in late December 2016 with only nominal production of NGLs in the second quarter. The first sales of NGL products occurred in mid-January 2017. Production has been ramping up during an optimization period in January and full production is expected during the third fiscal quarter. In the current quarter, we incurred $2.2 million related to the NGL plant, net to the Company, and have incurred approximately $26.0 million from inception to date as of December 31, 2016. The methane removed by the plant will be converted to electricity to supply power for the NGL plant and reduce electricity costs for the recycling facility. The NGL plant is also expected to increase the sweep efficiency and recovery of the CO2 flood by removing hydrocarbons for the recycle stream.

During the past eighteen months, there have been multiple conformance and re-entry projects as well as workovers to convert idle wells into producers that were primarily responsible for the increased production rates. We will continue to seek similar projects within the field in order to optimize production and increase ultimate reserve recoveries.

Liquidity and Capital Resources

We had $19.2 million and $34.1 million in cash and cash equivalents at December 31, 2016 and June 30, 2016, respectively. In addition, we had $10 million of availability under our senior secured reserve-based credit facility.

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

The Borrowing Base is subject to periodic redeterminations and further adjustments from time to time. The Borrowing Base will be redetermined semi-annually on May 15 and November 15 of each year. The Borrowing Base will also be reduced in certain circumstances such as the sale or disposition of certain oil and gas properties of the Company or its subsidiaries and changes to certain hedging positions. With volatility in commodity prices, our borrowing base and related commitments under the Facility could be reduced in the future. The Facility bears interest, at the Company's option, at either LIBOR plus 2.75% or the Prime Rate, as defined, plus 1.0%.  In November 2016, as part of our semiannual borrowing base redetermination, the lenders commitment was reaffirmed at $10 million, with our next borrowing base redetermination scheduled for May 2017.

During the six months ended December 31, 2016, we funded our operations with cash generated from operations and cash on hand. At December 31, 2016, our working capital was $18.6 million, compared to working capital of $28.6 million at June 30, 2016.  The $10.0 million decrease in working capital is primarily attributable to the $7.9 million payment for the redemption of all of our preferred stock outstanding and $4.5 million in capital expenditures on the Delhi NGL plant.
Our liquidity is highly dependent on the realized prices we receive for the oil, natural gas and natural gas liquids we produce. Commodity prices are market driven and historically volatile, and they are likely to continue to be volatile. In June 2015, the Company began using derivative instruments to reduce its exposure to oil price volatility with the goal to achieve a more predictable level of cash flows to support the Company’s capital expenditure and dividend programs. The Company has used both fixed price swap agreements and costless collars to manage its exposure to crude oil price risk. We have no derivative commitments beyond December 31, 2016 at this time, and no derivatives were utilized during the current quarter. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. Our future revenues, cash flow, profitability, access to capital and future rate of growth are significantly impacted by the prices we receive for our production.
Payment of free cash flow in excess of our operating and capital requirements through cash dividends and potential repurchases of our common stock remains a priority of our financial strategy, and it is our long term goal to increase our dividends over time as appropriate. With the NGL plant capital expenditures then substantially completed, the Company had previously announced an increase in the common stock cash dividend to $0.065 per share, effective with the dividend payment in December 2016. Following the redemption of our preferred stock and the end of its dividend requirement, the Company announced a further increase in the common stock dividend to $0.07 per share, effective with the dividend payment in March 2017. The Board of Directors intends to revisit the dividend rate later in fiscal 2017 based on results from the Delhi field, the timing of further expansion of Delhi development and the outlook for crude oil prices.
In May 2015, we established a stock repurchase plan to allow us to acquire up to $5.0 million of our common stock over time, of which we have approximately $3.4 million remaining. The actual timing and amount of repurchases will depend upon several factors, including financial resources and market conditions. In general, our share repurchase program is limited to discretionary funds and is of lesser importance than our primary objectives related to our development capital spending at Delhi and our common stock dividend program. There is no fixed termination date for the repurchase program, and the repurchase program may be suspended or discontinued at any time.
Our preference is to remain debt free under our current operating plans, but we have access to a senior secured credit facility for oil and gas development if required. In addition, we have $500 million available under an effective shelf registration statement on file with the Securities and Exchange Commission under which we may sell securities from time to time in one or more offerings. We may choose to evaluate new growth opportunities through acquisitions or other transactions. In that event, we would expect to use our internal resources of cash, working capital and borrowing capacity under our credit facility. It may also be advantageous for us to consider issuing additional equity as part of any potential transaction, but we have no specific plans to do so at this time.
Capital Budget - Delhi Field

During the six months ended December 31, 2016, we incurred $6.5 million of capital expenditures, which included $4.5 million for the NGL plant and $2.0 million in capital workovers for conformance projects and production enhancement operations and capital for drilling a new water injection well.
As of December 31, 2016, we believe we have incurred and recorded substantially all of the costs for the NGL plant, totaling approximately $26.0 million. Our current expectations for capital spending during the remainder of our fiscal year ended June 30, 2017 include a few additional conformance and workover operations totaling less than $1 million net to

Evolution.  Based on recent meetings with the field operator, we have identified new opportunities to invest in the Delhi field during the second half of this calendar year, which is part of our fiscal 2018.  The majority of this capital is planned for an infill drilling program to enhance production in the current developed area of the flood.  This program will consist of up to five new CO2 injection wells and seven new production wells and will target productive oil zones which are not being swept effectively by the current CO2 flood.  This infill program is expected to both add production and increase ultimate recoveries above the current proved oil reserves.  There are other capital projects proposed to add infrastructure for the Phase Five expansion of the Delhi field so that it can be developed in a safe and responsible manner.  We currently expect this expansion to occur during calendar 2018. Funding for our anticipated capital expenditures at Delhi over the next two fiscal years is expected to be met from cash flows from operations and current working capital.
Overview of Cash Flow Activities
Net cash provided by operating activities from operations was $5.9 million and $4.5 million for the six months ended December 31, 2016 and 2015, respectively. The $1.4 million increase in cash provided by operations between these two six month periods was due to $0.2 million of higher net income and $5.1 million increase in non-cash expenses and other adjustments to reconcile net income to net cash provided by operations partially offset by $4.0 million of cash used by operating assets and liabilities. The change in non-cash expenses and adjustments was primarily due to deferred income taxes, which increased in the current period and declined in the prior period, and a significant decrease in derivatives activities between the periods. The change in operating assets and liabilities was primarily attributable to an increase in receivables which reflected improved revenue in the current period and a reduction in accounts payable based on faster payment of operating and capital costs to the Delhi field operator as part of the June 2016 litigation settlement.
Net cash used in investing activities was $8.3 million and $7.2 million for the six months ended December 31, 2016 and 2015, respectively. The increase between the periods in cash used was primarily due to a $1.9 million reduction in cash flow from derivative settlements partially offset by $0.7 million of lower current year oil and gas capital expenditures and $0.2 million of deferred loan cost expenditures during the six months ended December 31, 2015.
Net cash used by financing activities for the six months ended December 31, 2016 and 2015 was $12.4 million and $1.1 million, respectively. The $11.4 million increase was principally due to the recent $7.9 million redemption of preferred shares, together with a $3.9 million decrease in tax benefits related to stock-based compensation.
New Accounting Pronouncements Adopted

As discussed in Note 1 "Organization and Basis of Preparation," the Company early adopted two new accounting pronouncements, effective for the three months ended September 30, 2016, the first quarter of fiscal year 2017.

ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. Under previous guidance excess tax benefits were recognized as paid in capital to the extent they reduced cash taxes otherwise payable, and tax deficiencies were recognized as an offset to accumulated excess benefits, if any, or in the statement of operations. The new guidance requires companies to record excess tax benefits and tax deficiencies as income tax benefit or expense in the statements of operations when the awards vest or are settled. Under the required modified retrospective transition, the Company had no cumulative-effect adjustment to retained earnings at the beginning of the period of adoption, as its accumulated excess tax benefits had been completely used in reducing taxable income for the year ended June 30, 2016. The Company elected to prospectively adopt the presentation of excess tax benefits in the operating section of the statements of cash flows. Accordingly, such statements for pre-adoption periods will continue to present excess tax benefits in the financing section. For vestings that occurred in the six months ended December 31, 2016, a related tax deficiency of $22,574 was included in the operating section of the statements of cash flows as income tax expense and for the six months ended December 31, 2015, $3.9 million of cash provided by tax benefits related to stock-based compensation was included in the financing section of such statements. Except for the accounting for income taxes discussed above, none of the other provisions in this amended guidance had a material impact on our condensed consolidated financial statements.

Balance Sheet Classification of Deferred Taxes. The update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. As a result, current deferred tax assets of $105,321 have been netted together with noncurrent deferred income tax liabilities on the December 31, 2016 consolidated condensed balance sheet. The prior period presented was not retrospectively adjusted.

Full Cost Pool Ceiling Test and Proved Undeveloped Reserves

As of December 31, 2016, our capitalized costs of oil and gas properties were substantially below the full cost valuation ceiling. We do not currently expect that a write-down of capitalized oil and gas property costs will be required in the remaining quarters of fiscal 2017. However, persistent and substantially lower oil prices would have an effect on the excess, or cushion, of our valuation ceiling over our capitalized costs in the current quarter and could adversely impact our ceiling tests in future quarters. Under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to: the estimated future net cash flows from proved oil and gas reserves, discounted at 10%; plus the cost of any properties not being amortized; plus the lower of cost or fair value of unproved properties included in costs being amortized; less the income tax effect related to the differences between the book and tax basis of the properties (the full cost valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average price received for our petroleum products during the twelve month period ending with the balance sheet date. If commodity prices drop below the average from the past twelve months, future ceiling test calculations would be adversely affected. We cannot give assurance that a write-down of capitalized oil and gas properties will not be required in the future.

Our proved undeveloped reserves at June 30, 2016 in the Delhi field consisted primarily of the NGL plant and development of the remaining eastern part of the field. Remaining estimated capital expenditures amount to $8.12 per BOE for the Phase V expansion of the CO2 flood in the undeveloped eastern part of the field, which is included in proved undeveloped reserves. Given the geology of the Delhi field, no remaining estimated capital expenditures are required to develop our probable or possible reserves as these reserves reflect incremental quantities associated with a greater percentage recovery of hydrocarbons in place than the recovery quantities assumed for proved reserves. The NGL plant is completed and we expect to achieve full production in our fiscal third quarter. The expanded development of the eastern part of the Delhi field was commenced upon the reversion of our working interest in November 2014. Shortly thereafter, the operator reduced its capital budget and temporarily postponed development of the eastern part of the Delhi field. Resumption of this development project is dependent, at least in part, on the operator's and our allocation of available capital to projects within their portfolio. At this time, despite lower commodity price levels, we continue to believe that these projects are economically viable and it is probable they will be executed within the next several years. We base our analysis on the current lifting costs in the field and the relatively low future development costs per BOE. Therefore, we believe these reserves remain properly classified as proved undeveloped reserves under SEC guidelines. See further discussion related to proved undeveloped reserves in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Three Months Ended December 31, 2016 and 2015
The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended December 31,
	2016	2015	Variance	Variance %
Oil and gas production:
Crude oil revenues	$8,529,817	$6,565,804	$1,964,013	29.9%
NGL revenues	—	685	(685)	n.m.
Natural gas revenues	—	317	(317)	n.m.
Total revenues	$8,529,817	$6,566,806	$1,963,011	29.9%

Crude oil volumes (Bbl)	182,815	165,847	16,968	10.2%
NGL volumes (Bbl)	—	42	(42)	n.m.
Natural gas volumes (Mcf)	—	182	(182)	n.m
Equivalent volumes (BOE)	182,815	165,919	16,896	10.2%

Equivalent volumes per day (BOE/D)	1,987	1,803	184	10.2%

Crude oil price per Bbl	$46.66	$39.59	$7.07	17.9%
NGL price per Bbl	—	16.31	(16.31)	n.m.
Natural gas price per Mcf	—	1.74	(1.74)	n.m.
Equivalent price per BOE	$46.66	$39.58	$7.08	17.9%

CO2 costs	$1,041,741	$1,017,664	$24,077	2.4%
All other lease operating expense	1,250,680	1,212,077	38,603	3.2%
Production costs	$2,292,421	$2,229,741	$62,680	2.8%
Production costs per BOE	$12.54	$13.44	$(0.90)	(6.7)%

CO2 volumes (Mcf per day, gross)	66,961	73,312	(6,351)	(8.7)%

Oil and gas DD&A (a)	$1,299,813	$1,254,350	$45,463	3.6%
Oil and gas DD&A per BOE	$7.11	$7.56	$(0.45)	(6.0)%

Artificial lift technology services:
Services revenues	$—	$56,121	$(56,121)	n.m.
Cost of service	—	50,131	(50,131)	n.m.
Depreciation and amortization expense	$—	$213,091	$(213,091)	n.m.

n.m. Not meaningful.

(a) Excludes depreciation and amortization expense for artificial lift technology services and $7,697 and $4,130 of other depreciation and amortization expense for the three months ended December 31, 2016 and 2015, respectively.

Net Income Available to Common Stockholders. For the three months ended December 31, 2016, we generated net income to common shareholders of $2.3 million, or $0.07 per diluted share, on total revenues of $8.5 million. This compares to net income of $0.7 million, or $0.02 per diluted share, on total revenues of $6.6 million for the year-ago period.  The $1.5 million earnings increase reflects a $1.9 million revenue increase, $0.8 million lower general and administrative expense together with a $1.3 million year-ago restructuring charge partially offset by a $1.7 million decline in derivative gains and a $1.0 million increase in income tax expense.
Oil and Gas Production. Revenues increased 30% to $8.5 million primarily as a result of a 10% increase in production volumes from the year-ago period, together with an 18% increase in realized prices from $39.58 per equivalent barrel to $46.66 per barrel in the current period. Delhi oil production and revenues comprise virtually all of our revenues. Net Delhi production volumes of 1,987 BOPD increased from the year-ago period as a result of production enhancement and conformance operations in the field.
Production Costs. Production costs for the current quarter were $2.3 million, a $0.1 million increase from the year-ago quarter. The current quarter's cost includes $1.0 million for CO2 costs, a 2.4% increase from the year-ago quarter. Average gross injection volumes decreased 9% from 73,312 Mcf per day in the year-ago quarter to 66,961 Mcf per day for the current quarter. For the current quarter, production costs were $12.54 per BOE on total production volumes. Calculated solely on our Delhi working interest volumes, production costs were $17.27 per barrel of which $7.85 per barrel was CO2 cost. These latter production costs per barrel exclude production volumes from our royalty interests in the Delhi field, which bear no production costs, and are therefore higher than the rates per barrel on our total production volumes.
General and Administrative Expenses (“G&A”). G&A expenses decreased $0.8 million, or 40%, to $1.2 million for the three months ended December 31, 2016 primarily due to a $0.7 million decrease in litigation costs and $0.2 million of lower salary and benefit expenses.
Other Income and Expenses. For the three months ended December 31, 2016, aggregate other items decreased $1.7 million from the year-ago quarter. We did not have any derivative positions during the current quarter.
Depreciation, Depletion & Amortization Expense (“DD&A”). DD&A decreased $0.2 million, or 11%, to $1.3 million for the current period compared to the year-ago period as a result of a $0.2 million decrease attributable to artificial lift technology assets, partially offset by slightly higher amortization of the full cost pool. This increase in full cost pool amortization reflects a 10% increase in production to 182,815 BOE, substantially offset by a 6% lower amortization rate of $7.11 per BOE. The rate decrease is primarily due to lower future development costs compared to the year-ago quarter as certain proved undeveloped reserves, particularly the Phase VI area, were considered to be uneconomic at June 30, 2016 based on lower oil prices under SEC guidelines.

Six Months Ended December 31, 2016 and 2015
The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Six Months Ended December 31,
	2016	2015	Variance	Variance %
Oil and gas production:
Crude oil revenues	$16,123,672	$13,891,617	$2,232,055	16.1%
NGL revenues	89	1,735	(1,646)	(94.9)%
Natural gas revenues	(4)	1,021	(1,025)	n.m.
Total revenues	$16,123,757	$13,894,373	$2,229,384	16.0%

Crude oil volumes (Bbl)	360,817	322,763	38,054	11.8%
NGL volumes (Bbl)	4	124	(120)	(96.8)%
Natural gas volumes (Mcf)	16	489	(473)	(96.7)%
Equivalent volumes (BOE)	360,824	322,968	37,856	11.7%

Equivalent volumes per day (BOE/D)	1,961	1,755	206	11.7%

Crude oil price per Bbl	$44.69	$43.04	$1.65	3.8%
NGL price per Bbl	22.25	13.99	8.26	59.0%
Natural gas price per Mcf	(0.25)	2.09	(2.34)	n.m.
Equivalent price per BOE	$44.69	$43.02	$1.67	3.9%

CO2 costs	$2,119,874	$2,406,591	$(286,717)	(11.9)%
All other lease operating expense	2,517,188	2,431,729	85,459	3.5%
Production costs	$4,637,062	$4,838,320	$(201,258)	(4.2)%
Production costs per BOE	$12.85	$14.98	$(2.13)	(14.2)%

CO2 volumes (Mcf per day, gross)	66,961	73,312	(6,351)	(8.7)%

Oil and gas DD&A (a)	$2,565,450	$2,443,222	$122,228	5.0%
Oil and gas DD&A per BOE	$7.11	$7.56	$(0.45)	(6.0)%

Artificial lift technology services:
Services revenues	$—	$107,960	$(107,960)	n.m.
Cost of service	—	59,999	(59,999)	n.m.
Depreciation and amortization expense	$—	$238,475	$(238,475)	n.m.

n.m. Not meaningful.

(a) Excludes depreciation and amortization expense for artificial lift technology services and $15,499 and $8,147 of other depreciation and amortization expense for the six months ended December 31, 2016 and 2015, respectively.

Net Income Available to Common Stockholders. For the six months ended December 31, 2016, we generated net income to common shareholders of $2.9 million, or $0.09 per diluted share, on total revenues of $16.1 million. This compares to net income of $3.6 million, or $0.11 per diluted share, on total revenues of $14.0 million for the year-ago period.  The $0.7 million earnings decrease principally resulted from $3.6 million decrease in derivative gains, $1.1 million from a year-ago insurance recovery, and a $0.9 million increase in allocated net income to holders of called preferred shares, partially offset by $2.1 million of higher revenue, $2.9 million of lower operating costs and $0.1 million of higher income taxes.
Oil and Gas Production. Revenues increased 16.0% to $16.1 million  primarily as a result of an 11.7% increase in production volumes from the year-ago period together with a 3.9% increase in realized prices from $43.02 per equivalent barrel to $44.69 per barrel in the current period. Delhi oil production and revenues comprise virtually all of our revenues. Net Delhi production of 1,961 BOPD was higher compared to the year-ago period as a result of production enhancement and conformance operations in the field.
Production Costs. Production costs for the six months ended December 31, 2016 were $4.6 million, a 4% decrease from the year-ago period. CO2 costs for the current period were $2.1 million, or 12% lower than the year-ago period, primarily due to reduced purchase volumes as a result of operational efficiencies. The current period's average gross injection rate was 70,354 Mcf per day compared to 81,508 Mcf per day in the year-ago period. For the current period, production costs were $12.85 per barrel on total production volumes. Calculated solely on our Delhi working interest volumes, production costs were $17.71 per barrel of which $8.10 per barrel was CO2 cost. These latter production costs per barrel exclude production volumes from our royalty interests in the Delhi field, which bear no production costs, and are therefore higher than the rates per BOE on our total production volumes.
General and Administrative Expenses (“G&A”). G&A expenses decreased $1.3 million, or 34%, to $2.5 million for the six months ended December 31, 2016 from the year-ago period primarily due to a $1.0 million decrease in litigation costs and $0.4 million of lower salary and benefit expenses.
Other Income and Expenses. For the six months ended December 31, 2016, aggregate other items decreased $4.7 million from the year-ago period due to a $3.6 million decrease in derivative gains and a year-ago $1.1 million gain from an insurance recovery at the Delhi field.
Depreciation, Depletion & Amortization Expense (“DD&A”).  DD&A decreased $0.1 million, or 4%, to $2.6 million for the current period compared to the year-ago period as a result of $0.1 million of higher amortization of the full cost pool, partially offset by lower depreciation on fixed assets. Compared to the year-ago period, the slight increase in full cost pool amortization reflects a 12% production increase to 360,824 BOE substantially offset by a 6% lower amortization rate of $7.11 per BOE. The rate decrease is primarily due to lower future development costs compared to the year-ago period as certain proved undeveloped reserves, particularly Phase VI area, were considered to be uneconomic at June 30, 2016 based on lower oil prices under SEC guidelines.
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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the quarter ended December 31, 2016.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Information about market risks for the three months ended December 31, 2016, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2016.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2016 we have determined there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in certain legal proceedings that are described in Part I. Item 3. “Legal Proceedings” and Note 18 — Commitments and Contingencies under Part II. Item 8. “Financial Statements” in our 2016 Annual Report. Material developments in the status of those proceedings during the quarter ended December 31, 2016 are described in Part I. Item 1. "Financial Information" under Note 15 — Commitments and Contingencies in this Quarterly Report and incorporated herein by reference. We believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on our financial position or on our results of operations.

ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended June 30, 2016 includes a detailed description of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2016.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended December 31, 2016, the Company did not sell any equity securities that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended December 31, 2016, the Company received shares of common stock from employees of the Company to pay their share of payroll taxes arising from vestings of restricted stock and/or exercises of stock options. The acquisition cost per share reflected the weighted-average market price of the Company’s shares of capital stock at the dates of exercise or restricted stock vesting. During the quarter ended December 31, 2016, the Company did not purchase any common stock in the open market under the previously announced share repurchase program. The table below summarizes information about the Company's purchases of its equity securities during the quarter ended December 31, 2016.

Period	(a) Total Number of Shares (or Units) Purchased (1) (2) (3)	(b) Average Price Paid per Share (or Units) (2) (3)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (3)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2016 to October 31, 2016	None	Not applicable	Not applicable	$3.4 million
November 1, 2016 to November 30, 2016	323,438	$24.75	317,319	$3.4 million
December 1, 2016 to December 31, 2016	9,189	$9.30	Not applicable	$3.4 million
Total	332,627	$24.32	317,319	3.4 million

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
(2) During current quarter the Company received 6,119 shares of common stock in November at an average price of $7.25 and 9,189 shares of common stock in December at an average price of $9.30, for a total of 15,308 shares of common stock, from certain of its employees which were surrendered in exchange for their payroll tax liabilities arising from vestings of restricted stock. The acquisition cost per share reflects the weighted-average market price of the Company's shares on the dates vested.

(3) On October 4, 2016, the Company announced it had elected to redeem all 317,319 outstanding shares of the Company's 8.5% Series A Cumulative (perpetual) Preferred Stock. The redemption occurred on November 14, 2016 at the issue's $25.00 per share liquidation value plus all accumulated and unpaid distributions from October 31, 2016 (the last dividend payment date before the redemption date) through the redemption date, for an aggregate redemption price of approximately $25.082639 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
A.            Exhibits

10.1	Evolution Petroleum Corporation 2016 Equity Incentive Plan, adopted December 8, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION PETROLEUM CORPORATION
(Registrant)

	By:	/s/ RANDALL D. KEYS
Randall D. Keys
President and Chief Executive Officer

Date: February 8, 2017