Form 10-Q
period 2017-09-30
EVOLUTION PETROLEUM CORP
filed 2017-11-08
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

 The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 5, 2017, was 33,064,246.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	September 30, 2017	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$24,129,161	$23,028,153
Receivables	3,027,283	2,726,702
Prepaid expenses and other current assets	291,376	387,672
Total current assets	27,447,820	26,142,527
Oil and natural gas property and equipment, net (full-cost method of accounting)	60,901,957	61,790,068
Other property and equipment, net	36,418	40,689
Total property and equipment	60,938,375	61,830,757
Other assets	277,926	295,384
Total assets	$88,664,121	$88,268,668
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,032,076	$1,992,416
Accrued liabilities and other	634,642	726,478
State and federal income taxes payable	370,745	—
Total current liabilities	3,037,463	2,718,894
Long term liabilities
Deferred income taxes	15,845,804	15,826,291
Asset retirement obligations	1,275,207	1,253,628
Total liabilities	20,158,474	19,798,813
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 33,066,717 shares and 33,087,308 as of September 30, 2017 and June 30, 2017, respectively	33,066	33,087
Additional paid-in capital	41,338,709	40,961,957
Retained earnings	27,133,872	27,474,811
Total stockholders’ equity	68,505,647	68,469,855
Total liabilities and stockholders’ equity	$88,664,121	$88,268,668

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Revenues
Crude oil	$7,829,255	$7,593,855
Natural gas liquids	708,616	89
Natural gas	—	(4)
Total revenues	8,537,871	7,593,940
Operating costs
Production costs	2,891,586	2,344,641
Depreciation, depletion and amortization	1,518,543	1,273,439
Accretion of discount on asset retirement obligations	21,579	13,224
General and administrative expenses *	1,569,704	1,235,043
Total operating costs	6,001,412	4,866,347
Income from operations	2,536,459	2,727,593
Other
Gain on realized derivative instruments, net	—	90
Loss on unrealized derivative instruments, net	—	(14,132)
Interest and other income	14,850	12,745
Interest expense	(20,455)	(20,345)
Income before income taxes	2,530,854	2,705,951
Income tax provision	390,322	889,176
Net income attributable to the Company	2,140,532	1,816,775
Dividends on preferred stock	—	250,990
Deemed dividend on preferred shares called for redemption	—	1,002,440
Net income available to common stockholders	$2,140,532	$563,345
Earnings per common share
Basic	$0.06	$0.02
Diluted	$0.06	$0.02
Weighted average number of common shares
Basic	33,089,244	32,957,010
Diluted	33,147,508	33,007,599

* General and administrative expenses for the three months ended September 30, 2017 and 2016 included non-cash stock-based compensation expense of $487,484 and $311,688, respectively.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income attributable to the Company	$2,140,532	$1,816,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,532,610	1,287,523
Stock-based compensation	487,484	311,688
Accretion of discount on asset retirement obligations	21,579	13,224
Settlements of asset retirement obligations	—	(15,899)
Deferred income taxes	19,513	708,673
Loss on derivative instruments, net	—	14,042
Changes in operating assets and liabilities:
Receivables	(300,581)	119,808
Prepaid expenses and other current assets	96,296	(21,365)
Accounts payable and accrued expenses	(166,904)	(2,235,240)
Income taxes payable	370,745	(524,772)
Net cash provided by operating activities	4,201,274	1,474,457
Cash flows from investing activities
Derivative settlement payments (paid) received	—	(318,708)
Capital expenditures for oil and natural gas properties	(508,042)	(4,818,816)
Capital expenditures for other property and equipment	—	(26,347)
Net cash used in investing activities	(508,042)	(5,163,871)
Cash flows from financing activities
Cash dividends to preferred stockholders	—	(168,575)
Cash dividends to common stockholders	(2,481,471)	(1,652,290)
Common share repurchases, including shares surrendered for tax withholding	(110,753)	(330,070)
Net cash used in financing activities	(2,592,224)	(2,150,935)
Net increase (decrease) in cash and cash equivalents	1,101,008	(5,840,349)
Cash and cash equivalents, beginning of period	23,028,153	34,077,060
Cash and cash equivalents, end of period	$24,129,161	$28,236,711

Supplemental disclosures of cash flow information:	Three Months Ended September 30,
	2017	2016
Income taxes paid	$—	$787,366
Non-cash transactions:
Change in accounts payable used to acquire property and equipment	114,729	(2,030,485)
Accrued redemption of called preferred shares	—	7,932,975
Accrued preferred dividends through redemption date	—	82,415
 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statement of Changes in Stockholders' Equity
For the Three Months Ended September 30, 2017
(Unaudited)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
Balance at June 30, 2017	33,087,308	$33,087	$40,961,957	$27,474,811	$—	$68,469,855
Issuance of restricted common stock	14,254	14	(14)	—	—	—
Forfeitures of restricted stock	(19,561)	(20)	20	—	—	—
Common share repurchases, including shares surrendered for tax withholding	(15,284)	—	—	—	(110,753)	(110,753)
Retirements of treasury stock	—	(15)	(110,738)	—	110,753	—
Stock-based compensation	—	—	487,484	—	—	487,484
Net income attributable to the Company	—	—	—	2,140,532	—	2,140,532
Common stock cash dividends	—	—	—	(2,481,471)	—	(2,481,471)
Balance at September 30, 2017	33,066,717	$33,066	$41,338,709	$27,133,872	$—	$68,505,647

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

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.  All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included.  The interim financial information and notes hereto should be read in conjunction with the Company’s 2017 Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation and Reporting.  Our consolidated financial statements include the accounts of EPM and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. Any such reclassifications have no impact on previously reported net income or stockholders' equity.

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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

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

Note 2 — Receivables

As of September 30, 2017 and June 30, 2017, our receivables consisted of the following:

	September 30, 2017	June 30, 2017
Receivables from oil and gas sales	$3,027,247	$2,722,880
Other	36	3,822
Total receivables	$3,027,283	$2,726,702

Note 3 — Prepaid Expenses and Other Current Assets

As of September 30, 2017 and June 30, 2017, our prepaid expenses and other current assets consisted of the following:

	September 30, 2017	June 30, 2017
Prepaid insurance	$113,554	$169,416
Retainers and deposits	7,553	7,553
Prepaid federal and state income taxes	121,231	121,232
Other prepaid expenses	49,038	89,471
Prepaid expenses and other current assets	$291,376	$387,672

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 4 — Property and Equipment

As of September 30, 2017 and June 30, 2017, our oil and natural gas properties and other property and equipment consisted of the following:

	September 30, 2017	June 30, 2017
Oil and natural gas properties
Property costs subject to amortization	$85,585,703	$84,962,933
Less: Accumulated depreciation, depletion, and amortization	(24,683,746)	(23,172,865)
Unproved properties not subject to amortization	—	—
Oil and natural gas properties, net	$60,901,957	$61,790,068
Other property and equipment
Furniture, fixtures, office equipment and other, at cost	$135,377	$135,377
Less: Accumulated depreciation	(98,959)	(94,688)
Other property and equipment, net	$36,418	$40,689

During the three months ended September 30, 2017, the Company incurred capital expenditures of $0.6 million for the Delhi field.
Note 5 — Other Assets

As of September 30, 2017 and June 30, 2017, other assets consisted of the following:

	September 30, 2017	June 30, 2017
Royalty rights	$108,512	$108,512
Less: Accumulated amortization of royalty rights	(23,737)	(20,346)
Investment in Well Lift Inc., at cost	108,750	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(84,571)	(70,504)
Other assets, net	$277,926	$295,384
The Company accounts for its investment in Well Lift Inc. using the cost method under which any return of capital reduces our cost basis in the investment and any dividends paid are recorded as income. Investment value is evaluated for impairment at least quarterly or when management identifies any events or changes in circumstances that might have a significant adverse effect on the fair value of the investment. There is no published market value for this private investment, so it is not practicable to value it at fair market value on a periodic basis.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 6 — Accrued Liabilities and Other

As of September 30, 2017 and June 30, 2017, our other current liabilities consisted of the following:

	September 30, 2017	June 30, 2017
Accrued incentive and other compensation	$143,802	$413,113
Accrued severance payments	90,800	—
Asset retirement obligations due within one year	35,115	35,115
Accrued royalties, including suspended accounts	11,524	17,708
Accrued franchise taxes	191,362	150,062
Accrued ad valorem taxes	162,039	108,639
Other accrued liabilities	—	1,841
Accrued liabilities and other	$634,642	$726,478

Note 7 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the three months ended September 30, 2017 and for the year ended June 30, 2017:

	September 30, 2017	June 30, 2017
Asset retirement obligations — beginning of period	$1,288,743	$962,196
Liabilities incurred	—	52,792
Liabilities settled	—	(157,164)
Liabilities sold	—	(47,817)
Accretion of discount	21,579	59,664
Revision of previous estimates	—	419,072
Asset retirement obligations — end of period	$1,310,322	$1,288,743
Less current portion in accrued liabilities	(35,115)	(35,115)
Long-term portion of asset retirement obligations	$1,275,207	$1,253,628

Note 8 — Stockholders’ Equity

 Common Stock

As of September 30, 2017, we had 33,066,717 shares of common stock outstanding.

Effective December 31, 2013, the Board of Directors initiated a quarterly cash dividend on our common stock at the rate of $0.10 per share per quarter. The rate was subsequently adjusted to $0.05 per share for the dividend payments from March 31, 2015 to September 30, 2016. During fiscal year 2017, the Board made two increases to the quarterly cash dividend resulting in rates of $0.065 per share for the December 31, 2016 dividend payment and $0.07 per share for the March 31, 2017 and June 30, 2017 dividend payments. The Board made a further increase to $0.075 per share for the September 30, 2017 dividend payment.

We paid cash dividends of $2,481,471 ($0.075 per share) and $1,652,290 ($0.05 per share) to our common shareholders during the three months ended September 30, 2017 and 2016, respectively.

On May 12, 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company's common stock. Since commencing in June 2015, the Company spent $1,609,008 to repurchase 265,762 shares at an average price of $6.05 per share. There have been no shares repurchased in the open market since mid-December 2015. Under

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

the program's terms, shares are repurchased only on the open market and in accordance with the requirements of the Securities and Exchange Commission. Such shares are initially recorded as treasury stock, then subsequently canceled. The timing and amount of repurchases depends upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and it may be suspended or discontinued at any time.

During the three months ended September 30, 2017 and 2016, the Company acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll taxes paid in the quarter. Such shares were valued at fair market value on the date of vesting. The treasury shares were subsequently canceled.

	Three Months Ended September 30,
	2017	2016
Number of treasury shares acquired	15,284	58,147
Average cost per share	$7.25	$5.68
Total cost of treasury shares acquired	$110,753	$330,070

 Series A Cumulative Preferred Stock Called for Redemption

On September 30, 2016, the Company announced the decision to redeem all 317,319 outstanding shares of its 8.5% Series A Cumulative Preferred Stock. The redemption occurred on November 14, 2016 at the stated value of $25.00 per share plus all accumulated and unpaid distributions, for an aggregate redemption cost of $7,932,975.

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

Dividends on the Series A Cumulative Preferred Stock were paid at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly. During the three months ended September 30, 2016, we paid cash dividends of $168,575 to holders of our Series A Preferred Stock and accrued $82,415 of remaining dividends which were paid on the November redemption date.

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2017, all preferred and common dividends were treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2018, we expect all common dividends for such period to be treated as qualified dividend income. Such projections are based on our reasonable expectations as of September 30, 2017 and are subject to change based on our final tax calculations at the end of the fiscal year.
Note 9 — Stock-Based Incentive Plan

At the December 8, 2016 annual meeting, the stockholders approved the adoption of the Evolution Petroleum Corporation 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "2004 Plan"). The 2016 Plan authorizes the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of September 30, 2017, 1,100,000 shares were available for grant under the 2016 Plan.

At September 30, 2017, there were no shares available for future grants under the 2004 Plan. All outstanding awards granted under the 2004 Plan continue to be subject to the terms and conditions as set forth in the agreements evidencing such awards and the terms of the 2004 Plan. Under these agreements, we have outstanding grants of restricted common stock awards ("Restricted Stock"), contingent restricted common stock awards ("Contingent Restricted Stock") to employees and directors of the Company.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Restricted Stock and Contingent Restricted Stock

Prior to August 28, 2014, all Restricted Stock grants contained a four-year vesting period based on service. Restricted Stock which vests based on service is valued at the fair market value on the date of grant and amortized over the service period.

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

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee or director of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on the grant date fair value when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the four-year term. As of September 30, 2017, certain contingent performance-based awards were not considered probable of vesting for accounting purposes and no compensation expense has been recognized with regard to these awards. If these awards are later determined to be probable of vesting, cumulative compensation expense will be recorded at that time and amortization would continue over the remaining expected vesting period.

Market-based awards granted in fiscal 2017 entitle employees to vest in a fixed number of shares when the three-year trailing total return on the Company’s common stock exceeds the corresponding total returns of various quartiles of an index consisting of sixteen designated peer companies in our industry with comparable market capitalizations on defined measurement dates. Market-based awards granted in fiscal 2015 and 2016 entitle employees to vest in a fixed number of shares when the three-year trailing total return on the Company’s common stock exceeds the corresponding total returns of various quartiles of companies comprising the SIG Exploration and Production Index (NASDAQ EPX) on defined measurement dates. The fair value and expected vesting period of these awards were determined using a Monte Carlo simulation based on the historical volatility of the Company's total return compared to the historical volatilities of the other companies in the index. During the fiscal year ended June 30, 2017, we granted market-based awards with grant date fair values ranging from $3.42 to $5.62 per share, all with an expected vesting period of 2.83 years, based on the various quartiles of comparative market performance. During the fiscal year ended June 30, 2016, we granted market-based awards with grant date fair values ranging from $2.93 to $5.07 per share, all with an expected vesting period of 3.83 years, based on the various quartiles of comparative market performance.  During the fiscal year ended June 30, 2015, we granted market-based awards with grant date fair values ranging from $4.26 to $8.40 per share and with expected vesting periods of 3.30 years to 2.55 years, based on the various quartiles of comparative market performance. Compensation expense for market-based awards is recognized over the expected vesting period using the straight-line method, so long as the award holder remains an employee of the Company. Total compensation expense is based on the fair value of the awards at the date of grant and is independent of vesting or expiration of the awards, except for termination of service.

Unvested Restricted Stock awards at September 30, 2017 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	165,504	$6.98
Performance-based awards	50,360	5.67
Market-based awards	115,111	4.96
Unvested Restricted Stock at September 30, 2017	330,975	$6.08

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

The following table sets forth the Restricted Stock transactions for the three months ended September 30, 2017:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2017	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2017	391,624	$6.22
Vested	(41,088)	7.37
Forfeited	(19,561)	6.16
Unvested Restricted Stock at September 30, 2017	330,975	$6.08	$1,101,876	1.87
Unvested Contingent Restricted Stock awards at September 30, 2017 consisted of the following:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value
Performance-based awards	36,688	$7.04
Market-based awards	57,556	3.14
Unvested contingent shares at September 30, 2017	94,244	$4.66
The following table sets forth Contingent Restricted Stock transactions for the three months ended September 30, 2017:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2017 (1)	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2017	113,270	$4.64
Vested	(14,254)	4.26
Forfeited	(4,772)	5.30
Unvested contingent shares at September 30, 2017	94,244	$4.66	$53,155	1.74
(1) Excludes $258,430 of potential future compensation expense for contingent performance-based awards for which vesting is not considered probable at this time for accounting purposes.
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended September 30, 2017 and 2016 was $487,484 and $311,688, respectively.
Note 10 — Derivatives
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
These derivative instruments can result in both fair value asset and liability positions held with each counterparty. These positions are offset to a single net fair value asset or liability at the end of each reporting period. The Company nets its fair value

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

amounts of derivative instruments executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. At June 30, 2017, the Company had no derivative asset or liability positions. At September 30, 2017 and 2016, the Company held no derivative asset or liability positions.
The Company monitors the credit rating of its counterparties and believes it does not have significant credit risk. Accordingly, we do not currently require our counterparties to post collateral to support the net asset positions of our derivative instruments. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties to its derivative instruments.
For the three months ended September 30, 2017, the Company had no gains or losses from derivatives. For the three months ended September 30, 2016, the Company recorded in its consolidated statement of operations a loss on derivative instruments of $14,042 consisting of an realized gain of $90 on settled positions and an unrealized net loss of $14,132 on unsettled positions.
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

There were neither unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during the three months ended September 30, 2017.  We believe we have appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of various factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2014 through June 30, 2016 for federal tax purposes and for the years ended June 30, 2013 through June 30, 2016 for state tax purposes. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.

We recognized income tax expense of $390,322 and $889,176 for the three months ended September 30, 2017 and 2016, respectively, with corresponding effective tax rates of 15% and 33%. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation and other permanent differences. The effective tax rate for the three months ended September 30, 2017 was significantly lower than the statutory federal rate as a result of percentage depletion in excess of basis and the tax effects of stock-based compensation, partially offset by state income taxes net of federal benefit. Our quarterly income tax provisions are based on our reasonable estimates of income taxes payable at the end of the year. These estimates involve uncertainties and our estimated interim effective tax rates may change as additional financial results become available during the year. In particular, the utilization of excess percentage depletion is limited to 65% of actual taxable income and is subject to greater uncertainty than other components of our tax provision.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 13 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended September 30,
	2017	2016
Numerator
Net income available to common shareholders	$2,140,532	$563,345
Denominator
Weighted average number of common shares — Basic	33,089,244	32,957,010
Effect of dilutive securities:
Contingent restricted stock grants	58,264	28,845
Stock options	—	21,744
Weighted average number of common shares and dilutive potential common shares used in diluted EPS	33,147,508	33,007,599

Net income per common share — Basic	$0.06	$0.02
Net income per common share — Diluted	$0.06	$0.02

Outstanding potentially dilutive securities as of September 30, 2017 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At September 30, 2017
Contingent Restricted Stock grants	$—	94,244

Outstanding potentially dilutive securities as of September 30, 2016 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At September 30, 2016
Contingent Restricted Stock grants	$—	113,270
Stock Options	2.19	35,231
Total outstanding potentially dilutive securities	$0.52	148,501

Note 14 — Senior Secured Credit Agreement

On April 11, 2016, the Company entered into a three-year, senior secured reserve-based credit facility ("Facility") in an amount up to $50 million. The Facility replaces the Company's previous unsecured credit facility which expired in April 2016. The borrowing base under the Facility has been set at $10,000,000. As of September 30, 2017, the Company was in compliance with all covenants contained in the Facility, and no amounts were outstanding under the Facility.
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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

In connection with this agreement, the Company incurred $168,972 of debt issuance costs. Such costs were capitalized in Other Assets and are being amortized to expense. The unamortized balance in debt issuance costs related to the Facility was $84,401 as of September 30, 2017.
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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on May 31, 2019. Future minimum lease commitments as of September 30, 2017 under this operating lease are as follows:

Twelve months ended September 30,
2018	$73,073
2019	$66,984

Rent expense for the three months ended September 30, 2017 and 2016 was $19,851 and $34,856, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the year ended June 30, 2017 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10‑K.  Any terms used but not defined herein have the same meaning given to them in the Form 10-K.

This Form 10-Q and the information referenced herein contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described in our 2017 Annual Report on Form 10-K for the year ended June 30, 2017 as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

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

Highlights for our First Quarter of Fiscal 2018 and Operations Update

"Current quarter" refers to the three months ended September 30, 2017, the Company's first quarter of fiscal 2018.

"Prior quarter" refers to the three months ended June 30, 2017, the Company's fourth quarter of fiscal 2017.

"Year-ago quarter" refers to the three months ended September 30, 2016, the Company's first quarter of fiscal 2017.

Key Points

•
Net income was $2.1 million in the first quarter of 2018, or $0.06 per diluted common share, compared to net income of $0.6 million, or $0.02 per common diluted share, in the year ago quarter and net income of $1.5 million, or $0.05 per diluted share in the prior quarter.

•	Revenues for the fiscal first quarter of 2018 were $8.5 million, an increase of 12% over the year ago quarter and 3% below the prior quarter.

•	Lifting costs per unit at Delhi were $15.06 per equivalent barrel, which represents a 9.2% decrease over the prior quarter and a 14.4% increase over the year-ago quarter.

•	The Company paid its sixteenth consecutive quarterly cash dividend on common shares, in the amount of $0.075 per share.

•
The Company ended the quarter with $24.4 million of working capital, substantially all of which was cash. Our working capital increased by $1.0 million from the prior quarter, despite paying $2.5 million in common stock dividends during the quarter.

Projects

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.4 of our Form 10-K for the year ended June 30, 2017.

Delhi Field - Enhanced Oil Recovery Project

Gross oil production at Delhi in the first quarter of fiscal 2018 averaged 6,912 BOEPD, an 8.3% decrease from the prior quarter and a 6.3% decrease from the year-ago quarter reflecting a reduced rate of spending in the field and higher decline rates from certain conformance projects over the past two years. Some of the projects completed in 2016 added higher than expected flush oil production and have stabilized at lower rates during 2017.

Gross NGL sales for this quarter of production were 1,047 BOEPD, up slightly from 1,019 BOEPD in the prior quarter. NGL production rates have been impacted by both planned and unplanned downtime in the field and at the central production facilities. In early August, the plant was shut-in for four days in order to perform capital modifications to the inlet of the recycle facility. Results from the NGL plant subsequent to completion of this project have been positive, with the plant operating at or near maximum capacity and efficiency. We expect gross NGL production to average 1,200 BOEPD or higher during the next two quarters. The NGL plant is accomplishing its primary objective of removing the lighter hydrocarbons (i.e. methane and ethane), thereby increasing the purity of the CO2 recycle stream and improving the efficiency of the flood. Over time, it is expected to increase the recovery of crude oil in the field. The plant is also providing feedstock to power the electric turbine and producing significant quantities of higher value NGL's for sale.

Production from the NGL plant is transported by truck to a processing plant in East Texas. Under our current marketing contract, we receive market index pricing for each NGL component, based on the processed yield, less transportation and processing fees. There may also be an additional deduction for NGL's that do not meet the purchaser's required specifications. We are working with the operator to better attain the purchaser's specification and seek a solution to minimize or eliminate sales of off-spec NGL production. The current mix of products contains a large percentage (over 65%) of higher value NGL's, such as pentanes and butane, and almost no lower value ethane. Market pricing for NGL's has improved significantly over the past six months and the ratio of NGL pricing to WTI pricing is averaging approximately sixty percent (~60%).

Field operating expenses were $15.06 per barrel in the current quarter compared to $16.59 in the prior quarter. Our net share of first quarter lease operating expenses in the Delhi field were $2.9 million in the current quarter, which was $0.5 million lower than the prior quarter, and $0.5 million over the year ago quarter. The decline from the prior quarter was primarily due to lower CO2 cost and other field operating expenses, while NGL plant operating expenses were essentially flat. The decrease in CO2 cost, which is tied directly to realized field oil prices, was primarily due to an 18% decrease in volume, as purchases decreased from 85.1 MMcf per day in the prior quarter to 69.3 MMcf per day in the current quarter. Calculated on total net production volumes, our total CO2 costs were $5.67 per equivalent barrel in the current quarter compared to $6.41 in the prior quarter. Under our contract with the operator, purchased CO2 is priced at 1% of the realized oil price in the field per thousand cubic feet (“Mcf”) plus sales taxes of 8% plus transportation costs of $0.20 per Mcf.

Our interests in the Delhi field consist of a 23.9% working interest (with associated 19.0% net revenue interest) and separate royalty interests of 7.2%. This yields a total net revenue interest of 26.2%.

Remaining estimated capital expenditures for our proved undeveloped reserves amount to $14.1 million, or $6.71 per BOE, consisting of $3.2 million for the infill drilling project, $2.8 million for Phase V infrastructure and $8.1 million for Phase V pattern development. No remaining capital expenditures are required to develop our probable or possible reserves as these reserves reflect incremental quantities associated with a greater percentage recovery of hydrocarbons in place than the recovery percentage assumed for proved reserves. Looking forward, the timing of plans for continued development of the eastern part of the Delhi field is dependent on the operator’s plans for capital allocation within their portfolio. We continue to believe that this high quality and economically viable project will be executed as planned, subject to oil price volatility.

Liquidity and Capital Resources

We had $24.1 million and $23.0 million in cash and cash equivalents at September 30, 2017 and June 30, 2017, respectively. In addition, we had $10 million of availability under our senior secured reserve-based credit facility on both dates.
On April 11, 2016, the Company entered into a three-year, senior secured reserve-based credit facility ("Facility") with MidFirst Bank. The Facility provides a senior secured revolving credit facility with a borrowing base of $10 million (the “Borrowing Base”) and a maximum borrowing amount of $50 million. The borrowing base is subject to periodic redeterminations and adjustments from time to time and has been set by mutual agreement at a level below our maximum borrowing capacity. The Facility matures on April 11, 2019, and is secured by substantially all of the Company’s assets. It bears interest, at the Company's option, at either LIBOR plus 2.75% or the Prime Rate, as defined, plus 1.0%. There have been no borrowings under the Facility.
The Facility contains certain covenants, which, among other things, require the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a debt service coverage ratio of not less than 1.1 to 1.0 and (iii) a consolidated tangible net worth of not less than $40 million, each as defined in the Facility. The Facility also contains other affirmative and negative covenants and events of default. As of September 30, 2017, the Company was in compliance with all covenants contained in the Facility, and no amounts were outstanding under the Facility.
During the three months ended September 30, 2017, we funded our operations and cash dividends with cash generated from operations and and our cash balance increased during that period. At September 30, 2017, our working capital was $24.4 million, compared to working capital of $23.4 million at June 30, 2016.
We have historically funded our operations through cash from operations and working capital. Our primary source of cash has resulted from the sale of oil and natural gas liquids production. A portion of these cash flows were used to fund our capital expenditures. While we expect to continue to expend capital to further develop the Delhi field, we and the operator have flexibility as to when this capital is spent. Certain projects were recently electively delayed by the operator based on their funds available for capital spending in the current oil price environment. The Company expects to manage future development activities in the Delhi field within the boundaries of its operating cash flow and existing working capital.
Capital Budget - Delhi Field
During the three months ended September 30, 2017, we incurred $0.6 million of capital expenditures at Delhi, which includes $0.3 million for capital upgrades to the recycle plant to resolve issues with the NGL plant and $0.3 million for three capital workover conformance projects.
An infill drilling program is planned for the second half of fiscal 2018 with an estimated net cost of $3.2 million. This program will consist of three new CO2 injection wells and five new production wells and will target productive oil zones which we believe are not being swept effectively by the current CO2 flood. This infill program is expected to both add production and increase ultimate recoveries above the current proved oil reserves. It is possible that the infill program may be expanded from eight to twelve wells based on capital available and potential economic opportunity. These additional wells, if drilled, would add approximately $1.6 million to our net cost.
We have identified and approved additional net capital expenditures over the next fiscal year totaling $2.8 million for water injection, flowlines and other infrastructure projects in preparation for the Phase V pattern development. In addition, there will likely continue to be conformance workover projects and maintenance capital expenditures that cannot be estimated accurately at this time. The amount of these projects is not expected to be material to our financial position.
With the NGL plant completed, there are two remaining capital project phases planned to exploit the eastern part of the Delhi field. The first phase of this project, Phase V, was underway in the fall of 2014, immediately after reversion of our working interest. However, based on the decline in oil prices, the operator significantly reduced its capital budget and suspended work on this phase. The project was further deferred until the NGL plant was completed. The resumption of this project is dependent on prevailing oil prices, the availability of capital for such projects and the relative economics of this project. We believe this Phase V project, which has an estimated total cost of $10.9 million net (inclusive of the $2.8 million discussed above) to our working interest, has favorable economics, even in this lower price environment, and, based on discussions with the operator, expect the related expansion of the CO2 flood to resume in fiscal 2019. The last phase of the project, Phase VI, has less favorable economics and will require a significant increase in oil prices or other improvements to the economics of the project before it is expected to move forward.
  Funding for our anticipated capital expenditures at Delhi over the next fiscal year is expected to be met from cash flows from operations and current working capital.

Overview of Cash Flow Activities
Net cash provided by operating activities from operations was $4.2 million and $1.5 million for the three months ended September 30, 2017 and 2016, respectively. The $2.7 million increase in cash provided by operations between these two quarters was due to $0.3 million of higher net income and a $2.7 million decrease in cash used by operating assets and liabilities, partially offset by a $0.3 million decrease in non-cash expenses and other adjustments to reconcile net income to net cash provided by operations. The decrease in cash used by operating assets and liabilities is primarily due to a reduction in Delhi joint interest billings outstanding that occurred early in the first quarter of fiscal 2017.
Net cash used in investing activities was $0.5 million and $5.2 million for the three months ended September 30, 2017 and 2016, respectively. The decrease in cash outflow was primarily due to $4.3 million of lower capital expenditures together with a $0.3 million decline in derivative settlement payments.
Net cash used by financing activities for the three months ended September 30, 2017 and 2016 was $2.6 million and $2.2 million, respectively. The $0.4 million increase in cash used was principally due to the $0.8 million increase in the common share dividends paid reflecting three rate increases made of the Board of Directors in fiscal 2017 and a $0.2 million decline in preferred share dividend payments and a $0.2 million decrease in treasury stock purchases.
Full Cost Pool Ceiling Test and Proved Undeveloped Reserves
As of September 30, 2017, our capitalized costs of oil and gas properties were substantially below the full cost valuation ceiling. We do not currently expect that a write-down of capitalized oil and gas property costs will be required in the remaining quarters of fiscal 2018. However, persistent and substantially lower oil prices would have an effect on the excess, or cushion, of our valuation ceiling over our capitalized costs in the current quarter and could adversely impact our ceiling tests in future quarters. Under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to (the full cost valuation “ceiling”): the estimated future net cash flows from proved oil and gas reserves, discounted at 10%; plus the cost of any properties not being amortized; plus the lower of cost or fair value of unproved properties included in costs being amortized; less the income tax effect related to the differences between the book and tax basis of the properties. If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average price received for our petroleum products during the twelve month period ending with the balance sheet date. If commodity prices drop below the average from the past twelve months, future ceiling test calculations would be adversely affected. We cannot give assurance that a write-down of capitalized oil and gas properties will not be required in the future.
Our proved undeveloped reserves at June 30, 2017, consist of 544 MBOE of reserves and $3.2 million of future development costs associated with a proposed eight-well infill drilling program and 1,564 MBOE of reserves and $10.9 million of future development costs associated with the Phase V development in the eastern portion of the field. The infill drilling programs objective is to to increase production and recover reserves which are not believed to be effectively producible with the existing well configuration. The project has aspects of both acceleration of production and an increase in ultimate reserves recovery and is being treated as a proved undeveloped project. The infill project is expected to begin in the third quarter of fiscal 2018. Phase V development is expected to begin in third quarter of fiscal 2019.

Three Months Ended September 30, 2017 and 2016
The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended September 30,
	2017	2016	Variance	Variance %
Oil and gas production:
Crude oil revenues	$7,829,255	$7,593,855	$235,400	3.1%
NGL revenues	708,616	89	708,527	n.m.
Natural gas revenues	—	(4)	4	n.m.
Total revenues	$8,537,871	$7,593,940	$943,931	12.4%

Crude oil volumes (Bbl)	166,737	178,002	(11,265)	(6.3)%
NGL volumes (Bbl)	25,246	4	25,242	n.m.
Natural gas volumes (Mcf)	—	16	(16)	n.m.
Equivalent volumes (BOE)	191,983	178,009	13,974	7.9%

Crude oil (BOPD, net)	1,812	1,935	(123)	(6.4)%
NGLs (BOEPD, net)	274	—	274	n.m.
Equivalent volumes (BOEPD, net)	2,086	1,935	151	7.8%

Crude oil price per Bbl	$46.96	$42.66	$4.30	10.1%
NGL price per Bbl	28.07	22.25	5.82	26.2%
Natural gas price per Mcf	—	(0.25)	0.25	n.m.
Equivalent price per BOE	$44.47	$42.66	$1.81	4.2%

CO2 costs	$1,088,261	$1,078,133	$10,128	0.9%
All other lease operating expenses	1,803,325	1,266,508	536,817	42.4%
Production costs	$2,891,586	$2,344,641	$546,945	23.3%
Production costs per BOE	$15.06	$13.17	$1.89	14.4%

CO2 volumes (MMcf per day, gross)	69.3	73.7	(4.4)	(6.0)%

Oil and gas DD&A (a)	$1,510,881	$1,265,637	$245,244	19.4%
Oil and gas DD&A per BOE	$7.87	$7.11	$0.76	10.7%

n.m. Not meaningful.

(a) Excludes $7,662 and $7,802 of other depreciation and amortization expense for the three months ended September 30, 2017 and 2016, respectively.

Net Income Available to Common Stockholders. For the three months ended September 30, 2017, we generated net income of $2.1 million, or $0.06 per diluted share, on total revenues of $8.5 million. This compares to a net income of $0.6 million, or $0.02 per diluted share, on revenues of $7.6 million for the year-ago quarter.  The $1.6 million earnings increase reflects a $0.9 million revenue increase, $0.5 million of lower income tax expense and a $1.3 million decrease in allocated net income to holders of preferred shares retired in November 2016, partially offset by $1.1 million of higher operating expenses.
Oil and Gas Revenues. Revenues increased 12% to $8.5 million primarily as a result of a 8% increase in production volumes from the year-ago quarter, together with a 4% increase in realized prices from $42.66 per equivalent barrel to $44.47 per equivalent barrel in the current quarter. Delhi oil and natural gas liquids production comprised all of our current quarter revenues and virtually all revenues for the year-ago quarter. Net Delhi oil production volumes of 1,812 BOPD decreased 123 BOPD from a year ago as a result of reduced production enhancement and conformance operations in the field. NGL net revenues averaged 274 BOEPD as sales of production from the Delhi NGL plant in the current quarter.
Production Costs. Production costs for the current quarter were $2.9 million, a $0.5 million, or 23%, increase from a year ago, primarily due to the expense of the NGL plant which started up December 31, 2016. Current cost includes $1.1 million for CO2 costs, a 1% increase. A 6% decline in purchase volumes reflecting operational efficiencies was almost offset by higher purchase cost per mcf, which is derived from the realized field oil price. Average gross purchase volumes decreased from 73.7 MMcf per day in the year-ago quarter to 69.3 MMcf per day for the current quarter. The current quarter's production costs were $15.06 per BOE on total production volumes. Calculated solely on our Delhi working interest volumes, production costs were $19.77 per barrel, of which $7.81 per barrel was CO2 cost. These costs per barrel exclude production volumes from our royalty interests in the Delhi field, which bear almost no production costs, and are therefore higher than the rates per barrel on our total production volumes.
General and Administrative Expenses (“G&A”). G&A expenses increased $0.3 million, or 27%, to $1.6 million for the three months ended September 30, 2017 due to increases of $0.2 million and $0.1 million for non-cash stock compensation expense and severance expense, respectively. During the quarter, we reduced our employee count by one full time employee.
Depreciation, Depletion & Amortization Expense (“DD&A”). DD&A increased $0.2 million, or 19%, to $1.5 million for the current quarter compared to the year-ago period primarily due to higher full cost pool depletion reflecting a 7.9% increase in production to 191,983 BOE, together with a 11% higher amortization rate of $7.87 per BOE. The higher rate is principally due to increased future development costs at June 30, 2017.
Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements to report during the quarter ended September 30, 2017.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Information about market risks for the three months ended September 30, 2017, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2017.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report.  In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives.  Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2017 we have determined there has been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended June 30, 20017 in Part I. Item 3. “Legal Proceedings” and Note 18 — Commitments and Contingencies under Part II. Item 8. “Financial Statements.” Material developments in the status of those proceedings during the quarter ended September 30, 2017 are described in Part I. Item 1. "Financial Information" under Note 15 — Commitments and Contingencies in this Quarterly Report and incorporated herein by reference. We believe that the ultimate liability, if any, with respect to these claims and legal actions will not have a material effect on our financial position or on our results of operations.

ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended June 30, 2017 includes a detailed description of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2017.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended September 30, 2017, the Company did not sell any equity securities that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2017, the Company received shares of common stock from employees of the Company to pay their share of payroll taxes arising from vestings of restricted stock and contingent restricted stock. During this quarter, the Company did not purchase any common stock in the open market under the previously announced share repurchase program. The table below summarizes information about the Company's purchases of its equity securities during the quarter ended September 30, 2017.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2017	None	Not applicable	Not applicable	$3.4 million
August 2017	6,564	$7.64	Not applicable	$3.4 million
September 2017	8,720	$6.95	Not applicable	$3.4 million
Total	15,284	$7.25	Not applicable	$3.4 million
(1)During the current quarter the Company received shares of common stock from certain of its employees which were surrendered in exchange for their payroll tax liabilities arising from vestings of restricted stock and contingent restricted stock. The acquisition cost per share reflects the weighted-average market price of the Company's shares on the dates vested.
(2)On May 12, 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company's common stock. Under the program's terms, shares may be repurchased only on the open market and in accordance with the requirements of the Securities and Exchange Commission. The timing and amount of repurchases will depend upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and the repurchase program may be suspended or discontinued at any time. Such shares are initially recorded as treasury stock, then subsequently canceled.

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

Date: November 8, 2017