Form 10-Q
period 2018-03-31
EVOLUTION PETROLEUM CORP
filed 2018-05-09
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

 The number of shares outstanding of the registrant’s common stock, par value $0.001, as of May 4, 2018, was 33,171,514.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	March 31, 2018	June 30, 2017
Assets
Current assets
Cash and cash equivalents	$27,186,809	$23,028,153
Receivables	3,949,973	2,726,702
Prepaid expenses and other current assets	682,645	387,672
Total current assets	31,819,427	26,142,527
Oil and natural gas property and equipment, net (full-cost method of accounting)	59,589,750	61,790,068
Other property and equipment, net	34,144	40,689
Total property and equipment	59,623,894	61,830,757
Other assets	243,011	295,384
Total assets	$91,686,332	$88,268,668
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,786,518	$1,994,255
Accrued liabilities and other	628,663	724,639
Total current liabilities	3,415,181	2,718,894
Long term liabilities
Senior secured credit facility (Note 13)	—	—
Deferred income taxes	10,754,077	15,826,291
Asset retirement obligations	1,319,291	1,253,628
Total liabilities	15,488,549	19,798,813
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; 33,171,514 and 33,087,308 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	33,171	33,087
Additional paid-in capital	41,890,553	40,961,957
Retained earnings	34,274,059	27,474,811
Total stockholders’ equity	76,197,783	68,469,855
Total liabilities and stockholders’ equity	$91,686,332	$88,268,668

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Revenues
Crude oil	$9,639,238	$9,060,796	$27,654,128	$25,184,468
Natural gas liquids	610,328	464,641	2,200,220	464,730
Natural gas	—	—	—	(4)
Total revenues	10,249,566	9,525,437	29,854,348	25,649,194
Operating costs
Production costs	3,360,603	2,811,258	9,166,701	7,448,320
Depreciation, depletion and amortization	1,360,885	1,523,475	4,513,296	4,104,424
Accretion of discount on asset retirement obligations	22,263	13,562	66,865	39,892
General and administrative expenses *	1,842,548	1,283,906	5,078,508	3,760,348
Total operating costs	6,586,299	5,632,201	18,825,370	15,352,984
Income from operations	3,663,267	3,893,236	11,028,978	10,296,210
Other
Gain on realized derivative instruments, net	—	3,350	—	3,440
Gain on unrealized derivative instruments, net	—	47,965	—	33,833
Interest and other income	21,345	13,099	52,036	39,905
Interest expense	(30,525)	(20,317)	(71,436)	(61,373)
Income before income taxes	3,654,087	3,937,333	11,009,578	10,312,015
Income tax provision (benefit)	585,733	1,518,190	(4,076,156)	3,768,463
Net income attributable to the Company	3,068,354	2,419,143	15,085,734	6,543,552
Dividends on preferred stock	—	—	—	250,990
Deemed dividend on redeemed preferred shares	—	—	—	1,002,440
Net income available to common stockholders	$3,068,354	$2,419,143	$15,085,734	$5,290,122
Earnings per common share
Basic	$0.09	$0.07	$0.46	$0.16
Diluted	$0.09	$0.07	$0.45	$0.16
Weighted average number of common shares
Basic	33,171,514	33,062,297	33,123,185	33,021,865
Diluted	33,191,312	33,115,699	33,155,870	33,064,708

* General and administrative expenses for the three months ended March 31, 2018 and 2017 included non-cash stock-based compensation expense of $352,420 and $291,151, respectively. For the corresponding nine month periods, non-cash stock-based compensation expense was $1,324,230 and $878,023, respectively.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income attributable to the Company	$15,085,734	$6,543,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,555,496	4,146,898
Stock-based compensation	1,324,230	878,023
Accretion of discount on asset retirement obligations	66,865	39,892
Settlements of asset retirement obligations	—	(157,910)
Deferred income taxes (benefit)	(5,072,214)	3,079,342
Gain on derivative instruments, net	—	(37,273)
Changes in operating assets and liabilities:
Receivables	(1,223,271)	(723,161)
Prepaid expenses and other current assets	(294,973)	(445,597)
Accounts payable and accrued expenses	73,678	(1,808,566)
Income taxes payable	—	(164,544)
Net cash provided by operating activities	14,515,545	11,350,656
Cash flows from investing activities
Derivative settlement payments paid	—	(318,618)
Capital expenditures for oil and natural gas properties	(1,668,820)	(10,096,475)
Capital expenditures for other property and equipment	(6,033)	(32,260)
Net cash used in investing activities	(1,674,853)	(10,447,353)
Cash flows from financing activities
Cash dividends to preferred stockholders	—	(250,990)
Cash dividends to common stockholders	(8,286,486)	(6,116,323)
Common share repurchases, including shares surrendered for tax withholding	(395,550)	(459,858)
Redemption of preferred shares	—	(7,932,975)
Other	—	32
Net cash used in financing activities	(8,682,036)	(14,760,114)
Net increase (decrease) in cash and cash equivalents	4,158,656	(13,856,811)
Cash and cash equivalents, beginning of period	23,028,153	34,077,060
Cash and cash equivalents, end of period	$27,186,809	$20,220,249

Supplemental disclosures of cash flow information:	Nine Months Ended March 31,
	2018	2017
Income taxes paid	$1,456,754	$1,383,773
Non-cash transactions:
Change in accounts payable used to acquire property and equipment	622,185	(3,181,640)
Oil and natural gas property costs incurred through recognition of asset retirement obligations	(778)	14,119
 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statement of Changes in Stockholders' Equity
For the Nine Months Ended March 31, 2018
(Unaudited)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
Balance at June 30, 2017	33,087,308	$33,087	$40,961,957	$27,474,811	$—	$68,469,855
Issuance of restricted common stock	158,785	158	(158)	—	—	—
Forfeitures of restricted stock	(19,561)	(20)	20	—	—	—
Common share repurchases, including shares surrendered for tax withholding	(55,018)	—	—	—	(395,550)	(395,550)
Retirements of treasury stock	—	(54)	(395,496)	—	395,550	—
Stock-based compensation	—	—	1,324,230	—	—	1,324,230
Net income attributable to the Company	—	—	—	15,085,734	—	15,085,734
Common stock cash dividends	—	—	—	(8,286,486)	—	(8,286,486)
Balance at March 31, 2018	33,171,514	$33,171	$41,890,553	$34,274,059	$—	$76,197,783

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

New Accounting Pronouncements.

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2015-14, which defers the effective date of ASU 2014-09 Revenue from Contracts with Customers (Topic 606) (" ASU 2014-09") by one year and allows entities the option to early adopt the new revenue standard as of the original effective date, which for public business entities was for fiscal years beginning after December 31, 2016. Issued in May 2014, ASU 2014-09 provided guidance on revenue recognition for contracts with customers to transfer goods or services or for contracts for the transfer of nonfinancial assets. ASU 2014-09 requires that revenue recognition for contracts with customers depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public business entities, ASU 2014-09 is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The standard provides for either the full retrospective or modified retrospective transition methods. We expect to adopt this standard using the modified retrospective method. The Company expects that additional disclosures will be required as a result of adopting ASU 2014-09 and is currently assessing the impact of the guidance on its consolidated financial statements.

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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

December 15, 2017. The expected adoption method of ASU 2016-01 is being evaluated by the Company and the adoption is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which relates to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than twelve months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

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

Note 2 — Receivables

As of March 31, 2018 and June 30, 2017, our receivables consisted of the following:

	March 31, 2018	June 30, 2017
Receivables from oil and NGL sales	$3,949,863	$2,722,880
Other	110	3,822
Total receivables	$3,949,973	$2,726,702

Note 3 — Prepaid Expenses and Other Current Assets

As of March 31, 2018 and June 30, 2017, our prepaid expenses and other current assets consisted of the following:

	March 31, 2018	June 30, 2017
Prepaid insurance	$31,269	$169,416
Retainers and deposits	6,089	7,553
Prepaid federal and state income taxes	581,991	121,232
Other prepaid expenses	63,296	89,471
Prepaid expenses and other current assets	$682,645	$387,672

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 4 — Property and Equipment

As of March 31, 2018 and June 30, 2017, our oil and natural gas properties and other property and equipment consisted of the following:

	March 31, 2018	June 30, 2017
Oil and natural gas properties
Property costs subject to amortization	$87,253,160	$84,962,933
Less: Accumulated depreciation, depletion, and amortization	(27,663,410)	(23,172,865)
Unproved properties not subject to amortization	—	—
Oil and natural gas properties, net	$59,589,750	$61,790,068
Other property and equipment
Furniture, fixtures, office equipment and other, at cost	$141,410	$135,377
Less: Accumulated depreciation	(107,266)	(94,688)
Other property and equipment, net	$34,144	$40,689

During the nine months ended March 31, 2018 and 2017, the Company incurred capital expenditures of $2.3 million and $6.9 million, respectively, in the Delhi field.
Note 5 — Other Assets

As of March 31, 2018 and June 30, 2017, other assets consisted of the following:

	March 31, 2018	June 30, 2017
Royalty rights	$108,512	$108,512
Less: Accumulated amortization of royalty rights	(30,519)	(20,346)
Investment in Well Lift Inc., at cost	108,750	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(112,704)	(70,504)
Other assets, net	$243,011	$295,384
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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 6 — Accrued Liabilities and Other

As of March 31, 2018 and June 30, 2017, our other current liabilities consisted of the following:

	March 31, 2018	June 30, 2017
Accrued incentive and other compensation	$412,439	$413,113
Asset retirement obligations due within one year	35,539	35,115
Accrued royalties, including suspended accounts	11,499	17,708
Accrued franchise taxes	124,299	150,062
Accrued ad valorem taxes	44,887	108,641
Accrued liabilities and other	$628,663	$724,639

Note 7 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we expect to incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the nine months ended March 31, 2018 and for the year ended June 30, 2017:

	March 31, 2018	June 30, 2017
Asset retirement obligations — beginning of period	$1,288,743	$962,196
Liabilities incurred	—	52,792
Liabilities settled	—	(157,164)
Liabilities sold	—	(47,817)
Accretion of discount	66,865	59,664
Revision of previous estimates	(778)	419,072
Asset retirement obligations — end of period	$1,354,830	$1,288,743
Less current portion in accrued liabilities	(35,539)	(35,115)
Long-term portion of asset retirement obligations	$1,319,291	$1,253,628

Note 8 — Stockholders’ Equity

 Common Stock

As of March 31, 2018, we had 33,171,514 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. We paid dividends of $8,286,486 and $6,116,323 to our common shareholders during the nine months ended March 31, 2018 and 2017, respectively. The following table reflects the dividends paid in each quarter within the respective nine month periods:

	Fiscal Year
	2018	2017
Third quarter ended March 31,	$0.100	$0.070
Second quarter ended December 31,	$0.075	$0.065
First quarter ended September 30,	$0.075	$0.050

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

During the nine months ended March 31, 2018 and 2017, the Company acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll tax withholding obligations. The treasury shares were subsequently canceled. Such shares were valued at fair market value on the date of vesting, as reflected in the following table:

	Nine Months Ended March 31,
	2018	2017
Number of treasury shares acquired	55,018	73,455
Average cost per share	$7.19	$6.26
Total cost of treasury shares acquired	$395,550	$459,858

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

Dividends on the Series A Cumulative Preferred Stock were paid at a fixed rate of 8.5% per annum on the $25.00 per share liquidation preference, payable monthly. During the nine months ended March 31, 2016, we paid cash dividends of $250,990 to holders of our Series A Preferred Stock prior to the November 2016 redemption date.

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2017, all preferred and common dividends were treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2018, we expect all common dividends for such period to be treated as qualified dividend income. Such projections are based on our reasonable expectations as of March 31, 2018 and are subject to change based on our final tax calculations at the end of the fiscal year.
Note 9 — Stock-Based Incentive Plan

At the December 8, 2016 annual meeting, the stockholders approved the adoption of the Evolution Petroleum Corporation 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "2004 Plan"). The 2016 Plan authorizes the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of March 31, 2018, 987,845 shares remained available for grant under the 2016 Plan.

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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Restricted Stock and Contingent Restricted Stock

The Company awards grants of both Restricted Stock and Contingent Restricted Stock as part of its long-term incentive plan. Such grants, which expire after a maximum of four years if unvested, contain service-based, performance-based and market-based vesting provisions. The common shares underlying the Restricted Stock grants are issued on the date of grant. Contingent Restricted Stock grants vest only upon the attainment of higher performance-based or market-based vesting thresholds and are issued only upon vesting. Shares underlying Contingent Restricted Stock awards are reserved from the Plan they were granted under.

Service-based awards vest with continuous employment by the Company, generally in annual installments over a four-year period. Certain awards may contain other vesting periods, including quarterly installments and one-year vesting. Restricted Stock grants which vest based on service are valued at the fair market value on the date of grant and amortized over the service period. During the nine months ended March 31, 2018, we granted 112,155 service-based Restricted Stock awards, including 45,211 awards to employees and 66,944 awards to directors, substantially all of which have a one-year vesting period. We did not grant any performance-based or market based awards, nor any Contingent Restricted Stock awards, during this period.

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee or director of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on the grant date fair value when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the four-year term. As of March 31, 2018, certain contingent performance-based awards were not considered probable of vesting for accounting purposes and no compensation expense has been recognized with regard to these awards. If these awards are later determined to be probable of vesting, cumulative compensation expense would be recorded at that time and amortization would continue over the remaining expected vesting period.

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

Unvested Restricted Stock awards at March 31, 2018 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	218,615	$6.64
Performance-based awards	50,360	5.67
Market-based awards	50,359	5.44
Unvested Restricted Stock at March 31, 2018	319,334	$6.30
The following table sets forth the Restricted Stock transactions for the nine months ended March 31, 2018:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2018	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2017	391,624	$6.22
Service-based shares granted	112,155	6.96
Vested	(164,884)	6.57
Forfeited	(19,561)	6.16
Unvested Restricted Stock at March 31, 2018	319,334	$6.30	$1,184,557	1.25

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Unvested Contingent Restricted Stock awards at March 31, 2018 consisted of the following:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value
Performance-based awards	36,688	$7.04
Market-based awards	25,180	3.42
Unvested contingent shares at March 31, 2018	61,868	$5.57
The following table sets forth Contingent Restricted Stock transactions for the nine months ended March 31, 2018:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2018 (1)	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2017	113,270	$4.64
Vested	(46,630)	3.34
Forfeited	(4,772)	5.30
Unvested contingent shares at March 31, 2018	61,868	$5.57	$57,231.91
(1) Excludes $115,665 of potential future compensation expense for contingent performance-based awards for which vesting is not considered probable at this time for accounting purposes.
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended March 31, 2018 and 2017 was $352,420 and $291,151, respectively. For the corresponding nine month periods, non-cash stock compensation expense was $1,324,230 and $878,023, respectively.
Note 10 — Derivatives
As of June 30, 2017 and March 31, 2018, the Company had no derivative asset or liability positions.
From time to time, the Company has used and may in the future use derivative instruments to reduce its exposure to crude oil or other commodity price volatility of its near-term forecasted production. The Company's objectives are to achieve a more predictable level of cash flows to support the Company’s capital expenditure programs and to provide better financial visibility for its other financial commitments. The Company may use both fixed price swap agreements and costless collars to manage its exposure to crude oil and other commodity price risk. While these derivative instruments are intended to limit the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The Company does not intend to enter into derivative instruments for speculative or trading purposes.
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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

For the nine months ended March 31, 2018, the Company had no gains or losses from derivatives. For the nine months ended March 31, 2017, the Company recorded a gain on derivative instruments of $37,273 consisting of a realized gain of $3,440 on settled positions and an unrealized gain of $33,833.
Note 11 — Income Taxes
We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the title of the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act includes a permanent reduction in our federal corporate income tax rate from 34% to 21%. It also provides more favorable timing of tax deductions associated with capital investments and other significant changes to tax law. The Tax Act became effective upon passage, so our statutory rate for the current fiscal year ending June 30, 2018 is a blended rate of 27.55%. The permanent reduction in the federal corporate income tax rate resulted in a one-time non-cash income tax benefit of approximately $6.0 million related to the adjustment of our liability for deferred income taxes to the lower rate in the Tax Act. The accounting for the effects of the rate change on the Company’s deferred tax balances is complete and no provisional amounts were recorded.

Income taxes are recorded in our financial statements based on our estimated annual effective income tax rate. The effective rates used in the calculation of our income tax expense were approximately 18% and 37% for the nine months ended March 31, 2018 and 2017, respectively. After adjustment for the $6.0 million discrete benefit resulting from the revaluation of our deferred income tax liabilities at December 31, 2017, the effective rate for the nine months ended March 31, 2018 was a negative tax rate (benefit) of (37)% of income before income taxes.

Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation and other permanent differences. The effective tax rate for the nine months ended March 31, 2017 was significantly lower than the statutory federal rate as a result of percentage depletion in excess of basis and the tax effects of stock-based compensation, partially offset by state income taxes net of the federal benefit. Our quarterly income tax provisions are based on our reasonable estimates of income taxes payable at the end of the year. These estimates and our estimated interim effective tax rates may change significantly as additional financial results and amounts of capital spending become available during the year. In particular, our estimates of the utilization of excess percentage depletion, which is limited to 65% of actual taxable income, are subject to greater fluctuations between interim periods than other components of our tax provision.

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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 12 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017
Numerator
Net income available to common shareholders	$3,068,354	$2,419,143	$15,085,734	$5,290,122
Denominator
Weighted average number of common shares — Basic	33,171,514	33,062,297	33,123,185	33,021,865
Effect of dilutive securities:
Contingent restricted stock grants	19,798	27,216	32,685	17,860
Stock options	—	26,186	—	24,983
Weighted average number of common shares and potentially dilutive common shares used in diluted EPS	33,191,312	33,115,699	33,155,870	33,064,708

Net income per common share — Basic	$0.09	$0.07	$0.46	$0.16
Net income per common share — Diluted	$0.09	$0.07	$0.45	$0.16

Outstanding potentially dilutive securities as of March 31, 2018 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At March 31, 2018
Contingent Restricted Stock grants	—	61,868

Outstanding potentially dilutive securities as of March 31, 2017 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At March 31, 2017
Contingent Restricted Stock grants	$—	113,270
Stock Options	2.19	35,231
Total outstanding potentially dilutive securities	$0.52	148,501
Note 13 — Senior Secured Credit Agreement

On April 11, 2016, the Company entered into a three-year, senior secured reserve-based credit facility ("Facility") in an amount up to $50 million. The Facility replaces the Company's previous unsecured credit facility which expired in April 2016. The borrowing base under the Facility was originally set at $10 million and was subsequently increased to $40 million effective February 1, 2018. As of March 31, 2018, the Company was in compliance with all covenants contained in the Facility, and no amounts were outstanding under the Facility.
Borrowings from the Facility may be used for the acquisition and development of oil and gas properties and for letters of credit and other general corporate purposes. Availability of borrowings under the Facility is subject to semi-annual borrowing base redeterminations.
The Facility included a placement fee of 0.50% on the initial borrowing base, amounting to $50,000, and carries a commitment fee of 0.25% per annum on the undrawn portion of the borrowing base. Any borrowings under the Facility will bear interest, at the Company’s option, at either LIBOR plus 2.75% or the Prime Rate, as defined under the Facility, plus 1.00%. The Facility contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (a) a maximum total leverage ratio of not more than 3.00 to 1.00, (b) a debt service coverage ratio of not less than 1.10 to 1.00, and (c) a consolidated tangible net worth of not less than $40 million, all as defined under the Facility.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

In connection with this agreement, the Company incurred $168,972 of debt issuance costs. Such costs were capitalized in Other Assets and are being amortized to expense. The unamortized balance in debt issuance costs related to the Facility was $56,268 as of March 31, 2018.
Note 14 — Commitments and Contingencies

We are subject to various claims and contingencies in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At a minimum, we disclose such matters if we believe it is reasonably possible that a future event or events will confirm a loss through impairment of an asset or the incurrence of a liability. We accrue a loss if we believe it is probable that a future event or events will confirm a loss and we can reasonably estimate such loss and we do not accrue future legal costs related to that loss. Furthermore, we will disclose any matter that is unasserted if we consider it probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. We expense legal defense costs as they are incurred.

On December 3, 2013, our wholly owned subsidiary, NGS Sub Corp., was served with a lawsuit filed in the 8th Judicial District Court of Winn Parish, Louisiana by Cecil M. Brooks and Brandon Hawkins, residents of Louisiana, alleging that in 2006 a former subsidiary of NGS Sub Corp. improperly disposed of water from an off-lease well into a well located on the plaintiffs’ lands in Winn Parish. The plaintiffs requested monetary damages and other relief. We vigorously defended the claims. Based on our assessment of the continuing costs of defending the Company in this litigation, we entered into a confidential settlement agreement and obtained a full release and dismissal of all claims asserted in this matter. Although the agreement is confidential, the amount of the settlement payment, which was recorded in general and administrative expense as of March 31, 2018 and paid by the Company in April, is not material to the financial position of the Company.

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on May 31, 2019. Future minimum lease commitments as of March 31, 2018 under this operating lease are as follows:

Twelve month periods ended March 31,
2019	$73,073
2020 (through May)	$12,179

Rent expense for the three months ended March 31, 2018 and 2017 was $18,568 and $14,656, respectively. Rent expense for the nine months ended March 31, 2018 and 2017 was $57,617 and $68,081, respectively.

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

Executive Overview

General

We are engaged primarily in the development and production of oil and gas reserves within known oil and gas resources utilizing conventional technology with a focus on creating value on a per share basis. In doing so, we depend on a capital structure with low or minimal leverage, allowing us to maintain control of our assets for the benefit of our stockholders. By policy, every employee and director maintains a beneficial ownership position in our common stock. We believe this ownership helps ensure that the interests of our employees and directors are aligned with our shareholders.

Our strategy is to maximize the value realized by our stockholders from our assets, particularly our core Delhi asset.

Highlights for our Third Quarter of Fiscal 2018 and Operations Update

"Current quarter" refers to the three months ended March 31, 2018, the Company's third quarter of fiscal 2018.

"Prior quarter" refers to the three months ended December 31, 2017, the Company's second quarter of fiscal 2018.

"Year-ago quarter" refers to the three months ended March 31, 2017, the Company's third quarter of fiscal 2017.

Highlights for the Quarter:

•	Current quarter net income was $3.1 million, or $0.09 per common share, compared to net income of $0.07 per common share in the year-ago quarter.

•
We paid our eighteenth consecutive quarterly cash dividend on common shares, in the increased amount of $0.10 per share, and declared our nineteenth quarterly dividend of $0.10 per share payable in June 2018.

•	We commenced the planned twelve-well infill drilling program in the Delhi field in late March 2018.

•	Our realized oil price for the current quarter was $63.56 per barrel, our highest quarterly average price since the quarter ended December 31, 2014.

•
We reported revenues of $10.2 million for the current quarter, a decrease of 7% from the prior quarter and an 8% increase over the year-ago quarter. Revenues and production were adversely impacted by abnormal sub-freezing weather in January 2018.

•	We ended the current quarter with $28.4 million of working capital, an increase of $0.8 million from the prior quarter, after paying $3.3 million in common stock dividends.

Projects

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.4 of our Form 10-K for the year ended June 30, 2017.

Delhi Field - Enhanced Oil Recovery Project

Our interests in the Delhi field consist of a 23.9% working interest (with associated 19.0% net revenue interest) and separate overriding royalty and mineral interests of 7.2%. This yields a total net revenue interest of 26.2%. The field is operated by Denbury Resources, Inc. (the "operator").

As previously reported, the field had two weather-related disruptions to operations in January 2018 due to abnormal sub-freezing temperatures. Consequently, both oil and NGL production rates suffered from multiple days of shut-ins in addition to scheduled downtimes for maintenance and other repairs both in the field and at the NGL plant. However, gross production in February and March returned to normal levels of approximately 7,000 barrels of oil per day and 1,100 barrels of NGL's per day. The Company's net share of production for the quarter was 1,685 BOPD and 199 barrels of NGL's per day.

Our net realized oil pricing in the current quarter improved to $63.56 per barrel from $57.30 per barrel in the prior quarter. This was based on an average WTI price of $62.89 per barrel for the quarter. We continued to receive a premium price for our crude oil based on Louisiana Light Sweet ("LLS") pricing, but the LLS differential narrowed during the quarter, as did our overall premium to WTI.

Production from the NGL plant is transported by truck to a processing plant in East Texas. Under our current marketing contract, we receive market index pricing for each NGL component, based on the processed yield, less transportation, processing fees and other deductions. Our current mix of products contains a large percentage (~70%) of higher value NGL's, such as pentanes and butane, and almost no lower value ethane. Market pricing for our NGL's during the quarter was favorable, with net realized NGL prices averaging approximately 54% of WTI prices. NGL demand often has a seasonal pattern and prices tend to be higher during the cooler months of October through March. Accordingly, the relationship between NGL prices and WTI has fluctuated over time and we expect such volatility to continue.

Field operating expenses were $19.82 per barrel of oil equivalent ("BOE") in the current quarter compared to $14.30 in the prior quarter. This temporary increase in lifting costs is primarily attributable to the decrease in oil and NGL production as a direct result of the sub-freezing weather in January, and an overall 15% increase in CO2 expenses resulting from an 11% increase in realized oil prices and higher purchased CO2 volumes. Our total lease operating expenses in the Delhi field were $3.4 million in the current quarter, increasing by $0.4 million from the prior quarter, and $0.5 million over the year-ago quarter. Our purchased CO2 costs increased to $1.5 million ($8.61 per BOE) from $1.3 million ($6.21 per BOE) in the prior quarter and $1.0 million ($5.16 per BOE) in the year-ago quarter. Compared to the prior and year-ago quarter, purchased CO2 volumes increased 6% and 14% , respectively, while our costs per Mcf increased as a result of higher realized oil prices in the field, which are directly tied to the price per Mcf for purchased CO2. Under our contract with the operator, purchased CO2 is priced at 1% of the realized oil price in the field per thousand cubic feet (“Mcf”), plus sales taxes of 8% and transportation costs of $0.20 per Mcf. Our other (non CO2) lease operating expenses were $1.9 million, up 15% from $1.6 million in the prior quarter, primarily due to higher workover expenses.

The operator commenced the twelve-well infill drilling program in the Delhi field in late March as scheduled. Two wells have been drilled and a third well has been spudded in this program that is planned to be completed by late July 2018, along with the other nine wells. The operator has also started the construction of flowlines and facilities and expects to have the first wells online by the end of May 2018. This infill program targets productive oil zones in the developed area of the field that the operator believes are not being swept effectively by the current CO2 flood. This program is expected to both add production and increase ultimate recoveries above the current proved producing oil reserves.

2017 Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted comprehensive tax legislation under the title of the Tax Cuts and Jobs Act ("Tax Act"). The Tax Act includes a permanent reduction in our federal corporate income tax rate from 34% to 21%. It also provides more favorable tax deductions associated with capital investments and other significant changes to tax law. The Tax Act became effective upon passage, so our statutory rate for the current fiscal year ended June 30, 2018 is a blended rate of 27.55%. The permanent reduction in the federal corporate income tax rate resulted in a one-time non-cash income tax benefit of approximately $6.0 million related to the adjustment of our liability for deferred income taxes to the lower rate in the Tax Act. This benefit was recognized in the quarter ended December 31, 2017. The accounting for the effects of the rate change on the Company’s deferred tax balances was complete as of December 31, 2017 and no provisional amounts were recorded.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018		2017
Income before income taxes	3,654,087	3,937,333	11,009,578		10,312,015
Income tax (benefit) provision	585,733	1,518,190	(4,076,156)	(a)	3,768,463
Effective tax rate	16%	39%	(37)%	(b)	37%
(a) The income tax provision for the nine months ended March 31, 2018 includes a one-time non-cash benefit of approximately $6.0 million for the adjustment of our liability for deferred income taxes to the lower rate in the Tax Act. This discrete adjustment results in a negative tax rate (benefit) for this period.
(b) Income taxes are recorded in our financial statements based on our estimated annual effective income tax rate together with any discrete items. For the nine months ended March 31, 2018, the effective rate used in the calculation of our income tax expense was approximately 18%. Applying this rate together with the $6.0 million discrete revaluation benefit resulted in the negative tax rate (benefit) of (37)%.

The effective tax rates for the three months and the nine months ended March 31, 2018, excluding the impact of the $6.0 million deferred tax adjustment, were lower than the corresponding prior periods as a result of the lower statutory tax rate and higher utilization of percentage depletion in excess of basis during the current year.

Liquidity and Capital Resources
We had $27.2 million and $23.0 million in cash and cash equivalents at March 31, 2018 and June 30, 2017, respectively.
In addition, we have a senior secured reserve-based credit facility (the "Facility") with a maximum capacity of $50.0 million. The Facility had $40.0 million of undrawn borrowing base availability on March 31, 2018. There have been no borrowings under the Facility, which matures on April 11, 2019 and is secured by substantially all of the Company’s assets.
Any future borrowings bear interest, at the Company's option, at either LIBOR plus 2.75% or the Prime Rate, as defined, plus 1.0%. The Facility contains covenants that require the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a debt service coverage ratio of not less than 1.1 to 1.0 and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Facility. The Facility also contains other affirmative and negative covenants and events of default. As of March 31, 2018, the Company was in compliance with all covenants contained in the Facility.
During the nine months ended March 31, 2018, we funded our operations and cash dividends with cash generated from operations and our cash balance increased $4.2 million during that period. As of March 31, 2018, our working capital was $28.4 million, an increase of $5.0 million over working capital of $23.4 million at June 30, 2017.
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
We may choose to evaluate and pursue new growth opportunities through acquisitions or other transactions. In addition to our cash on hand, we have access to at least $40.0 million of availability under our senior secured credit facility. In addition we have an effective shelf registration statement with Securities and Exchange Commission under which we may issue new debt or equity securities. If we choose to pursue new growth opportunities, we would expect to use our internal resources of cash, working capital and borrowing capacity under our credit facility. It may also be advantageous for us to consider issuing additional equity as part of any potential transaction, but we have no specific plans to do so at this time.
Our other significant use of cash is our on-going dividend program. The Board of Directors instituted a cash dividend on our common stock in December 2013 and we have since paid eighteen consecutive quarterly dividends. Distribution of free cash flow in excess of our operating and capital requirements through cash dividends and potential repurchases of our common stock remains a priority of our financial strategy, and it is our long term goal to increase our dividends over time as appropriate. In February 2018, the Board declared an increase in the quarterly common stock dividend from $0.075 per share to $0.10 per share, effective with the dividend payment in March 2018 and declared a $0.10 per share dividend payable on June 29, 2018. The Board reviews the quarterly dividend rate in light of our financial position and operations, forecasted results, including the outlook for oil and NGL prices, the timing of further expansion of Delhi development and other potential growth opportunities.
Capital Budget - Delhi Field
During the nine months ended March 31, 2018, we incurred $2.3 million of capital expenditures at Delhi. This spending included $0.4 million for capital upgrades to the recycle plant, $0.9 million for CO2 conformance projects and capital maintenance, $0.7 million for Test Site 5 infrastructure in the eastern portion of the field, and $0.3 million for the infill drilling program.
The twelve-well infill drilling program in the Delhi field commenced March 2018 and has an estimated net cost of $4.7 million. The majority of these costs are expected to be incurred in the fourth quarter of this fiscal year and the remainder will continue into the first quarter of fiscal 2019. The operator estimates it will take up to five months to drill and complete all the wells. The program consists of five new CO2 injection wells and seven new production wells and targets productive oil zones which we believe are not being swept effectively by the current CO2 flood. It is expected to both add production and increase ultimate recoveries above the current developed producing oil reserves.
We have also approved additional net capital expenditures for fiscal 2018 totaling $2.8 million for water injection, flowlines and other infrastructure projects in preparation for the Test Site 5 development. Approximately $0.7 million of these costs have been incurred as of March 31, 2018. In addition, we expect to continue to perform conformance workover projects and will likely incur additional maintenance capital expenditures. Such amounts cannot be estimated accurately at this time, but are not expected to be material to our financial position.
Funding for our anticipated capital expenditures at Delhi over the next fiscal year is expected to be met from cash flows from operations and current working capital.
Overview of Cash Flow Activities
Net cash provided by operating activities was $14.5 million and $11.4 million for the nine months ended March 31, 2018 and 2017, respectively. The approximate $3.2 million increase in cash provided by operations between these two periods resulted from $8.5 million of higher net income and a $1.7 million increase in cash provided by operating assets and liabilities, partially offset by a $7.1 million decrease in non-cash expenses and other adjustments to reconcile net income to net cash provided by operations. This decrease includes a $6.0 million one-time adjustment of our deferred income tax liability to the lower corporate tax rate under the 2017 Tax Cuts and Jobs Act.
Net cash used in investing activities was $1.7 million and $10.4 million for the nine months ended March 31, 2018 and 2017, respectively. The decrease in cash outflows was primarily due to $8.4 million of lower capital expenditures together with a $0.3 million decline in derivative settlement payments. The prior year period included significant capital spending on the NGL plant, which was completed in January 2017.
Net cash used by financing activities for the nine months ended March 31, 2018 and 2017 was $8.7 million and $14.8 million, respectively. The $6.1 million decrease in cash used was principally due to $7.9 million disbursed in the prior fiscal year to redeem our preferred stock, $0.3 million of pre-redemption preferred dividend payments, and a $0.1 million decline in treasury stock purchases, partially offset by an increase of $2.2 million in common share dividends paid as a result of increases in dividend rates per share.

Full Cost Pool Ceiling Test and Proved Undeveloped Reserves
As of March 31, 2018, our capitalized costs of oil and gas properties were substantially below the full cost valuation ceiling. We do not currently expect that a write-down of capitalized oil and gas property costs will be required in the remaining quarters of fiscal 2018. However, substantially lower oil prices would have an effect on the excess, or cushion, of our valuation ceiling over our capitalized costs in the current quarter and could adversely impact our ceiling tests in future quarters. Under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to (the full cost valuation “ceiling”) the estimated future net cash flows from proved oil and gas reserves, discounted at 10%; plus the cost of any properties not being amortized; plus the lower of cost or fair value of unproved properties included in costs being amortized; less the income tax effect related to the differences between the book and tax basis of the properties. If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average price received for our petroleum products during the twelve month period ending with the balance sheet date. If commodity prices drop below the average from the past twelve months, future ceiling test calculations would be adversely affected. We cannot give assurance that a write-down of capitalized oil and gas properties will not be required in the future.
Our proved undeveloped reserves at June 30, 2017 included 544 MBOE of reserves and $3.2 million of future development costs associated with a planned infill drilling program and 1,564 MBOE of reserves and $10.9 million of future development costs associated with the Phase V development in the eastern portion of the field. The objective of the infill drilling program is to increase production and recover reserves which are not believed to be effectively producible with the existing well configuration. The project includes both acceleration of production and an increase in ultimate reserve recovery and has been recorded as a proved undeveloped project. The infill project, which was increased from eight wells to twelve wells subsequent to the date of the reserve report, commenced drilling late in the third quarter of fiscal 2018. The timing of our Test Site 5 development is dependent in part on the results and CO2 requirements of the infill program. The timing of such development is also dependent, in part, on the field operator's available funds and capital spending plans and priorities within their portfolio of properties. At present, we expect to begin this development in calendar 2019.

Three Months Ended March 31, 2018 and 2017
The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Three Months Ended March 31,
	2018	2017	Variance	Variance %
Oil and gas production:
Crude oil revenues	$9,639,238	$9,060,796	$578,442	6.4%
NGL revenues	610,328	464,641	145,687	31.4%
Total revenues	$10,249,566	$9,525,437	$724,129	7.6%

Crude oil volumes (Bbl)	151,665	183,811	(32,146)	(17.5)%
NGL volumes (Bbl)	17,926	19,594	(1,668)	(8.5)%
Equivalent volumes (BOE)	169,591	203,405	(33,814)	(16.6)%

Crude oil (BOPD, net)	1,685	2,042	(357)	(17.5)%
NGLs (BOEPD, net)	199	218	(19)	(8.7)%
Equivalent volumes (BOEPD, net)	1,884	2,260	(376)	(16.6)%

Crude oil price per Bbl	$63.56	$49.29	$14.27	29.0%
NGL price per Bbl	34.05	23.71	10.34	43.6%
Equivalent price per BOE	$60.44	$46.83	$13.61	29.1%

CO2 costs	$1,459,349	$1,049,035	$410,314	39.1%
All other lease operating expenses	1,901,254	1,762,223	139,031	7.9%
Production costs	$3,360,603	$2,811,258	$549,345	19.5%
Production costs per BOE	$19.82	$13.82	$6.00	43.4%
CO2 volumes (MMcf per day, gross)	75.7	66.3	9.4	14.2%

Oil and gas DD&A (a)	$1,353,340	$1,515,368	$(162,028)	(10.7)%
Oil and gas DD&A per BOE	$7.98	$7.45	$0.53	7.1%

(a) Excludes $7,545 and $8,107 of other depreciation and amortization expense for the three months ended March 31, 2018 and 2017, respectively.

Net Income Available to Common Stockholders. During the three months ended March 31, 2018, we generated net income of $3.1 million, or $0.09 per diluted share, on total revenues of $10.2 million. This compares to net income of $2.4 million, or $0.07 per diluted share, on revenues of $9.5 million for the year-ago quarter. The $0.6 million earnings increase reflects a $0.7 million revenue increase, a $0.9 million decline in income taxes primarily attributable to the impact of the 2017 Tax Cuts and Jobs Act, partially offset by $1.0 million of higher operating expenses.
Oil and Gas Revenues. Revenues increased 8% to $10.2 million as a result a 29% increase in realized oil and NGL prices to $60.44 per equivalent barrel from $46.83 in the year-ago quarter, partially offset by a 16.6% decrease in production volumes. Current quarter NGL and oil production were adversely effected by abnormal sub-freezing temperatures that caused disruptions to our operations and resulted in lost production of approximately seven days of crude oil and over twenty-five days of NGL production in January 2018. Compared to the year-ago quarter, net oil production volumes decreased by 357 BOPD, or 17.5%, to 1,685 BOPD, and net NGL production decreased by 8.7% to199 BOEPD. All of our revenues for the current and year-ago quarters came from the Delhi field.
Production Costs. Production costs for the current quarter were $3.4 million, a $0.5 million, or 20%, increase from the year-ago quarter, due to higher CO2 costs of $0.4 million, or 39%, together with a $0.1 million, or 8%, increase in other production costs. The CO2 cost increase was due to a higher purchase cost per Mcf, which is correlated with the 29% increase in realized oil price from a year ago, and a 14% increase in purchased volumes. Average gross purchased CO2 volumes increased from 66.3 MMcf per day in the year-ago quarter to 75.7 MMcf per day for the current quarter. Other production costs, which include incremental costs of the NGL plant, power, chemicals, expensed workovers, maintenance, labor and overhead, increased primarily due to higher workover expense. Current quarter total production costs per equivalent barrel increased $6.00 per BOE to $19.82 per BOE from $13.82 per BOE in the year-ago quarter due to the purchased CO2 and other production cost increases together with the decrease in equivalent barrel production as described above. Approximately 30% of the rate increase was due to the temporary decline in oil production as a result of the cold weather event.
Calculated solely on our Delhi working interest volumes, production costs were $26.46 per BOE, of which $11.85 per BOE was CO2 cost. These costs per equivalent barrel exclude production volumes from our royalty interests in the Delhi field, which bear almost no production costs, and are therefore higher than the rates per barrel on our total production volumes.
General and Administrative Expenses (“G&A”). G&A expenses increased $0.6 million, or 44%, to $1.8 million for the three months ended March 31, 2018. The increase resulted primarily from $0.4 million of higher litigation costs and $0.1 million of due diligence costs associated with property evaluations.
Depreciation, Depletion & Amortization Expense (“DD&A”). DD&A decreased $0.2 million, or 11%, to $1.4 million compared to the year ago quarter primarily as a result of lower full cost amortization expense due to the 16.6% production decrease to 169,591 BOE, partially offset by a 7% increase in amortization rate to $7.98 per BOE. The higher rate was principally due to increased development costs.

Nine Months Ended March 31, 2018 and 2017
The following table sets forth certain financial information with respect to our oil and natural gas operations:

	Nine Months Ended March 31,
	2018	2017	Variance	Variance %
Oil and gas production:
Crude oil revenues	$27,654,128	$25,184,468	$2,469,660	9.8%
NGL revenues	2,200,220	464,730	1,735,490	373.4%
Natural gas revenues	—	(4)	4	n.m.
Total revenues	$29,854,348	$25,649,194	$4,205,154	16.4%

Crude oil volumes (Bbl)	496,169	544,628	(48,459)	(8.9)%
NGL volumes (Bbl)	69,205	19,598	49,607	253.1%
Natural gas volumes (Mcf)	—	16	(16)	n.m.
Equivalent volumes (BOE)	565,374	564,229	1,145	0.2%

Crude oil (BOPD, net)	1,811	1,988	(177)	(8.9)%
NGLs (BOEPD, net)	252	71	181	254.9%
Natural gas (BOEPD, net)	—	—	—	n.m.
Equivalent volumes (BOEPD, net)	2,063	2,059	4	0.2%

Crude oil price per Bbl	$55.74	$46.24	$9.50	20.5%
NGL price per Bbl	31.79	23.71	8.08	34.1%
Natural gas price per Mcf	—	(0.25)	0.25	n.m.
Equivalent price per BOE	$52.80	$45.46	$7.34	16.1%

CO2 costs	$3,813,192	$3,168,909	$644,283	20.3%
All other lease operating expenses	5,353,509	4,279,411	1,074,098	25.1%
Production costs	$9,166,701	$7,448,320	$1,718,381	23.1%
Production costs per BOE	$16.21	$13.20	$3.01	22.8%

CO2 volumes (MMcf per day, gross)	71.5	69.0	2.5	3.6%

Oil and gas DD&A (a)	$4,490,545	$4,080,818	$409,727	10.0%
Oil and gas DD&A per BOE	$7.94	$7.23	$0.71	9.8%
n.m. Not meaningful.

(a) Excludes $22,751 and $23,606 of other depreciation and amortization expense for the nine months ended March 31, 2018 and 2017, respectively.

Net Income Available to Common Stockholders. During the nine months ended March 31, 2018, we generated net income of $15.1 million, or $0.45 per diluted share, on total revenues of $29.9 million. This compares to net income of $5.3 million, or $0.16 per diluted share, on revenues of $25.6 million for the nine months ended March 31, 2017.  The $9.8 million earnings increase reflects higher revenues of $4.2 million, an income tax decrease of $7.8 million primarily attributable to the impact of Tax Cuts and Jobs Act, and a $1.3 million decrease in allocated net income to holders of preferred shares retired in November 2016, partially offset by $3.5 million of higher operating expenses.
Oil and Gas Revenues. Revenues increased 16% to $29.9 million during the nine months ended March 31, 2018 primarily due to a 16% increase in realized prices from $45.46 per equivalent barrel to $52.80 per equivalent barrel on a very slight increase in equivalent barrels. All of our revenues in the current fiscal year came from the Delhi field, as did virtually all of our revenues from the prior year. Net Delhi oil production volumes of 1,811 BOPD at an average price of $55.74 decreased 177 BOPD from the prior year period primarily due to the abnormal sub-freezing temperatures that disrupted operations early in the current quarter together with successful conformance and production enhancement operations in the prior year that stabilized at lower rates in the current fiscal year. Net NGL production averaged 252 BOEPD, at an average price of $31.79 per barrel, an increase of 181 BOEPD compared to in the year-ago period as NGL plant production began in January 2017.
Production Costs. Production costs for the nine months ended March 31, 2018 were $9.2 million, a $1.7 million, or 23%, increase from the same period a year ago, primarily due to higher CO2 costs and the incremental operating costs of the NGL plant that commenced operations in January 2017. CO2 costs increased $0.6 million, or 20%, due to higher purchased CO2 costs per Mcf, which is correlated with the 21% increase in realized oil price from the prior year period together with a 4% increase in purchase volumes. Average gross purchased CO2 volumes increased from 69.0 MMcf per day in the year-ago period to 71.5 MMcf per day for the current year. Other production costs, which include incremental costs of the NGL plant, power, chemicals, expensed workovers, repairs and maintenance, labor and overhead, increased $1.1 million, or 25%, from the year-ago period. Approximately $0.8 million and $0.3 million of this increase were due to higher NGL plant-related expense and workover expense, respectively. Total production costs per equivalent barrel in the current period were $16.21 per BOE on total production volumes, compared to $13.20 in the prior year period.
Calculated solely on our Delhi working interest volumes, production costs were $21.41 per BOE, of which $9.29 per BOE was CO2 cost. These costs per equivalent barrel exclude production volumes from our royalty interests in the Delhi field, which bear almost no production costs, and are therefore higher than the rates per barrel on our total production volumes.
General and Administrative Expenses (“G&A”). G&A expenses increased $1.3 million, or 35%, to $5.1 million for the nine months ended March 31, 2018. The expense increase reflected $0.5 million of litigation and settlement expenses, $0.4 million of non-cash stock-based compensation expense, and $0.3 million of due diligence costs associated with property evaluations.
Depreciation, Depletion & Amortization Expense (“DD&A”). DD&A increased $0.4 million, or 10%, to $4.5 million for the nine months ended March 31, 2018 compared to the year-ago period primarily due to increased full cost amortization from a higher amortization rate of $7.94 per BOE compared to $7.23 per BOE in the year ago period and a small increase in production volumes 565,374 BOE. The higher rate was principally due to increased development costs.
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
Known Trends and Uncertainties.  General worldwide economic conditions, as well as economic conditions for the oil and gas industry specifically, continue to be uncertain and volatile. Concerns over uncertain future economic growth are affecting numerous industries and companies, as well as consumers, which impact demand for crude oil and natural gas. If the supply of crude oil and natural gas exceeds demand in the future, it may put downward pressure on crude oil and natural gas prices, thereby lowering our revenues, profits, cash flow and working capital going forward. While we realized higher average oil prices in the current quarter than any period since the quarter ended December 31, 2014, there can be no assurance that such prices will continue to prevail or trend upward.
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
Off Balance Sheet Arrangements

The Company had no off-balance sheet arrangements to report for the quarter ended March 31, 2018.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Information about market risks for the three months ended March 31, 2018, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2017.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended March 31, 2018, we have determined there has been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
We are involved in certain legal proceedings that are described in our Annual Report on Form 10-K for the year ended June 30, 2017 in Part I. Item 3. “Legal Proceedings” and Note 18 — Commitments and Contingencies under Part II. Item 8. “Financial Statements.” Material developments in the status of those proceedings during the quarter ended March 31, 2018 are described in Part I. Item 1. "Financial Information" under Note 14 — Commitments and Contingencies in this Quarterly Report and incorporated herein by reference.

ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended June 30, 2017 includes a detailed description of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2017.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2018, the Company did not sell any equity securities that were not registered under the Securities Act.
Issuer Purchases of Equity Securities
During the quarter ended March 31, 2018, the Company did not purchase any common stock in the open market under the previously announced share repurchase program and no shares of common stock were surrendered by its employees to pay their share of payroll taxes arising from vestings of restricted stock and/or exercises of stock options.

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

Date: May 9, 2018