Form 10-Q
period 2018-09-30
EVOLUTION PETROLEUM CORP
filed 2018-11-09
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

 The number of shares outstanding of the registrant’s common stock, par value $0.001, as of November 5, 2018, was 33,157,852.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	September 30, 2018	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$28,842,362	$24,929,844
Restricted cash	—	2,751,289
Receivables	4,334,897	3,941,916
Prepaid expenses and other current assets	940,236	524,507
Total current assets	34,117,495	32,147,556
Oil and natural gas property and equipment, net (full-cost method of accounting)	62,437,633	61,239,746
Other property and equipment, net	26,264	30,407
Total property and equipment	62,463,897	61,270,153
Other assets	236,620	244,835
Total assets	$96,818,012	$93,662,544
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$3,055,008	$3,432,568
Accrued liabilities and other	418,653	874,886
State and federal income taxes payable	1,175,792	122,760
Total current liabilities	4,649,453	4,430,214
Long term liabilities
Senior secured credit facility (Note 14)	—	—
Deferred income taxes	10,830,815	10,555,435
Asset retirement obligations	1,442,868	1,387,416
Total liabilities	16,923,136	16,373,065
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; 33,157,852 and 33,080,543 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	33,157	33,080
Additional paid-in capital	41,882,949	41,757,645
Retained earnings	37,978,770	35,498,754
Total stockholders’ equity	79,894,876	77,289,479
Total liabilities and stockholders’ equity	$96,818,012	$93,662,544

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Revenues
Crude oil	$11,397,452	$7,829,255
Natural gas liquids	909,627	572,712
Total revenues	12,307,079	8,401,967
Operating costs
Production costs	3,458,430	2,755,682
Depreciation, depletion and amortization	1,548,460	1,540,122
General and administrative expenses *	1,305,262	1,569,704
Total operating costs	6,312,152	5,865,508
Income from operations	5,994,927	2,536,459
Other
Enduro transaction breakup fee	1,100,000	—
Interest and other income	46,571	14,850
Interest expense	(29,345)	(20,455)
Income before income taxes	7,112,153	2,530,854
Income tax provision	1,316,352	390,322
Net income available to common stockholders	$5,795,801	$2,140,532
Earnings per common share
Basic	$0.18	$0.06
Diluted	$0.17	$0.06
Weighted average number of common shares
Basic	33,102,292	33,089,244
Diluted	33,119,057	33,147,508

* General and administrative expenses for the three months ended September 30, 2018 and 2017 included non-cash stock-based compensation of $215,373 and $487,484, respectively.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net income attributable to the Company	$5,795,801	$2,140,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,552,249	1,554,189
Stock-based compensation	215,373	487,484
Deferred income tax expense	275,380	19,513
Changes in operating assets and liabilities:
Receivables	(392,981)	(300,581)
Prepaid expenses and other current assets	(415,729)	96,296
Accounts payable and accrued expenses	(427,113)	(166,904)
Income taxes payable	1,053,032	370,745
Net cash provided by operating activities	7,656,012	4,201,274
Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(3,089,006)	(508,042)
Net cash used in investing activities	(3,089,006)	(508,042)
Cash flows from financing activities
Cash dividends to common stockholders	(3,315,785)	(2,481,471)
Common share repurchases, including shares surrendered for tax withholding	(89,992)	(110,753)
Net cash used in financing activities	(3,405,777)	(2,592,224)
Net increase in cash, cash equivalents and restricted cash	1,161,229	1,101,008
Cash, cash equivalents and restricted cash, beginning of period	27,681,133	23,028,153
Cash, cash equivalents and restricted cash, end of period *	$28,842,362	$24,129,161
* At September 30, 2018 and 2017, there were no restricted cash balances.

Supplemental disclosures of cash flow information:	Three Months Ended September 30,
	2018	2017
Income taxes paid	$462,395	$—
Non-cash transactions:
Change in accounts payable used to acquire property and equipment	(405,645)	114,729
Oil and natural gas property costs incurred through recognition of asset retirement obligations	31,268	—

 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statement of Changes in Stockholders' Equity
For the Three Months Ended September 30, 2018
(Unaudited)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
Balance at June 30, 2018	33,080,543	$33,080	$41,757,645	$35,498,754	$—	$77,289,479
Issuance of restricted common stock	86,396	86	(86)	—	—	—
Common share repurchases, including shares surrendered for tax withholding	(9,087)	—	—	—	(89,992)	(89,992)
Retirements of treasury stock	—	(9)	(89,983)	—	89,992	—
Stock-based compensation	—	—	215,373	—	—	215,373
Net income attributable to the Company	—	—	—	5,795,801	—	5,795,801
Common stock cash dividends, $0.10 per share	—	—	—	(3,315,785)	—	(3,315,785)
Balance at September 30, 2018	33,157,852	$33,157	$41,882,949	$37,978,770	$—	$79,894,876

 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 — Organization and Basis of Preparation

Nature of Operations.  Evolution Petroleum Corporation ("EPM") is an oil and gas company focused on delivering a sustainable dividend yield to its stockholders through the ownership, management and development of producing oil and gas properties. The Company's long-term goal is to build a diversified portfolio of oil and gas assets primarily through acquisition, while seeking opportunities to maintain and increase production through selective development, production enhancement and other exploitation efforts on its properties. Our largest active investment is our interest in a CO2 enhanced oil recovery project in Louisiana's Delhi field.

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation and Reporting.  Our consolidated financial statements include the accounts of EPM and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. Any such reclassifications have no impact on previously reported net income or stockholders' equity.

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
Note 2 — Summary of Significant Accounting Policies
Revenue Recognition
Effective July 1, 2018, the Company adopted ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASC 606”) using the full retrospective method and has applied the standard to all existing contracts. ASC 606 supersedes previous revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. As a result of adopting ASC 606, the Company did not have a cumulative-effect adjustment in retained earnings. The comparative information presented therein for the three months ended September 30, 2017 reflects the reclassification on our consolidated statement of operations of $135,904 from “Production Costs” to “Revenue - Natural Gas Liquids” in conformance with ASC 606. These changes to revenue and production costs resulted from the conclusion that the Company did not control the product throughout processing before transferring to the customer. Therefore, costs incurred after the transfer of control are treated as reductions of revenue. Additionally, adoption of ASC 606 did not impact net income attributable to common stockholders, current assets, total assets, current liabilities, total liabilities or stockholders’ equity and the Company does not expect that it will do so in future periods.
Our revenues are comprised solely of revenues from customers from the sale of crude oil and NGLs. The Company believes that the disaggregation of revenue on its consolidated statements of operations into these two major product types appropriately depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors based on our single geographic location. Crude oil and NGL revenues are recognized at a point in time when production is sold to a purchaser at an index-based, determinable price, delivery has occurred, control has transferred and collectibility of

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

the revenue is probable. The transaction price used to recognize revenue is a function of the contract billing terms which reference index price sources used by the industry. Revenue is invoiced by calendar month based on volumes at contractually based rates with payment typically required within 30 days for crude oil and 60 days for NGLs after the end of the production month. At the end of each month when the performance obligations have been satisfied, the consideration can be reasonably estimated and amounts due from customers are accrued in “Receivables” in our consolidated balance sheets. As of September 30, 2018 and June 30, 2018, receivables from contracts with customers were $4.3 million and $3.9 million, respectively.
Other Recently Adopted Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01").  The pronouncement requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investees) to be measured at fair value with changes in fair value recognized in net income, requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset, and eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. Effective July 1, 2018, the Company prospectively adopted ASU 2016-01 without impact to its consolidated financial position or results of operations. Because its investment in Well Lift Inc. does not have a readily determinable fair value, the Company elected to measure this investment at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if they were to occur.
Effective July 1, 2018, the Company retrospectively adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight specific cash flow issues for which current GAAP is either unclear or does not include specific guidance. Adoption had no effect on our current period and comparative consolidated statements of cash flows.
Effective July 1, 2018, the Company prospectively adopted ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company will apply the clarified definition of business to future acquistions and divestitures.
Recently Issued Accounting Pronouncements
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
Note 3 — Enduro Purchase and Sale Agreement
As previously disclosed, the Company entered into a Purchase and Sale Agreement ("PSA") on May 15, 2018, to acquire, as the "stalking horse" bidder, certain oil and gas assets from an affiliate of Enduro Resource Partners LLC ("Enduro") for a purchase price of $27.5 million, subject to the outcome of Enduro's Chapter 11 process. Contemporaneous with executing the PSA, the Company made a $2.75 million deposit to an acquisition escrow account which was reflected in restricted cash together with earned interest on the Company's June 30, 2018 statement of financial position. On July 20, 2018, the Company was repaid its deposit together with related earned interest as a higher bidder emerged in the Chapter 11 bidding process. In August 2018, upon the closing of a higher bidder's purchase transaction, the Company received payment of a $1.1 million breakup fee under the terms of the PSA. This breakup fee was effectively intended to cover the Company’s Enduro transaction costs, time and effort, substantially all of which occurred before June 30, 2018.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 4 — Receivables

As of September 30, 2018 and June 30, 2018, our receivables consisted of the following:

	September 30, 2018	June 30, 2018
Receivables from oil and NGL sales	$4,334,897	$3,940,998
Other	—	918
Total receivables	$4,334,897	$3,941,916

Note 5 — Prepaid Expenses and Other Current Assets

As of September 30, 2018 and June 30, 2018, our prepaid expenses and other current assets consisted of the following:

	September 30, 2018	June 30, 2018
Prepaid insurance	$142,896	$198,558
Retainers and deposits	11,089	11,089
Prepaid federal and state income taxes	706,373	231,920
Other prepaid expenses	79,878	82,940
Prepaid expenses and other current assets	$940,236	$524,507

Note 6 — Property and Equipment

As of September 30, 2018 and June 30, 2018, our oil and natural gas properties and other property and equipment consisted of the following:

	September 30, 2018	June 30, 2018
Oil and natural gas properties
Property costs subject to amortization	$93,107,547	$90,392,918
Less: Accumulated depreciation, depletion, and amortization	(30,669,914)	(29,153,172)
Unproved properties not subject to amortization	—	—
Oil and natural gas properties, net	$62,437,633	$61,239,746
Other property and equipment
Furniture, fixtures, office equipment and other, at cost	$143,223	$143,223
Less: Accumulated depreciation	(116,959)	(112,816)
Other property and equipment, net	$26,264	$30,407

During the three months ended September 30, 2018 and 2017, the Company incurred capital expenditures of $2.7 million and $0.6 million, respectively, in the Delhi field.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 7 — Other Assets

As of September 30, 2018 and June 30, 2018, other assets consisted of the following:

	September 30, 2018	June 30, 2018
Royalty rights	$108,512	$108,512
Less: Accumulated amortization of royalty rights	(37,301)	(33,910)
Investment in Well Lift Inc., at cost	108,750	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(130,560)	(126,771)
Software license	20,662	20,662
Less: Accumulated amortization of software license	(2,415)	(1,380)
Other assets, net	$236,620	$244,835
Our royalty rights and investment in Well Lift, Inc. ("WLI") resulted from the separation of our artificial lift technology operations in December 2015. We conveyed our patents and other intellectual property to WLI and retained a 5% royalty on future gross revenues associated the technology. We own 17.5% of the common stock of WLI and account for our investment in this private company at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if such were to occur. The Company evaluates the investment for impairment when it identifies any events or changes in circumstances that might have a significant adverse effect on the fair value of the investment.
Note 8 — Accrued Liabilities and Other

As of September 30, 2018 and June 30, 2018, our other current liabilities consisted of the following:

	September 30, 2018	June 30, 2018
Accrued incentive and other compensation	$126,591	$415,182
Accrued severance payments	60,867	160,089
Asset retirement obligations due within one year	35,539	35,539
Accrued royalties, including suspended accounts	11,498	11,498
Accrued franchise taxes	49,500	162,805
Accrued ad valorem taxes	134,658	89,773
Accrued liabilities and other	$418,653	$874,886

Note 9 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we expect to incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the three months ended September 30, 2018 and for the year ended June 30, 2018:

	September 30, 2018	June 30, 2018
Asset retirement obligations — beginning of period	$1,422,955	$1,288,743
Liabilities incurred	31,268	44,700
Accretion of discount	24,184	90,290
Revision of previous estimates	—	(778)
Asset retirement obligations — end of period	$1,478,407	$1,422,955
Less current portion in accrued liabilities	(35,539)	(35,539)
Long-term portion of asset retirement obligations	$1,442,868	$1,387,416

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 10 — Stockholders’ Equity

 Common Stock

As of September 30, 2018, we had 33,157,852 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. We paid dividends of $3,315,785 and $2,481,471 to our common stockholders during the three months ended September 30, 2018 and 2017, respectively. The following table reflects the dividends paid within the respective three month periods:

	Fiscal Year
	2018	2017
First quarter ended September 30,	$0.10	$0.075

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

During the three months ended September 30, 2018 and 2017, the Company acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll tax withholding obligations. The treasury shares were subsequently canceled. Such shares were valued at fair market value on the date of vesting, as reflected in the following table:

	Three Months Ended September 30,
	2018	2017
Number of treasury shares acquired	9,087	15,284
Average cost per share	$9.90	$7.25
Total cost of treasury shares acquired	$89,992	$110,753

 Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2018, all common dividends were treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2019, we expect all common dividends for such period to be treated as qualified dividend income. Such projections are based on our reasonable expectations as of September 30, 2018 and are subject to change based on our final tax calculations at the end of the fiscal year.
Note 11 — Stock-Based Incentive Plan

At the December 8, 2016 annual meeting, the stockholders approved the adoption of the Evolution Petroleum Corporation 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "2004 Plan") for which there were no shares available for future grants. The 2016 Plan authorizes the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of September 30, 2018, 887,326 shares remained available for grant under the 2016 Plan.

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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Restricted Stock and Contingent Restricted Stock

The Company has awarded grants of both Restricted Stock and Contingent Restricted Stock as part of its long-term incentive plan. Such grants, which expire after a maximum of four years if unvested, contain service-based, performance-based and market-based vesting provisions. The common shares underlying the Restricted Stock grants are issued on the date of grant. Contingent Restricted Stock grants vest only upon the attainment of higher performance-based or market-based vesting thresholds and are issued only upon vesting. Shares underlying Contingent Restricted Stock awards are reserved from the Plan they were granted under.

Service-based awards vest with continuous employment by the Company, generally in annual installments over their terms of three to four years. Certain awards may contain other vesting periods, including quarterly installments and one-year vesting. Restricted Stock grants which vest based on service are valued at the fair market value on the date of grant and amortized over the service period. During the three months ended September 30, 2018, we granted 31,777 service-based and 43,990 market-based Restricted Stock awards to our employees. We did not grant any performance-based awards, nor any Contingent Restricted Stock awards, during this period. The service-based awards have a three-year vesting period period.

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee or director of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on the grant date fair value when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the term of the award. As of September 30, 2018, there were no performance-based awards outstanding.

Market-based awards vest if their respective two- or three-year trailing total returns on the Company’s common stock exceed the corresponding total returns of various quartiles of indices consisting of either peer companies or a broad market index of companies in our industry. More recent market-based awards vest if the average of the Company's closing stock prices over defined quarterly measurement periods together with accumulated paid dividends exceeds a defined value. The fair values and expected vesting periods of these awards are determined using a Monte Carlo simulation based on the historical volatility of the Company's total return compared to the historical volatilities of the other companies in the index. Compensation expense for market-based awards is recognized over the expected vesting period using the straight-line method, so long as the holder remains an employee or director of the Company. Total compensation expense is based on the fair value of the awards at the date of grant and is independent of vesting or expiration of the awards, except for termination of service.
For market-based awards granted during the three months ended September 30, 2018, the range of assumptions used in the Monte Carlo simulation valuations, expected lives and fair values were as follows:

Three Months Ended September 30,
2018
Risk-free interest rate	2.69%
Expected life in years	2.82
Expected volatility	41.8%
Dividend yield	4.0%
Unvested Restricted Stock awards at September 30, 2018 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	176,598	$7.70
Market-based awards	64,302	7.35
Unvested Restricted Stock at September 30, 2018	240,900	$7.61

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

The following table sets forth the Restricted Stock transactions for the three months ended September 30, 2018:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2018	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2018	199,477	$6.83
Service-based shares granted	31,777	9.90
Market-based shares granted	43,990	8.24
Vested	(34,344)	6.01
Unvested Restricted Stock at September 30, 2018	240,900	$7.61	$1,211,864	2.36
Unvested Contingent Restricted Stock awards at September 30, 2018 consisted of the following:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value
Market-based awards	10,156	$3.42
The following table sets forth Contingent Restricted Stock transactions for the three months ended September 30, 2018:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2018	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2018	28,562	$6.06
Vested	(10,629)	5.67
Expired	(7,777)	10.05
Unvested contingent shares at September 30, 2018	10,156	$3.42	$9,155.74
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended September 30, 2018 and 2017 was $215,373 and $487,484, respectively.
Note 12 — Income Taxes
We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.
There were neither unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during any periods presented in the financial statements. We believe we have appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of various factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2015 through June 30, 2017 for federal tax purposes and for the years ended June 30, 2014 through June 30, 2017 for state tax purposes. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.
We recognized income tax expense of $1,316,352 and $390,322 for the three months ended September 30, 2018 and 2017, respectively, with corresponding effective tax rates of 19% and 15%. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation and other permanent differences. The effective tax rate increased 4% primarily due to the reduced amount of statutory depletion carryover available, partially offset by a 13% reduction in the federal statutory tax rate from 34% to 21% as a result of the Tax Cut and Jobs Act enacted in December 2017.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 13 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended September 30,
	2018	2017
Numerator
Net income available to common shareholders	$5,795,801	$2,140,532
Denominator
Weighted average number of common shares — Basic	33,102,292	33,089,244
Effect of dilutive securities:
Contingent restricted stock grants	16,765	58,264
Weighted average number of common shares and potentially dilutive common shares used in diluted EPS	33,119,057	33,147,508

Net income per common share — Basic	$0.18	$0.06
Net income per common share — Diluted	$0.17	$0.06

Outstanding potentially dilutive securities as of September 30, 2018 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At September 30, 2018
Contingent Restricted Stock grants	$—	10,156

Outstanding potentially dilutive securities as of September 30, 2017 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At September 30, 2017
Contingent Restricted Stock grants	$—	94,244
Note 14 — Senior Secured Credit Agreement

On April 11, 2016, the Company entered into a three-year, senior secured reserve-based credit facility ("Facility") in an amount up to $50 million. On May 25, 2018, we entered into the third amendment to our credit agreement governing the revolving credit facility to, among other things, extend the maturity date to April 11, 2021.
As of September 30, 2018, the Company's borrowing base was $40 million and we were in compliance with all financial covenants contained in the Facility. No amounts were outstanding under the Facility.
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
In connection with this agreement, the Company incurred $168,972 of debt issuance costs. Such costs were capitalized in Other Assets and are being amortized to expense. The unamortized balance in debt issuance costs related to the Facility was $38,412 as of September 30, 2018.

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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on May 31, 2019. Future minimum lease commitments as of September 30, 2018 under this operating lease are as follows:

Twelve month periods ended September 30,
2019	$48,715

For the three months ended September 30, 2018 and 2017, rent expense was $19,378 and $19,851, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto contained herein and in our Annual Report on Form 10-K for the year ended June 30, 2018 (the “Form 10-K”), along with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10‑K.  Any terms used but not defined herein have the same meaning given to them in the Form 10-K. Certain dollar amounts and percentages in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q have been rounded for presentation, and certain amounts may not sum due to rounding.

This Form 10-Q and the information referenced herein contain forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described in our 2018 Annual Report on Form 10-K for the year ended June 30, 2018 as filed with the Securities and Exchange Commission. Furthermore, the assumptions that support our forward-looking statements are based upon information that is currently available and is subject to change. We specifically disclaim all responsibility to publicly update any information contained in a forward-looking statement or any forward-looking statement in its entirety and therefore disclaim any resulting liability for potentially related damages. All forward-looking statements attributable to Evolution Petroleum Corporation are expressly qualified in their entirety by this cautionary statement.

We use the terms, “EPM,” “Company,” “we,” “us” and “our” to refer to Evolution Petroleum Corporation and its wholly owned subsidiaries.

Executive Overview

General

Evolution Petroleum Corporation is an oil and gas company focused on delivering a sustainable dividend yield to its stockholders through the ownership, management and development of producing oil and gas properties. The Company's long-term goal is to build a diversified portfolio of oil and gas assets primarily through acquisition, while seeking opportunities to maintain and increase production through selective development, production enhancement and other exploitation efforts on its properties. Our largest active investment is our interest in a CO2 enhanced oil recovery project in Louisiana's Delhi field.
By policy, every employee and director maintains a beneficial ownership position in our common stock. We believe this ownership helps ensure that the interests of our employees and directors are aligned with our stockholders.
In May 2018, our then President and Chief Executive Officer elected to retire as of May 31, 2018. Robert Herlin, our Chairman of the Board, founder and previous CEO, was elected by the board to the position of Executive Chairman and Interim CEO.  A special Transition Services Committee of the board was created with one member, William Dozier, to provide additional operational oversight to the Company during the transition to a new CEO. The Nominating and Corporate Governance Committee is working with Mr. Herlin to identify candidates and the process is expected to be completed during the quarter ending March 31, 2019.
Highlights for our First Quarter of Fiscal 2019 and Operations Update

"Current quarter" refers to the three months ended September 30, 2018, the Company's first quarter of fiscal 2019.

"Prior quarter" refers to the three months ended June 30, 2018, the Company's fourth quarter of fiscal 2018.

"Year-ago quarter" refers to the three months ended September 30, 2017, the Company's first quarter of fiscal 2018.

Highlights for the Quarter

•	We reported revenues of $12.3 million for the current quarter, a increase of 9% from the prior quarter and a 47% increase over the year-ago quarter.

•
Current quarter net income inclusive of a transaction breakup fee was $5.8 million, or $0.17 per common share, compared to net income of $4.5 million, or $0.14 per common share, in the prior quarter and $2.1 million, or $0.06 per common share, in the year-ago quarter.

•	We received the $1.1 million payment of the breakup fee related to our Enduro acquisition effort.

•	General and administrative expenses were $1.3 million for the current quarter, a 23% decrease compared to the prior quarter and a 17% decrease from the year-ago quarter.

•	We paid our twentieth consecutive quarterly cash dividend on common shares, and declared our twenty-first quarterly dividend of $0.10 per share payable on December 31, 2018.

•	We ended the current quarter with $29.5 million of working capital, an increase of $1.8 million from the prior quarter, after paying $3.3 million in common stock dividends.

Delhi Field - Enhanced Oil Recovery Project

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.1 of our Form 10-K for the year ended June 30, 2018. Our interests in the Delhi field consist of a 23.9% working interest (with associated 19.0% net revenue interest) and separate overriding royalty and mineral interests of 7.2%. This yields a total net revenue interest of 26.2%. The field is operated by Denbury Onshore LLC, a subsidiary of Denbury Resources, Inc. (the "operator").

Gross production at Delhi averaged 7,599 BOEPD during the quarter, a 0.7% increase from the prior quarter and a decrease of 4.5% from the year-ago quarter. In the current quarter, the field benefited slightly from some of the infill wells recently drilled and completed. Due to the nature of the EOR project, full benefit of the infill wells is not expected to be realized for several quarters due to CO2 flood response time. Only a few of the new wells produced during the current quarter and Evolution expects production from the infill wells to gradually ramp up over the next two quarters. The Company does not expect a significant increase in overall production from the field due to the infill program, rather the Company expects that overall field production in general will be held flat for an extended period with the possibility of a small increase.

During the current quarter, we incurred $1.8 million of capital expenditures related to the twelve well infill drilling program, which targeted productive oil zones not being swept effectively by the current CO2 flood operations. We also incurred $0.6 million of capital expenditures for water curtain wells and flowlines in the eastern part of the field and $0.3 million on our proved developed producing infrastructure that included $0.2 million of capital expenditures associated with the NGL plant for a prior period billing adjustment processed by the operator. Current expectations for net capital spending for the remainder of the fiscal year ended June 30, 2019 are approximately $2.0 to $2.5 million for the completion of the infill drilling program, ongoing conformance and water curtain projects in advance of Phase V, the next area of field development. These conformance projects are not individually material and are unlikely to have a significant impact on our capital spending during the fiscal year. We believe that the operator will continue the development of the field through Phase V in our fiscal year 2020.

In the current quarter, operating revenues were $12.3 million, based on an average realized oil price of $71.72 per barrel and an average realized NGL price of $37.28 per BOE, and we generated $6.0 million in income from operations. In the year-ago quarter, operating revenues were $8.4 million and we had income from operations of $2.5 million, based on an average realized oil price of $46.96 per barrel and an average realized NGL price of $22.69 per BOE. Net production volumes were 1,992 barrels of oil equivalent per day (“BOEPD”), slightly up from the 1,978 BOEPD in the last quarter and slightly down from the year ago quarter’s 2,086 BOEPD. Net income for the quarter was $5.8 million, or $0.17 per diluted share, compared to $4.5 million, or $0.14 per diluted share, in the previous quarter and $2.1 million, or $0.06 per diluted share, in the year-ago quarter.

Production costs in the Delhi field were $3.5 million in the current quarter, an increase of 20% from $2.9 million in the prior quarter due to higher CO2 costs primarily due to increased purchased volumes associated with resumption of CO2 injections in completed areas of the infill drilling program and the higher price of the CO2 purchased due to higher field oil prices. Purchased CO2 volumes were 69.6 million cubic feet (MMcf) per day, up 54% from 45.3 MMcf per day in the prior quarter, combined with a 6% increase in CO2 pricing accounting for all of this increase. Production costs other than CO2 were flat compared to the previous quarter and 18% higher than the year-ago quarter.
Three Months Ended September 30, 2018 and 2017
Revenues
Compared to the year-ago quarter, current quarter revenues increased 46% due to higher realized commodity prices partially offset by a 5% decrease in production volumes. The following table summarizes total production volumes, daily production volumes, average realized prices and revenue for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017	Variance	Variance %
Oil and gas production:
Crude oil revenues	$11,397,452	$7,829,255	$3,568,197	45.6%
NGL revenues	909,627	572,712	336,915	58.8%
Total revenues	$12,307,079	$8,401,967	$3,905,112	46.5%

Crude oil volumes (Bbl)	158,906	166,737	(7,831)	(4.7)%
NGL volumes (Bbl)	24,401	25,246	(845)	(3.3)%
Equivalent volumes (BOE)	183,307	191,983	(8,676)	(4.5)%

Crude oil (BOPD, net)	1,727	1,812	(85)	(4.7)%
NGLs (BOEPD, net)	265	274	(9)	(3.3)%
Equivalent volumes (BOEPD, net)	1,992	2,086	(94)	(4.5)%

Crude oil price per Bbl	$71.72	$46.96	$24.76	52.7%
NGL price per Bbl	37.28	22.69	14.59	64.3%
Equivalent price per BOE	$67.14	$43.76	$23.38	53.4%
Production Costs
The $0.7 million increase in production costs was due to increased CO2 costs together with higher other production costs reflecting $0.1 million of higher chemical expense, $0.1 million of higher NGL plant costs and $0.1 million of higher fuel gas costs. As CO2 purchases for the current quarter were essentially flat compared to the year-ago, its cost increase was primarily due to a higher purchase price per Mcf, which is based on the field's realized price of crude oil that increased 53% from a year ago.

	Three Months Ended September 30,
	2018	2017	Variance	Variance %
CO2 costs (a)	$1,483,852	$1,088,261	$395,591	36.4%
Other production costs	1,974,578	1,667,421	307,157	18.4%
Total production costs	$3,458,430	$2,755,682	$702,748	25.5%

CO2 cost per BOE	$8.09	$5.67	$2.42	42.7%
All other production costs per BOE	10.78	8.68	2.10	24.2%
Production costs per BOE	$18.87	$14.35	$4.52	31.5%
CO2 volumes (MMcf per day, gross)	69.6	69.3	0.3	0.4%
(a) Under our contract with the operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes of approximately 8.5% and transportation costs of $0.20 per Mcf.
Calculated solely on our Delhi working interest volumes, production costs were $25.99 per BOE, of which $11.15 per BOE was CO2 cost. These costs per equivalent barrel exclude production volumes from our royalty interests in the Delhi field, which bear almost no production costs, and are therefore higher than the rates per barrel on our total production volumes.

Depletion, Depreciation and Amortization
For the current quarter DD&A was virtually flat compared to the year-ago period as the oil and gas DD&A rate increase of 5% was offset by a 5% decrease in production volumes.

	Three Months Ended September 30,
	2018	2017	Variance	Variance %
DD&A of proved oil and gas properties	$1,516,742	$1,510,881	$5,861	0.4%
Depreciation of other property and equipment	4,143	4,271	(128)	(3.0)%
Amortization of intangibles	3,391	3,391	—	—%
Accretion of asset retirement obligations	24,184	21,579	2,605	12.1%
Total DD&A	$1,548,460	$1,540,122	$8,338	0.5%

Oil and gas DD&A rate per BOE	$8.27	$7.87	$0.40	5.1%
General and Administrative Expenses
G&A expenses for the current quarter decreased $0.3 million, or 17%, to $1.3 million from the year-ago quarter due to higher year-ago quarter expenses of $0.3 million for stock compensation and $0.1 million for severance benefits, partially offset by $0.1 million of increased board compensation expenses in the current quarter.
Other Income and Expenses
Other income and expense (net) increased due primarily to the Enduro breakup fee received during August 2018.

	Three Months Ended September 30,
	2018	2017	Variance	Variance %
Enduro transaction breakup fee	1,100,000	—	1,100,000	n.m.
Interest and other income	46,571	14,850	31,721	213.6%
Interest expense	(29,345)	(20,455)	(8,890)	43.5%
Total other income, net	$1,117,226	$(5,605)	$1,122,831	n.m.
n. m. Not meaningful.
Net Income
Net income available to common stockholders for the three months ended September 30, 2018 increased $3.7 million, or 171%, compared to the year-ago quarter. Increased pretax income and a slightly higher effective tax rate resulted in a 237% increase in income tax to $1.3 million compared to $0.4 million in the year-ago quarter.

	Three Months Ended September 30,
	2018	2017	Variance	Variance %
Income before income taxes	7,112,153	2,530,854	4,581,299	181%
Income tax provision	1,316,352	390,322	926,030	237%
Net income available to common stockholders	$5,795,801	$2,140,532	$3,655,269	171%
Income tax provision as a percentage of income before income taxes	19%	15%	4.0%	27%
The 4% increase in the effective tax rate is primarily due to the reduced amount of statutory depletion carryover available, partially offset by a 13% reduction in the federal statutory tax rate from 34% to 21% as a result of the Tax Cut and Jobs Act enacted in December 2017.

Liquidity and Capital Resources
We had $28.8 million and $24.9 million in cash and cash equivalents at September 30, 2018 and June 30, 2018, respectively.
In addition, we have a senior secured reserve-based credit facility (the "Facility") with a maximum capacity of $50 million. The Facility had $40 million of undrawn borrowing base availability on September 30, 2018. There have been no borrowings under the Facility, which matures on April 11, 2021 and is secured by substantially all of the Company’s assets.
Any future borrowings bear interest, at the Company's option, at either LIBOR plus 2.75% or the Prime Rate, as defined under the Facility, plus 1.0%. The Facility contains covenants that require the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a debt service coverage ratio of not less than 1.1 to 1.0 and (iii) a consolidated tangible net worth of not less than $50.0 million, each as defined in the Facility. The Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2018, the Company was in compliance with all covenants contained in the Facility.
During the three months ended September 30, 2018, we funded our operations and cash dividends with cash generated from operations and our cash balance increased $3.9 million during that period. As of September 30, 2018, our working capital was $29.5 million, an increase of $1.8 million over working capital of $27.7 million at June 30, 2018.
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
We may choose to evaluate and pursue new growth opportunities through acquisitions or other transactions. In addition to our cash on hand, we have access to at least $40 million of undrawn borrowing base availability under our senior secured credit facility. In addition we have an effective shelf registration statement with Securities and Exchange Commission under which we may issue up to $500 million of new debt or equity securities. If we choose to pursue new growth opportunities, we would expect to use our internal resources of cash, working capital and borrowing capacity under our credit facility. It may also be advantageous for us to consider issuing additional equity as part of any potential transaction, but we have no specific plans to do so at this time.
Our other significant use of cash is our on-going dividend program. The Board of Directors instituted a cash dividend on our common stock in December 2013 and we have since paid twenty consecutive quarterly dividends. Distribution of free cash flow in excess of our operating and capital requirements through cash dividends and potential repurchases of our common stock remains a priority of our financial strategy, and it is our long term goal to increase our dividends over time as appropriate. On November 5, 2018, the Board declared the next quarterly common stock dividend of $0.10 per share, which will be paid on December 31, 2018 to stockholders of record on December 14, 2018. The Board reviews the quarterly dividend rate in light of our financial position and operations, forecasted results, including the outlook for oil and NGL prices, the timing of further expansion of Delhi development and other potential growth opportunities.
Capital Budget - Delhi Field
During the three months ended September 30, 2018, we incurred $2.7 million of capital expenditures at Delhi. Our current expectations for net capital spending for the remainder of the fiscal year ended June 30, 2019 are approximately $2.0 to $2.5 million for the completion of the infill drilling program, ongoing Phase V infrastructure projects and ongoing conformance projects.
Our proved undeveloped reserves at June 30, 2018 included 537 MBOE of reserves and $1.9 million of future development costs associated with the infill drilling program and 1,546 MBOE of reserves and $10.9 million of future development costs associated with Phase V development in the eastern portion of the field. The timing of Phase V development is dependent in part on the results and CO2 requirements of the infill drilling program. The timing of such development is also dependent, in part, on the field operator's available funds and capital spending plans and priorities within its portfolio of properties. At present, we expect to begin this development in our fiscal year 2020.
Funding for our anticipated capital expenditures at Delhi over the remaining fiscal year and fiscal 2020 is expected to be met from cash flows from operations and current working capital.

Overview of Cash Flow Activities
Net cash provided by operating activities was $7.7 million and $4.2 million for the three months ended September 30, 2018 and 2017, respectively. The approximate $3.5 million increase in cash provided by operations between these two periods was due to $3.7 million of higher net income offset by $0.2 million increase in cash used by operating assets and liabilities.
Net cash used in investing activities was $3.1 million and $0.5 million for the three months ended September 30, 2018 and 2017, respectively, due to higher capital spending.
Net cash used by financing activities for the three months ended September 30, 2018 and 2017 was $3.4 million and $2.6 million, respectively. The $0.8 million decrease in cash used was principally due to our current $0.10 dividend per common share compared to $0.075 in the year-ago period.
Recently Adopted and Recently Issued Accounting Pronouncements
See “Note 2 – Summary of Significant Accounting Policies” for discussion of the pronouncements we recently adopted as well as the recently issued accounting pronouncements from the Financial Accounting Standards Board.
Other Economic Factors
Inflation. Although the general inflation rate in the United States, as measured by the Consumer Price Index and the Producer Price Index, has been relatively low in recent years, the oil and gas industry has experienced unusually volatile price movements in commodity prices, vendor goods and oilfield services. Prices for drilling and oilfield services, oilfield equipment, tubulars, labor, expertise and other services impact our lease operating expenses and our capital expenditures. During fiscal 2019 to date, we have seen a firming of prices for operating and capital costs as a result of improving demand and a closer balance with the supply of goods and services in the industry. Product prices, operating costs and development costs may not always move in tandem.
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
Off Balance Sheet Arrangements
The Company had no off-balance sheet arrangements to report for the quarter ended September 30, 2018.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Information about market risks for the three months ended September 30, 2018, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2018.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Under the supervision and with the participation of the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2018, we have determined there has been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Our Annual Report on Form 10-K for the year ended June 30, 2018 includes a detailed description of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2018.
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
During the quarter ended September 30, 2018, the Company received shares of common stock from employees of the Company to pay their share of payroll taxes arising from vestings of restricted stock and contingent restricted stock. During this quarter, the Company did not purchase any common stock in the open market under the previously announced share repurchase program. The table below summarizes information about the Company's purchases of its equity securities during the quarter ended September 30, 2018.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2018	—	$—	Not applicable	$3.4 million
August 2018	529	$9.63	Not applicable	$3.4 million
September 2018	8,558	$9.92	Not applicable	$3.4 million
Total	9,087	$9.90	Not applicable	$3.4 million
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
Date: November 9, 2018