Form 10-Q
period 2018-12-31
EVOLUTION PETROLEUM CORP
filed 2019-02-08
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

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

 The number of shares outstanding of the registrant’s common stock, par value $0.001, as of February 4, 2019, was 33,186,665.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	December 31, 2018	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$30,000,801	$24,929,844
Restricted cash	—	2,751,289
Receivables	3,434,227	3,941,916
Prepaid expenses and other current assets	594,555	524,507
Total current assets	34,029,583	32,147,556
Oil and natural gas property and equipment, net (full-cost method of accounting)	62,137,689	61,239,746
Other property and equipment, net	24,187	30,407
Total property and equipment	62,161,876	61,270,153
Other assets	228,405	244,835
Total assets	$96,419,864	$93,662,544
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,705,359	$3,432,568
Accrued liabilities and other	363,208	874,886
State and federal income taxes payable	136,124	122,760
Total current liabilities	3,204,691	4,430,214
Long term liabilities
Senior secured credit facility (Note 13)	—	—
Deferred income taxes	11,061,732	10,555,435
Asset retirement obligations	1,467,646	1,387,416
Total liabilities	15,734,069	16,373,065
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; 33,186,665 and 33,080,543 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	33,186	33,080
Additional paid-in capital	42,088,385	41,757,645
Retained earnings	38,564,224	35,498,754
Total stockholders’ equity	80,685,795	77,289,479
Total liabilities and stockholders’ equity	$96,419,864	$93,662,544

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Revenues
Crude oil	$10,515,875	$10,185,635	$21,913,327	$18,014,890
Natural gas liquids	532,243	740,585	1,441,870	1,313,297
Total revenues	11,048,118	10,926,220	23,355,197	19,328,187
Operating costs
Production costs	3,452,168	2,773,821	6,910,598	5,529,503
Depreciation, depletion and amortization	1,603,633	1,656,891	3,152,093	3,197,013
General and administrative expenses *	1,258,570	1,666,256	2,563,832	3,235,960
Total operating costs	6,314,371	6,096,968	12,626,523	11,962,476
Income from operations	4,733,747	4,829,252	10,728,674	7,365,711
Other
Enduro transaction breakup fee	—	—	1,100,000	—
Interest and other income	59,858	15,841	106,429	30,691
Interest expense	(29,345)	(20,456)	(58,690)	(40,911)
Income before income taxes	4,764,260	4,824,637	11,876,413	7,355,491
Income tax provision (benefit)	859,695	(5,052,211)	2,176,047	(4,661,889)
Net income available to common stockholders	$3,904,565	$9,876,848	$9,700,366	$12,017,380
Earnings per common share
Basic	$0.12	$0.30	$0.29	$0.36
Diluted	$0.12	$0.30	$0.29	$0.36
Weighted average number of common shares
Basic	33,167,159	33,109,448	33,134,726	33,099,546
Diluted	33,176,503	33,140,278	33,147,775	33,140,257

* General and administrative expenses for the three months ended December 31, 2018 and 2017 included non-cash stock-based compensation of $254,111 and $484,326, respectively. For the six months ended December 31, 2018 and 2017, non-cash stock-based compensation expenses were $469,484 and $971,810 respectively.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net income attributable to the Company	$9,700,366	$12,017,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,159,671	3,225,147
Stock-based compensation	469,484	971,810
Deferred income tax expense (benefit)	506,297	(5,245,910)
Changes in operating assets and liabilities:
Receivables	507,689	(1,351,451)
Prepaid expenses and other current assets	(70,048)	(436,376)
Accounts payable and accrued expenses	(142,568)	(83,013)
Income taxes payable	13,364	—
Net cash provided by operating activities	14,144,255	9,097,587
Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(5,048,987)	(1,017,358)
Capital expenditures for other property and equipment	(2,066)	—
Net cash used in investing activities	(5,051,053)	(1,017,358)
Cash flows from financing activities
Cash dividends to common stockholders	(6,634,896)	(4,969,335)
Common share repurchases, including shares surrendered for tax withholding	(138,638)	(395,550)
Net cash used in financing activities	(6,773,534)	(5,364,885)
Net increase in cash, cash equivalents and restricted cash	2,319,668	2,715,344
Cash, cash equivalents and restricted cash, beginning of period	27,681,133	23,028,153
Cash, cash equivalents and restricted cash, end of period	$30,000,801	$25,743,497

Supplemental disclosures of cash flow information:	Six Months Ended December 31,
	2018	2017
Income taxes paid	$1,862,919	$1,136,754
Non-cash transactions:
Change in accounts payable used to acquire property and equipment	(1,094,249)	424,365
Oil and natural gas property costs incurred through recognition of asset retirement obligations	31,268	(779)

 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statement of Changes in Stockholders' Equity
For the Six Months Ended December 31, 2018
(Unaudited)

	Common Stock
			Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
Balance at June 30, 2018	33,080,543	$33,080	$41,757,645	$35,498,754	$—	$77,289,479
Issuance of restricted common stock	121,611	122	(122)	—	—	—
Common share repurchases, including shares surrendered for tax withholding	(15,489)	—	—	—	(138,638)	(138,638)
Retirements of treasury stock	—	(16)	(138,622)	—	138,638	—
Stock-based compensation	—	—	469,484	—	—	469,484
Net income attributable to the Company	—	—	—	9,700,366	—	9,700,366
Common stock cash dividends, $0.10 per share	—	—	—	(6,634,896)	—	(6,634,896)
Balance at December 31, 2018	33,186,665	$33,186	$42,088,385	$38,564,224	$—	$80,685,795

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
Note 2 — Summary of Significant Accounting Policies
Revenue Recognition
Effective July 1, 2018, the Company adopted ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASC 606”) using the full retrospective method and has applied the standard to all existing contracts. ASC 606 supersedes previous revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. As a result of adopting ASC 606, the Company did not have a cumulative-effect adjustment in retained earnings. The comparative information presented therein for the three and six months ended December 31, 2017 reflects the reclassification on our consolidated statement of operations of $140,691 and $276,595, respectively, from “Production Costs” to “Revenue - Natural Gas Liquids” in conformance with ASC 606. These changes to revenue and production costs resulted from the conclusion that the Company did not control the product throughout processing before transferring to the customer. Therefore, costs incurred after the transfer of control are treated as reductions of revenue. Additionally, adoption of ASC 606 did not impact net income attributable to common stockholders, current assets, total assets, current liabilities, total liabilities or stockholders’ equity and the Company does not expect that it will do so in future periods.
Our revenues are comprised solely of revenues from customers from the sale of crude oil and NGLs. The Company believes that the disaggregation of revenue on its consolidated statements of operations into these two major product types appropriately depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors based on our single geographic location. Crude oil and NGL revenues are recognized at a point in time when production is sold to a purchaser at an index-based, determinable price, delivery has occurred, control has transferred and collectibility of

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

the revenue is probable. The transaction price used to recognize revenue is a function of the contract billing terms which reference index price sources used by the industry. Revenue is invoiced by calendar month based on volumes at contractually based rates with payment typically required within 30 days for crude oil and 60 days for NGLs after the end of the production month. At the end of each month when the performance obligations have been satisfied, the consideration can be reasonably estimated and amounts due from customers are accrued in “Receivables” in our consolidated balance sheets. As of December 31, 2018 and June 30, 2018, receivables from contracts with customers were $3.4 million and $3.9 million, respectively.
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
Note 3 — Receivables

As of December 31, 2018 and June 30, 2018, our receivables consisted of the following:

	December 31, 2018	June 30, 2018
Receivables from oil and NGL sales	$3,434,227	$3,940,998
Other	—	918
Total receivables	$3,434,227	$3,941,916

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 4 — Prepaid Expenses and Other Current Assets

As of December 31, 2018 and June 30, 2018, our prepaid expenses and other current assets consisted of the following:

	December 31, 2018	June 30, 2018
Prepaid insurance	$87,234	$198,558
Retainers and deposits	6,089	11,089
Prepaid federal and state income taxes	438,453	231,920
Other prepaid expenses	62,779	82,940
Prepaid expenses and other current assets	$594,555	$524,507

Note 5 — Property and Equipment

As of December 31, 2018 and June 30, 2018, our oil and natural gas properties and other property and equipment consisted of the following:

	December 31, 2018	June 30, 2018
Oil and natural gas properties
Property costs subject to amortization	$94,378,924	$90,392,918
Less: Accumulated depreciation, depletion, and amortization	(32,241,235)	(29,153,172)
Unproved properties not subject to amortization	—	—
Oil and natural gas properties, net	$62,137,689	$61,239,746
Other property and equipment
Furniture, fixtures, office equipment and other, at cost	$145,289	$143,223
Less: Accumulated depreciation	(121,102)	(112,816)
Other property and equipment, net	$24,187	$30,407

During the six months ended December 31, 2018 and 2017, the Company incurred capital expenditures of $4.0 million and $1.4 million, respectively, in the Delhi field.
Note 6 — Other Assets

As of December 31, 2018 and June 30, 2018, other assets consisted of the following:

	December 31, 2018	June 30, 2018
Royalty rights	$108,512	$108,512
Less: Accumulated amortization of royalty rights	(40,692)	(33,910)
Investment in Well Lift Inc., at cost	108,750	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(134,349)	(126,771)
Software license	20,662	20,662
Less: Accumulated amortization of software license	(3,450)	(1,380)
Other assets, net	$228,405	$244,835
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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 7 — Accrued Liabilities and Other

As of December 31, 2018 and June 30, 2018, our other current liabilities consisted of the following:

	December 31, 2018	June 30, 2018
Accrued incentive and other compensation	$217,171	$415,182
Accrued severance payments	—	160,089
Asset retirement obligations due within one year	35,539	35,539
Accrued royalties, including suspended accounts	11,498	11,498
Accrued franchise taxes	99,000	162,805
Accrued ad valorem taxes	—	89,773
Accrued liabilities and other	$363,208	$874,886

Note 8 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we expect to incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the six months ended December 31, 2018 and for the year ended June 30, 2018:

	December 31, 2018	June 30, 2018
Asset retirement obligations — beginning of period	$1,422,955	$1,288,743
Liabilities incurred	31,268	44,700
Accretion of discount	48,962	90,290
Revision of previous estimates	—	(778)
Asset retirement obligations — end of period	$1,503,185	$1,422,955
Less current portion in accrued liabilities	(35,539)	(35,539)
Long-term portion of asset retirement obligations	$1,467,646	$1,387,416

Note 9 — Stockholders’ Equity

 Common Stock

As of December 31, 2018, we had 33,186,665 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. We paid dividends of $6,634,896 and $4,969,335 to our common stockholders during the six months ended December 31, 2018 and 2017, respectively. The following table reflects the dividends paid within the respective three month periods:

	Fiscal Year
	2018	2017
First quarter ended September 30,	$0.10	$0.075
Second quarter ended December 31,	$0.10	$0.075

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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

During the six months ended December 31, 2018 and 2017, the Company acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll tax withholding obligations. The treasury shares were subsequently canceled. Such shares were valued at fair market value on the date of vesting, as reflected in the following table:

	Six Months Ended December 31,
	2018	2017
Number of treasury shares acquired	15,489	55,018
Average cost per share	$8.95	$7.19
Total cost of treasury shares acquired	$138,638	$395,550

 Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2018, all common dividends were treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2019, we expect all common dividends for such period to be treated as qualified dividend income. Such projections are based on our reasonable expectations as of December 31, 2018 and are subject to change based on our final tax calculations at the end of the fiscal year.
Note 10 — Stock-Based Incentive Plan

At the December 8, 2016 annual meeting, the stockholders approved the adoption of the Evolution Petroleum Corporation 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "2004 Plan") for which there were no shares available for future grants. The 2016 Plan authorizes the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of December 31, 2018, 852,111 shares remained available for grant under the 2016 Plan.

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

Service-based awards vest with continuous employment by the Company, generally in annual installments over their terms of three to four years. Certain awards may contain other vesting periods, including quarterly installments and one-year vesting. Restricted Stock grants which vest based on service are valued at the fair market value on the date of grant and amortized over the service period. During the six months ended December 31, 2018, we granted 31,777 service-based and 43,990 market-based Restricted Stock awards to our employees as well as 35,215 service-based awards to the Company's directors. We did not grant any performance-based awards, nor any Contingent Restricted Stock awards, during this period. The employees' service-based awards vest annually over a three-year period and the directors' service-based awards have a one-year cliff vesting period.

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee or director of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on the grant date fair value when it is

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the term of the award. As of December 31, 2018, there were no performance-based awards outstanding.

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
For market-based awards granted during the six months ended December 31, 2018, the range of assumptions used in the Monte Carlo simulation valuations, expected lives and fair values were as follows:

Six Months Ended December 31,
2018
Risk-free interest rate	2.69%
Expected life in years	2.82
Expected volatility	41.8%
Dividend yield	4.0%
Unvested Restricted Stock awards at December 31, 2018 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	121,265	$8.62
Market-based awards	64,302	7.35
Unvested Restricted Stock at December 31, 2018	185,567	$8.18
The following table sets forth the Restricted Stock transactions for the six months ended December 31, 2018:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at December 31, 2018	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2018	199,477	$6.83
Service-based shares granted	66,992	9.17
Market-based shares granted	43,990	8.24
Vested	(124,892)	6.57
Unvested Restricted Stock at December 31, 2018	185,567	$8.18	$1,260,881	2.02
Unvested Contingent Restricted Stock awards at December 31, 2018 consisted of the following:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value
Market-based awards	10,156	$3.42

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

The following table sets forth Contingent Restricted Stock transactions for the six months ended December 31, 2018:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at December 31, 2018	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2018	28,562	$6.06
Vested	(10,629)	5.67
Expired	(7,777)	10.05
Unvested contingent shares at December 31, 2018	10,156	$3.42	$6,058.49
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended December 31, 2018 and 2017 was $254,111 and $484,326, respectively. For the corresponding six month periods, stock-based compensation expense was $469,484 and $971,810, respectively.
Note 11 — Income Taxes
We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.
There were neither unrecognized tax benefits nor any accrued interest or penalties associated with unrecognized tax benefits during any periods presented in the financial statements. We believe we have appropriate support for the income tax positions taken and to be taken on our tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of various factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the years ended June 30, 2015 through June 30, 2018 for federal tax purposes and for the years ended June 30, 2014 through June 30, 2018 for state tax purposes. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.
For the six months ended December 31, 2018 and 2017, respectively, we recognized income tax expense of $2.2 million and an income tax benefit of $(4.7) million. This benefit included a one-time $6.0 million tax credit, resulting from adjustment of our deferred income tax liabilities at December 31, 2017 in connection with enactment of the Tax Cut and Jobs Act (the "Tax Act"). For the six months ended December 31, 2018 and 2017, the corresponding effective tax rates were 18% and (63)%. Excluding the effect of the $6.0 million tax credit, income tax as a percentage of income before income taxes would have been approximately 19% for the six months ended December 31, 2017. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation and other permanent differences. For the six months ended December 31, 2018 and 2017, our respective statutory federal tax rates were 21% and 27.55%, as we used a blended rate during our fiscal year in which the Tax Act was enacted. The benefit of this statutory rate reduction was partially offset by a decreased benefit from depletion in excess of basis as much of our depletion carryover had been utilized in fiscal 2018.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 12 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017
Numerator
Net income available to common shareholders	$3,904,565	$9,876,848	$9,700,366	$12,017,380
Denominator
Weighted average number of common shares — Basic	33,167,159	33,109,448	33,134,726	33,099,546
Effect of dilutive securities:
Contingent restricted stock grants	9,344	30,830	13,049	40,711
Weighted average number of common shares and potentially dilutive common shares used in diluted EPS	33,176,503	33,140,278	33,147,775	33,140,257

Net income per common share — Basic	$0.12	$0.30	$0.29	$0.36
Net income per common share — Diluted	$0.12	$0.30	$0.29	$0.36

Outstanding potentially dilutive securities as of December 31, 2018 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At December 31, 2018
Contingent Restricted Stock grants	$—	10,156

Outstanding potentially dilutive securities as of December 31, 2017 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At December 31, 2017
Contingent Restricted Stock grants	$—	61,868
Note 13 — Senior Secured Credit Agreement

On April 11, 2016, the Company entered into a three-year, senior secured reserve-based credit facility ("Facility") in an amount up to $50 million. On May 25, 2018, we entered into the third amendment to our credit agreement governing the revolving credit facility to, among other things, extend the maturity date to April 11, 2021. On December 31, 2018, we entered into the fourth amendment to our credit agreement governing the revolving credit facility to broaden the definition for the Use of Proceeds.
As of December 31, 2018, the Company's elected commitment and borrowing base were $40 million and we were in compliance with all financial covenants contained in the Facility. No amounts were outstanding under the Facility.
Borrowings from the Facility may be used for the acquisition and development of oil and gas properties, investments in cash flow generating assets complimentary to the production of oil and gas, and for letters of credit and other general corporate purposes. Availability of borrowings under the Facility is subject to semi-annual borrowing base redeterminations.
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
In connection with this agreement, the Company incurred $168,972 of debt issuance costs. Such costs were capitalized in Other Assets and are being amortized to expense. The unamortized balance in debt issuance costs related to the Facility was $34,623 as of December 31, 2018.

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

Lease Commitments.  We have a non-cancelable operating lease for office space that expires on May 31, 2019. Future minimum lease commitments as of December 31, 2018 under this operating lease are as follows:

Twelve month periods ended December 31,
2019	$30,447

Rent expense for the three months ended December 31, 2018 and 2017 was $18,726 and $19,198, respectively. For the six months ended December 31, 2018 and 2017, rent expense was $38,104 and $39,049, respectively.

Note 15 — Enduro Purchase and Sale Agreement
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
In May 2018, our then President and Chief Executive Officer elected to retire as of May 31, 2018. Robert Herlin, our Chairman of the Board, founder and previous CEO, was elected by the board to the position of Executive Chairman and Interim CEO.  A special Transition Services Committee of the board was created with one member, William Dozier, to provide additional operational oversight to the Company during the transition to a new CEO. The Nominating and Corporate Governance Committee is working with Mr. Herlin to identify candidates and the process is expected to be completed during the quarter ending June 30, 2019.
Highlights for our Second Quarter of Fiscal 2019 and Operations Update

"Current quarter" refers to the three months ended December 31, 2018, the Company's second quarter of fiscal 2019.

"Prior quarter" refers to the three months ended September 30, 2018, the Company's first quarter of fiscal 2019.

"Year-ago quarter" refers to the three months ended December 31, 2017, the Company's second quarter of fiscal 2018.

Highlights for the Quarter

•	We paid our twenty-first consecutive quarterly cash dividend on common shares, and declared our twenty-second quarterly dividend of $0.10 per share payable on March 29, 2019.

•
Current quarter net income was $3.9 million, or $0.12 per diluted common share, compared to net income of $5.8 million, or $0.17 per diluted common share, in the prior quarter and $9.9 million, or $0.30 per diluted common share, in the year-ago quarter that included a $6.0 million, or $0.18 per diluted share, non-recurring income tax benefit related to the Tax Cuts and Jobs Act.

•
We reported revenues of $11 million for the current quarter, a decrease of 10% from the prior quarter primarily due a 10% decline in realized oil price and a 40% decline in realized NGL price. The Louisiana Light Sweet ("LLS") oil price premium at Delhi increased to $5.03 per barrel resulting in a higher realized oil price premium over the NYMEX oil price.

•	Total production (BOE's) grew 2% compared to the prior quarter.

•	General and administrative expenses were $1.3 million for the current quarter, a 4% decrease compared to the prior quarter and a 24% decrease from the year-ago quarter.

•	Working capital increased 12% to $30.8 million compared to year-ago quarter end and we remain debt free.

Delhi Field - Enhanced Oil Recovery Project

Gross oil production at Delhi averaged 6,772 BOPD during the quarter, a 2.8% increase from the prior quarter. Gross NGL production for quarter was 983 BOEPD, down 2.9% from the prior quarter. Oil production improved quarter over quarter as we saw production from six of the new infill wells as compared to five in the prior quarter. The Company anticipates the seventh infill well will be put on production early, and the remaining two infill wells to be put on production late, in the quarter ending March 31, 2019. In addition, the operator added a third workover rig in the fiscal second quarter with positive results which also helped to improve production. Two of the infill injection wells commenced injecting CO2, contributing to an overall increase in field injection volumes from the prior quarter. We expect to see future improvement in offset wells as a result of this work. The operator continues to take steps to improve plant efficiency and minimize unplanned downtimes. We expect to see improved NGL rates this year as a result of this work.

During the current quarter, we incurred $1.3 million on capital projects at Delhi, the majority of which, or $0.7 million, was spent completing the drilling of a water injection well, a water source well and completing the water facilities in preparation for Phase V expansion of the flood. Additionally, $0.3 million was expended on workovers and conformance projects, $0.2 million on NGL plant improvements and $0.1 million for the infill drilling program.

The current expectation for net capital spending for the remainder of the fiscal year ended June 30, 2019 is up to $1.0 million for the ongoing infrastructure projects in advance of Phase V, the next area of field development, and various conformance and workover projects. We believe that the operator will continue the development of the field through Phase V in our fiscal year 2020. The operator has not yet announced their capital budget for calendar year 2019.

In the current quarter, operating revenues were $11.0 million, based on an average realized oil price of $64.37 per barrel and an average realized NGL price of $22.46 per BOE,and we generated $4.7 million in income from operations. The decline in NGL realized prices is directly related to the fall in oil prices in the current quarter together with the Delhi operator’s ongoing fixed, per barrel post production cost allocation to the field’s royalty and mineral interests which reduces our revenue from such interests. This earnings effect is partially offset by lower lease operating expense for our Delhi working interest which shares in recovered post production costs. In the year-ago quarter, operating revenues were $10.9 million and we had income from operations of $4.8 million, based on an average realized oil price of $57.30 per barrel and an average realized NGL price of $28.45 per BOE. Net production volumes in the current quarter were 2,034 barrels of oil equivalent per day (“BOEPD”), up from the 1,992 BOEPD in the prior quarter and down from the year-ago quarter’s 2,215 BOEPD. Net income for the quarter was $3.9 million, or $0.12 per diluted share, compared to $5.8 million, or $0.17 per diluted share, in the previous quarter and $9.9 million, or $0.30 per diluted share, in the year-ago quarter.

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

Production costs in the Delhi field were $3.5 million in the current quarter, down less than 1% from the prior quarter despite a 10% increase in purchased CO2 volumes, largely offset by a decrease in CO2 cost per mcf. Purchased CO2 volumes increased 10% compared to the previous quarter and year-ago quarter to 76.3 million cubic feet (MMcf) per day due to completion of injection wells added in the 2018 infill drilling program. CO2 costs were 19% higher than the year-ago quarter due to a 12% higher oil price to which CO2 prices are linked and the increase in purchased CO2 volumes. For six months ended December 31, 2018, CO2 costs increased due to a 21% increase in price per mcf, which reflected the higher realized oil price at Delhi, together with a 5% increase in purchased volumes. The increase in other production costs was primarily attributable to higher NGL plant costs, electricity and fuel costs, increased chemicals and labor, impacted in many cases by the increased number of workover projects and the additional infill wells.
Three Months Ended December 31, 2018 and 2017
Revenues
Compared to the year-ago quarter, current quarter revenues increased slightly due to 10% higher realized commodity prices partially offset by an 8% decrease in production volumes. The following table summarizes total production volumes, daily production volumes, average realized prices and revenue for the three months ended December 31, 2018 and 2017:

	Three Months Ended December 31,
	2018	2017	Variance	Variance %
Oil and gas production:
Crude oil revenues	$10,515,875	$10,185,635	$330,240	3.2%
NGL revenues	532,243	740,585	(208,342)	(28.1)%
Total revenues	$11,048,118	$10,926,220	$121,898	1.1%

Crude oil volumes (Bbl)	163,361	177,767	(14,406)	(8.1)%
NGL volumes (Bbl)	23,701	26,033	(2,332)	(9.0)%
Equivalent volumes (BOE)	187,062	203,800	(16,738)	(8.2)%

Crude oil (BOPD, net)	1,776	1,932	(156)	(8.1)%
NGLs (BOEPD, net)	258	283	(25)	(8.8)%
Equivalent volumes (BOEPD, net)	2,034	2,215	(181)	(8.2)%

Crude oil price per Bbl	$64.37	$57.30	$7.07	12.3%
NGL price per Bbl	22.46	28.45	(5.99)	(21.1)%
Equivalent price per BOE	$59.06	$53.61	$5.45	10.2%
Production Costs
The $0.7 million increase in production costs was due to a 29% increase in other production costs together with a 19% increase in CO2 costs. The $0.4 million increase in other production costs consisted primarily of $0.2 million of higher fuel gas expense, increased electricity expense of $0.1million and workover expense of $0.1 million.

	Three Months Ended December 31,
	2018	2017	Variance	Variance %
CO2 costs (a)	$1,504,930	$1,265,582	$239,348	18.9%
Other production costs	1,947,238	1,508,239	438,999	29.1%
Total production costs	$3,452,168	$2,773,821	$678,347	24.5%

CO2 costs per BOE	$8.05	$6.21	$1.84	29.6%
All other production costs per BOE	10.40	7.40	3.00	40.5%
Production costs per BOE	$18.45	$13.61	$4.84	35.6%
(a) Under our contract with the operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes of approximately 8.5% and transportation costs of $0.20 per Mcf.

The $0.2 million increase in CO2 costs was due to an increase in purchased volumes together with an increase in unit purchase cost reflecting a higher realized oil price.

	Three Months Ended December 31,
	2018	2017	Variance	Variance %
CO2 costs per mcf	$0.90	$0.83	$0.07	8.4%
CO2 volumes (MMcf per day, gross)	76.3	69.7	6.6	9.5%
Calculated solely on our Delhi working interest volumes, production costs were $25.42 per BOE, of which $11.08 per BOE was CO2 costs. These costs per equivalent barrel exclude production volumes from our royalty interests in the Delhi field, which bear almost no production costs, and are therefore higher than the rates per barrel on our total production volumes.
Depletion, Depreciation and Amortization ("DD&A")
For the current quarter DD&A was virtually flat compared to the year-ago period as the oil and gas DD&A rate increase of 5% was offset by a 8% decrease in production volumes.

	Three Months Ended December 31,
	2018	2017	Variance	Variance %
DD&A of proved oil and gas properties	$1,571,321	$1,626,324	$(55,003)	(3.4)%
Depreciation of other property and equipment	4,143	4,153	(10)	—
Amortization of intangibles	3,391	3,391	—	—%
Accretion of asset retirement obligations	24,778	23,023	1,755	7.6%
Total DD&A	$1,603,633	$1,656,891	$(53,258)	(3.2)%

Oil and gas DD&A rate per BOE	$8.40	$7.98	$0.42	5.3%
General and Administrative Expenses
Expenses for the current quarter decreased $0.4 million, or 24%, to $1.3 million from the year-ago quarter due to lower expenses of $0.3 million for incentive bonuses and stock compensation, $0.1 million for litigation expense and $0.1 million of acquisition due diligence costs, partially offset by $0.1 million of higher current quarter board compensation expenses.

Other Income and Expenses
Other income and expense (net) increased due higher interest income partially offset by increased interest expense.

	Three Months Ended December 31,
	2018	2017	Variance	Variance %
Interest and other income	$59,858	$15,841	$44,017	277.9%
Interest expense	(29,345)	(20,456)	(8,889)	43.5%
Total other income, net	$30,513	$(4,615)	$35,128	n.m.
n. m. Not meaningful.
Net Income
Although income before income taxes for the three months ended December 31, 2018 was essentially flat compared to the year-ago quarter, net income available to common stockholders decreased $6.0 million, or 60%, compared to the year-ago quarter which included a non-recurring $6.0 million deferred tax credit. This income tax benefit resulted from the revaluation of our deferred income tax liabilities at December 31, 2017 to reflect a lower federal statutory rate under the Tax Cut and Jobs Act. Excluding this tax benefit, income taxes as a percentage of income before income taxes would have been approximately 21% for the year-ago quarter.

	Three Months Ended December 31,
	2018	2017	Variance	Variance %
Income before income taxes	$4,764,260	$4,824,637	$(60,377)	(1)%
Income tax provision (benefit)	859,695	(5,052,211)	5,911,906	(117)%
Net income available to common stockholders	$3,904,565	$9,876,848	$(5,972,283)	(60)%
Income tax provision (benefit) as a percentage of income before income taxes	18%	(105)%

Six Months Ended December 31, 2018 and 2017
Revenues
Compared to the corresponding year-ago period, current period revenues increased 21% due to 29% higher realized commodity prices partially offset by a 6% decrease in production volumes. The following table summarizes total production volumes, daily production volumes, average realized prices and revenue for the six months ended December 31, 2018 and 2017:

	Six Months Ended December 31,
	2018	2017	Variance	Variance %
Oil and gas production:
Crude oil revenues	$21,913,327	$18,014,890	$3,898,437	21.6%
NGL revenues	1,441,870	1,313,297	128,573	9.8%
Total revenues	$23,355,197	$19,328,187	$4,027,010	20.8%

Crude oil volumes (Bbl)	322,267	344,504	(22,237)	(6.5)%
NGL volumes (Bbl)	48,102	51,279	(3,177)	(6.2)%
Equivalent volumes (BOE)	370,369	395,783	(25,414)	(6.4)%

Crude oil (BOPD, net)	1,751	1,872	(121)	(6.5)%
NGLs (BOEPD, net)	261	279	(18)	(6.5)%
Equivalent volumes (BOEPD, net)	2,012	2,151	(139)	(6.5)%

Crude oil price per Bbl	$68.00	$52.29	$15.71	30.0%
NGL price per Bbl	29.98	25.61	4.37	17.1%
Equivalent price per BOE	$63.06	$48.84	$14.22	29.1%
Production Costs
The $1.4 million increase in production costs was due to a 23% increase in other production costs together with a 27% increase in CO2 costs. The $0.7 million increase in other production costs consisted primarily of $0.2 million of higher NGL plant expense, $0.1 million of fuel gas expense, increased electricity expense of $0.1 million, of $0.1 million of higher labor, $0.1 million for chemicals and increased workover expense of $0.1 million.

	Six Months Ended December 31,
	2018	2017	Variance	Variance %
CO2 costs (a)	$2,988,782	$2,353,843	$634,939	27.0%
Other production costs	3,921,816	3,175,660	746,156	23.5%
Total production costs	$6,910,598	$5,529,503	$1,381,095	25.0%

CO2 costs per BOE	$8.07	$5.95	$2.12	35.6%
All other production costs per BOE	10.59	8.02	2.57	32.0%
Production costs per BOE	$18.66	$13.97	$4.69	33.6%
(a) Under our contract with the operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes of approximately 8.5% and transportation costs of $0.20 per Mcf.

The $0.6 million increase in CO2 costs was due to a 5% increase in purchased volumes together with a 21% increase in price reflecting higher realized oil price.

	Six Months Ended December 31,
	2018	2017	Variance	Variance %
CO2 costs per mcf	$0.93	$0.77	$0.16	20.8%
CO2 volumes (MMcf per day, gross)	72.9	69.5	3.4	4.9%
Calculated solely on our Delhi working interest volumes, production costs were $25.70 per BOE, of which $11.11 per BOE was CO2 costs. These costs per equivalent barrel exclude production volumes from our royalty interests in the Delhi field, which bear almost no production costs, and are therefore higher than the rates per barrel on our total production volumes.
Depletion, Depreciation and Amortization ("DD&A")
DD&A expense was virtually flat compared to the same year-ago period as the oil and gas DD&A rate increase of 5% was offset by a 6% decrease in production volumes.

	Six Months Ended December 31,
	2018	2017	Variance	Variance %
DD&A of proved oil and gas properties	$3,088,063	$3,137,205	$(49,142)	(1.6)%
Depreciation of other property and equipment	8,286	8,424	(138)	(1.6)%
Amortization of intangibles	6,782	6,782	—	—%
Accretion of asset retirement obligations	48,962	44,602	4,360	9.8%
Total DD&A	$3,152,093	$3,197,013	$(44,920)	(1.4)%

Oil and gas DD&A rate per BOE	$8.34	$7.93	$0.41	5.2%
General and Administrative Expenses
Expenses for the six months ended December 31, 2018 decreased $0.7 million, or 21%, to $2.6 million from the same year-ago period due to lower stock and incentive compensation of $0.6 million, a $0.1 million decrease in litigation and $0.2 million of lower severance benefits and other G&A expense, partially offset by $0.2 million of higher board compensation expenses during the six months ended December 31, 2018.
Other Income and Expenses
Other income and expense (net) increased due primarily to the Enduro breakup fee received during August 2018.

	Six Months Ended December 31,
	2018	2017	Variance	Variance %
Enduro transaction breakup fee	1,100,000	—	1,100,000	n.m.
Interest and other income	106,429	30,691	75,738	246.8%
Interest expense	(58,690)	(40,911)	(17,779)	43.5%
Total other income, net	$1,147,739	$(10,220)	$1,157,959	n.m.
n. m. Not meaningful.
Net Income
Net income available to common stockholders for the six months ended December 31, 2018 decreased $2.3 million, or 19%, to $9.7 million compared to the same year-ago period primarily due to a non-recurring prior year deferred tax credit of $6.0 million, partially offset by a $4.5 million, or 61%, increase in income before income taxes. This income tax benefit resulted from the revaluation of our deferred income tax liabilities at December 31, 2017 to reflect the lower federal statutory rate under the Tax Cut and Jobs Act.

	Six Months Ended December 31,
	2018	2017	Variance	Variance %
Income before income taxes	11,876,413	7,355,491	4,520,922	61.5%
Income tax provision (benefit)	2,176,047	(4,661,889)	6,837,936	(146.7)%
Net income available to common stockholders	$9,700,366	$12,017,380	$(2,317,014)	(19.3)%
Income tax provision as a percentage of income before income taxes	18%	(63)%
Excluding the effect of the $6.0 million tax benefit from income taxes for the six months ended December 31, 2017, income tax as a percentage of income before income taxes would have been approximately 19%. For the six months ended December 31, 2018 and 2017, our respective statutory federal tax rates were 21% and 27.55%, as we used a blended rate during our fiscal 2018 in which the Tax Cut and Jobs Act was enacted. The benefit of the lower statutory rate was partially offset by a decreased benefit from depletion in excess of basis as much of our depletion carryover had been utilized by June 30, 2018.
Liquidity and Capital Resources
We had $30.0 million in cash and cash equivalents (and no restricted cash) at December 31, 2018 and $27.7 million of cash, cash equivalents and restricted cash at June 30, 2018.
In addition, we have a senior secured reserve-based credit facility (the "Facility") with a maximum capacity of $50 million. The Facility had $40 million of undrawn borrowing base availability on December 31, 2018. There have been no borrowings under the Facility, which matures on April 11, 2021 and is secured by substantially all of the Company’s assets.
In the current quarter, we amended the credit agreement to broaden the definition for Use of Proceeds to provide funds, limited to an amount not in excess of 25% of the borrowing base, for investments into cash flow generating assets complimentary to the production of oil and gas.
Any future borrowings bear interest, at the Company's option, at either LIBOR plus 2.75% or the Prime Rate, as defined under the Facility, plus 1.0%. The Facility contains covenants that require the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a debt service coverage ratio of not less than 1.1 to 1.0 and (iii) a consolidated tangible net worth of not less than $50.0 million, each as defined in the Facility. The Facility also contains other customary affirmative and negative covenants and events of default. As of December 31, 2018, the Company was in compliance with all covenants contained in the Facility.
During the six months ended December 31, 2018, we funded our operations, capital expenditures and cash dividends with cash generated from operations resulting in an increase of $2.3 million in cash. As of December 31, 2018, our working capital was $30.8 million, an increase of $3.1 million over working capital of $27.7 million at June 30, 2018.
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
We may choose to pursue new growth opportunities through acquisitions or other transactions. In addition to our cash on hand, we have access to at least $40 million of undrawn elected borrowing base availability under our senior secured credit facility. In addition we have an effective shelf registration statement with Securities and Exchange Commission under which we may issue up to $500 million of new debt or equity securities. If we choose to pursue new growth opportunities, we would expect to use our internal resources of cash, working capital and borrowing capacity under our credit facility. It may also be advantageous for us to consider issuing additional equity as part of any potential transaction, but we have no specific plans to issue additional equity at this time.
Our other significant use of cash is our on-going dividend program. The Board of Directors instituted a cash dividend on our common stock in December 2013 and we have since paid twenty-one consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of our operating and capital requirements through cash dividends and potential repurchases of our common stock remains a priority of our financial strategy, and it is our long term goal to increase our dividends over time as appropriate. On February 5, 2019, the Board declared the next quarterly common stock dividend of $0.10 per share, which will be paid on March 29, 2019 to stockholders of record on March 15, 2019. The Board reviews the quarterly dividend rate in light of our financial position and operations, forecasted results, including the outlook for oil and NGL prices, the timing of further expansion of Delhi development and other potential growth opportunities.
Capital Budget - Delhi Field
During the six months ended December 31, 2018, we incurred $4.0 million of capital expenditures at Delhi. Our current expectations for net capital spending for the remainder of the fiscal year ended June 30, 2019 is up to to $1.0 million for continuation of Phase V infrastructure projects and various conformance and workover projects, which represent carryover projects approved from 2018. The operator has not yet announced their capital budget plans for 2019, however we anticipate funding for our share of capital expenditure at Delhi to be met from cash flows from operations.
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
Funding for our anticipated capital expenditures at Delhi for our fiscal 2020 is expected to be met from cash flows from operations and current working capital.
Overview of Cash Flow Activities
The table below compares a summary of our condensed consolidated statements of cash flows for six months ended December 31, 2018 and 2017 presented on page 4 of this report on Form 10-Q.

	Six Months Ended December 31,
Increases (Decreases) in Cash:	2018	2017	Difference
	(In Millions)
Net cash provided by operating activities	$14.1	$9.1	$5.0
Net cash used in investing activities	(5.0)	(1.0)	(4.0)
Net cash used in financing activities	(6.8)	(5.4)	(1.4)
	$2.3	$2.7	$(0.4)
Cash provided by operating activities in the current year period was $5.0 million more than the same year-ago period due to a $5.1 million increase in cash provided by non-cash expenses and a $2.2 million increase in cash provided from current operating assets and liabilities, partially offset by $2.3 million of lower current period net income. The year-ago period non-cash items used, rather than provided cash, because of a one-time $6.0 million deferred income tax credit related to enactment of the Tax Cut and Jobs Act.
Cash used in investing activities increased $4.0 million primarily due to higher capital expenditure disbursements in the 2019 period.
Cash used by financing activities increased $1.4 million due to $1.7 million of increased cash dividends, reflecting an higher quarterly dividend rate of $0.10 per share in the 2019 period compared to $0.075 per share during the first half of fiscal 2018, partially offset by $0.3 million of lower common share repurchases in connection with stock-based awards vestings.
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
Off Balance Sheet Arrangements
The Company had no off-balance sheet arrangements to report for the quarter ended December 31, 2018.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Information about market risks for the three months ended December 31, 2018, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2018.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Under the supervision and with the participation of the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2018, we have determined there has been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2018, the Company received shares of common stock from employees of the Company to pay their share of payroll taxes arising from vestings of restricted stock and contingent restricted stock. During this quarter, the Company did not purchase any common stock in the open market under the previously announced share repurchase program. The table below summarizes information about the Company's purchases of its equity securities during the quarter ended December 31, 2018.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2018	—	$—	Not applicable	$3.4 million
November 2018	—	$—	Not applicable	$3.4 million
December 2018	6,402	$7.60	Not applicable	$3.4 million
Total	6,402	$7.60	Not applicable	$3.4 million
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
A.            Exhibits

10.1	Fourth Amendment to Credit Agreement dated April 11, 2016, between Evolution Petroleum Corporation and Midfirst Bank effective December 31, 2018 (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION PETROLEUM CORPORATION
(Registrant)

	By:	/s/ DAVID JOE
David Joe
Senior Vice President, Chief Financial Officer and
Treasurer
Date: February 8, 2019