Form 10-Q
period 2019-03-31
EVOLUTION PETROLEUM CORP
filed 2019-05-10
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes: ☐ No: ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
33,186,665 shares outstanding of common stock, par value $0.001, as of May 6, 2019.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

i

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described in Part II, Item 1A, "Risk Factors" and elsewhere in this report and as also may be described from time to time in our future reports we file with the Securities and Exchange Commission. You should read such information in conjunction with our consolidated condensed financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission.

ii

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Condensed Financial Statements

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	March 31, 2019	June 30, 2018
Assets
Current assets
Cash and cash equivalents	$29,550,385	$24,929,844
Restricted cash	—	2,751,289
Receivables	3,687,016	3,941,916
Prepaid expenses and other current assets	679,871	524,507
Total current assets	33,917,272	32,147,556
Oil and natural gas properties, net (full-cost method of accounting)	61,333,933	61,239,746
Other property and equipment, net	20,120	30,407
Total property and equipment	61,354,053	61,270,153
Other assets	220,190	244,835
Total assets	$95,491,515	$93,662,544
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,123,776	$3,432,568
Accrued liabilities and other	571,009	874,886
State and federal income taxes payable	99,918	122,760
Total current liabilities	2,794,703	4,430,214
Long term liabilities
Senior secured credit facility (Note 13)	—	—
Deferred income taxes	11,189,060	10,555,435
Asset retirement obligations	1,533,083	1,387,416
Total liabilities	15,516,846	16,373,065
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; 33,186,665 and 33,080,543 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	33,186	33,080
Additional paid-in capital	42,297,050	41,757,645
Retained earnings	37,644,433	35,498,754
Total stockholders’ equity	79,974,669	77,289,479
Total liabilities and stockholders’ equity	$95,491,515	$93,662,544

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Revenues
Crude oil	$9,032,032	$9,639,238	$30,945,359	$27,654,128
Natural gas liquids	468,525	511,917	1,910,395	1,825,214
Natural gas	471	—	471	—
Total revenues	9,501,028	10,151,155	32,856,225	29,479,342
Operating costs
Production costs	3,793,008	3,262,192	10,703,606	8,791,695
Depreciation, depletion and amortization	1,558,130	1,383,148	4,710,223	4,580,161
General and administrative expenses *	1,196,935	1,842,548	3,760,767	5,078,508
Total operating costs	6,548,073	6,487,888	19,174,596	18,450,364
Income from operations	2,952,955	3,663,267	13,681,629	11,028,978
Other
Enduro transaction breakup fee	—	—	1,100,000	—
Interest and other income	65,831	21,345	172,260	52,036
Interest expense	(28,789)	(30,525)	(87,479)	(71,436)
Income before income taxes	2,989,997	3,654,087	14,866,410	11,009,578
Income tax provision (benefit)	591,122	585,733	2,767,169	(4,076,156)
Net income available to common stockholders	$2,398,875	$3,068,354	$12,099,241	$15,085,734
Earnings per common share
Basic	$0.07	$0.09	$0.36	$0.46
Diluted	$0.07	$0.09	$0.36	$0.45
Weighted average number of common shares
Basic	33,186,665	33,171,514	33,151,786	33,123,185
Diluted	33,196,197	33,191,312	33,163,661	33,155,870

* General and administrative expenses for the three months ended March 31, 2019 and 2018 included non-cash stock-based compensation expenses of $208,665 and $352,420, respectively. For the nine months ended March 31, 2019 and 2018, non-cash stock-based compensation expenses were $678,149 and $1,324,230, respectively.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income attributable to the Company	$12,099,241	$15,085,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,721,590	4,622,361
Stock-based compensation	678,149	1,324,230
Deferred income tax expense (benefit)	633,625	(5,072,214)
Changes in operating assets and liabilities:
Receivables	254,900	(1,223,271)
Prepaid expenses and other current assets	(155,364)	(294,973)
Accounts payable and accrued liabilities	123,853	73,678
Income taxes payable	(22,842)	—
Net cash provided by operating activities	18,333,152	14,515,545
Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(6,369,363)	(1,668,820)
Capital expenditures for other property and equipment	(2,337)	(6,033)
Net cash used in investing activities	(6,371,700)	(1,674,853)
Cash flows from financing activities
Cash dividends to common stockholders	(9,953,562)	(8,286,486)
Common share repurchases, including shares surrendered for tax withholding	(138,638)	(395,550)
Net cash used in financing activities	(10,092,200)	(8,682,036)
Net increase in cash, cash equivalents and restricted cash	1,869,252	4,158,656
Cash, cash equivalents and restricted cash, beginning of period	27,681,133	23,028,153
Cash, cash equivalents and restricted cash, end of period	$29,550,385	$27,186,809

Supplemental disclosures of cash flow information:	Nine Months Ended March 31,
	2019	2018
Income taxes paid	$2,362,919	$1,456,754
Non-cash transactions:
Change in accounts payable used to acquire oil and natural gas properties	(1,748,122)	622,185
Oil and natural gas property costs incurred through recognition of asset retirement obligations	84,999	(778)

 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
For the Three Months Ended March 31, 2019:
Balance at December 31, 2018	33,186,665	$33,186	$42,088,385	$38,564,224	$—	$80,685,795
Stock-based compensation	—	—	208,665	—	—	208,665
Net income attributable to the Company	—	—	—	2,398,875	—	2,398,875
Common stock cash dividends, $0.10 per share	—	—	—	(3,318,666)	—	(3,318,666)
Balance at March 31, 2019	33,186,665	$33,186	$42,297,050	$37,644,433	$—	$79,974,669

For the Nine Months Ended March 31, 2019:
Balance at June 30, 2018	33,080,543	$33,080	$41,757,645	$35,498,754	$—	$77,289,479
Issuance of restricted common stock	121,611	122	(122)	—	—	—
Common share repurchases, including shares surrendered for tax withholding	(15,489)	—	—	—	(138,638)	(138,638)
Retirements of treasury stock	—	(16)	(138,622)	—	138,638	—
Stock-based compensation	—	—	678,149	—	—	678,149
Net income attributable to the Company	—	—	—	12,099,241	—	12,099,241
Common stock cash dividends, $0.10 per share	—	—	—	(9,953,562)	—	(9,953,562)
Balance at March 31, 2019	33,186,665	$33,186	$42,297,050	$37,644,433	$—	$79,974,669

For the Three Months Ended March 31, 2018:
Balance at December 31, 2017	33,171,514	$33,171	$41,538,133	$34,522,856	$—	$76,094,160
Stock-based compensation	—	—	352,420	—	—	352,420
Net income attributable to the Company	—	—	—	3,068,354	—	3,068,354
Common stock cash dividends, $0.10 per share	—	—	—	(3,317,151)	—	(3,317,151)
Balance at March 31, 2018	33,171,514	$33,171	$41,890,553	$34,274,059	$—	$76,197,783

For the Nine Months Ended March 31, 2018:
Balance at June 30, 2017	33,087,308	$33,087	$40,961,957	$27,474,811	$—	$68,469,855
Issuance of restricted common stock	158,785	158	(158)	—	—	—
Forfeitures of restricted stock	(19,561)	(20)	20	—	—	—
Common share repurchases, including shares surrendered for tax withholding	(55,018)	—	—	—	(395,550)	(395,550)
Retirements of treasury stock	—	(54)	(395,496)	—	395,550	—
Stock-based compensation	—	—	1,324,230	—	—	1,324,230
Net income attributable to the Company	—	—	—	15,085,734	—	15,085,734
Common stock cash dividends, $0.083 per share	—	—	—	(8,286,486)	—	(8,286,486)
Balance at March 31, 2018	33,171,514	$33,171	$41,890,553	$34,274,059	$—	$76,197,783

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 — Organization and Basis of Preparation

Nature of Operations.  Evolution Petroleum Corporation (the "Company," "EPM," "Evolution," "we," "our," or "us") is an oil and gas company focused on delivering a sustainable dividend yield to its stockholders through the ownership, management and development of oil and gas properties. The Company's long-term goal is to build a diversified portfolio of oil and gas assets primarily through acquisition, while seeking opportunities to maintain and increase production through selective development, production enhancement and other exploitation efforts on its properties. Our largest active investment is our interest in a CO2 enhanced oil recovery project in Louisiana's Delhi field.

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s 2018 Annual Report on Form 10-K for the fiscal year ended June 30, 2018, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Use of Estimates.   The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include (a) reserve quantities and estimated future cash flows associated with proved reserves, which may significantly impact depletion expense and potential impairments of oil and natural gas properties, (b) asset retirement obligations, (c) stock-based compensation, (d) fair values of derivative assets and liabilities, (e) income taxes and the valuation of deferred tax assets and (f) commitments and contingencies. We analyze our estimates based on historical experience and various other assumptions that we believe to be reasonable. While we believe that our estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.
Note 2 — Summary of Significant Accounting Policies
Revenue Recognition
Effective July 1, 2018, the Company adopted ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASC 606”) using the full retrospective method and has applied the standard to all existing contracts. ASC 606 supersedes previous revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. As a result of adopting ASC 606, the Company did not have a cumulative-effect adjustment in retained earnings. The comparative information presented therein for the three and nine months ended March 31, 2018 reflects the reclassification on our consolidated statement of operations of $98,411 and $375,006, respectively, from “Production Costs” to “Revenue - Natural Gas Liquids” in conformance with ASC 606. These changes to revenue and production costs resulted from the conclusion that the Company did not control the product throughout processing before transferring to the customer. Therefore, costs incurred after the transfer of control are treated as reductions of revenue. Additionally, adoption of ASC 606 did not impact net income attributable to common stockholders, current assets, total assets, current liabilities, total liabilities or stockholders’ equity and the Company does not expect that it will do so in future periods.
Our revenues are comprised solely of revenues from customers from the sale of crude oil, NGLs and natural gas. The Company believes that the disaggregation of revenue on its consolidated statements of operations into these three major product types appropriately depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors based on our single geographic location. Crude oil and NGL revenues are recognized at a point in time when production is sold to a purchaser at an index-based, determinable price, delivery has occurred, control has transferred and collectibility of the revenue is probable. The transaction price used to recognize revenue is a function of the contract billing terms which

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

reference index price sources used by the industry. Revenue is invoiced by calendar month based on volumes at contractually based rates with payment typically required within 30 days for crude oil and 60 days for NGLs after the end of the production month. At the end of each month when the performance obligations have been satisfied, the consideration can be reasonably estimated and amounts due from customers are accrued in “Receivables” in our consolidated balance sheets. As of March 31, 2019 and June 30, 2018, receivables from contracts with customers were $3.7 million and $3.9 million, respectively.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which relates to the accounting for leasing transactions. This standard requires a lessee to record on the balance sheet the assets and liabilities for the rights and obligations created by leases with lease terms of more than twelve months. In addition, this standard requires both lessees and lessors to disclose certain key information about lease transactions. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements and we do not expect the standard to have a material impact.
Note 3 — Receivables

As of March 31, 2019 and June 30, 2018, our receivables consisted of the following:

	March 31, 2019	June 30, 2018
Receivables from oil and NGL sales	$3,686,969	$3,940,998
Other	47	918
Total receivables	$3,687,016	$3,941,916

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 4 — Prepaid Expenses and Other Current Assets

As of March 31, 2019 and June 30, 2018, our prepaid expenses and other current assets consisted of the following:

	March 31, 2019	June 30, 2018
Prepaid insurance	$31,572	$198,558
Retainers and deposits	6,089	11,089
Prepaid federal and state income taxes	438,453	231,920
Prepaid consulting and other	203,757	82,940
Prepaid expenses and other current assets	$679,871	$524,507

Note 5 — Property and Equipment

As of March 31, 2019 and June 30, 2018, our oil and natural gas properties and other property and equipment consisted of the following:

	March 31, 2019	June 30, 2018
Oil and natural gas properties
Property costs subject to amortization	$95,099,158	$90,392,918
Less: Accumulated depreciation, depletion, and amortization	(33,765,225)	(29,153,172)
Unproved properties not subject to amortization	—	—
Oil and natural gas properties, net	$61,333,933	$61,239,746
Other property and equipment
Furniture, fixtures, office equipment and other, at cost	$145,560	$143,223
Less: Accumulated depreciation	(125,440)	(112,816)
Other property and equipment, net	$20,120	$30,407

During the nine months ended March 31, 2019 and 2018, the Company incurred capital expenditures of $4.7 million and $2.3 million, respectively, in the Delhi field.
Note 6 — Other Assets

As of March 31, 2019 and June 30, 2018, other assets consisted of the following:

	March 31, 2019	June 30, 2018
Royalty rights	$108,512	$108,512
Less: Accumulated amortization of royalty rights	(44,083)	(33,910)
Investment in Well Lift Inc., at cost	108,750	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(138,138)	(126,771)
Software license	20,662	20,662
Less: Accumulated amortization of software license	(4,485)	(1,380)
Other assets, net	$220,190	$244,835
Our royalty rights and investment in Well Lift, Inc. ("WLI") resulted from the separation of our artificial lift technology operations in December 2015. We conveyed our patents and other intellectual property to WLI and retained a 5% royalty on future gross revenues associated with the technology. We own 17.5% of the common stock of WLI and account for our investment in this private company at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if such were to occur. The Company evaluates the investment for impairment when it identifies any events or changes in circumstances that might have a significant adverse effect on the fair value of the investment.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 7 — Accrued Liabilities and Other

As of March 31, 2019 and June 30, 2018, our other current liabilities consisted of the following:

	March 31, 2019	June 30, 2018
Accrued incentive and other compensation	$322,538	$415,182
Accrued severance payments	—	160,089
Asset retirement obligations due within one year	50,244	35,539
Accrued royalties, including suspended accounts	11,552	11,498
Accrued franchise taxes	136,425	162,805
Accrued ad valorem taxes	50,250	89,773
Accrued liabilities and other	$571,009	$874,886

Note 8 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we expect to incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the nine months ended March 31, 2019 and for the year ended June 30, 2018:

	March 31, 2019	June 30, 2018
Asset retirement obligations — beginning of period	$1,422,955	$1,288,743
Liabilities incurred	31,268	44,700
Accretion of discount	75,373	90,290
Revision of previous estimates	53,731	(778)
Asset retirement obligations — end of period	$1,583,327	$1,422,955
Less current portion in accrued liabilities	(50,244)	(35,539)
Long-term portion of asset retirement obligations	$1,533,083	$1,387,416

Note 9 — Stockholders’ Equity

 Common Stock

As of March 31, 2019, we had 33,186,665 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. We paid dividends of $9,953,562 and $8,286,486 to our common stockholders during the nine months ended March 31, 2019 and 2018, respectively. The following table reflects the dividends paid within the respective three month periods:

	Fiscal Year
	2019	2018
First quarter ended September 30,	$0.10	$0.075
Second quarter ended December 31,	$0.10	$0.075
Third quarter ended March 31,	$0.10	$0.100

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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

During the nine months ended March 31, 2019 and 2018, the Company acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll tax withholding obligations. The treasury shares were subsequently canceled. Such shares were valued at fair market value on the date of vesting, as reflected in the following table:

	Nine Months Ended March 31,
	2019	2018
Number of treasury shares acquired	15,489	55,018
Average cost per share	$8.95	$7.19
Total cost of treasury shares acquired	$138,638	$395,550

 Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2018, all common stock dividends were treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2019, we expect all common dividends for such period to be treated as qualified dividend income. Such projections are based on our reasonable expectations as of March 31, 2019 and are subject to change based on our final tax calculations at the end of the fiscal year.
Note 10 — Stock-Based Incentive Plan

At the December 8, 2016 annual meeting, the stockholders approved the adoption of the Evolution Petroleum Corporation 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "2004 Plan") for which there were no shares available for future grants. The 2016 Plan authorizes the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of March 31, 2019, 852,111 shares remained available for grant under the 2016 Plan.

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

Service-based awards vest with continuous employment by the Company, generally in annual installments over their terms of three to four years. Certain awards may contain other vesting periods, including quarterly installments and one-year vesting. Restricted Stock grants which vest based on service are valued at the fair market value on the date of grant and amortized over the service period. During the nine months ended March 31, 2019, we granted 31,777 service-based and 43,990 market-based Restricted Stock awards to our employees as well as 35,215 service-based awards to the Company's directors. We did not grant any performance-based awards, nor any Contingent Restricted Stock awards, during this period. The employees' service-based awards vest annually over a three-year period and the directors' service-based awards have a one-year cliff vesting period.

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee or director of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on the grant date fair value when it is

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the term of the award. As of March 31, 2019, there were no performance-based awards outstanding.

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
For market-based awards granted during the nine months ended March 31, 2019, the range of assumptions used in the Monte Carlo simulation valuations, expected lives and fair values were as follows:

Nine Months Ended March 31,
2019
Risk-free interest rate	2.69%
Expected life in years	2.82
Expected volatility	41.8%
Dividend yield	4.0%
Unvested Restricted Stock awards at March 31, 2019 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	121,265	$8.62
Market-based awards	64,302	7.35
Unvested Restricted Stock at March 31, 2019	185,567	$8.18
The following table sets forth the Restricted Stock transactions for the nine months ended March 31, 2019:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2019	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2018	199,477	$6.83
Service-based shares granted	66,992	9.17
Market-based shares granted	43,990	8.24
Vested	(124,892)	6.57
Unvested Restricted Stock at March 31, 2019	185,567	$8.18	$1,055,246	1.86
Unvested Contingent Restricted Stock awards at March 31, 2019 consisted of the following:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value
Market-based awards	10,156	$3.42

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

The following table sets forth Contingent Restricted Stock transactions for the nine months ended March 31, 2019:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2019	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2018	28,562	$6.06
Vested	(10,629)	5.67
Expired	(7,777)	10.05
Unvested contingent shares at March 31, 2019	10,156	$3.42	$3,029.25
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended March 31, 2019 and 2018 was $208,665 and $352,420, respectively. For the corresponding nine month periods, stock-based compensation expense was $678,149 and $1,324,230, respectively.
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
For the nine months ended March 31, 2019 and 2018, respectively, we recognized income tax expense of $2.8 million and an income tax benefit of $(4.1) million. This benefit included a one-time $6.0 million tax credit, resulting from adjustment of our deferred income tax liabilities at December 31, 2017 in connection with enactment of the Tax Cut and Jobs Act (the "Tax Act"). For the nine months ended March 31, 2019 and 2018, the corresponding effective tax rates were 19% and (37)%. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation and other permanent differences. For the nine months ended March 31, 2019 and 2018, our respective statutory federal tax rates were 21% and 27.55%, as we used a blended rate during the prior fiscal year in which the Tax Act was enacted. The benefit of this statutory rate reduction was partially offset by a decreased benefit from depletion in excess of basis as much of our depletion carryover had been utilized in fiscal 2018.

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 12 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018
Numerator
Net income available to common shareholders	$2,398,875	$3,068,354	$12,099,241	$15,085,734
Denominator
Weighted average number of common shares — Basic	33,186,665	33,171,514	33,151,786	33,123,185
Effect of dilutive securities:
Contingent restricted stock grants	9,532	19,798	11,875	32,685
Weighted average number of common shares and potentially dilutive common shares used in diluted EPS	33,196,197	33,191,312	33,163,661	33,155,870

Net income per common share — Basic	$0.07	$0.09	$0.36	$0.46
Net income per common share — Diluted	$0.07	$0.09	$0.36	$0.45

Outstanding potentially dilutive securities as of March 31, 2019 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At March 31, 2019
Contingent Restricted Stock grants	$—	10,156

Outstanding potentially dilutive securities as of March 31, 2018 were as follows:

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At March 31, 2018
Contingent Restricted Stock grants	$—	$61,868
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
As of March 31, 2019, the Company's elected commitment and borrowing base were $40 million, we were in compliance with all financial covenants and there were no amounts outstanding under the Facility, which is secured by substantially all of the Company’s assets.
Under the Facility the borrowing base shall be determined semiannually as of every May 15 and November 15 during the term of the Facility. During the current quarter, the bank performed its periodic spring redetermination of the borrowing base and confirmed our elected amount of $40 million.
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

Evolution Petroleum Corporation And Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

1.10 to 1.00, and (c) a consolidated tangible net worth of not less than $50 million, all as defined under the Facility.
In connection with this agreement, the Company incurred $168,972 of debt issuance costs. Such costs were capitalized in Other Assets and are being amortized to expense. The unamortized balance in debt issuance costs related to the Facility was $30,834 as of March 31, 2019.
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

Lease Commitment.  At March 31, 2019, we had a future minimum lease commitment under an operating lease for office space as follows:

Twelve month periods ended March 31,
2020	$12,179

Rent expense for the three months ended March 31, 2019 and 2018 was $18,568 and $18,568, respectively. For the nine months ended March 31, 2019 and 2018, rent expense was $56,672 and $57,617, respectively.
Note 15 — Enduro Purchase and Sale Agreement
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
Results of Operations - Quarter
Results of Operations - Year to Date
Liquidity and Capital Resources
Critical Accounting Policies
Executive Overview
 General
Evolution Petroleum Corporation is an oil and gas company focused on delivering a sustainable dividend yield to its stockholders through the ownership, management and development of oil and gas properties. The Company's long-term goal is to build a diversified portfolio of oil and gas assets primarily through acquisitions, while seeking opportunities to maintain and increase production through selective development, production enhancement and other exploitation efforts on its properties. Our largest active investment is our interest in a CO2 enhanced oil recovery project in Louisiana's Delhi field.
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
Highlights for our Third Quarter of Fiscal 2019 and Operations Update

"Current quarter" refers to the three months ended March 31, 2019, the Company's third quarter of fiscal 2019.

"Prior quarter" refers to the three months ended December 31, 2018, the Company's second quarter of fiscal 2019.

"Year-ago quarter" refers to the three months ended March 31, 2018, the Company's third quarter of fiscal 2018.

Highlights for the Quarter

•	We paid our twenty-second consecutive quarterly cash dividend on common shares, and declared the next quarterly cash dividend of $0.10 per share payable on June 28, 2019.

•
Current quarter net income was $2.4 million, or $0.07 per diluted common share, compared to net income of $3.9 million, or $0.12 per diluted common share, in the prior quarter and $3.2 million, or $0.09 per diluted common share, in the year-ago quarter.

•
We reported revenues of $9.5 million for the current quarter, a decrease of 14% from the prior quarter and a 7% decrease from the year-ago quarter, primarily due to a lower realized oil price than in the comparative periods.

•	General and administrative expenses decreased 5% to $1.2 million for the current quarter compared to the prior quarter and decreased 35% from the year-ago quarter.

•	Working capital increased 9.6% to $31.1 million compared to year-ago quarter end and we remain debt free.

Delhi Field - Enhanced Oil Recovery Project

Our interests in the Delhi field consist of a 23.9% working interest (with associated 19.0% net revenue interest) and separate overriding royalty and mineral interests of 7.2%. This yields a total net revenue interest of 26.2%. The field is operated by Denbury Onshore LLC, a subsidiary of Denbury Resources, Inc. (the "operator").

Net production of oil and NGL averaged 2,016 BOEPD during the quarter which is essentially flat compared to the 2,034 BOEPD during the prior quarter. Gross oil production at Delhi averaged approximately 6,500 BOPD during the quarter, a 4.4% decrease from the prior quarter. Gross NGL production for quarter was 1,213 BOEPD, up 23% from the prior quarter. Oil production was impacted quarter over quarter due to scheduled plant maintenance in January. All of the infill producing wells and all but one injection well were in operation at the end of the quarter. Production is expected to be positively impacted over time as we see response to the new CO2 injector wells and increases in injections, and we expect the operator to continue generating workover and conformance opportunities.  The operator has been successful in facility modifications, improving plant efficiency and minimizing unplanned downtime resulting in improved NGL production in the current quarter and further improvements subsequent to quarter end.

During the current quarter, we incurred $0.7 million on capital projects consisting of $0.3 million for conformance and capital maintenance, $0.2 million primarily for remaining completion costs of a water injection well and a water source well in preparation for Phase V expansion of the flood, and $0.2 million was expended on the NGL plant enhancing flows of richer streams for processing.

In the current quarter, operating revenues were $9.5 million, based on an average realized oil price of $59.12 per barrel and an average realized NGL price of $16.37 per BOE, and we generated $3.0 million in income from operations. The decline in NGL realized prices is directly related to lower oil prices primarily in the first two months of the current quarter together with the Delhi field's ongoing fixed, per barrel post production cost allocation to the field’s royalty and mineral interests, which also reduces our revenue from such interests. This earnings effect is mostly offset by lower lease operating expense for our Delhi working interest that shares in recovered post production costs. In the year-ago quarter, operating revenues were $10.2 million and we had income from operations of $3.8 million, based on an average realized oil price of $63.56 per barrel and an average realized NGL price of $34.05 per BOE. Net production volumes in the current quarter were 2,016 barrels of oil equivalent per day (“BOEPD”), down slightly from the 2,034 BOEPD in the prior quarter and up from the year-ago quarter’s 1,884 BOEPD. Net income for the quarter was $2.4 million, or $0.07 per diluted share, compared to $3.9 million, or $0.12 per diluted share, in the previous quarter and $3.1 million, or $0.09 per diluted share, in the year-ago quarter.

Production costs in the Delhi field were $3.8 million in the current quarter, up 9.9% from the prior quarter and 16% from the year-ago quarter. Purchased CO2 volumes increased 33% compared to the previous quarter and 36% compared to year-ago quarter to 103.3 million cubic feet (MMcf) per day due to completion of injection wells added by the infill drilling program and returning the field to optimal pressure. CO2 purchase costs per mcf were 6% lower than both the previous and year-ago quarters reflecting the lower current quarter realized oil price to which CO2 cost is linked. The current quarter's oil price was 8.2% and 7.0% lower than those of the previous and year-ago quarters, respectively. Other production costs were virtually flat compared to the previous quarter and were 6.5% higher that the year-ago quarter due primarily to higher fuel gas and chemicals expenses, partially offset by lower electricity expense.

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.1 of our Form 10-K for the year ended June 30, 2018.

Results of Operations
Three Months Ended March 31, 2019 and 2018
Revenues
Compared to the year-ago quarter, current quarter revenues decreased due to 13% lower realized commodity prices partially offset by an 7% increase in production volumes. The following table summarizes total production volumes, daily production volumes, average realized prices and revenue for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Variance	Variance %
Oil and gas production
Crude oil revenues	$9,032,032	$9,639,238	$(607,206)	(6.3)%
NGL revenues	468,525	511,917	(43,392)	(8.5)%
Natural gas revenues	471	—	471	n.m.
Total revenues	$9,501,028	$10,151,155	$(650,127)	(6.4)%

Crude oil volumes (Bbl)	152,776	151,665	1,111	0.7%
NGL volumes (Bbl)	28,626	17,926	10,700	59.7%
Natural gas volumes (Mcf)	160	—	160	n.m.
Equivalent volumes (BOE)	181,429	169,591	11,838	7.0%

Crude oil (BOPD, net)	1,698	1,685	13	0.8%
NGLs (BOEPD, net)	318	199	119	59.8%
Natural gas (BOEPD, net)	n.m.	—	n.m.	n.m.
Equivalent volumes (BOEPD, net)	2,016	1,884	132	7.0%

Crude oil price per Bbl	$59.12	$63.56	$(4.44)	(7.0)%
NGL price per Bbl	16.37	28.56	(12.19)	(42.7)%
Natural gas price per Mcf	2.94	—	2.94	n.m.
Equivalent price per BOE	$52.37	$59.86	$(7.49)	(12.5)%
n. m. Not meaningful.
Production Costs
The $0.5 million increase in production costs was due to a 28% increase in CO2 costs together with a 6.5% increase in other production costs. The $0.1 million increase in other production costs consisted primarily of higher fuel gas and chemicals expenses, partially offset by lower electricity expense.

	Three Months Ended March 31,
	2019	2018	Variance	Variance %
CO2 costs (a)	$1,873,720	$1,459,349	$414,371	28.4%
Other production costs	1,919,288	1,802,843	116,445	6.5%
Total production costs	$3,793,008	$3,262,192	$530,816	16.3%

CO2 costs per BOE	$10.33	$8.61	$1.72	20.0%
All other production costs per BOE	10.58	10.63	(0.05)	(0.5)%
Production costs per BOE	$20.91	$19.24	$1.67	8.7%
(a) Under our contract with the operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes of approximately 8.5% and transportation costs of $0.20 per Mcf.

The $0.4 million increase in CO2 costs was due to an increase in purchased volumes, partially offset by a lower unit purchase cost reflecting a lower realized oil price.

	Three Months Ended March 31,
	2019	2018	Variance	Variance %
CO2 costs per mcf	$0.84	$0.90	$(0.06)	(6.7)%
CO2 volumes (MMcf per day, gross)	103.3	75.7	27.6	36.5%
Depletion, Depreciation and Amortization ("DD&A")
For the current quarter DD&A was 12.7% higher than the to the year-ago quarter principally because of a 5.3% increase in the oil and gas properties DD&A rate together with a 7% increase in production volumes.

	Three Months Ended March 31,
	2019	2018	Variance	Variance %
DD&A of proved oil and gas properties	$1,523,990	$1,353,340	$170,650	12.6%
Depreciation of other property and equipment	4,338	4,153	185	4.5%
Amortization of intangibles	3,391	3,392	(1)	—%
Accretion of asset retirement obligations	26,411	22,263	4,148	18.6%
Total DD&A	$1,558,130	$1,383,148	$174,982	12.7%

Oil and gas DD&A rate per BOE	$8.40	$7.98	$0.42	5.3%
General and Administrative Expenses
Expenses for the current quarter decreased $0.6 million, or 35%, to $1.2 million from the year-ago quarter due to a decrease of $0.4 million for litigation expense, which reflected the settlement of a matter in the year-ago quarter, and lower incentive bonus and stock compensation of $0.2 million.
Other Income and Expenses
Other income and expense (net) increased due to higher interest income and lower interest expense.

	Three Months Ended March 31,
	2019	2018	Variance	Variance %
Interest and other income	$65,831	$21,345	$44,486	208.4%
Interest expense	(28,789)	(30,525)	1,736	(5.7)%
Total other income, net	$37,042	$(9,180)	$46,222	n.m.

Net Income
For the three months ended March 31, 2019, income tax expense was virtually unchanged from the year-ago quarter due to a higher effective tax rate, which reflected a lower benefit from depletion in excess of basis, partially offset by lower income before income taxes.

	Three Months Ended March 31,
	2019	2018	Variance	Variance %
Income before income taxes	$2,989,997	$3,654,087	$(664,090)	(18)%
Income tax provision	591,122	585,733	5,389	1%
Net income available to common stockholders	$2,398,875	$3,068,354	$(669,479)	(22)%
Income tax provision (benefit) as a percentage of income before income taxes	20%	16%

Results of Operations
Nine Months Ended March 31, 2019 and 2018
Revenues
Compared to the corresponding year-ago period, current period revenues increased 11% due to 14% higher realized commodity prices partially offset by a 2.4% decrease in production volumes. The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the nine months ended March 31, 2019 and 2018:

	Nine Months Ended March 31,
	2019	2018	Variance	Variance %
Oil and gas production
Crude oil revenues	$30,945,359	$27,654,128	$3,291,231	11.9%
NGL revenues	1,910,395	1,825,214	85,181	4.7%
Natural gas revenues	471	—	471	n.m.
Total revenues	$32,856,225	$29,479,342	$3,376,883	11.5%

Crude oil volumes (Bbl)	475,043	496,169	(21,126)	(4.3)%
NGL volumes (Bbl)	76,728	69,205	7,523	10.9%
Natural gas volumes (Mcf)	160	—	160	n.m.
Equivalent volumes (BOE)	551,798	565,374	(13,576)	(2.4)%

Crude oil (BOPD, net)	1,734	1,811	(77)	(4.3)%
NGLs (BOEPD, net)	280	252	28	11.1%
Natural gas (BOEPD, net)	n.m.	—	n.m.	n.m.
Equivalent volumes (BOEPD, net)	2,014	2,063	(49)	(2.4)%

Crude oil price per Bbl	$65.14	$55.74	$9.40	16.9%
NGL price per Bbl	24.90	26.37	(1.47)	(5.6)%
Natural gas price per Mcf	2.94	—	2.94	n.m.
Equivalent price per BOE	$59.54	$52.14	$7.40	14.2%
n. m. Not meaningful.
Production Costs
The $1.9 million increase in production costs was due to a 17% increase in other production costs together with a 28% increase in CO2 costs. The $0.9 million increase in other production costs consisted of higher costs of $0.1 million for the NGL plant expense, $0.3 million for fuel gas expense, $0.2 million for labor, $0.2 million for chemicals and $0.1 million for workovers.

	Nine Months Ended March 31,
	2019	2018	Variance	Variance %
CO2 costs (a)	$4,862,502	$3,813,192	$1,049,310	27.5%
Other production costs	5,841,104	4,978,503	862,601	17.3%
Total production costs	$10,703,606	$8,791,695	$1,911,911	21.7%

CO2 costs per BOE	$8.81	$6.74	$2.07	30.7%
All other production costs per BOE	10.59	8.81	1.78	20.2%
Production costs per BOE	$19.40	$15.55	$3.85	24.8%
(a) Under our contract with the operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes of approximately 8.5% and transportation costs of $0.20 per Mcf.

The $1.0 million increase in CO2 costs was due to a 16% increase in purchased volumes together with a 11% increase in price per mcf reflecting the higher realized oil price.

	Nine Months Ended March 31,
	2019	2018	Variance	Variance %
CO2 costs per mcf	$0.90	$0.81	$0.09	11.1%
CO2 volumes (MMcf per day, gross)	82.9	71.5	11.4	15.9%
Depletion, Depreciation and Amortization ("DD&A")
DD&A expense was 2.8% higher compared to the same year-ago period due to a 5.3% higher oil and gas DD&A rate which was partially offset by the 2.4% decrease in production volumes.

	Nine Months Ended March 31,
	2019	2018	Variance	Variance %
DD&A of proved oil and gas properties	$4,612,053	$4,490,545	$121,508	2.7%
Depreciation of other property and equipment	12,624	12,578	46	0.4%
Amortization of intangibles	10,173	10,173	—	—%
Accretion of asset retirement obligations	75,373	66,865	8,508	12.7%
Total DD&A	$4,710,223	$4,580,161	$130,062	2.8%

Oil and gas DD&A rate per BOE	$8.36	$7.94	$0.42	5.3%
General and Administrative Expenses
Expenses for the nine months ended March 31, 2019 decreased $1.3 million, or 26%, to $3.8 million from the same year-ago period primarily due to lower stock and incentive compensation of $0.7 million, a $0.6 million decrease in litigation expense and $0.1 million of lower due diligence expense, partially offset by $0.2 million of higher board compensation expenses.
Other Income and Expenses
Other income and expense (net) increased due primarily to the Enduro breakup fee received during August 2018.

	Nine Months Ended March 31,
	2019	2018	Variance	Variance %
Enduro transaction breakup fee	1,100,000	—	1,100,000	n.m.
Interest and other income	172,260	52,036	120,224	231.0%
Interest expense	(87,479)	(71,436)	(16,043)	22.5%
Total other income, net	$1,184,781	$(19,400)	$1,204,181	n.m.
n. m. Not meaningful.
Net Income
Net income available to common stockholders for the nine months ended March 31, 2019 decreased $3.0 million, or 20%, to $12.1 million compared to the same year-ago period primarily due to a non-recurring prior year deferred tax credit of $6.0 million, partially offset by a $3.9 million, or 35%, increase in income before income taxes. This income tax benefit resulted from the revaluation of our deferred income tax liabilities at December 31, 2017 to reflect the lower federal statutory rate under the Tax Cut and Jobs Act.

	Nine Months Ended March 31,
	2019	2018	Variance	Variance %
Income before income taxes	14,866,410	11,009,578	3,856,832	35.0%
Income tax provision (benefit)	2,767,169	(4,076,156)	6,843,325	(167.9)%
Net income available to common stockholders	$12,099,241	$15,085,734	$(2,986,493)	(19.8)%
Income tax provision as a percentage of income before income taxes	19%	(37)%
Excluding the effect of the $6.0 million tax benefit from income taxes for the nine months ended March 31, 2018, income tax as a percentage of income before income taxes would have been approximately 18%. For the nine months ended March 31, 2019 and 2018, our respective statutory federal tax rates were 21% and 27.55%, as we used a blended rate during our fiscal 2018 in which the Tax Cut and Jobs Act was enacted. The benefit of the lower statutory rate was partially offset by a decreased benefit from depletion in excess of basis as much of our depletion carryover had been utilized by June 30, 2018.
Liquidity and Capital Resources
We had $29.6 million in cash and cash equivalents (and no restricted cash) at March 31, 2019 and $27.7 million of cash, cash equivalents and restricted cash at June 30, 2018.
In addition, we have a senior secured reserve-based credit facility (the "Facility") with a maximum capacity of $50 million. The Facility had $40 million of undrawn borrowing base availability on March 31, 2019. Under the Facility the borrowing base shall be determined semiannually as of May 15 and November 15. There have been no borrowings under the Facility, which matures on April 11, 2021, and it is secured by substantially all of the Company’s assets.
During the current quarter, the bank performed its periodic spring redetermination of borrowing base and confirmed our elected amount of $40 million. Our next scheduled determination will occur this fall.
During the current fiscal year, we amended the credit agreement to broaden the definition for Use of Proceeds to provide funds, limited to an amount not in excess of 25% of the borrowing base, for investments into cash flow generating assets complimentary to the production of oil and gas.
Any future borrowings bear interest, at the Company's option, at either LIBOR plus 2.75% or the Prime Rate, as defined under the Facility, plus 1.0%. The Facility contains covenants that require the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a debt service coverage ratio of not less than 1.1 to 1.0 and (iii) a consolidated tangible net worth of not less than $50.0 million, each as defined in the Facility. The Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2019, the Company was in compliance with all covenants contained in the Facility.
During the nine months ended March 31, 2019, we funded our operations, capital expenditures and cash dividends with cash generated from operations resulting in an increase of $1.9 million in cash. As of March 31, 2019, our working capital was $31.1 million, an increase of $3.4 million over working capital of $27.7 million at June 30, 2018.
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
Our other significant use of cash is our on-going dividend program. The Board of Directors instituted a cash dividend on our common stock in December 2013 and we have since paid twenty-two consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of our operating and capital requirements through cash dividends and potential repurchases of our common stock remains a priority of our financial strategy, and it is our long term goal to increase our dividends over time as appropriate. On May 7, 2019, the Board declared the next quarterly common stock dividend of $0.10 per share, which will be paid on June 28, 2019 to stockholders of record on June 14, 2019. The Board reviews the quarterly dividend rate in light of our financial position and operations, forecasted results, including the outlook for oil and NGL prices, the timing of further expansion of Delhi development and other potential growth opportunities.
Capital Budget - Delhi Field
During the nine months ended March 31, 2019, we incurred $4.7 million of capital expenditures at Delhi. The current expectation for net capital spending for the remainder of fiscal 2019 is approximately $0.5 million, and approximately $1.5 million for the first half of fiscal 2020, primarily for conformance and workover projects and maintenance capital for the NGL plant. We believe that the operator will continue the development of the field through Phase V in our fiscal years 2020 and 2021. We anticipate funding for our share of capital expenditure at Delhi to be met from cash flows from operations.
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
Overview of Cash Flow Activities
The table below compares a summary of our condensed consolidated statements of cash flows for nine months ended March 31, 2019 and 2018 presented on page three of this report on Form 10-Q.

	Nine Months Ended March 31,
Increases (Decreases) in Cash:	2019	2018	Difference
	(In Millions)
Net cash provided by operating activities	$18.3	$14.5	$3.8
Net cash used in investing activities	(6.3)	(1.6)	(4.7)
Net cash used in financing activities	(10.1)	(8.7)	(1.4)
	$1.9	$4.2	$(2.3)
Cash provided by operating activities in the current year period increased $3.8 million compared to the same year-ago period due to a $5.2 million increase in cash provided by non-cash expenses and $1.6 million increase in cash provided from current operating assets and liabilities partially offset by a $3.0 million decrease in cash provided by net income. The year-ago period non-cash items used, rather than provided cash, because of a one-time $6.0 million deferred income tax credit related to enactment of the Tax Cut and Jobs Act.
Cash used in investing activities increased $4.7 million due to higher capital expenditure disbursements in the 2019 period.
Cash used by financing activities increased $1.4 million due to $1.7 million of increased cash dividends, reflecting an higher quarterly dividend rate of $0.10 per share in the 2019 period compared to $0.075 per share during the first half of fiscal 2018 and $0.10 per share paid in March 2018, partially offset by $0.3 million of lower common share repurchases related to stock-based awards vestings.
Critical Accounting Policies
See our critical accounting policies as disclosed in Note 2– Summary of Significant Accounting Policies in the 2018 Form 10-K. For recently adopted and recently issued accounting pronouncements from the Financial Accounting Standards Board, please see Note 2 – Summary of Significant Accounting Policies herein.

Item 3.  Quantitative and Qualitative Disclosures About Market Risks
Information about market risks for the three months ended March 31, 2019, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2018.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Under the supervision and with the participation of the Company’s management, including its Interim Chief Executive Officer and Chief Financial Officer, during the quarter ended March 31, 2019, we have determined there has been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended June 30, 2018 includes a detailed description of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2018.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
During the quarter ended March 31, 2019, the Company did not purchase any common stock in the open market under the previously announced share repurchase program and no shares of common stock were surrendered by its employees to pay their share of payroll taxes arising from vestings of restricted stock.
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
Date: May 10, 2019