Form 10-Q
period 2019-09-30
EVOLUTION PETROLEUM CORP
filed 2019-11-08
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
32,935,424 shares outstanding of common stock, par value $0.001, as of November 4, 2019.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

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

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	September 30, 2019	June 30, 2019
Assets
Current assets
Cash and cash equivalents	$31,404,803	$31,552,533
Receivables	2,969,052	3,168,116
Prepaid expenses	363,059	458,278
Total current assets	34,736,914	35,178,927
Oil and natural gas properties, net (full-cost method of accounting)	59,554,106	60,346,466
Other property and equipment, net	24,096	26,418
Total property and equipment	59,578,202	60,372,884
Other assets	351,380	210,033
Total assets	$94,666,496	$95,761,844
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,014,031	$2,084,140
Accrued liabilities and other	471,012	537,755
State and federal income taxes payable	592,865	130,799
Total current liabilities	3,077,908	2,752,694
Long term liabilities
Deferred income taxes	11,293,608	11,322,691
Asset retirement obligations	1,586,888	1,560,601
Operating lease liability	126,233	—
Total liabilities	16,084,637	15,635,986
Commitments and contingencies
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; 33,003,134 and 33,183,730 shares issued and outstanding, respectively	33,003	33,183
Additional paid-in capital	41,458,682	42,488,913
Retained earnings	37,090,174	37,603,762
Total stockholders’ equity	78,581,859	80,125,858
Total liabilities and stockholders’ equity	$94,666,496	$95,761,844

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Revenues
Crude oil	$8,845,504	$11,397,452
Natural gas liquids	305,944	909,627
Natural gas	767	—
Total revenues	9,152,215	12,307,079
Operating costs
Production costs	3,090,089	3,458,430
Depreciation, depletion and amortization	1,449,754	1,548,460
General and administrative expenses *	1,338,353	1,305,262
Total operating costs	5,878,196	6,312,152
Income from operations	3,274,019	5,994,927
Other
Enduro transaction breakup fee	—	1,100,000
Interest and other income	66,129	46,571
Interest expense	(29,345)	(29,345)
Income before income taxes	3,310,803	7,112,153
Income tax provision	517,983	1,316,352
Net income available to common stockholders	$2,792,820	$5,795,801
Earnings per common share
Basic	$0.08	$0.18
Diluted	$0.08	$0.17
Weighted average number of common shares
Basic	33,126,645	33,102,292
Diluted	33,134,372	33,119,057

* For the three months ended September 30, 2019 and 2018, non-cash stock-based compensation expenses were $332,013 and $215,373, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$2,792,820	$5,795,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,449,754	1,548,460
Stock-based compensation	332,013	215,373
Deferred income tax expense (benefit)	(29,083)	275,380
Other	18,526	4,824
Changes in operating assets and liabilities:
Receivables	199,064	(392,981)
Prepaid expenses	95,219	(415,729)
Accrued liabilities and other	(276,864)	(428,148)
Income taxes payable	462,066	1,053,032
Net cash provided by operating activities	5,043,515	7,656,012
Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(522,413)	(3,089,006)
Net cash used in investing activities	(522,413)	(3,089,006)
Cash flows from financing activities
Cash dividends to common stockholders	(3,306,408)	(3,315,785)
Common share repurchases, including shares surrendered for tax withholding	(1,362,424)	(89,992)
Net cash used in financing activities	(4,668,832)	(3,405,777)
Net change in cash, cash equivalents and restricted cash	(147,730)	1,161,229
Cash, cash equivalents and restricted cash, beginning of period	31,552,533	27,681,133
Cash and cash equivalents, end of period	$31,404,803	$28,842,362

Supplemental disclosures of cash flow information:	Three Months Ended September 30,
	2019	2018
Income taxes paid	$85,000	$462,395
Non-cash transactions:
Change in accounts payable used to acquire oil and natural gas properties	102,981	(405,645)
Oil and natural gas property costs incurred through recognition of asset retirement obligations	—	31,268

 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value

For the Three Months Ended September 30, 2019:
Balance at June 30, 2019	33,183,730	$33,183	$42,488,913	$37,603,762	$—	$80,125,858
Issuance of restricted common stock	59,028	59	(59)	—	—	—
Forfeitures of restricted stock	(8,248)	(8)	8	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(1,362,424)	(1,362,424)
Retirements of treasury stock	(231,376)	(231)	(1,362,193)	—	1,362,424	—
Stock-based compensation	—	—	332,013	—	—	332,013
Net income	—	—	—	2,792,820	—	2,792,820
Common stock cash dividends, $0.10 per share	—	—	—	(3,306,408)	—	(3,306,408)
Balance at September 30, 2019	33,003,134	$33,003	$41,458,682	$37,090,174	$—	$78,581,859

For the Three Months Ended September 30, 2018:
Balance at June 30, 2018	33,080,543	$33,080	$41,757,645	$35,498,754	$—	$77,289,479
Issuance of restricted common stock	86,396	86	(86)	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(89,992)	(89,992)
Retirements of treasury stock	(9,087)	(9)	(89,983)	—	89,992	—
Stock-based compensation	—	—	215,373	—	—	215,373
Net income	—	—	—	5,795,801	—	5,795,801
Common stock cash dividends, $0.10 per share	—	—	—	(3,315,785)	—	(3,315,785)
Balance at September 30, 2018	33,157,852	$33,157	$41,882,949	$37,978,770	$—	$79,894,876

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

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

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

Use of Estimates.   The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include (a) reserve quantities and estimated future cash flows associated with proved reserves, which may significantly impact depletion expense and potential impairments of oil and natural gas properties, (b) asset retirement obligations, (c) stock-based compensation, (d) income taxes and the valuation of deferred tax assets and (e) commitments and contingencies. We analyze our estimates based on historical experience and various other assumptions that we believe to be reasonable. While we believe that our estimates and assumptions used in preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 2 — Summary of Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies in the 2019 Form 10-K and are supplemented by the notes to the unaudited condensed consolidated financial statements included in this report. These unaudited condensed consolidated financial statements should be read in conjunction with the 2019 Form 10-K.
Recently Adopted Accounting Pronouncement - Leases
In February 2016, the FASB issued ASU 2016-02, Leases ("ASC 842"), which relates to the accounting for leasing transactions. This standard requires an entity to recognize a right-of-use (“ROU”) asset and lease liability for leases. Classification of leases as either a finance or operating lease determines the recognition, measurement and presentation of expenses. This accounting standards update also requires certain quantitative and qualitative disclosures about leasing arrangements. Leases acquired to explore for or use minerals, oil or natural gas resources, including the right to explore for those natural resources and rights to use the land in which those natural resources are contained, are not within the scope of the standards update.
Effective July 1, 2019, the Company adopted the new standard using a modified retrospective approach and elected to use the optional transition methodology whereby reporting periods prior to adoption continue to be presented in accordance with legacy accounting guidance, Accounting Standard Codification 840 - Leases. Upon transition, we recognized a ROU asset (or operating lease right-of-use asset) and an operating lease liability with no retained earnings impact. We applied the following practical expedients as provided in the standards update which provide elections to not reassess:

•	Whether an expired or existing pre-adoption date contracts contained leases.

•	Lease classification of any expired or existing leases.

•	Initial direct costs for any expired or existing leases.
We determine if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease. We capitalize our operating leases on our consolidated balance sheet through a ROU asset and a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Short-term leases that have an initial term greater than one month but less than one year are not capitalized in the above manner but related costs each period must be disclosed.
As a non-operator in recent years and having adequate liquidity, the Company has generally not entered into lease transactions. Presently, our only lease is an operating lease for our corporate office space in Houston, Texas, effective May 1, 2019, which expires November 30, 2022. We have no finance leases and no short-term leases.
Adoption of the new standard did not impact our unaudited condensed consolidated statements of operations, cash flows or stockholders’ equity. At adoption we recorded our operating lease as follows:

Asset (Liability)	Balance June 30, 2019	Adjustment at Adoption July 1, 2019
Operating lease right-of-use asset	$—	$161,125
Accrued liabilities and other:
Deferred rent	$(4,338)	$4,338
Operating lease liability	$—	$(26,194)
Operating lease liabilities - long-term	$—	$(139,269)
In addition to the transitional elections, we have also elected a practical expedient to not separate lease components from non-lease components, such as services provided by the lessor under the contract. Accordingly, we account for the lease and non-lease components in an arrangement as a single lease component. We elected this expedient for our existing asset classes.
Although we presently have no short-term leases, we have made an accounting policy election not to apply the lease recognition requirements to any future short-term leases, which the guidance defines as having a lease term of 12 months or less and not having an option to purchase the underlying asset that we would be reasonably certain to exercise. Such lease

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

payments would be recognized in our statement of operations on a straight-line basis over the lease term as would have been done under the previous guidance.
Variable lease payments, which are neither fixed by the contract nor dependent on an index or rate, are not included in the lease liability or ROU assets. We recognize such payments in our statement of operations in the period in which the obligation for those payments is incurred.
Recently Issued Accounting Pronouncement
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

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 3 — Revenue from Contracts with Customers
All of our revenue is generated from our interests in the Delhi field in Northeast Louisiana except $16 thousand of revenue from an overriding royalty interest retained in a past divestiture included below in fiscal 2020:

	Three Months Ended September 30,
	2019	2018
Revenues
Crude oil	$8,845,504	$11,397,452
Natural gas liquids	305,944	909,627
Natural gas	767	—
Total revenues	$9,152,215	$12,307,079
The Company recognizes oil, gas, and NGL production revenue at the point in time when custody and title (“control”) of the product transfers to the customer, which differs depending on the contractual terms of each of the Company’s arrangements. Transfer of control drives the presentation of post-production expenses such as transportation, gathering and processing deductions within the accompanying statements of operations. Fees and other deductions incurred prior to control transfer are recorded within the production costs line item on the accompanying unaudited condensed statements of operations, while fees and other deductions incurred subsequent to control transfer are embedded in the price and effectively recorded as a reduction of oil, gas, and NGL production revenue.
Judgments made in applying the guidance in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers relate primarily to determining the point in time when control of product transfers to the customer. The Company does not believe that significant judgments are required with respect to the determination of the transaction price, including amounts that represent variable consideration, as volume and price carry a low level of estimation uncertainty given the precision of volumetric measurements and the use of index pricing with predictable differentials. Accordingly, the Company does not consider estimates of variable consideration to be constrained.
The Company’s contractual performance obligations arise upon the production of hydrocarbons from wells in which the Company has an ownership interest. The performance obligations are considered satisfied at a point in time upon control transferring to a customer at a specified delivery point. Consideration is allocated to satisfied performance obligations at the end of an accounting period.
Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received one to two months after production has occurred, which is typical in the industry. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the receivables line item on the accompanying unaudited condensed consolidated balance sheets (“accompanying balance sheets”) until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of September 30, 2019 and June 30, 2019 were $3.0 million and $3.2 million, respectively. To estimate accounts receivable from operator contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser. Revenue recognized during the three months ended September 30, 2019, that related to performance obligations satisfied in prior reporting periods, was immaterial.

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 4 — Enduro Purchase and Sale Agreement and "Stalking Horse" Bid
During the first quarter of fiscal 2019, the Company recorded a $1.1 million break-up fee upon the closing of a higher bidder's purchase transaction. During May 2018, the Company had entered into a Purchase and Sale Agreement ("PSA"), to acquire, as the "stalking horse" bidder, certain oil and gas assets from an affiliate of Enduro Resource Partners LLC ("Enduro") for a purchase price of $27.5 million, subject to the outcome of Enduro's Chapter 11 process. Contemporaneous with executing the PSA, the Company made a $2.75 million deposit to an acquisition escrow account which, together with interest earned, comprised the restricted cash balance on the Company's June 30, 2018 consolidated statement of financial position. Earlier in the first quarter of 2019, the Company was repaid its deposit together with related earned interest when a higher bidder first emerged in the bidding process.
The Company's initial and subsequent bids represented offers under Section 363 of the U.S. Bankruptcy Code in Enduro's Chapter 11 proceeding. Such offers are commonly referred to as “stalking horse” bids and are subject to higher bids, in accordance with the bidding procedures approved by the Bankruptcy Court. In connection with the PSA, the Company had incurred third party due diligence expenses, which have been reflected in the Company's consolidated statement of operations for the year ended June 30, 2018.

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 5 — Receivables

As of September 30, 2019 and June 30, 2019, our receivables consisted of the following:

	September 30, 2019	June 30, 2019
Receivables from oil and NGL sales	$2,967,064	$3,168,116
Other	1,988	—
Total receivables	$2,969,052	$3,168,116

Note 6 — Prepaid Expenses

As of September 30, 2019 and June 30, 2019, our prepaid expenses consisted of the following:

	September 30, 2019	June 30, 2019
Prepaid insurance	$148,351	$206,198
Prepaid subscription and licenses	67,211	55,435
Prepaid federal and state income taxes	121,679	121,679
Prepaid investor relations and other	25,818	74,966
Total prepaid expenses	$363,059	$458,278

Note 7 — Property and Equipment

As of September 30, 2019 and June 30, 2019, our oil and natural gas properties and other property and equipment consisted of the following:

	September 30, 2019	June 30, 2019
Oil and natural gas properties
Property costs subject to amortization	$96,247,547	$95,622,153
Less: Accumulated depreciation, depletion, and amortization	(36,693,441)	(35,275,687)
Unproved properties not subject to amortization	—	—
Oil and natural gas properties, net	$59,554,106	$60,346,466
Other property and equipment
Furniture, fixtures, office equipment and other, at cost	$154,731	$154,731
Less: Accumulated depreciation	(130,635)	(128,313)
Other property and equipment, net	$24,096	$26,418

During the three months ended September 30, 2019 and 2018, the Company incurred capital expenditures of $0.6 million and $2.7 million, respectively, in the Delhi field.

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 8 — Leases
Operating leases are reflected as an operating lease ROU asset included in other assets, in accrued and other liabilities-current and as an operating lease liability on our unaudited condensed consolidated balance sheet. Operating lease ROU assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease ROU asset would also include any lease payments made to the lessor prior to lease commencement less any lease incentives and initial direct costs incurred, if any. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.
As an non-operator in recent years and having adequate liquidity, the Company has generally not entered into lease transactions. Presently, our only operating lease is for corporate office space in Houston, Texas, effective May 1, 2019 and which expires November 30, 2022. Presently we have one operating lease for office space, no finance leases and no short-term leases.
Certain assumptions and judgments made by the Company when evaluating a contract that meets the definition of a lease under Topic 842 include:

•
Discount Rate - Our lease does not provide an implicit rate. Accordingly, we are required to use our incremental borrowing rate in determining the present value of lease payments based on the information available at commencement date. Our incremental borrowing rate reflects the estimated rate of interest that we would pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments in a similar economic environment. At adoption, July 1, 2019,we used our prime-rate-based borrowing rate under our senior secured credit facility as our incremental borrowing as the term facility was based on a similar term and is appropriately risk-adjusted.

•
Lease Term - At inception the Company evaluates the contract containing a lease arrangement to determine the length of the lease term when recognizing a ROU asset and corresponding lease liability. When determining the lease term, an option available to extend or to early terminate the arrangement is evaluated and included when it is reasonably certain an option will be exercised. Because of the Company’s intent to maintain operational flexibility, there is no available option to extend that the Company is reasonably certain it will exercise. We have no expectation to use the early termination option that we are reasonably certain to exercise.

For the three months ended September 30, 2019, the components of our total lease expense, included in general and administrative expense, are as follows:

Three Months Ended September 30, 2019
Operating lease cost	$13,015
Variable lease expense (1)	990
Total lease expense	$14,005
(1) Variable lease payments that are not dependent on an index or rate are not included in the lease liability or ROU asset.

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Supplemental cash flow, balance sheet and other disclosures information related to our operating leases are as follows:

As of and For the Three Months Ended September 30, 2019
Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities	$—
ROU asset added in exchange for lease obligation at adoption	161,125

Balance Sheet:
Operating lease ROU asset (included in other assets)	150,249
Accrued liabilities - current	41,369
Operating lease liability - long-term	126,233

Other:
Weighted average remaining lease term in years	3.16
Weighted average discount rate	5.15%
Maturities of our operating lease liability are as follows:

Fiscal Year	Operating Lease Liability
Remainder of 2020	$34,322
2021	59,945
2022	61,843
2023	26,098
Total lease payments	182,208
Less imputed interest	(14,606)
Total lease liability	$167,602

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 9 — Other Assets

As of September 30, 2019 and June 30, 2019, other assets consisted of the following:

	September 30, 2019	June 30, 2019
Royalty rights	$108,512	$108,512
Less: Accumulated amortization of royalty rights	(50,865)	(47,474)
Investment in Well Lift Inc., at cost	108,750	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(145,716)	(141,927)
Right of use asset under operating lease	161,125	—
Less: Accumulated amortization of right of use asset	(10,876)	—
Software license	20,662	20,662
Less: Accumulated amortization of software license	(9,184)	(7,462)
Other assets, net	$351,380	$210,033
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
Note 10 — Accrued Liabilities and Other

As of September 30, 2019 and June 30, 2019, our other current liabilities consisted of the following:

	September 30, 2019	June 30, 2019
Accrued incentive and other compensation	$182,855	$369,719
Asset retirement obligations due within one year	50,244	50,244
Operating lease liability, current	41,369	—
Accrued franchise taxes	34,238	5,738
Accrued ad valorem taxes	150,750	100,500
Other accrued liabilities	11,556	11,554
Accrued liabilities and other	$471,012	$537,755

Note 11 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we expect to incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the three months ended September 30, 2019 and for the year ended June 30, 2019:

	September 30, 2019	June 30, 2019
Asset retirement obligations — beginning of period	$1,610,845	$1,422,955
Liabilities incurred	—	31,268
Accretion of discount	26,287	101,506
Revision of previous estimates	—	55,116
Asset retirement obligations — end of period	$1,637,132	$1,610,845
Less current portion in accrued liabilities	(50,244)	(50,244)
Long-term portion of asset retirement obligations	$1,586,888	$1,560,601

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 12 — Stockholders’ Equity

 Common Stock

As of September 30, 2019, we had 33,003,134 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. We paid dividends of $3,306,408 and $3,315,785 to our common stockholders during the three months ended September 30, 2019 and 2018, respectively. The following table reflects the dividends paid within the respective three month periods:

Common Stock Cash Dividends per Share	2019	2018
First quarter ended September 30,	$0.10	$0.10

In May 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company's common stock. Since inception of the program through September 30, 2019, the Company spent $2.9 million to repurchase 488,629 common shares at an average price of $5.98 per share, including 222,437 shares at an average cost of $5.89 during the three months ended September 30, 2019. Under the program's terms, shares are repurchased only on the open market and in accordance with the requirements of the Securities and Exchange Commission. Such shares are initially recorded as treasury stock, then subsequently canceled. The timing and amount of repurchases depends upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and it may be suspended or discontinued at any time.

During the three months ended September 30, 2019 and 2018, the Company also acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll tax withholding obligations. The treasury shares were subsequently canceled. Such shares were valued at fair market value on the date of vesting. The following table shows all treasury stock purchases in the respective periods:

	Three Months Ended September 30,
	2019	2018
Number of treasury shares acquired (1)	231,376	9,087
Average cost per share	$5.89	$9.90
Total cost of treasury shares acquired	$1,362,424	$89,992
(1) The fiscal 2019 number of shares is net of 8,939 shares forfeited in the period.

 Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2019, all common stock dividends were treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2020, we expect all common dividends for such period to be treated as qualified dividend income. Such projections are based on our reasonable expectations as of September 30, 2019 and are subject to change based on our final tax calculations at the end of the fiscal year.
Note 13 — Stock-Based Incentive Plan

At the December 8, 2016 annual meeting, the stockholders approved the adoption of the Evolution Petroleum Corporation 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "2004 Plan") for which there were no shares available for future grants. The 2016 Plan authorizes the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of September 30, 2019, 603,239 shares remained available for grant under the 2016 Plan.

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

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

During the three months ended September 30, 2019, the only awards granted by the Company were to its new chief executive officer upon his employment. He received 48,872 shares of serviced-based restricted common stock which vest in three equal amounts on June 30, 2020, 2021 and 2022, and was also awarded a total of 200,000 market-based restricted stock units consisting of four equal tranches, each of which may vest only if its respective stock price requirement is met before the award term expires. Each tranche has a separate stated price requirement and respective vesting will occur only if, before July 1, 2023, the ninety-day trailing average Company stock share price equals or exceeds its tranche price requirement.

Service-based awards vest with continuous employment by the Company, generally in annual installments over their terms of three to four years. Awards to the Company's directors have one-year cliff vesting. Restricted Stock grants which vest based on service are valued at the fair market value on the date of grant and amortized over the service period.

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee or director of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on the grant date fair value when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the term of the award. As of September 30, 2019, there were no performance-based awards outstanding.

Many of our past market-based awards could vest if their respective two- or three-year trailing total returns on the Company’s common stock exceed the corresponding total returns of various quartiles of indices consisting of peer companies. More recent market-based awards vest when the average of the Company's closing stock price over a defined measurement period meets or exceeds a required stock price. The fair values and expected vesting periods of these awards are determined using a Monte Carlo simulation based on the historical volatility of the Company's total return compared to the historical volatilities of the other companies in the index. Compensation expense for market-based awards is recognized over the expected vesting period using the straight-line method, so long as the holder remains an employee or director of the Company. Total compensation expense is based on the fair value of the awards at the date of grant and is independent of vesting or expiration of the awards, except for termination of service.
For market-based awards granted during the three months ended September 30, 2019 and 2018, the assumptions used in the Monte Carlo simulation valuations, expected lives and fair values were as follows:

	Three Months Ended September 30,
	2019	2018
Weighted average fair value of market-based awards granted	$3.50	$8.24
Risk-free interest rate	1.87%	2.69%
Expected vesting term in years	1.35	2.82
Expected volatility	43.7%	41.8%
Dividend yield	6.0%	4.0%

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Unvested Restricted Stock awards at September 30, 2019 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	142,132	$7.83
Market-based awards	41,888	8.24
Unvested Restricted Stock at September 30, 2019	184,020	$7.92

The following table sets forth the Restricted Stock transactions for the three months ended September 30, 2019:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2019	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2019	176,683	$8.09
Service-based shares granted	48,872	6.65
Vested	(33,287)	6.53
Forfeited	(8,248)	9.48
Unvested Restricted Stock at September 30, 2019	184,020	$7.92	$889,543	2.06
Unvested Contingent Restricted Stock awards table below consists solely of market-based awards:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2019	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2019	10,156	$3.42
Market-based awards granted	200,000	3.50
Vested	(10,156)	3.42
Unvested contingent shares at September 30, 2019	200,000	$3.50	$574,045	1.1
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended September 30, 2019 and 2018 was $332,013 and $215,373, respectively.
Note 14 — Income Taxes
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
For the three months ended September 30, 2019 and 2018, respectively, we recognized income tax expenses of $0.5 million and $1.3 million. For the three months ended September 30, 2019 and 2018, the corresponding effective tax rates were 15.6% and 18.5%. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation and other permanent differences. For both periods, our respective statutory federal tax rate was 21%.

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 15 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended September 30,
	2019	2018
Numerator
Net income available to common shareholders	$2,792,820	$5,795,801
Denominator
Weighted average number of common shares — Basic	33,126,645	33,102,292
Effect of dilutive securities:
Contingent restricted stock grants	7,727	16,765
Weighted average number of common shares and potentially dilutive common shares used in diluted earnings per share	33,134,372	33,119,057

Net income per common share — Basic	$0.08	$0.18
Net income per common share — Diluted	$0.08	$0.17

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At September 30, 2019
Contingent Restricted Stock grants	$—	200,000

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At September 30, 2018
Contingent Restricted Stock grants	$—	10,156
Note 16 — Senior Secured Credit Agreement

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
As of September 30, 2019, the Company's elected commitment and borrowing base were $40 million, we were in compliance with all financial covenants and there were no amounts outstanding under the Facility, which is secured by substantially all of the Company’s assets.
Under the Facility the borrowing base shall be determined semiannually as of every May 15 and November 15 during the term of the Facility. During the current quarter, the bank performed its periodic fall redetermination of the borrowing base and confirmed our elected amount of $40 million.
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

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

In connection with this agreement, the Company incurred $168,972 of debt issuance costs. Such costs were capitalized in Other Assets and are being amortized to expense. The unamortized balance in debt issuance costs related to the Facility was $23,256 as of September 30, 2019.
Note 17 — Commitments and Contingencies

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
Note 18 — Subsequent Event
On November 1, 2019, and effective as of October 1, 2019, our wholly-owned subsidiary, Evolution Petroleum West, Inc., a Delaware corporation, purchased a 23.51% non-operating working interest and a 19.70% revenue interest in the Hamilton Dome field located in Hot Springs County, Wyoming, from entities owned or controlled by Merit Energy Company ("Merit") of Dallas, Texas. The consideration to Merit consisted of $9.5 million in cash and our assumption of asset retirement obligations. The assets included 265 producing and water injection wells and associated facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Results of Operations
Liquidity and Capital Resources
Critical Accounting Policies and Estimates
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
Our producing assets consist of our interests in the Delhi Holt-Bryant Unit in the Delhi field in Northeast Louisiana, a CO2 enhanced oil recovery project, and a de minimis overriding royalty interest retained in two onshore Texas wells.
By policy, every employee and director maintains a beneficial ownership position in our common stock. We believe this ownership helps ensure that the interests of our employees and directors are aligned with our stockholders.
Highlights for our First Quarter of Fiscal 2020 and Operations Update

"Current quarter" refers to the three months ended September 30, 2019, the Company's first quarter of fiscal 2020.

"Prior quarter" refers to the three months ended June 30, 2019, the Company's fourth quarter of fiscal 2019.

"Year-ago quarter" refers to the three months ended September 30, 2018, the Company's first quarter of fiscal 2019.

Highlights for the Quarter

•	We paid our twenty-fourth consecutive quarterly cash dividend on common shares, and declared our twenty-fifth quarterly dividend of $0.10 per share payable on December 31, 2019.

•	We appointed Jason E. Brown as President and Chief Executive Officer, succeeding Robert S. Herlin who remains non-executive Chairman of the Board.

•	We ended the current quarter with $31.7 million of working capital and remain debt free.

•	Recorded revenues of $9.2 million for the current quarter, an 11.8% decrease from the prior quarter, and 25.6% lower than the year-ago quarter, primarily due to lower commodity pricing.

•	Production expenses were $3.1 million, a 13.3% decrease compared to prior quarter, and a 10.7% decrease from the year-ago quarter.

•	Reported net income of $2.8 million, compared to $3.3 million in the prior quarter and $5.8 million in the year-ago quarter.
Delhi Field - Enhanced Oil Recovery Project

Our interests in the Delhi field consist of a 23.9% working interest (with associated 19.0% net revenue interest) and separate overriding royalty and mineral interests of 7.2%. This yields a total net revenue interest of 26.2%. The field is operated by Denbury Onshore LLC, a subsidiary of Denbury Resources, Inc. (the "operator").

Net production of oil and NGL averaged 1,910 BOEPD during the quarter which is a decrease of 7% compared to the 2,058 BOEPD during the prior quarter. Gross oil production at Delhi averaged approximately 6,200 BOPD during the quarter, a 3% decrease from the prior quarter. Gross NGL production for quarter was approximately 1,100 BOEPD, down 26% from the prior quarter. Oil production was impacted by seasonal high ambient temperatures during the quarter causing limited CO2 recycle capacity.  This resulted in limited capacity to produce high gas/oil ratio wells. Facility modifications resulting in NGL volume uplift in the spring were not sustained due to complications caused by the separation of rich gas to a dedicated facility. The operator is reviewing solutions to return to the higher rates seen in the past quarters.

During the current quarter, we incurred $0.6 million on capital projects consisting of $0.1 million for capital maintenance and $0.5 million primarily for remaining completion costs of a water injection well and a water source well in preparation for Phase V expansion.

In the current quarter, operating revenues were $9.2 million, based on an average realized oil price of $59.32 per barrel and an average realized NGL price of $11.54 per BOE, resulting in $3.3 million in income from operations. Our realized oil price decreased 8.4% from the prior quarter and oil volumes declined 1.8%. Our NGL realized price was 24.5% lower than the prior quarter's and volumes decreased 24.9%.

Our NGL price received for our royalty production is burdened by a fixed capital recovery charge, which is mostly offset by our working interest share of such capital recovery that is reflected as a reduction in lease operating expense. The impact of this charge on our NGL royalty revenue is more significant at lower price levels.

Production costs in the Delhi field were $3.1 million in the current quarter, down 13.3% from the prior quarter, primarily due to a 24.3% decrease in purchased CO2 volumes which averaged 69.7 million cubic feet (MMcf) per day compared to the prior quarter's rate of 92.1 MMcf per day. Current quarter CO2 purchase cost of $0.84 per mcf was 8% lower than the previous quarter, reflecting the lower current quarter realized oil price to which CO2 cost is linked.

Net income for the quarter was $2.8 million, or $0.08 per diluted share, compared to $3.3 million, or $0.10 per diluted share, in the previous quarter.

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.1 of our Form 10-K for the year ended June 30, 2019.

Results of Operations
Three Months Ended September 30, 2019 and 2018
Revenues
Compared to the corresponding year-ago period, current period revenues decreased 26% due to 22% lower realized commodity prices together with a 4.2% decrease in production volumes. The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018	Variance	Variance %
Oil and gas production
Crude oil revenues	$8,845,504	$11,397,452	$(2,551,948)	(22.4)%
NGL revenues	305,944	909,627	(603,683)	(66.4)%
Natural gas revenues	767	—	767	n.m.
Total revenues	$9,152,215	$12,307,079	$(3,154,864)	(25.6)%

Crude oil volumes (Bbl)	149,107	158,906	(9,799)	(6.2)%
NGL volumes (Bbl)	26,516	24,401	2,115	8.7%
Natural gas volumes (Mcf)	356	—	356	n.m.
Equivalent volumes (BOE)	175,682	183,307	(7,625)	(4.2)%

Crude oil (BOPD, net)	1,621	1,727	(106)	(6.1)%
NGLs (BOEPD, net)	288	265	23	8.7%
Natural gas (BOEPD, net)	1	—	1	n.m.
Equivalent volumes (BOEPD, net)	1,910	1,992	(82)	(4.1)%

Crude oil price per Bbl	$59.32	$71.72	$(12.40)	(17.3)%
NGL price per Bbl	11.54	37.28	(25.74)	(69.0)%
Natural gas price per Mcf	2.15	—	2.15	n.m.
Equivalent price per BOE	$52.10	$67.14	$(15.04)	(22.4)%
n. m. Not meaningful.
Production Costs
The $0.4 million decrease in production costs was due to a 9% decrease in other production costs together with a 13% decrease in CO2 costs. The $0.2 million decrease in other production costs was primarily due to lower chemical and fuel gas expenses.

	Three Months Ended September 30,
	2019	2018	Variance	Variance %
CO2 costs (a)	$1,284,767	$1,483,852	$(199,085)	(13.4)%
Other production costs	1,805,322	1,974,578	(169,256)	(8.6)%
Total production costs	$3,090,089	$3,458,430	$(368,341)	(10.7)%

CO2 costs per BOE	$7.31	$8.09	$(0.78)	(9.6)%
All other production costs per BOE	10.28	10.78	(0.50)	(4.6)%
Production costs per BOE	$17.59	$18.87	$(1.28)	(6.8)%
(a) Under our contract with the operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes of approximately 8.5% and transportation costs of $0.20 per Mcf. Transportation costs will decline effective January 1, 2020 as per contract terms.

The $0.2 million decrease in total CO2 costs was virtually all due to a lower purchase price per mcf which decreased 13% from the year-ago quarter reflecting the lower realized oil price, while purchased CO2 volumes were flat.

	Three Months Ended September 30,
	2019	2018	Variance	Variance %
CO2 costs per mcf	$0.84	$0.97	$(0.13)	(13.4)%
CO2 volumes (MMcf per day, gross)	69.7	69.6	0.1	0.1%
Depletion, Depreciation and Amortization ("DD&A")
DD&A expense was (6.4)% lower compared to the same year-ago period due to a (2.4)% decline in DD&A rate along with a 4.2% decrease in production volumes in the period.

	Three Months Ended September 30,
	2019	2018	Variance	Variance %
DD&A of proved oil and gas properties	$1,417,754	$1,516,742	$(98,988)	(6.5)%
Depreciation of other property and equipment	2,322	4,143	(1,821)	(44.0)%
Amortization of intangibles	3,391	3,391	—	—%
Accretion of asset retirement obligations	26,287	24,184	2,103	8.7%
Total DD&A	$1,449,754	$1,548,460	$(98,706)	(6.4)%

Oil and gas DD&A rate per BOE	$8.07	$8.27	$(0.20)	(2.4)%
General and Administrative Expenses
Expenses for the three months ended September 30, 2019 increased slightly by 2.5%, to $1.3 million from the same year-ago quarter, primarily due to higher non-cash stock based compensation expenses in the current period, offset by normal variations in professional services expenses.
Other Income and Expenses
Other income and expense (net) decreased due primarily to the Enduro breakup fee received during August 2018.

	Three Months Ended September 30,
	2019	2018	Variance	Variance %
Enduro transaction breakup fee	—	1,100,000	(1,100,000)	(100.0)%
Interest and other income	66,129	46,571	19,558	42.0%
Interest expense	(29,345)	(29,345)	—	—%
Total other income, net	$36,784	$1,117,226	$(1,080,442)	(96.7)%

Net Income
Net income available to common stockholders for the three months ended September 30, 2019 decreased $3.0 million, or 52%, to $2.8 million compared to the same year-ago quarter primarily due to the aforementioned operating variances and the one-time breakup fee collected in the year-ago quarter.

	Three Months Ended September 30,
	2019	2018	Variance	Variance %
Income before income taxes	3,310,803	7,112,153	(3,801,350)	(53.4)%
Income tax provision	517,983	1,316,352	(798,369)	(60.7)%
Net income available to common stockholders	$2,792,820	$5,795,801	$(3,002,981)	(51.8)%
Income tax provision as a percentage of income before income taxes	16%	19%

Liquidity and Capital Resources
We had $31.4 million in cash and cash equivalents at September 30, 2019 and $31.5 million of cash and cash equivalents at June 30, 2019.
In addition, we have a senior secured reserve-based credit facility (the "Facility") with a maximum capacity of $50 million. The Facility had $40 million of undrawn borrowing base availability on September 30, 2019. Under the Facility the borrowing base shall be determined semiannually as of May 15 and November 15. There have been no borrowings under the Facility, which matures on April 11, 2021, and it is secured by substantially all of the Company’s assets.
During the current quarter, the bank performed its periodic redetermination of borrowing base and confirmed our elected amount of $40 million. Our next scheduled determination will occur next spring.
Any future borrowings bear interest, at the Company's option, at either LIBOR plus 2.75% or the Prime Rate, as defined under the Facility, plus 1.0%. The Facility contains covenants that require the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a debt service coverage ratio of not less than 1.1 to 1.0 and (iii) a consolidated tangible net worth of not less than $50.0 million, each as defined in the Facility. The Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2019, the Company was in compliance with all covenants contained in the Facility.
During the three months ended September 30, 2019, we funded our operations, capital expenditures and cash dividends with cash generated from operations resulting in a decrease of $0.1 million in cash, impacted by $1.3 million spent on repurchasing shares under the buyback program. As of September 30, 2019, our working capital was $31.7 million, a decrease of $0.8 million over working capital of $32.4 million at June 30, 2019.
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
We are pursuing new growth opportunities through acquisitions or other transactions. In addition to our cash on hand, we have access to at least $40 million of undrawn elected borrowing base availability under our senior secured credit facility. In addition we have an effective shelf registration statement with Securities and Exchange Commission under which we may issue up to $500 million of new debt or equity securities. As we pursue new growth opportunities, we would expect to use our internal resources of cash, working capital and borrowing capacity under our credit facility. It may also be advantageous for us to consider issuing additional equity as part of any potential transaction, but we have no specific plans to issue additional equity at this time.
On November 1, 2019, and effective as of October 1, 2019, our wholly-owned subsidiary, Evolution Petroleum West, Inc., a Delaware corporation, purchased a 23.51% non-operating working interest and a 19.70% revenue interest in the Hamilton Dome field located in Hot Springs County, Wyoming, from entities owned or controlled by Merit Energy Company ("Merit") of Dallas, Texas. The consideration to Merit consisted of $9.5 million in cash and our assumption of asset retirement obligations. Merit will continue to operate the field and Merit retains the majority ownership of the balance of the working interest.
The field was discovered in 1918 and has been on production for 100 years producing over 160 million barrels of oil. We acquired approximately 450 barrels of expected net oil production per day, which should add approximately 23% to our daily production, and represent a 30% increase to our proved reserves. We expect operating expense per barrel to be somewhat higher than Delhi and the realized oil price lower; however we believe that improving pipeline capacity to the region within the next several years will result in a stronger market. As reserves are virtually all proved developed producing, capital expenditures are expected to be nominal. This asset is expected to contribute to our overall profitability and further support our dividend moving forward.
In addition to our on-going cash dividend program, during September 30, 2019, the Company repurchased $1.3 million of common shares under the stock buyback program approved in May 2015. The Board of Directors instituted a cash dividend on our common stock in December 2013 and we have since paid twenty-four consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of our operating and capital requirements through cash dividends and potential repurchases of our common stock remains a priority of our financial strategy, and it is our long term goal to increase our dividends over time as appropriate. On November 4 , 2019, the Board declared the next quarterly common stock dividend of $0.10 per share, which will be paid on December 31, 2019 to stockholders of record on December 16, 2019. The Board reviews the quarterly dividend rate in light of our financial position and operations, forecasted results, including the outlook for oil and NGL prices, the timing of further expansion of Delhi development and other potential growth opportunities.
Capital Budget - Delhi Field
During the current quarter, we incurred $0.6 million on capital projects consisting of $0.1 million for capital maintenance and $0.5 million for remaining completion costs of a water injection well and a water source well in preparation for Phase V expansion.
The current expectation for net capital spending for the remainder of fiscal 2020 is approximately $3.0 million, which includes $0.4 million for the NGL plant filter/separator project, $0.7 million for conformance and capital maintenance, and $1.9 million for Phase V development expected later in the fiscal year. We believe that the operator will continue this development and have also budgeted $3.0 million for Phase V completion in fiscal 2021. We anticipate funding for our share of capital expenditure at Delhi to be met from cash flows from operations.
Our proved undeveloped reserves at June 30, 2019 included 1,583 MBOE of reserves and $8.6 million of future development costs associated with Phase V development in the eastern portion of the field. The timing of Phase V development is dependent in part on the results and CO2 requirements of the infill drilling program. The timing of such development is also dependent, in part, on the field operator's available funds and capital spending plans and priorities within its portfolio of properties. At present, we expect to begin this development in our fiscal year 2020.
Funding for our anticipated capital expenditures at Delhi for our fiscal 2020 is expected to be met from cash flows from operations and current working capital.
Overview of Cash Flow Activities
The table below compares a summary of our condensed consolidated statements of cash flows for three months ended September 30, 2019 and 2018 presented in the consolidated condensed financial statements in Item 1, Part I of this report on Form 10-Q.

	Three Months Ended September 30,
Increases (Decreases) in Cash:	2019	2018	Difference
	(In Millions)
Net cash provided by operating activities	$5.0	$7.7	$(2.6)
Net cash used in investing activities	(0.5)	(3.1)	2.6
Net cash used in financing activities	(4.7)	(3.4)	(1.3)
	$(0.1)	$1.2	$(1.3)
Cash provided by operating activities in the current year period decreased $2.6 million compared to the same year-ago period due to a $3.0 million decrease in cash provided by net income together with $0.3 million decrease in cash provided by non-cash expenses, partially offset by $0.7 million increase in cash provided from current operating assets and liabilities partially offset by.
Cash used in investing activities decreased $2.6 million due to lower capital expenditure disbursements in the fiscal 2020 period while completion of the infill project was underway.
Cash used by financing activities increased $1.3 million due to common stock repurchases in the first quarter of fiscal 2020 through an authorized stock buyback program.
Critical Accounting Policies and Estimates
See our Critical Accounting Policies and Estimates as disclosed within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K. For recently adopted and recently issued accounting pronouncements from the Financial Accounting Standards Board, please see Note 2 – Summary of Significant Accounting Policies herein.
Item 3.  Quantitative and Qualitative Disclosures About Market Risks
Information about market risks for the three months ended September 30, 2019, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2019.

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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2019, we have determined there has been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended June 30, 2019 includes a detailed description of our risk factors. There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended June 30, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
During the quarter ended September 30, 2019, the Company purchased shares of common stock in the open market under its share repurchase program announced in May 2015 and also received shares of common stock from employees of the Company to pay their share of payroll taxes arising from vestings of restricted stock and contingent restricted stock. The table below summarizes information about the Company's purchases of its equity securities during the quarter ended September 30, 2019.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2019	—	$—	Not applicable	$3.4 million
August 2019	167,805	$5.94	Not applicable	$2.4 million
September 2019	63,571	$5.76	Not applicable	$2.1 million
Total	231,376	$5.89	Not applicable	$2.1 million
(1)During the current quarter the Company received 8,939 shares of common stock from certain of its employees which were surrendered in exchange for their payroll tax liabilities arising from vestings of restricted stock and contingent restricted stock. The acquisition cost per share reflects the weighted-average market price of the Company's shares on the dates vested.
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
Date: November 8, 2019