Form 10-Q
period 2019-12-31
EVOLUTION PETROLEUM CORP
filed 2020-02-07
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
33,101,154 shares outstanding of common stock, par value $0.001, as of February 5, 2020.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	December 31, 2019	June 30, 2019
Assets
Current assets
Cash and cash equivalents	$20,935,968	$31,552,533
Receivables	4,008,414	3,168,116
Prepaid expenses	518,396	458,278
Total current assets	25,462,778	35,178,927
Oil and natural gas properties, net (full-cost method of accounting)	68,814,569	60,346,466
Other property and equipment, net	21,914	26,418
Total property and equipment	68,836,483	60,372,884
Other assets, net	331,608	210,033
Total assets	$94,630,869	$95,761,844
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,985,901	$2,084,140
Accrued liabilities and other	548,676	537,755
State and federal income taxes payable	246,972	130,799
Total current liabilities	3,781,549	2,752,694
Long term liabilities
Deferred income taxes	11,362,943	11,322,691
Asset retirement obligations	2,493,741	1,560,601
Operating lease liability	112,870	—
Total liabilities	17,751,103	15,635,986
Commitments and contingencies
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; 33,106,988 and 33,183,730 shares issued and outstanding, respectively	33,107	33,183
Additional paid-in capital	41,306,353	42,488,913
Retained earnings	35,540,306	37,603,762
Total stockholders’ equity	76,879,766	80,125,858
Total liabilities and stockholders’ equity	$94,630,869	$95,761,844

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenues
Crude oil	$8,974,237	$10,515,875	$17,819,741	$21,913,327
Natural gas liquids	406,634	532,243	712,578	1,441,870
Natural gas	744	—	1,511	—
Total revenues	9,381,615	11,048,118	18,533,830	23,355,197
Operating costs
Production costs	4,234,605	3,452,168	7,324,694	6,910,598
Depreciation, depletion and amortization	1,461,049	1,603,633	2,910,803	3,152,093
General and administrative expenses *	1,436,197	1,258,570	2,774,550	2,563,832
Total operating costs	7,131,851	6,314,371	13,010,047	12,626,523
Income from operations	2,249,764	4,733,747	5,523,783	10,728,674
Other
Enduro transaction breakup fee	—	—	—	1,100,000
Interest and other income	52,941	59,858	119,070	106,429
Interest expense	(29,345)	(29,345)	(58,690)	(58,690)
Income before income taxes	2,273,360	4,764,260	5,584,163	11,876,413
Income tax provision	508,442	859,695	1,026,425	2,176,047
Net income available to common stockholders	$1,764,918	$3,904,565	$4,557,738	$9,700,366
Earnings per common share
Basic	$0.05	$0.12	$0.14	$0.29
Diluted	$0.05	$0.12	$0.14	$0.29
Weighted average number of common shares
Basic	32,988,737	33,167,159	33,057,691	33,134,726
Diluted	32,988,737	33,176,503	33,061,555	33,147,775

* For the three months ended December 31, 2019 and 2018, non-cash stock-based compensation expenses were $236,190 and $254,111, respectively. For the six months ended December 31, 2019 and 2018, non-cash stock-based compensation expenses were $568,203 and $469,484, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$4,557,738	$9,700,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,910,803	3,152,093
Stock-based compensation	568,203	469,484
Settlements of asset retirement obligations	(26,773)	—
Deferred income tax expense (benefit)	40,252	506,297
Other	32,149	9,648
Changes in operating assets and liabilities:
Receivables	(840,298)	507,689
Prepaid expenses	(60,118)	(70,048)
Accrued liabilities and other	875,929	(144,638)
Income taxes payable	116,173	13,364
Net cash provided by operating activities	8,174,058	14,144,255
Cash flows from investing activities
Acquisition of oil and natural gas properties	(9,337,716)	—
Capital expenditures for oil and natural gas properties	(1,080,874)	(5,048,987)
Capital expenditures for other property and equipment	—	(2,066)
Net cash used in investing activities	(10,418,590)	(5,051,053)
Cash flows from financing activities
Cash dividends to common stockholders	(6,621,194)	(6,634,896)
Common share repurchases, including shares surrendered for tax withholding	(1,750,839)	(138,638)
Net cash used in financing activities	(8,372,033)	(6,773,534)
Net change in cash, cash equivalents and restricted cash	(10,616,565)	2,319,668
Cash, cash equivalents and restricted cash, beginning of period	31,552,533	27,681,133
Cash and cash equivalents, end of period	$20,935,968	$30,000,801

Supplemental disclosures of cash flow information:	Six Months Ended December 31,
	2019	2018
Income taxes paid	$1,100,000	$1,862,919
Non-cash transactions:
Change in accounts payable used to acquire oil and natural gas properties	39,361	(1,094,249)
Oil and natural gas property costs incurred through recognition of asset retirement obligations and revision of previous estimates	871,076	31,268

 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
For the Three Months Ended December 31, 2019:
Balance at September 30, 2019	33,003,134	$33,003	$41,458,682	$37,090,174	$—	$78,581,859
Issuance of restricted common stock	212,750	213	(213)	—	—	—
Forfeitures of restricted stock	(40,870)	(41)	41	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(388,415)	(388,415)
Retirements of treasury stock	(68,026)	(68)	(388,347)	—	388,415	—
Stock-based compensation	—	—	236,190	—	—	236,190
Net income	—	—	—	1,764,918	—	1,764,918
Common stock cash dividends, $0.10 per share	—	—	—	(3,314,786)	—	(3,314,786)
Balance at December 31, 2019	33,106,988	$33,107	$41,306,353	$35,540,306	$—	$76,879,766

For the Six Months Ended December 31, 2019:
Balance at June 30, 2019	33,183,730	$33,183	$42,488,913	$37,603,762	$—	$80,125,858
Issuance of restricted common stock	271,778	272	(272)	—	—	—
Forfeitures of restricted stock	(49,118)	(49)	49	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(1,750,839)	(1,750,839)
Retirements of treasury stock	(299,402)	(299)	(1,750,540)	—	1,750,839	—
Stock-based compensation	—	—	568,203	—	—	568,203
Net income	—	—	—	4,557,738	—	4,557,738
Common stock cash dividends, $0.10 per share	—	—	—	(6,621,194)	—	(6,621,194)
Balance at December 31, 2019	33,106,988	$33,107	$41,306,353	$35,540,306	$—	$76,879,766

For the Three Months Ended December 31, 2018:
Balance at September 30, 2018	33,157,852	$33,157	$41,882,949	$37,978,770	$—	$79,894,876
Issuance of restricted common stock	35,215	36	(36)	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(48,646)	(48,646)
Retirements of treasury stock	(6,402)	(7)	(48,639)	—	48,646	—
Stock-based compensation	—	—	254,111	—	—	254,111
Net income	—	—	—	3,904,565	—	3,904,565
Common stock cash dividends, $0.10 per share	—	—	—	(3,319,111)	—	(3,319,111)
Balance at December 31, 2018	33,186,665	$33,186	$42,088,385	$38,564,224	$—	$80,685,795

For the Six Months Ended December 31, 2018:
Balance at June 30, 2018	33,080,543	$33,080	$41,757,645	$35,498,754	$—	$77,289,479
Issuance of restricted common stock	121,611	122	(122)	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(138,638)	(138,638)
Retirements of treasury stock	(15,489)	(16)	(138,622)	—	138,638	—
Stock-based compensation	—	—	469,484	—	—	469,484
Net income	—	—	—	9,700,366	—	9,700,366
Common stock cash dividends, $0.10 per share	—	—	—	(6,634,896)	—	(6,634,896)
Balance at December 31, 2018	33,186,665	$33,186	$42,088,385	$38,564,224	$—	$80,685,795

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

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

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
Although we presently have no short-term leases, we have made an accounting policy election not to apply the lease recognition requirements to any future short-term leases, which the guidance defines as having a lease term of 12 months or less and not having an option to purchase the underlying asset that we would be reasonably certain to exercise. Such lease payments would be recognized in our statement of operations on a straight-line basis over the lease term as would have been done under the previous guidance.
Variable lease payments, which are neither fixed by the contract nor dependent on an index or rate, are not included in the lease liability or ROU assets. We recognize such payments in our statement of operations in the period in which the obligation for those payments is incurred.
Recently Issued Accounting Pronouncement
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires the use of a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. Early adoption is permitted and entities must adopt the amendment using a modified retrospective approach to the first reporting period in which the guidance is effective. For smaller reporting companies, as provided by Accounting Standards Update 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. The adoption of ASU 2016-13 is currently not expected to have a material effect on our consolidated financial statements.

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes ("Topic 740") - Simplifying the Accounting for Income Taxes. ASU 2019-12 is intended to simplify accounting for income taxes. It removes certain exceptions to the general principles in Topic 740 and amends existing guidance to improve consistent application. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact of ASU 2019-12 on our consolidated financial statements.
Note 3 — Revenue from Contracts with Customers
Our revenue is primarily generated from our interests in the Delhi field in Northeast Louisiana and, commencing November 1, 2019 our interests in the Hamilton Dome field in Wyoming. Additionally, an overriding royalty interest retained in a past divestiture of Texas property provided de minimis revenue:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Revenues
Crude oil	$8,974,237	$10,515,875	$17,819,741	$21,913,327
Natural gas liquids	406,634	532,243	712,578	1,441,870
Natural gas	744	—	1,511	—
Total revenues	$9,381,615	$11,048,118	$18,533,830	$23,355,197
We are non-operator and presently do not take production in kind and do not negotiate contracts with customers. We recognize oil, gas, and NGL production revenue at the point in time when custody and title (“control”) of the product transfers to the customer. Transfer of control drives the presentation of post-production expenses such as transportation, gathering and processing deductions within the accompanying statements of operations. Fees and other deductions incurred prior to control transfer are recorded within the production costs line item on the accompanying unaudited condensed statements of operations, while fees and other deductions incurred subsequent to control transfer are embedded in the price and effectively recorded as a reduction of oil, gas, and NGL production revenue.
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
Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received one to two months after production has occurred, which is typical in the industry. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for sale of the product. Estimated revenue due to the Company is recorded within the receivables line item on the accompanying unaudited condensed consolidated balance sheets (“accompanying balance sheets”) until payment is received. The accounts receivable balances from contracts with customers within the accompanying balance sheets as of December 31, 2019 and June 30, 2019 were $4.0 million and $3.2 million, respectively. To estimate accounts receivable from operator contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser. Revenue recognized during the six months ended December 31, 2019, that related to performance obligations satisfied in prior reporting periods, was immaterial.

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
Note 5 — Prepaid Expenses

	December 31, 2019	June 30, 2019
Prepaid insurance	$90,504	$206,198
Prepaid subscription and licenses	48,895	55,435
Prepaid federal and state income taxes	351,679	121,679
Prepaid investor relations and other	27,318	74,966
Total prepaid expenses	$518,396	$458,278

Note 6 — Property and Equipment

	December 31, 2019	June 30, 2019
Oil and natural gas properties
Property costs subject to amortization	$106,951,180	$95,622,153
Less: Accumulated depreciation, depletion, and amortization	(38,136,611)	(35,275,687)
Unproved properties not subject to amortization	—	—
Oil and natural gas properties, net	$68,814,569	$60,346,466
Other property and equipment
Furniture, fixtures, office equipment and other, at cost	$154,731	$154,731
Less: Accumulated depreciation	(132,817)	(128,313)
Other property and equipment, net	$21,914	$26,418

During the six months ended December 31, 2019 and 2018, the Company incurred capital expenditures of $1.1 million and $4.0 million, respectively, in the Delhi field.

Hamilton Dome Acquisition
On November 1, 2019, and effective as of October 1, 2019, our wholly-owned subsidiary, Evolution Petroleum West, Inc., a Delaware corporation, purchased a 23.51% non-operating working interest and a 19.70% revenue interest in the Hamilton Dome unitized field located in Hot Springs County, Wyoming, from entities owned or controlled by Merit Energy Company ("Merit") of Dallas, Texas. At closing on November 1, 2019, we paid a cash purchase price of $9.5 million which was subject to customary purchase price adjustments, which were settled in December 2019 upon our receipt of a $0.2 million cash payment made by Merit. Given the effective date of the transaction, the purchase price adjustment consisted of our interest's share of sales proceeds from October sales net of our share of operating expenses. Commencing November 1, 2019, we began recording

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

our share of Hamilton Dome revenues, related expenses and capital costs. In connection with this acquisition, the Company recorded a $0.9 million non-cash addition of asset retirement obligations of wells and related assets.
The unit included 265 producing and water injection wells and associated facilities producing crude oil from proved developed reserves. There were no proved undeveloped reserves, probable nor possible reserves. We accounted for this acquisition transaction as an asset purchase.

Note 7 — Leases
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

The components of our total lease expense, included in general and administrative expense, are as follows:

	Three Months Ended December 31, 2019	Six Months Ended December 31, 2019
Operating lease cost	13,015	$26,030
Variable lease expense (1)	5,594	6,584
Total lease expense	18,609	$32,614
(1) Variable lease payments that are not dependent on an index or rate are not included in the lease liability or ROU asset.

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Supplemental cash flow, balance sheet and other disclosures information related to our operating leases are as follows:

As of and For the Six Months Ended December 31, 2019
Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities	$4,903
ROU asset added in exchange for lease obligation at adoption	161,125

Balance Sheet:
Operating lease ROU asset (included in other assets)	139,379
Accrued liabilities - current	51,974
Operating lease liability - long-term	112,870

Other:
Weighted average remaining lease term in years	2.91
Weighted average discount rate	5.15%
At December 31, 2019, maturities of our operating lease liability are as follows:

Fiscal Year	Operating Lease Liability
Remainder of 2020	$29,419
2021	59,945
2022	61,843
2023	26,098
Total lease payments	177,305
Less imputed interest	(12,461)
Total lease liability	$164,844

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 8 — Other Assets

As of December 31, 2019 and June 30, 2019, other assets consisted of the following:

	December 31, 2019	June 30, 2019
Royalty rights	$108,512	$108,512
Less: Accumulated amortization of royalty rights	(54,256)	(47,474)
Investment in Well Lift Inc., at cost	108,750	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(149,505)	(141,927)
Right of use asset under operating lease	161,125	—
Less: Accumulated amortization of right of use asset	(21,746)	—
Software license	20,662	20,662
Less: Accumulated amortization of software license	(10,906)	(7,462)
Other assets, net	$331,608	$210,033
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
Note 9 — Accrued Liabilities and Other

As of December 31, 2019 and June 30, 2019, our other current liabilities consisted of the following:

	December 31, 2019	June 30, 2019
Accrued incentive and other compensation	$370,456	$369,719
Asset retirement obligations due within one year	—	50,244
Operating lease liability, current	51,974	—
Accrued franchise taxes	62,178	5,738
Accrued ad valorem taxes	52,515	100,500
Other accrued liabilities	11,553	11,554
Accrued liabilities and other	$548,676	$537,755

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 10 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we expect to incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the six months ended December 31, 2019 and for the year ended June 30, 2019:

	December 31, 2019		June 30, 2019
Asset retirement obligations — beginning of period	$1,610,845		$1,422,955
Liabilities incurred	903,580	(a)	31,268
Liabilities settled	(50,610)		—
Liabilities sold	—		—
Accretion of discount	62,430		101,506
Revision of previous estimates	(32,504)		55,116
Asset retirement obligations — end of period	$2,493,741		$1,610,845
Less current portion in accrued liabilities	—		(50,244)
Long-term portion of asset retirement obligations	$2,493,741		$1,560,601

(a) Liabilities incurred in fiscal 2020 were due to our acquisition of our Hamilton Dome interest.
Note 11 — Stockholders’ Equity

 Common Stock

As of December 31, 2019, we had 33,106,988 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. We paid dividends of $6,621,194 and $6,634,896 to our common stockholders during the six months ended December 31, 2019 and 2018, respectively. The following table reflects the dividends paid within the respective three month periods:

Common Stock Cash Dividends per Share	2019	2018
First quarter ended September 30,	$0.10	$0.10
Second quarter ended December 31,	$0.10	$0.10

In May 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company's common stock. Since inception of the program through December 31, 2019, the Company spent $3.3 million to repurchase 556,339 common shares at an average price of $5.95 per share, including 290,147 shares at an average cost of $5.85 during the six months ended December 31, 2019. Under the program's terms, shares are repurchased only on the open market and in accordance with the requirements of the Securities and Exchange Commission. Such shares are initially recorded as treasury stock, then subsequently canceled. The timing and amount of repurchases depends upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and it may be suspended or discontinued at any time.

During the six months ended December 31, 2019 and 2018, the Company also acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll tax withholding obligations. The treasury shares were subsequently canceled. Such shares were valued at fair market value on the date of vesting. The following table shows all treasury stock purchases in the respective periods:

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

	Six Months Ended December 31,
	2019	2018
Number of treasury shares acquired (1)	299,402	15,489
Average cost per share	$5.85	$8.95
Total cost of treasury shares acquired	$1,750,839	$138,638
(1) The fiscal 2020 number of shares is net of 49,118 shares forfeited in the period.

 Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2019, all common stock dividends were treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2020, we expect all common dividends for such period to be treated as qualified dividend income. Such projections are based on our reasonable expectations as of December 31, 2019 and are subject to change based on our final tax calculations at the end of the fiscal year.
Note 12 — Stock-Based Incentive Plan

At the December 8, 2016 annual meeting, the stockholders approved the adoption of the Evolution Petroleum Corporation 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "2004 Plan") for which there were no shares available for future grants. The 2016 Plan authorizes the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of December 31, 2019, 390,489 shares remained available for grant under the 2016 Plan.

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

In July 2019, the new chief executive officer upon his employment, received 48,872 shares of serviced-based restricted common stock which vest in three equal amounts on June 30, 2020, 2021 and 2022, and was also awarded a total of 200,000 market-based restricted stock units consisting of four equal tranches, each of which may vest only if its respective stock price requirement is met before the award term expires. Each tranche has a separate stated price requirement and respective vesting will occur only if, before July 1, 2023, the ninety-day trailing average Company stock share price equals or exceeds its tranche price requirement.

Later during the six months ended December 31, 2019, we granted 52,119 service-based and 104,236 market-based Restricted Stock awards to our employees as well as 56,395 service-based awards to the Company's directors.

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

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee or director of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on the grant date fair value when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the term of the award. As of December 31, 2019, there were no performance-based awards outstanding.

Many of our past market-based awards could vest if their respective two- or three-year trailing total returns on the Company’s common stock exceed the corresponding total returns of various quartiles of indices consisting of peer companies. Additionally, more recent market-based awards vest when the average of the Company's closing stock price over a defined measurement period meets or exceeds a required stock price. The fair values and expected vesting periods of these awards are determined using a Monte Carlo simulation based on the historical volatility of the Company's total return compared to the historical volatilities of the other companies in the index. Compensation expense for market-based awards is recognized over the expected vesting period using the straight-line method, so long as the holder remains an employee or director of the Company. Total compensation expense is based on the fair value of the awards at the date of grant and is independent of vesting or expiration of the awards, except for termination of service.
For market-based awards granted during the six months ended December 31, 2019 and 2018, the assumptions used in the Monte Carlo simulation valuations, expected lives and fair values were as follows:

	Six Months Ended December 31,
	2019	2018
Weighted average fair value of market-based awards granted	$3.79	$8.24
Risk-free interest rate	1.65% to 1.87%	2.69%
Expected vesting term in years	1.35 to 2.56	2.82
Expected volatility	38.6% to 43.7%	41.8%
Dividend yield	6% to 7.2%	4.0%
Unvested Restricted Stock awards at December 31, 2019 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	171,609	$5.95
Market-based awards	129,710	5.10
Unvested Restricted Stock at December 31, 2019	301,319	$5.59

The following table sets forth the Restricted Stock transactions for the six months ended December 31, 2019:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at December 31, 2019	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2019	176,683	$8.09
Service-based shares granted	157,386	5.73
Market-based shares granted	104,236	4.34
Vested	(87,868)	7.29
Forfeited	(49,118)	9.35
Unvested Restricted Stock at December 31, 2019	301,319	$5.59	$1,442,559	2.08

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Unvested Contingent Restricted Stock awards table below consists solely of market-based awards:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at December 31, 2019	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2019	10,156	$3.42
Market-based awards granted	200,000	3.50
Vested	(10,156)	3.42
Unvested contingent shares at December 31, 2019	200,000	$3.50	$433,878	0.87
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended December 31, 2019 and 2018 was $236,190 and $254,111, respectively. For the corresponding six periods, stock-based compensation expense was $568,203 and $469,484, respectively.
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
For the six months ended December 31, 2019 and 2018, respectively, we recognized income tax expenses of $1.0 million and $2.2 million. For the corresponding periods, effective tax rates were 18.4% and 18.3%. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation and other permanent differences. For both periods, our respective statutory federal tax rate was 21%.
Note 14 — Net Income Per Share

The following table sets forth the computation of basic and diluted income per share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018
Numerator
Net income available to common shareholders	$1,764,918	$3,904,565	$4,557,738	$9,700,366
Denominator
Weighted average number of common shares — Basic	32,988,737	33,167,159	33,057,691	33,134,726
Effect of dilutive securities:
Contingent restricted stock grants	—	9,344	3,864	13,049
Weighted average number of common shares and potentially dilutive common shares used in diluted earnings per share	32,988,737	33,176,503	33,061,555	33,147,775

Net income per common share — Basic	$0.05	$0.12	$0.14	$0.29
Net income per common share — Diluted	$0.05	$0.12	$0.14	$0.29

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At December 31, 2019
Contingent Restricted Stock grants	$—	200,000

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At December 31, 2018
Contingent Restricted Stock grants	$—	10,156
Note 15 — Senior Secured Credit Agreement

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
As of December 31, 2019, the Company's elected commitment and borrowing base were $40 million, we were in compliance with all financial covenants and there were no amounts outstanding under the Facility, which is secured by substantially all of the Delhi field assets.
Under the Facility the borrowing base shall be determined semiannually during the term of the Facility. The bank's recent redetermination of the borrowing base confirmed our elected amount of $40 million.
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
In connection with this agreement, the Company incurred $168,972 of debt issuance costs. Such costs were capitalized in Other Assets and are being amortized to expense. The unamortized balance in debt issuance costs related to the Facility was $19,467 as of December 31, 2019.
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
Results of Operations
Liquidity and Capital Resources
Critical Accounting Policies and Estimates
Executive Overview
 General
Evolution Petroleum Corporation is an oil and gas company focused on delivering a sustainable dividend yield to its stockholders through the ownership, management and development of oil and gas properties. In support of that objective, the Company's long-term goal is to build a diversified portfolio of oil and gas assets primarily through acquisitions, while seeking opportunities to maintain and increase production through selective development, production enhancement and other exploitation efforts on its properties.
Our producing assets consist of our interests in the Delhi Holt-Bryant Unit in the Delhi field in Northeast Louisiana, a CO2 enhanced oil recovery project, and our interests in the Hamilton Dome field located in Hot Springs County, Wyoming, a secondary recovery field utilizing water injection wells to pressurize the reservoir, and overriding royalty interests in two onshore Texas wells.
Our interests in the Delhi field consist of a 23.9% working interest, with an associated 19.0% revenue interest and separate overriding royalty and mineral interests of 7.2% yielding a total net revenue interest of 26.2%. The field is operated by Denbury Onshore LLC, a subsidiary of Denbury Resources, Inc. (NYSE: DNR).
On November 1, 2019, we acquired mineral interests in the Hamilton Dome field consisting of a 23.5% working interest, with an associated 19.7% revenue interest (inclusive of a small overriding royalty interest). The field is operated by the non-public Merit Energy Company ("Merit"), who owns the vast majority of the remaining working interest in Hamilton Dome field.

Highlights for our Second Quarter of Fiscal 2020 and Operations Update

"Current quarter" refers to the three months ended December 31, 2019, the Company's second quarter of fiscal 2020.

"Prior quarter" refers to the three months ended September 30, 2019, the Company's first quarter of fiscal 2020.

"Year-ago quarter" refers to the three months ended December 31, 2018, the Company's second quarter of fiscal 2019.

•	Acquired oil producing assets in Hamilton Dome Field in Wyoming for $9.3 million of cash, net of a $0.2 million post-closing adjustment.

•	Paid 25th consecutive quarterly cash dividend on common shares and declared the next dividend payment of $0.10 per share, payable on March 31, 2020.

•	Generated total revenues of $9.4 million for the quarter, up 2.5% from the prior quarter.

•	Reported net income of $1.8 million.

•	Ended the quarter with $20.9 million in cash and a $40 million undrawn credit facility.
Overview

On November 1, 2019, we successfully closed, and subsequently integrated the acquisition of the Hamilton Dome field. Hamilton Dome field is a very long-life producing asset that has been on production for more than 100 years. Merit has operated the field for more than 20 years and is an experienced low-cost operator for these type of assets. The current quarter includes two months of production from Hamilton Dome field. The transaction is a first step in the Company's efforts to diversify and grow its asset base through the purchase of primarily long-life, developed oil and gas properties, which will be supportive of the Company's objective of providing a s ustainable dividend. The management of the Company believes that the current weakness in oil and gas prices presents opportunities to acquire long-life production with upside potential at an attractive price per BOE and that the Company's substantial liquidity positions it well to take advantage of such opportunities as they arise.
Similar to other oil and gas producers, our overall performance during the quarter was impacted by lower price realizations. During the quarter, we were further impacted by the short-term repair to the oil sales pipeline at Delhi, which more than offset the increased volumes.
Gross oil production at Delhi averaged approximately 5,900 BOPD during the quarter, a 4.5% decrease from the prior quarter. Gross NGL production for the quarter was approximately 1,130 BOEPD, a 2.8% increase from the prior quarter. Oil production in the Delhi Field was impacted by the shutting-in of high gas/oil ratio wells for evaluation for their potential to produce from other zones that have a lower gas/oil ratio. Facility improvement capital projects to increase the gas processing and re-injection capacity are also being evaluated to allow continued production from high gas/oil ratio wells that are not candidates for recompletion.

The Company recorded quarterly net income of $1.8 million, or $0.05 per diluted share, compared to $2.8 million, or $0.08 per diluted share, in the prior quarter. The change in net income is primarily due to lower average realized oil prices at Delhi, exacerbated by approximately $0.4 million for temporary trucking and handling charges due to a planned repair to a section of the oil sales pipeline. These more than offset the Louisiana Light Sweet ("LLS") premium to West Texas Intermediate ("WTI"), and results in a deduction to WTI in the current quarter. The pipeline repair was completed in late January, and all Delhi oil sales are back on pipeline as of February 1, 2020.

These items, and others, are further discussed below.

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.1 of our Form 10-K for the year ended June 30, 2019.

Results of Operations
Three Months Ended December 31, 2019 and 2018
Revenues
Compared to the corresponding year-ago period, current period revenues decreased 15.1% due to 18.7% lower realized commodity prices offset by a 4.5% increase in production volumes, primarily due to the impact of Hamilton Dome revenues for sixty-one days. The lower average realized oil price in the quarter was exacerbated by revenue reductions at Delhi of approximately $0.4 million for temporary trucking and handling charges due to a planned repair to a section of the oil sales pipeline. This more than offsets Delhi field's expected Louisiana Light Sweet "LLS" premium to West Texas Intermediate ("WTI"), resulting in a realized price below WTI in the current quarter. This pipeline repair project commenced in November and was completed in late January, and all Delhi oil sales are back on pipeline as of February 1, 2020.
From the recently acquired Hamilton Dome field, the current quarter revenues benefited from approximately $1.1 million of oil revenue sales that commenced November 1, 2019, representing Evolution's share of sixty-one days of oil production. The Hamilton Dome oil production trades at a discount to WTI based on its specific gravity and sulfur content.
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the three months ended December 31, 2019 and 2018:

	Three Months Ended December 31,
	2019	2018	Variance	Variance %
Oil and gas production
Crude oil revenues	$8,974,237	$10,515,875	$(1,541,638)	(14.7)%
NGL revenues	406,634	532,243	(125,609)	(23.6)%
Natural gas revenues	744	—	744	n.m.
Total revenues	$9,381,615	$11,048,118	$(1,666,503)	(15.1)%

Crude oil volumes (Bbl)	168,117	163,361	4,756	2.9%
NGL volumes (Bbl)	27,260	23,701	3,559	15.0%
Natural gas volumes (Mcf)	356	—	356	n.m.
Equivalent volumes (BOE)	195,437	187,062	8,375	4.5%

Crude oil (BOPD, net)	1,827	1,776	51	2.9%
NGLs (BOEPD, net)	296	258	38	14.7%
Natural gas (BOEPD, net)	1	—	1	n.m.
Equivalent volumes (BOEPD, net)	2,124	2,034	90	4.4%

Crude oil price per Bbl	$53.38	$64.37	$(10.99)	(17.1)%
NGL price per Bbl	14.92	22.46	(7.54)	(33.6)%
Natural gas price per Mcf	2.09	—	2.09	n.m.
Equivalent price per BOE	$48.00	$59.06	$(11.06)	(18.7)%
n. m. Not meaningful.

The quarterly results above include those of our interests in the Hamilton Dome field beginning on November 1, 2019 acquisition date.
Production Costs
Due to the significance of CO2 costs incurred at the Delhi field, the Company reports production costs in two categories:

1.	CO2 Cost (at Delhi); and

2.	Other Production Costs, which now includes both Delhi field and Hamilton Dome field.

In the current quarter, Delhi CO2 Cost decreased 6.3%; Delhi Other Production Costs decreased 2.3%; and total Delhi production costs decreased 4.1% to the year-ago quarter.  Although purchased CO2 volumes increased 9.6% to 83.6 MMcf per day, this was more than offset by lower CO2 Cost per mcf of $0.77, down 14.4% from the year-ago quarter, primarily due to lower crude oil prices, as purchased CO2 volumes are indexed to realized oil prices received in the field.
All our Other Production Costs increased by $0.9 million primarily due to two months of production costs attributable to the Hamilton Dome field acquired in the current quarter. Delhi Other Production Costs were down slightly as mentioned above.
On a total cost per BOE basis, Delhi field costs increased 6.4% to $19.64 per BOE in current quarter, largely due to a 9.9% decline in total Delhi volumes in the current period, partly offset by a 4.1% decrease in total Delhi production costs.
Hamilton Dome field costs per BOE was $34.37 for the two months included in the current quarter, slightly higher than projected, and higher than the trailing ten-months of field performance, or approximately $30 - $32 per BOE. In December, the field required several atypical workovers to address well repairs. These workovers also had a slight impact on production volumes at Hamilton Dome in the current quarter.

	Three Months Ended December 31,
	2019	2018	Variance	Variance %
CO2 costs (a)	$1,410,213	$1,504,930	$(94,717)	(6.3)%
Other production costs	2,824,392	1,947,238	877,154	45.0%
Total production costs	$4,234,605	$3,452,168	$782,437	22.7%

CO2 costs per BOE	$7.22	$8.05	$(0.83)	(10.3)%
All other production costs per BOE	14.45	10.40	4.05	38.9%
Production costs per BOE	$21.67	$18.45	$3.22	17.5%
(a) Under our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

	Three Months Ended December 31,
	2019	2018	Variance	Variance %
CO2 costs per mcf	$0.77	$0.90	$(0.13)	(14.4)%
CO2 volumes (MMcf per day, gross)	83.6	76.3	7.3	9.6%
Depletion, Depreciation and Amortization ("DD&A")
Total DD&A expense was 8.9% lower compared to the same year-ago period due to a 13.6% decline in oil and gas DD&A rate partially offset by a 4.5% increase in production volumes in the period. The integration of the Hamilton Dome asset led to a lower overall DD&A per BOE rate. The DD&A rate going into next quarter is approximately $6.80 per BOE.

	Three Months Ended December 31,
	2019	2018	Variance	Variance %
DD&A of proved oil and gas properties	$1,419,333	$1,571,321	$(151,988)	(9.7)%
Depreciation of other property and equipment	2,182	4,143	(1,961)	(47.3)%
Amortization of intangibles	3,391	3,391	—	—%
Accretion of asset retirement obligations	36,143	24,778	11,365	45.9%
Total DD&A	$1,461,049	$1,603,633	$(142,584)	(8.9)%

Oil and gas DD&A rate per BOE	$7.26	$8.40	$(1.14)	(13.6)%
General and Administrative Expenses
Expenses for the three months ended December 31, 2019 increased 14% to $1.4 million from the same year-ago quarter, primarily due to $0.2 million of higher salaries and benefits associated with employment of Chief Executive Officer, severance costs and normal variations in professional services expenses.

Other Income and Expenses
Interest income was lower due to lower average cash balance in the current quarter compared to the year-ago quarter, offset by slightly higher average interest rates.

	Three Months Ended December 31,
	2019	2018	Variance	Variance %
Interest and other income	$52,941	$59,858	$(6,917)	(11.6)%
Interest expense	(29,345)	(29,345)	—	—%
Total other income, net	$23,596	$30,513	$(6,917)	(22.7)%

Net Income
Net income available to common stockholders for the three months ended December 31, 2019 decreased $2.1 million, or 55%, to $1.8 million compared to the year-ago quarter. Pre-tax income decreased due to the aforementioned operating variances. Our income tax provision decreased due to lower pre-tax income, partially offset by a higher effective income tax rate resulting from a lower permanent benefit related to statutory depletion.

	Three Months Ended December 31,
	2019	2018	Variance	Variance %
Income before income taxes	2,273,360	4,764,260	(2,490,900)	(52.3)%
Income tax provision	508,442	859,695	(351,253)	(40.9)%
Net income available to common stockholders	$1,764,918	3,904,565	$(2,139,647)	(54.8)%
Income tax provision as percentage of income before income taxes	22.4%	18.0%

Results of Operations
Six Months Ended December 31, 2019 and 2018
Revenues
Compared to the corresponding year-ago period, current period revenues decreased 21% due to lower realized commodity prices as volumes were essentially unchanged, inclusive of the Hamilton Dome revenues for sixty-one days. The lower average realized oil price in the period was exacerbated by revenue reductions at Delhi of approximately $0.4 million for temporary trucking and handling charges resulting from a planned repair to a section of the oil sales pipeline. This considerably reduced Delhi's Louisiana Light Sweet "LLS" premium to West Texas Intermediate ("WTI"), and results in a small premium to WTI in the six months ended December 31, 2019. This pipeline repair project commenced in November and was completed in late January, and all Delhi oil sales are back on pipeline as of February 1, 2020.
From the recently acquired Hamilton Dome field, the current period revenues benefited from approximately $1.1 million of oil revenue sales that commenced November 1, 2019. The Hamilton Dome oil production trades at a discount to WTI based on its specific gravity and sulfur content.
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the six months ended December 31, 2019 and 2018:

	Six Months Ended December 31,
	2019	2018	Variance	Variance %
Oil and gas production
Crude oil revenues	$17,819,741	$21,913,327	$(4,093,586)	(18.7)%
NGL revenues	712,578	1,441,870	(729,292)	(50.6)%
Natural gas revenues	1,511	—	1,511	n.m.
Total revenues	$18,533,830	$23,355,197	$(4,821,367)	(20.6)%

Crude oil volumes (Bbl)	317,224	322,267	(5,043)	(1.6)%
NGL volumes (Bbl)	53,776	48,102	5,674	11.8%
Natural gas volumes (Mcf)	712	—	712	n.m.
Equivalent volumes (BOE)	371,119	370,369	750	0.2%

Crude oil (BOPD, net)	1,724	1,751	(27)	(1.5)%
NGLs (BOEPD, net)	292	261	31	11.9%
Natural gas (BOEPD, net)	1	—	1	n.m.
Equivalent volumes (BOEPD, net)	2,017	2,012	5	0.2%

Crude oil price per Bbl	$56.17	$68.00	$(11.83)	(17.4)%
NGL price per Bbl	13.25	29.98	(16.73)	(55.8)%
Natural gas price per Mcf	2.12	—	2.12	n.m.
Equivalent price per BOE	$49.94	$63.06	$(13.12)	(20.8)%
n. m. Not meaningful.
Production Costs
Due to the significance of CO2 costs incurred at the Delhi field, the Company reports production costs in two categories:

1.	CO2 Cost (at Delhi); and

2.	Other Production Costs, which now includes both Delhi field and Hamilton Dome field.
In the current six-month period, Delhi CO2 Cost decreased 9.8%; Delhi Other Production Costs decreased $0.2 million, or 5.5%; and total Delhi production costs decreased 7.4% compared to the year-ago period.  Although purchased CO2 volumes increased 5.1% to 76.6 MMcf per day, this was more than offset by lower CO2 Cost per mcf of $0.80, down 14.0% from the year-ago period, primarily due to lower crude oil prices, as purchased CO2 volumes are indexed to realized oil prices received in the field.
All of our Other Production Costs increased by $0.7 million primarily due to two months of production costs attributable to the Hamilton Dome field acquired on November 1, 2019, partially offset by $0.2 million of lower Delhi Other Production Costs as mentioned above.
On a total cost per BOE basis, Delhi field costs increased 5.8% to $19.74 per BOE in current period, largely due to a 7.0% decline in total Delhi volumes in the current period, partly offset by a 7.4% decrease in total Delhi production costs.
Hamilton Dome field costs per BOE was $34.37 for its two months included in the current period, slightly higher than projected, and higher than the trailing ten-months of field performance, or approximately $30 - $32 per BOE. In December, the field required several atypical workovers to address well repairs. These workovers also had a slight impact on production volumes at Hamilton Dome in the current quarter.

	Six Months Ended December 31,
	2019	2018	Variance	Variance %
CO2 costs (a)	$2,694,980	$2,988,782	$(293,802)	(9.8)%
Other production costs	4,629,714	3,921,816	707,898	18.1%
Total production costs	$7,324,694	$6,910,598	$414,096	6.0%

CO2 costs per BOE	$7.26	$8.07	$(0.81)	(10.0)%
All other production costs per BOE	12.48	10.59	1.89	17.8%
Production costs per BOE	$19.74	$18.66	$1.08	5.8%
(a) Under our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

	Six Months Ended December 31,
	2019	2018	Variance	Variance %
CO2 costs per mcf	$0.80	$0.93	$(0.13)	(14.0)%
CO2 volumes (MMcf per day, gross)	76.6	72.9	3.7	5.1%
Depletion, Depreciation and Amortization ("DD&A")
Total DD&A expense was 7.7% lower compared to the same year-ago period due to an 8.1% decrease in the oil and gas DD&A amortization as the volume change between the two periods was very slight. The integration of the Hamilton Dome asset contributed to an overall lower composite DD&A rate.

	Six Months Ended December 31,
	2019	2018	Variance	Variance %
DD&A of proved oil and gas properties	$2,837,087	$3,088,063	$(250,976)	(8.1)%
Depreciation of other property and equipment	4,504	8,286	(3,782)	(45.6)%
Amortization of intangibles	6,782	6,782	—	—%
Accretion of asset retirement obligations	62,430	48,962	13,468	27.5%
Total DD&A	$2,910,803	$3,152,093	$(241,290)	(7.7)%

Oil and gas DD&A rate per BOE	$7.64	$8.34	$(0.70)	(8.4)%
General and Administrative Expenses
Expenses for the six months ended December 31, 2019 increased $0.2 million, or 8.2%, to $2.8 million from the same year-ago period due to $0.2 million of higher salaries and benefits associated with employment of Chief Executive Officer, severance costs and normal variations in professional services expenses.

Other Income and Expenses
Other income and expense (net) decreased due primarily to the Enduro breakup fee received during August 2018. Interest income is higher due to higher average interest rates in the current period, offset by slightly lower average cash balance in the current quarter when compared to the year-ago quarter.

	Six Months Ended December 31,
	2019	2018	Variance	Variance %
Enduro transaction breakup fee	—	1,100,000	(1,100,000)	(100.0)%
Interest and other income	119,070	106,429	12,641	11.9%
Interest expense	(58,690)	(58,690)	—	—%
Total other income, net	$60,380	$1,147,739	$(1,087,359)	(94.7)%
Net Income
Net income available to common stockholders for the six months ended December 31, 2019 decreased $5.1 million, or 53%, to $4.6 million compared to the same year-ago period. Pre-tax income decreased due to the aforementioned operating variances. Our income tax provision decreased primarily due to lower pre-tax income as our effective income tax rate was relatively unchanged from the year-ago period.

	Six Months Ended December 31,
	2019	2018	Variance	Variance %
Income before income taxes	5,584,163	11,876,413	(6,292,250)	(53.0)%
Income tax provision	1,026,425	2,176,047	(1,149,622)	(52.8)%
Net income available to common stockholders	$4,557,738	$9,700,366	$(5,142,628)	(53.0)%
Income tax provision as percentage of income before income taxes	18.4%	18.3%

Liquidity and Capital Resources
Subsequent to the $9.3 million purchase of Hamilton Dome (net of a $0.2 million post-closing adjustment), we had $20.9 million in cash and cash equivalents at December 31, 2019, compared to $31.5 million of cash and cash equivalents at June 30, 2019.

On November 1, 2019, and effective as of October 1, 2019, our wholly-owned subsidiary, Evolution Petroleum West, Inc., purchased a 23.51% non-operating working interest and a 19.70% revenue interest in the Hamilton Dome field located in Hot Springs County, Wyoming, from entities owned or controlled by Merit Energy Company ("Merit"). The cash consideration to Merit amounts to $9.3 million after net settlement of post-closing adjustments.
In addition, we have a senior secured reserve-based credit facility (the "Facility") with a maximum capacity of $50 million. The Facility had $40 million of undrawn borrowing base availability on December 31, 2019. Under the Facility the borrowing base shall be determined semiannually. There have been no borrowings under the Facility, which matures on April 11, 2021, and it is secured by substantially by the reserves associated with Delhi field.
The bank's recent redetermination of the borrowing base confirmed our elected amount of $40 million. Our next scheduled determination will occur in the spring of 2020.
Any future borrowings bear interest, at the Company's option, at either LIBOR plus 2.75% or the Prime Rate, as defined under the Facility, plus 1.0%. The Facility contains covenants which require the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a debt service coverage ratio of not less than 1.1 to 1.0 and (iii) a consolidated tangible net worth of not less than $50.0 million, each as defined in the Facility. The Facility also contains other customary affirmative and negative covenants and events of default. As of December 31, 2019, the Company was in compliance with all covenants contained in the Facility.
During the six months ended December 31, 2019, we funded our operations, capital expenditures and cash dividends with cash generated from operations resulting in a decrease of $10.6 million in cash, largely impacted by $9.3 million spent on an acquisition of the Hamilton Dome field and $1.7 million for repurchasing shares under the buyback program. As of

December 31, 2019, our working capital was $21.7 million, a decrease of $10.7 million over working capital of $32.4 million at June 30, 2019.
We have historically funded our operations through cash from operations and working capital. Our primary source of cash is the sale of oil and natural gas liquids production. A portion of these cash flows are used to fund our capital expenditures. While we expect to continue to expend capital to further develop the Delhi field, we and the operator have flexibility as to when this capital is spent. The Company expects to manage future development activities in the Delhi field and the limited capital maintenance requirements of the Hamilton Dome field within the boundaries of its operating cash flow and existing working capital.
We are pursuing new growth opportunities through acquisitions or other transactions. In addition to our cash on hand, we have access to at least $40 million of undrawn elected borrowing base availability under our senior secured credit facility. In addition, we have an effective shelf registration statement with Securities and Exchange Commission under which we may issue up to $500 million of new debt or equity securities. As we pursue new growth opportunities, we would expect to use our internal resources of cash, working capital and borrowing capacity under our credit facility. It may also be advantageous for us to consider issuing additional equity as part of any potential transaction, but we have no specific plans to issue additional equity at this time.
In addition to our on-going cash dividend program, during October 2019, the Company repurchased $0.4 million of common shares under the stock buyback program approved in May 2015. The Board of Directors instituted a cash dividend on our common stock in December 2013 and we have since paid twenty-five consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of our operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase our dividends over time as appropriate. On February 4, 2020, the Board declared the next quarterly common stock dividend of $0.10 per share, which will be paid on March 31, 2020 to stockholders of record on March 16, 2020. The Board reviews the quarterly dividend rate in light of our financial position and operations, forecasted results, including the outlook for commodity prices, the timing of further expansion of our producing assets and other potential growth opportunities.
Capital Expenditures
During the current period, we incurred $11.3 million on capital projects consisting of $9.3 million for the acquisition of Hamilton Dome field, a $0.9 million non-cash asset addition related to Hamilton Dome asset retirement obligations, and incurred $1.1 million at the Delhi field, primarily for the NGL plant and completion of the water curtain project.
The current expectation for net capital spending for the remainder of fiscal 2020 is approximately $0.5 to $0.7 million for conformance and capital workovers at Delhi field, and $0.1 to $0.2 million for capital workovers at Hamilton Dome. We anticipate all funding for our share of capital expenditure at Delhi and Hamilton Dome will be met from cash flows from operations.
Our Delhi proved undeveloped reserves at June 30, 2019 included 1,583 MBOE of reserves and $8.6 million of future development costs associated with Phase V development in the eastern portion of the field. The timing of such development is also dependent, in part, on the field operator's available funds and capital spending plans and priorities within its portfolio of properties. The operator of Delhi has deferred the planned Phase V development project until 2021.
Overview of Cash Flow Activities
The table below compares a summary of our condensed consolidated statements of cash flows for six months ended December 31, 2019 and 2018 presented in the consolidated condensed financial statements in Item 1, Part I of this report on Form 10-Q.

	Six Months Ended December 31,
Increases (Decreases) in Cash:	2019	2018	Difference
	(In Millions)
Net cash provided by operating activities	$8.2	$14.1	$(5.9)
Net cash used in investing activities	(10.4)	(5.1)	(5.3)
Net cash used in financing activities	(8.4)	(6.7)	(1.7)
	$(10.6)	$2.3	$(12.9)
Cash provided by operating activities in the current year period decreased $5.9 million compared to the same year-ago period due to a $5.1 million decrease in cash provided by net income together with $0.6 million decrease in cash provided by non-cash expenses, and a $0.2 million decrease in cash provided from current operating assets and liabilities.

Cash used in investing activities increased $5.3 million due to $9.3 million spent for the Hamilton Dome acquisition partly offset by $3.9 million of lower Delhi field capital expenditure disbursements in the fiscal 2020 following the completion of the infill drilling project in the prior year.
Cash used by financing activities increased $1.7 million due to common stock repurchases in the first quarter of fiscal 2020 through an authorized stock buyback program.
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
Item 3.  Quantitative and Qualitative Disclosures About Market Risks
Information about market risks for the three months ended December 31, 2019, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2019.
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
As required by Securities and Exchange Commission Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2019, we have determined there has been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2019, the Company purchased shares of common stock in the open market under its share repurchase program and also received shares of common stock from employees of the Company to pay their share of payroll taxes arising from vestings of restricted stock and contingent restricted stock. The table below summarizes information about the Company's purchases of its equity securities during the quarter ended December 31, 2019.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2019	67,710	$5.71	Not applicable	$1.7 million
November 2019	—	$—	Not applicable	$1.7 million
December 2019	316	$5.12	Not applicable	$1.7 million
Total	68,026	$5.71	Not applicable	$1.7 million
(1)During the current quarter the Company received 316 shares of common stock from certain of its employees which were surrendered in exchange for their payroll tax liabilities arising from vestings of restricted stock and contingent restricted stock. The acquisition cost per share reflects the weighted-average market price of the Company's shares on the dates vested.
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
Date: February 7, 2020