Form 10-Q
period 2020-03-31
EVOLUTION PETROLEUM CORP
filed 2020-05-07
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
32,956,469 shares outstanding of common stock, par value $0.001, as of May 2, 2020.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	March 31, 2020	June 30, 2019
Assets
Current assets
Cash and cash equivalents	$20,693,234	$31,552,533
Receivables	5,222,213	3,168,116
Prepaid expenses	303,375	458,278
Total current assets	26,218,822	35,178,927
Oil and natural gas properties, net (full-cost method of accounting)	67,668,686	60,346,466
Other property and equipment, net	19,449	26,418
Total property and equipment	67,688,135	60,372,884
Other assets, net	311,695	210,033
Total assets	$94,218,652	$95,761,844
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,263,940	$2,084,140
Accrued liabilities and other	570,239	537,755
State and federal income taxes payable	274,299	130,799
Total current liabilities	3,108,478	2,752,694
Long term liabilities
Deferred income taxes	11,591,629	11,322,691
Asset retirement obligations	2,499,180	1,560,601
Operating lease liability	99,014	—
Total liabilities	17,298,301	15,635,986
Commitments and contingencies
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; 32,956,469 and 33,183,730 shares issued and outstanding, respectively	32,956	33,183
Additional paid-in capital	40,932,577	42,488,913
Retained earnings	35,954,818	37,603,762
Total stockholders’ equity	76,920,351	80,125,858
Total liabilities and stockholders’ equity	$94,218,652	$95,761,844

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenues
Crude oil	$7,461,823	$9,032,032	$25,281,564	$30,945,359
Natural gas liquids	250,476	468,525	963,054	1,910,395
Natural gas	320	471	1,831	471
Total revenues	7,712,619	9,501,028	26,246,449	32,856,225
Operating costs
Production costs	3,895,544	3,793,008	11,220,238	10,703,606
Depreciation, depletion and amortization	1,399,481	1,558,130	4,310,284	4,710,223
General and administrative expenses *	1,465,780	1,196,935	4,240,330	3,760,767
Total operating costs	6,760,805	6,548,073	19,770,852	19,174,596
Income from operations	951,814	2,952,955	6,475,597	13,681,629
Other
Enduro transaction breakup fee	—	—	—	1,100,000
Interest and other income	41,186	65,831	160,256	172,260
Interest expense	(29,067)	(28,789)	(87,757)	(87,479)
Income before income taxes	963,933	2,989,997	6,548,096	14,866,410
Income tax provision (benefit)	(2,746,226)	591,122	(1,719,801)	2,767,169
Net income available to common stockholders	$3,710,159	$2,398,875	$8,267,897	$12,099,241
Earnings per common share
Basic	$0.11	$0.07	$0.25	$0.36
Diluted	$0.11	$0.07	$0.25	$0.36
Weighted average number of common shares
Basic	33,052,162	33,186,665	33,055,861	33,151,786
Diluted	33,052,162	33,196,197	33,058,446	33,163,661

* For the three months ended March 31, 2020 and 2019, non-cash stock-based compensation expenses were $358,591 and $208,665, respectively. For the nine months ended March 31, 2020 and 2019, non-cash stock-based compensation expenses were $926,794 and $678,149, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$8,267,897	$12,099,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	4,310,284	4,710,223
Stock-based compensation	926,794	678,149
Settlements of asset retirement obligations	(76,833)	—
Deferred income tax expense	268,938	633,625
Other	35,966	11,367
Changes in operating assets and liabilities:
Receivables	(2,054,097)	254,900
Prepaid expenses	154,903	(155,364)
Accrued liabilities and other	256,112	123,853
Income taxes payable	143,500	(22,842)
Net cash provided by operating activities	12,233,464	18,333,152
Cash flows from investing activities
Acquisition of oil and natural gas properties	(9,337,716)	—
Capital expenditures for oil and natural gas properties	(1,354,849)	(6,369,363)
Capital expenditures for other property and equipment	—	(2,337)
Net cash used in investing activities	(10,692,565)	(6,371,700)
Cash flows from financing activities
Cash dividends to common stockholders	(9,916,841)	(9,953,562)
Common share repurchases, including shares surrendered for tax withholding	(2,483,357)	(138,638)
Net cash used in financing activities	(12,400,198)	(10,092,200)
Net change in cash, cash equivalents and restricted cash	(10,859,299)	1,869,252
Cash, cash equivalents and restricted cash, beginning of period	31,552,533	27,681,133
Cash and cash equivalents, end of period	$20,693,234	$29,550,385

Supplemental disclosures of cash flow information:	Nine Months Ended March 31,
	2020	2019
Income taxes paid	$1,150,000	$2,362,919
Non-cash transactions:
Change in accounts payable used to acquire oil and natural gas properties	(42,371)	(1,748,122)
Oil and natural gas property costs incurred through recognition of asset retirement obligations and revision of previous estimates	871,076	84,999

 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
For the Three Months Ended March 31, 2020:
Balance at December 31, 2019	33,106,988	$33,107	$41,306,353	$35,540,306	$—	$76,879,766
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(732,518)	(732,518)
Retirements of treasury stock	(150,519)	(151)	(732,367)	—	732,518	—
Stock-based compensation	—	—	358,591	—	—	358,591
Net income	—	—	—	3,710,159	—	3,710,159
Common stock cash dividends, $0.10 per share	—	—	—	(3,295,647)	—	(3,295,647)
Balance at March 31, 2020	32,956,469	$32,956	$40,932,577	$35,954,818	$—	$76,920,351

For the Nine Months Ended March 31, 2020:
Balance at June 30, 2019	33,183,730	$33,183	$42,488,913	$37,603,762	$—	$80,125,858
Issuance of restricted common stock	271,778	272	(272)	—	—	—
Forfeitures of restricted stock	(49,118)	(49)	49	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(2,483,357)	(2,483,357)
Retirements of treasury stock	(449,921)	(450)	(2,482,907)	—	2,483,357	—
Stock-based compensation	—	—	926,794	—	—	926,794
Net income	—	—	—	8,267,897	—	8,267,897
Common stock cash dividends, $0.10 per share	—	—	—	(9,916,841)	—	(9,916,841)
Balance at March 31, 2020	32,956,469	$32,956	$40,932,577	$35,954,818	$—	$76,920,351

For the Three Months Ended March 31, 2019:
Balance at December 31, 2018	33,186,665	$33,186	$42,088,385	$38,564,224	$—	$80,685,795
Stock-based compensation	—	—	208,665	—	—	208,665
Net income	—	—	—	2,398,875	—	2,398,875
Common stock cash dividends, $0.10 per share	—	—	—	(3,318,666)	—	(3,318,666)
Balance at March 31, 2019	33,186,665	$33,186	$42,297,050	$37,644,433	$—	$79,974,669

For the Nine Months Ended March 31, 2019:
Balance at June 30, 2018	33,080,543	$33,080	$41,757,645	$35,498,754	$—	$77,289,479
Issuance of restricted common stock	121,611	122	(122)	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(138,638)	(138,638)
Retirements of treasury stock	(15,489)	(16)	(138,622)	—	138,638	—
Stock-based compensation	—	—	678,149	—	—	678,149
Net income	—	—	—	12,099,241	—	12,099,241
Common stock cash dividends, $0.10 per share	—	—	—	(9,953,562)	—	(9,953,562)
Balance at March 31, 2019	33,186,665	$33,186	$42,297,050	$37,644,433	$—	$79,974,669

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 — Organization and Basis of Preparation

Nature of Operations.  Evolution Petroleum Corporation is an oil and gas company focused on delivering a sustainable dividend yield to its stockholders through the ownership, management, and development of oil and gas properties. The Company's long-term goal is to build a diversified portfolio of oil and gas assets primarily through acquisitions, while seeking opportunities to maintain and increase production through selective development, production enhancements and other exploitation efforts on its properties.

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s 2019 Annual Report on Form 10-K for the fiscal year ended June 30, 2019, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation and Reporting.  Our consolidated financial statements include the accounts of EPM and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. Any such reclassifications have no impact on previously reported net income or stockholders' equity.

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
Note 2 — Summary of Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies in the 2019 Form 10-K and are supplemented by the notes to the unaudited consolidated condensed financial statements included in this report. These unaudited consolidated condensed financial statements should be read in conjunction with the 2019 Form 10-K.
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

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Effective July 1, 2019, the Company adopted the new standard using a modified retrospective approach and elected to use the optional transition methodology whereby reporting periods prior to adoption continue to be presented in accordance with legacy accounting guidance, Accounting Standard Codification 840 - Leases. Upon transition, we recognized a ROU asset (or operating lease right-of-use asset) and an operating lease liability with no retained earnings impact. We applied the following practical expedients as provided in the standards update which provide elections to not reassess:

•
Not to apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise).

•	Whether an expired or existing pre-adoption date contracts contained leases.

•	Lease classification of any expired or existing leases.

•	Initial direct costs for any expired or existing leases.

•	Not to separate lease components from non-lease components in a contract and accounting for the combination as a lease (reflected by asset class).
Adoption of the new standard did not impact our unaudited consolidated condensed statements of operations, cash flows or stockholders’ equity. At adoption we recorded our operating lease as follows:

Asset (Liability)	Balance June 30, 2019	Adjustment at Adoption July 1, 2019
Operating lease right-of-use asset	$—	$161,125
Accrued liabilities and other:
Deferred rent	$(4,338)	$4,338
Operating lease liability	$—	$(26,194)
Operating lease liabilities - long-term	$—	$(139,269)
Recently Issued Accounting Pronouncements
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
Note 3 — Revenue from Contracts with Customers
Our revenue is primarily generated from our interests in the Delhi field in Northeast Louisiana and, our interests in the Hamilton Dome field in Wyoming. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provided de minimis revenue:

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Revenues
Crude oil	$7,461,823	$9,032,032	$25,281,564	$30,945,359
Natural gas liquids	250,476	468,525	963,054	1,910,395
Natural gas	320	471	1,831	471
Total revenues	$7,712,619	$9,501,028	$26,246,449	$32,856,225
We are a non-operator and presently do not take production in kind and do not negotiate contracts with customers. We recognize crude oil, natural gas liquids, and natural gas production revenue at the point in time when custody and title (“control”) of the product transfers to the customer. Transfer of control drives the presentation of post-production expenses such as transportation, gathering and processing deductions within the accompanying statements of operations. Fees and other deductions incurred prior to control transfer are recorded within the production costs line item on the accompanying unaudited consolidated condensed statements of operations, while fees and other deductions incurred subsequent to control transfer are embedded in the price and effectively recorded as a reduction of crude oil, natural gas liquids, and natural gas production revenue.
Judgments made in applying the guidance in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, relate primarily to determining the point in time when control of product transfers to the customer. The Company does not believe that significant judgments are required with respect to the determination of the transaction price, including amounts that represent variable consideration, as volume and price carry a low level of estimation uncertainty given the precision of volumetric measurements and the use of index pricing with predictable differentials. Accordingly, the Company does not consider estimates of variable consideration to be constrained.
The Company’s contractual performance obligations arise upon the production of hydrocarbons from wells in which the Company has an ownership interest. The performance obligations are considered satisfied at a point in time upon control transferring to a customer at a specified delivery point. Consideration is allocated to satisfied performance obligations at the end of an accounting period.
Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received one to two months after production has occurred, which is typical in the industry. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for the sale of the product. Estimated revenue due to the Company is recorded within the receivables line item on the accompanying unaudited consolidated condensed balance sheets until payment is received. The accounts receivable balances from contracts with customers presented on “Note 5 — Receivables” to the accompanying balance sheets as of March 31, 2020 and June 30, 2019 were $2.0 million and $3.2 million, respectively. To estimate accounts receivable from operator contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser. Revenue recognized during the nine months ended March 31, 2020, related to performance obligations satisfied in prior reporting periods, was immaterial.
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

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

incurred third party due diligence expenses, which have been reflected in the Company's consolidated statement of operations for the year ended June 30, 2018.
Note 5 — Receivables

	March 31, 2020	June 30, 2019
Receivables from oil and gas sales	$1,978,942	$3,168,116
Receivables for federal and state income tax refunds	3,243,271	—
Total receivables	$5,222,213	$3,168,116

Note 6 — Prepaid Expenses

	March 31, 2020	June 30, 2019
Prepaid insurance	$32,657	$206,198
Prepaid subscription and licenses	35,552	55,435
Prepaid federal and state income taxes	159,191	121,679
Prepaid investor relations and other	75,975	74,966
Total prepaid expenses	$303,375	$458,278

Note 7 — Property and Equipment

	March 31, 2020	June 30, 2019
Oil and natural gas properties
Property costs subject to amortization	$107,143,423	$95,622,153
Less: Accumulated depreciation, depletion, and amortization	(39,474,737)	(35,275,687)
Unproved properties not subject to amortization	—	—
Oil and natural gas properties, net	$67,668,686	$60,346,466
Other property and equipment
Furniture, fixtures, office equipment and other, at cost	$154,732	$154,731
Less: Accumulated depreciation	(135,283)	(128,313)
Other property and equipment, net	$19,449	$26,418

During the nine months ended March 31, 2020 and 2019, the Company incurred capital expenditures of $1.3 million and $4.7 million, respectively.

Hamilton Dome Acquisition
On November 1, 2019, and effective as of October 1, 2019, our wholly-owned subsidiary, Evolution Petroleum West, Inc., a Delaware corporation, purchased a 23.51% non-operating working interest and a 19.70% revenue interest in the Hamilton Dome unitized field located in Hot Springs County, Wyoming, from entities owned or controlled by Merit Energy Company ("Merit") of Dallas, Texas. At closing on November 1, 2019, we paid a cash purchase price of $9.5 million subject to customary purchase price adjustments, which were settled in December 2019 upon our receipt of a $0.2 million cash payment made by Merit. Given the effective date of the transaction, the purchase price adjustment consisted of our interest's share of sales proceeds from October sales net of our share of operating expenses. Commencing November 1, 2019, we began recording our share of Hamilton Dome revenues, related expenses and capital costs. In connection with this acquisition, the Company recorded a $0.9 million non-cash addition of asset retirement obligations of wells and related assets.
The unit included 265 producing and water injection wells and associated facilities producing crude oil from proved developed reserves. There were no proved undeveloped reserves, probable nor possible reserves. We accounted for this acquisition transaction as an asset purchase.

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 8 — Leases
Operating leases are reflected as an operating lease ROU asset included in “Other assets, net”, and as a ROU liability in “Accrued liabilities and other” and “Operating lease liability” on our unaudited consolidated condensed balance sheet. Operating lease ROU assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease ROU asset would also include any lease payments made to the lessor prior to lease commencement less any lease incentives and initial direct costs incurred, if any. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Certain leases have payment terms that vary based on the usage of the underlying assets. Variable lease payments are not included in ROU assets and lease liabilities. For all operating leases, lease and non-lease components are accounted for as a single lease component.
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

At March 31, 2020, maturities of our operating lease liability are as follows:

Fiscal Year	Operating Lease Liability
Remainder of 2020	$14,709
2021	59,945
2022	61,843
2023	26,098
Total lease payments	162,595
Less imputed interest	(10,456)
Total lease liability	$152,139

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Supplemental cash flow, balance sheet and other disclosures information related to our operating leases are as follows:

As of and For the Nine Months Ended March 31, 2020
Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities	$4,903
ROU asset added in exchange for lease obligation at adoption	161,125

Balance Sheet:
Operating lease ROU asset (included in other assets)	128,368
Accrued liabilities - current	53,125
Operating lease liability - long-term	99,014

Other:
Weighted average remaining lease term in years	2.91
Weighted average discount rate	5.15%
Note 9 — Other Assets

	March 31, 2020	June 30, 2019
Royalty rights	$108,512	$108,512
Less: Accumulated amortization of royalty rights	(57,647)	(47,474)
Investment in Well Lift Inc., at cost	108,750	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(153,295)	(141,927)
Right of use asset under operating lease	161,125	—
Less: Accumulated amortization of right of use asset	(32,757)	—
Software license	20,662	20,662
Less: Accumulated amortization of software license	(12,627)	(7,462)
Other assets, net	$311,695	$210,033
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
Note 10 — Accrued Liabilities and Other

	March 31, 2020	June 30, 2019
Accrued incentive and other compensation	$367,619	$369,719
Asset retirement obligations due within one year	—	50,244
Operating lease liability, current	53,125	—
Accrued franchise taxes	83,940	5,738
Accrued ad valorem taxes	54,000	100,500
Other accrued liabilities	11,555	11,554
Accrued liabilities and other	$570,239	$537,755

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 11 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we expect to incur to plug, abandon and remediate our producing properties at the end of their productive lives in accordance with applicable laws. The following is a reconciliation of the beginning and ending asset retirement obligations for the nine months ended March 31, 2020 and for the year ended June 30, 2019:

	March 31, 2020		June 30, 2019
Asset retirement obligations — beginning of period	$1,610,845		$1,422,955
Liabilities incurred	903,580	(a)	31,268
Liabilities settled	(86,593)	(b)	—
Liabilities sold	—		—
Accretion of discount	103,852		101,506
Revision of previous estimates	(32,504)		55,116
Asset retirement obligations — end of period	$2,499,180		$1,610,845
Less current portion in accrued liabilities	—		(50,244)
Long-term portion of asset retirement obligations	$2,499,180		$1,560,601

(a) Liabilities incurred in fiscal 2020 were due to our acquisition of our Hamilton Dome interest.
(b) We abandoned one well in the Delhi field and four wells in the Hamilton Dome field.
Note 12 — Stockholders’ Equity

 Common Stock

As of March 31, 2020, we had 32,956,469 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. We paid dividends of $9,916,841 and $9,953,562 to our common stockholders during the nine months ended March 31, 2020 and 2019, respectively. The following table reflects the dividends paid within the respective three-month periods:

Common Stock Cash Dividends per Share	2020	2019
First quarter ended September 30,	$0.10	$0.10
Second quarter ended December 31,	$0.10	$0.10
Third quarter ended March 31,	$0.10	$0.10

In May 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company's common stock. Since inception of the program through March 31, 2020, the Company spent $4.0 million to repurchase 706,858 common shares at an average price of $5.72 per share, including 440,666 shares at an average cost of $5.51 during the nine months ended March 31, 2020. Under the program's terms, shares are repurchased only on the open market and in accordance with the requirements of the SEC. Such shares are initially recorded as treasury stock, then subsequently canceled. The timing and amount of repurchases depends upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and it may be suspended or discontinued at any time.

During the nine months ended March 31, 2020 and 2019, the Company also acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll tax withholding obligations. The treasury shares were subsequently canceled. Such shares were valued at fair market value on the date of vesting. The following table shows all treasury stock purchases in the respective periods:

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

	Nine Months Ended March 31,
	2020	2019
Number of treasury shares acquired (1)	449,921	15,489
Average cost per share	$5.52	$8.95
Total cost of treasury shares acquired	$2,483,357	$138,638
(1) The fiscal 2020 number of shares is net of 49,118 shares forfeited in the period.

 Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2019, all common stock dividends were treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2020, we expect all common dividends for such period to be treated as qualified dividend income. Such projections are based on our reasonable expectations as of March 31, 2020 and are subject to change based on our final tax calculations at the end of the fiscal year.
Note 13 — Stock-Based Incentive Plan
At the December 8, 2016 annual meeting, the stockholders approved the adoption of the Evolution Petroleum Corporation 2016 Equity Incentive Plan (the “2016 Plan”), which replaced the Evolution Petroleum Corporation Amended and Restated 2004 Stock Plan (the "2004 Plan") for which there were no shares available for future grants. The 2016 Plan authorizes the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of March 31, 2020, 390,489 shares remained available for grant under the 2016 Plan.

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

Later during the nine months ended March 31, 2020, we granted 52,119 service-based and 104,236 market-based Restricted Stock awards to our employees as well as 56,395 service-based awards to the Company's directors.

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

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Performance-based grants vest upon the attainment of earnings, revenue and other operational goals and require that the recipient remain an employee or director of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on third-party independent assessment of the grant date fair value and when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the term of the award. As of March 31, 2020, there were no performance-based awards outstanding.

Many of our past market-based awards could vest if their respective two- or three-year trailing total returns on the Company’s common stock exceed the corresponding total returns of various quartiles of indices consisting of peer companies. Additionally, more recent market-based awards vest when the average of the Company's closing stock price over a defined measurement period meets or exceeds a required stock price. The third-party independent assessment of fair values and expected vesting periods of these awards are determined using a Monte Carlo simulation based on the historical volatility of the Company's total return compared to the historical volatilities of the other companies in the index. Compensation expense for market-based awards is recognized over the expected vesting period using the straight-line method, so long as the holder remains an employee or director of the Company. Total compensation expense is based on the fair value of the awards at the date of grant and is independent of vesting or expiration of the awards, except for termination of service.
For market-based awards granted during the nine months ended March 31, 2020 and 2019, the assumptions used in the Monte Carlo simulation valuations, expected lives and fair values were as follows:

	Nine Months Ended March 31,
	2020	2019
Weighted average fair value of market-based awards granted	$3.79	$8.24
Risk-free interest rate	1.65% to 1.87%	2.69%
Expected vesting term in years	1.35 to 2.56	2.82
Expected volatility	38.6% to 43.7%	41.8%
Dividend yield	6% to 7.2%	4.0%
Unvested Restricted Stock awards at March 31, 2020 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	171,609	$5.95
Market-based awards	129,710	5.10
Unvested Restricted Stock at March 31, 2020	301,319	$5.59

The following table sets forth the Restricted Stock transactions for the nine months ended March 31, 2020:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2020	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2019	176,683	$8.09
Service-based shares granted	157,386	5.73
Market-based shares granted	104,236	4.34
Vested	(87,868)	7.29
Forfeited	(49,118)	9.35
Unvested Restricted Stock at March 31, 2020	301,319	$5.59	$1,221,702	1.89

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Unvested Contingent Restricted Stock awards table below consists solely of market-based awards:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2020	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2019	10,156	$3.42
Market-based awards granted	200,000	3.50
Vested	(10,156)	3.42
Unvested contingent shares at March 31, 2020	200,000	$3.50	$295,235	0.66
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended March 31, 2020 and 2019 was $358,591 and $208,665, respectively. For the corresponding nine-month periods, stock-based compensation expense was $926,794 and $678,149, respectively.
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
For the nine months ended March 31, 2020, we recognized income tax benefit of $1.7 million and had an effective tax rate of (26.3)% compared to income tax expense of $2.8 million and an effective tax rate of 18.6% for the nine months ended March 31, 2019. During the current year we undertook a project to seek potential cash tax savings opportunities identifying available Enhanced Oil Recovery credits (“EOR credits”) related to our interests in the Delhi field. To take advantage of the EOR credits, we amended federal and state tax returns for the years ended June 30, 2017, and 2018, and incorporated the associated impacts into our 2019 tax returns. Principally as a result of EOR credits, the Company recorded a net tax benefit of $2.8 million during the nine months ended March 31, 2020, together with a $3.2 million receivable for income tax refunds at March 31, 2020. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation and other permanent differences. For both periods, our respective statutory federal tax rate was 21%.

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

Note 15 — Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019
Numerator
Net earnings per common share	$3,710,159	$2,398,875	$8,267,897	$12,099,241
Denominator
Weighted average number of common shares — Basic	33,052,162	33,186,665	33,055,861	33,151,786
Effect of dilutive securities:
Contingent restricted stock grants	—	9,532	2,585	11,875
Weighted average number of common shares and potentially dilutive common shares used in diluted earnings per share	33,052,162	33,196,197	33,058,446	33,163,661

Net earnings per common share — Basic	$0.11	$0.07	$0.25	$0.36
Net earnings per common share — Diluted	$0.11	$0.07	$0.25	$0.36

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At March 31, 2020
Contingent Restricted Stock grants	$—	200,000

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	At March 31, 2019
Contingent Restricted Stock grants	$—	10,156
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
As of March 31, 2020, the Company's elected commitment and borrowing base were $40 million, we were in compliance with all financial covenants and there were no amounts outstanding under the Facility, which is secured by substantially all of the Delhi field assets.
Under the Facility the borrowing base shall be determined semiannually during the term of the Facility. On April 27, 2020, the Company completed its spring redetermination of the Facility resulting in a decrease of the borrowing base to $27 million, which remains undrawn.
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

Evolution Petroleum Corporation and Subsidiaries
 Notes to Unaudited Consolidated Condensed Financial Statements

In connection with this agreement, the Company incurred $168,972 of debt issuance costs. Such costs were capitalized in "Other Assets, net" and are being amortized to expense. The unamortized balance in debt issuance costs related to the Facility was $15,677 as of March 31, 2020.
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
Note 18 — Subsequent Events
The Company has continued to monitor the impact of the global outbreak of a novel strain of the coronavirus identified in late 2019 (“COVID-19”) and the partially related downward pressure on oil prices primarily driven by projected limitations on storage availability, forecasted reductions in global demand from various containment efforts and other geopolitical factors. Historically, the Company has funded its operations through cash from operations and working capital with its primary source of cash being the sale of oil and natural gas liquids production.
On April 6, 2020, we entered into NYMEX WTI oil swaps covering 1,400 barrels per day (or approximately 42,000 barrels per month) for the period of April 2020 through December 2020, at a fixed swap price of $32.00 per barrel. In the future, the Company may add additional swaps or other derivative positions covering a variable portion of its anticipated future production during subsequent periods.
The Company will continue to monitor oil prices in the near term and may look to add to its hedge portfolio should the opportunity present itself. Consistent with prior years, the Company does not plan to designate its new position as a hedge for accounting purposes and will record the contract on its balance sheet at fair value.
On May 5, 2020, considering the substantial decline in oil prices, combined with the uncertainty of timing of any price recovery as a result of the global pandemic, the Company adjusted the dividend rate to $0.025 per share quarterly, effective in the quarter ending June 30, 2020. The reduction in the dividend rate will allow the Company to conserve cash for additional financial flexibility while continuing to reward shareholders with a yield.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Liquidity and Capital Resources
Results of Operations
Critical Accounting Policies and Estimates
Commonly Used Terms
"Current quarter" refers to the three months ended March 31, 2020, the Company's third quarter of fiscal 2020.
"Prior quarter" refers to the three months ended December 31, 2019, the Company's second quarter of fiscal 2020.
"Year-ago quarter" refers to the three months ended March 31, 2019, the Company's third quarter of fiscal 2019.
Executive Overview
General
Evolution Petroleum Corporation is an oil and gas company focused on delivering a sustainable dividend yield to its stockholders through the ownership, management and development of oil and gas properties. In support of that objective, the Company's long-term goal is to build a diversified portfolio of oil and gas assets primarily through acquisitions, while seeking opportunities to maintain and increase production through selective development, production enhancements and other exploitation efforts on its properties.
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
On November 1, 2019, the Company acquired mineral interests in the Hamilton Dome field consisting of a 23.5% working interest, with an associated 19.7% revenue interest (inclusive of a small overriding royalty interest). The field is operated by Merit Energy Company ("Merit"), a private oil and gas company, who owns the vast majority of the remaining working interest in Hamilton Dome field. Our acquired interest in this field aligned with the Company's strategy of adding long lived, low decline reserves expected to be supportive of our dividend over the long-term.
Highlights for our Third Quarter of Fiscal 2020 and Operations Update

•	Paid 26th consecutive quarterly cash dividend on common shares and declared the next dividend payment of $0.025 per share, payable on June 30, 2020.

•
Reported net income of $3.7 million, inclusive of a $2.8 million one-time income tax benefit related to Enhanced Oil Recovery credit, marking the 16th consecutive quarter of positive reported net income.

•	Reported cash flows from operating activities of $4.1 million and $12.2 million for the three and nine months ended March 31, 2020.

•
Ended the quarter with $20.7 million in cash and an undrawn credit facility. On April 27, 2020, the Company completed its spring redetermination of the credit facility resulting in a decrease of the borrowing base to $27 million, which remains undrawn.

•
In response to the growing global pandemic caused by a novel strain of the coronavirus identified in late 2019 (“COVID-19”), the Company successfully activated its business continuity plan and transitioned to working from home.

•
On April 6, 2020, the Company entered into NYMEX WTI oil swaps covering approximately 42,000 barrels per month for the period of April 2020 through December 2020 at a fixed swap price of $32.00 per barrel.

Overview

In early March 2020, crude oil prices declined sharply as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global pandemic caused by COVID-19. We expect the price of crude oil to continue to be depressed and remain volatile at least through the near term as evidenced by the current crude oil futures market. We cannot predict the duration or effects of this sudden decrease but must be prepared for crude oil prices to remain depressed for an extended period and for its potential effects on our business, financial condition, results of operations and cash flows.

Gross oil production for the Company averaged approximately 7,827 BOPD during the quarter, a 6.6% increase from the prior quarter primarily driven by the acquisition of our Hamilton Dome field in November of 2019 partially offset by lower oil production in the Delhi Field. In the current quarter, CO2 costs decreased 57%. The pipeline that supplies CO2 to the Delhi field was shut in on February 22nd when a pressure loss was detected and CO2 purchases were temporarily suspended. CO2 purchases provide approximately 20% of the injected volumes in the field, and the field’s recycle facilities provide the other 80%. The recycle facilities continue to operate as usual. The pipeline is owned and operated by Denbury Resources, and the Company does not have any ownership in the portion of the pipeline under repair, which is upstream of the Delhi field. Denbury Resources has initiated a project to repair the pipeline, but has not yet set an estimated return to service date. Gross NGL production for the quarter was approximately 1,098 BOEPD, a 2.8% decrease from the prior quarter primarily due to a planned maintenance project at the Delhi Field which lasted 10 days and was completed in February.

The Company recorded quarterly net income of $3.7 million, or $0.11 per diluted share, compared to $1.8 million, or $0.05 per diluted share, in the prior quarter. The increase in net income during the current quarter includes a $2.8 million income tax benefit related to Enhanced Oil Recovery credits and lower CO2 purchase costs as discussed above partially offset by lower average realized oil prices.

These items, and others, are further discussed below.

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.1 of our Form 10-K for the year ended June 30, 2019.

Impact of the COVID-19 Pandemic and Geopolitical Factors

On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a notional emergency with respect to COVID-19. The disease has continued to spread in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have recommended social distancing and imposed quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain.

The nature of the COVID-19 pandemic makes it extremely difficult to predict how the Company’s business and operations will be affected long-term. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy, especially the oil and natural gas industry. During the three months ended March 31, 2020, primarily driven by the COVID-19 pandemic and actions taken by OPEC+, the benchmark price of WTI dropped significantly. Although global outputs can be adjusted to support commodity pricing levels, the Company expects the price of crude oil to remain volatile in the near term.

Currently, all of the Company’s property interests are not operated by the Company and also involve other third-party working interest owners. As a result, the Company has limited ability to influence or control the operation or future development of such properties. The Company continues to be in constant contact with its third-party operators to ensure spending is being reviewed in light of the continued decrease in oil prices so that it can plan accordingly.

Early in February 2020, the Company began making preparations for a potential impact on its business as a result of the global spread of COVID-19, focusing on the Company’s ability to maintain its operations and system of controls remotely. As the number of cases increased in the Houston, Texas area, the Company enacted its business continuity plan to allow its employees to securely work from home. Given the small size and nature of the Company, it was able to transition the operation of its business with minimal disruption and maintain its system of internal controls and procedures.

Liquidity and Capital Resources
At March 31, 2020, the Company had $20.7 million in cash and cash equivalents, impacted by the $9.3 million purchase of Hamilton Dome in November 2019, compared to $31.6 million of cash and cash equivalents at June 30, 2019.

On November 1, 2019, and effective as of October 1, 2019, through a wholly-owned subsidiary, Evolution Petroleum West, Inc., the Company purchased a 23.51% non-operating working interest and a 19.70% revenue interest in the Hamilton Dome field located in Hot Springs County, Wyoming, from entities owned or controlled by Merit Energy Company ("Merit"). The cash consideration to Merit amounts to $9.3 million after net settlement of post-closing adjustments.
In addition, the Company has a senior secured reserve-based credit facility (the "Facility") with a maximum capacity of $50 million. The Facility had $40 million of undrawn borrowing base availability on March 31, 2020. Subsequently and effective on April 27, 2020, primarily due to lower crude oil prices, our borrowing base was redetermined at $27 million. There have been no borrowings under the Facility, which matures on April 11, 2021, and it is secured by substantially by the reserves associated with Delhi field.
Any future borrowings bear interest, at the Company's option, at either LIBOR plus 2.75% or the Prime Rate, as defined under the Facility, plus 1.0%. The Facility contains covenants which require the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a debt service coverage ratio of not less than 1.1 to 1.0 and (iii) a consolidated tangible net worth of not less than $50.0 million, each as defined in the Facility. The Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2020, the Company was in compliance with all covenants contained in the Facility.
The Company has historically funded operations through cash from operations and working capital. The primary source of cash is the sale of oil and natural gas liquids production. A portion of these cash flows are used to fund capital expenditures. The Company expects to manage future development activities in the Delhi field and the limited capital maintenance requirements of the Hamilton Dome field within the boundaries of its operating cash flow and existing working capital.
The Company is pursuing new growth opportunities through acquisitions or other transactions. In addition to cash on hand, the Company has access to an undrawn borrowing base availability under a senior secured credit facility. Also, the Company has an effective shelf registration statement with SEC under which the Company may issue up to $500 million of new debt or equity securities. In the pursuit of new growth opportunities, the Company expects to use internal resources of cash, working capital and borrowing capacity under the credit facility. It may also be advantageous to consider issuing additional equity as part of any potential transaction, but there are no plans to issue additional equity at this time.
During the nine months ended March 31, 2020, the Company funded operations, capital expenditures and cash dividends with cash generated from operations resulting in a decrease of $10.9 million in cash, largely impacted by $9.3 million spent on an acquisition of the Hamilton Dome field and $2.5 million for repurchasing shares under the buyback program. As of March 31, 2020, working capital was $23.1 million, a decrease of $9.3 million over working capital of $32.4 million at June 30, 2019.
The Board of Directors instituted a cash dividend on common stock in December 2013. The Company has since paid twenty-six consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of the Company’s financial strategy, and it is the Company's long-term goal to increase dividends over time, as appropriate. However, due to the potential to pursue other opportunities at discounted prices during the current industry downturn, the Board of Directors believed it was prudent to adjust its quarterly dividend rate from $0.10 per share to $0.025 per share, effective in the quarter ending June 30, 2020. The reduction in the dividend rate will allow the Company to conserve cash for additional financial flexibility while continuing to reward shareholders with a yield of approximately 3% at current stock price levels. As in the past, the Company intends to return to higher dividend levels after the industry emerges from the current economic climate.
In May 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company’s common stock. The Company monitors its stock price and looks to opportunistically purchase its common stock when market conditions are deemed to be appropriate. During the nine months ended March 31, 2020, the Company purchased 440,666 shares at an average cost of $5.51 per share bringing its total to $4.0 million to purchase 706,858 common shares at an average price of $5.72 per share.
In early March 2020, oil prices declined rapidly. Despite the significant decline in oil prices, the Company is well positioned to manage the current low-price environment due to the Company’s cash on hand as well as its borrowings available under its undrawn senior secured credit facility. Additionally, the Company has no long-term service contracts or drilling commitments. On April 6, 2020, the Company entered into NYMEX WTI oil swaps covering approximately 42,000 barrels per month for the period of April 2020 through December 2020, at a fixed swap price of $32.00 per barrel. The Company’s projects having sufficient liquidity to meet all its identified cash requirements for at least the next 12 months.
Capital Expenditures
For the nine months ended March 31, 2020, we incurred $11.5 million on capital projects consisting of $9.3 million for the acquisition of Hamilton Dome field, a $0.9 million non-cash asset addition related to Hamilton Dome asset retirement obligations, and incurred $1.3 million at the Delhi field, primarily for the NGL plant and completion of the water curtain project.
The Company does not anticipate any material net capital spending for the remainder of fiscal 2020 as all remaining conformance and capital workover plans have been delayed based on the recent decrease in oil prices and no property purchases are pending.
Full Cost Pool Ceiling Test
At the quarter ended March 31, 2020, our capitalized costs of oil and gas properties were well below the full cost valuation ceiling and we do not currently expect that a write-down of capitalized oil and gas property costs will be required in the remainder of fiscal 2020. However, lower oil prices reduced the excess, or cushion, of our valuation ceiling over our capitalized costs in the current quarter and may adversely impact our ceiling tests in future quarters. We cannot give assurance that a write-down of capitalized oil and gas properties will not be required in the future. Under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average price received for our petroleum products during the twelve-month period ending with the balance sheet date. If commodity prices remain at the current quarter’s lower levels, the average prices used in future ceiling test calculations will decline.
Overview of Cash Flow Activities
The table below compares a summary of our consolidated condensed statements of cash flows for nine months ended March 31, 2020 and 2019 presented in the consolidated condensed financial statements in Item 1, Part I of this report on Form 10-Q.

	Nine Months Ended March 31,
Increases (Decreases) in Cash:	2020	2019	Difference
	(In Millions)
Net cash provided by operating activities	$12.2	$18.3	$(6.1)
Net cash used in investing activities	(10.7)	(6.4)	(4.3)
Net cash used in financing activities	(12.4)	(10.0)	(2.4)
	$(10.9)	$1.9	$(12.8)
Cash provided by operating activities in the current year period decreased $6.1 million compared to the same year-ago period due to a $3.8 million decrease in cash provided by net income together with $0.6 million decrease in cash provided by non-cash expenses, and a $1.7 million decrease in cash provided from current operating assets and liabilities.
Cash used in investing activities increased $4.3 million due principally to the purchase of the Hamilton Dome working interest in fiscal 2020 partly offset by fiscal 2019 cash outflows primarily for completion of the infill drilling project at the Delhi field.
During the nine months ended March 31, 2020, the Company spent $2.4 million for common stock repurchases of which virtually all were made under its authorized stock buyback program.

Results of Operations
Three Months Ended March 31, 2020 and 2019
Revenues
Compared to the corresponding year-ago period, current period revenues decreased 18.8% primarily due to a 26.0% lower realized commodity prices partially offset by a 9.8% increase in production volumes impacted by our interest in the Hamilton Dome field acquired in November 2019. The Company's average realized oil price was lower principally due to the decline in WTI pricing. The Company's Hamilton Dome production trades at a discount to WTI due to its specific gravity and sulfur content, while its Delhi production typically trades at a premium. Contributing to the decrease was additional trucking and handling charges during January 2020 while the Delhi oil sales pipeline was being repaired. The sales pipeline went back online February 1, 2020 thereby eliminating the trucking and handling charges.
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Variance	Variance %
Oil and gas production
Crude oil revenues	$7,461,823	$9,032,032	$(1,570,209)	(17.4)%
NGL revenues	250,476	468,525	(218,049)	(46.5)%
Natural gas revenues	320	471	(151)	(32.1)%
Total revenues	$7,712,619	$9,501,028	$(1,788,409)	(18.8)%

Crude oil volumes (Bbl)	172,901	152,776	20,125	13.2%
NGL volumes (Bbl)	26,206	28,626	(2,420)	(8.5)%
Natural gas volumes (Mcf)	223	160	63	39.4%
Equivalent volumes (BOE)	199,144	181,429	17,715	9.8%

Crude oil (BOPD, net)	1,879	1,698	181	10.7%
NGLs (BOEPD, net)	285	318	(33)	(10.4)%
Natural gas (BOEPD, net)	—	n.m.	n.m.	n.m.
Equivalent volumes (BOEPD, net)	2,164	2,016	148	7.3%

Crude oil price per Bbl	$43.16	$59.12	$(15.96)	(27.0)%
NGL price per Bbl	9.56	16.37	(6.81)	(41.6)%
Natural gas price per Mcf	1.43	2.94	(1.51)	n.m.
Equivalent price per BOE	$38.73	$52.37	$(13.64)	(26.0)%
n. m. Not meaningful.

Production Costs
Production costs are presented in two components: CO2 costs for the Delhi field and other production costs for both the Delhi and Hamilton Dome fields.

	Three Months Ended March 31,
	2020	2019	Variance	Variance %
CO2 costs (a)	$806,527	$1,873,720	$(1,067,193)	(57.0)%
Other production costs	3,089,017	1,919,288	1,169,729	60.9%
Total production costs	$3,895,544	$3,793,008	$102,536	2.7%

CO2 costs per BOE	$4.05	$10.33	$(6.28)	(60.8)%
All other production costs per BOE	15.51	10.58	4.93	46.6%
Production costs per BOE	$19.56	$20.91	$(1.35)	(6.5)%
(a) Under our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

	Three Months Ended March 31,
	2020	2019	Variance	Variance %
CO2 costs per mcf	$0.69	$0.84	$(0.15)	(17.9)%
CO2 volumes (MMcf per day, gross)	53.9	103.3	(49.4)	(47.8)%
In the current quarter, CO2 costs decreased 57%. The pipeline that supplies CO2 to the Delhi field was shut in on February 22, 2020, when a pressure loss was detected, and CO2 purchases were temporarily suspended. CO2 purchases provide approximately 20% of the injected volumes in the field, and the field’s recycle facilities provide the other 80%. The recycle facilities continue to operate as usual. The pipeline is owned and operated by Denbury Resources, and the Company does not have any ownership in the portion of the pipeline under repair, which is upstream of the Delhi field. Denbury Resources has initiated a project to repair the pipeline, but has not yet set an estimated return to service date. Compared to the year-ago quarter, "Other production costs" increased 61% primarily due to the acquisition of the Hamilton Dome field in the prior quarter whereas during the year-ago quarter the Company did not have any ownership in the Hamilton Dome field. The Delhi field's "Other production costs" increased slightly by 1.1%.
Compared to the year-ago quarter, Delhi field costs decreased 17% to $17.45 per BOE of Delhi production in current quarter, largely due to lower CO2 costs, partly offset by lower field volumes.
Hamilton Dome field costs per BOE were $27.55 for the current quarter.
Depletion, Depreciation and Amortization ("DD&A")
Total DD&A expense was 10% lower compared to the year-ago quarter primarily due to a 19.2% decline in the DD&A rate partially offset by a 9.8% increase in production volumes in the period. The integration of the Hamilton Dome asset led to a lower overall DD&A per BOE rate.

	Three Months Ended March 31,
	2020	2019	Variance	Variance %
DD&A of proved oil and gas properties	$1,352,203	$1,523,990	$(171,787)	(11.3)%
Depreciation of other property and equipment	2,465	4,338	(1,873)	(43.2)%
Amortization of intangibles	3,391	3,391	—	—%
Accretion of asset retirement obligations	41,422	26,411	15,011	56.8%
Total DD&A	$1,399,481	$1,558,130	$(158,649)	(10.2)%

Oil and gas DD&A rate per BOE	$6.79	$8.40	$(1.61)	(19.2)%

General and Administrative Expenses
Expenses for the three months ended March 31, 2020 increased 22% to $1.5 million relative to the comparable period in 2019, primarily due to higher noncash stock-based compensation, and increases in professional fees, including but not limited to Audit, Tax, Legal and Consulting services.
Other Income and Expenses
Interest income was lower due to lower average cash balance in the current quarter compared to the year-ago quarter, offset by slightly higher average interest rates.

	Three Months Ended March 31,
	2020	2019	Variance	Variance %
Interest and other income	$41,186	$65,831	$(24,645)	(37.4)%
Interest expense	(29,067)	(28,789)	(278)	1.0%
Total other income, net	$12,119	$37,042	$(24,923)	(67.3)%

Net Income
Net income available to common stockholders for the three months ended March 31, 2020 increased $1.3 million, or 55%, to $3.7 million compared to the year-ago quarter. Pre-tax income decreased due to the aforementioned revenue and expense variances. During the current quarter we recorded a $2.8 million income tax benefit related to Enhanced Oil Recovery credits claimed on the federal income tax return for fiscal 2019 and on amended federal income tax returns for fiscal years 2017 and 2018.

	Three Months Ended March 31,
	2020	2019	Variance	Variance %
Income before income taxes	963,933	2,989,997	(2,026,064)	(67.8)%
Income tax provision (benefit)	(2,746,226)	591,122	(3,337,348)	(564.6)%
Net income available to common stockholders	$3,710,159	2,398,875	$1,311,284	54.7%
Income tax provision as percentage of income before income taxes	(284.9)%	19.8%

Results of Operations
Nine Months Ended March 31, 2020 and 2019
Revenues
Compared to the corresponding year-ago period, current period revenues decreased 20.1% primarily due to 22.7% decrease in the Company's realized equivalent price per BOE partially offset by an increase in volumes primarily as a result of the Company's acquisition of Hamilton Dome on November 1, 2019. The Company’s average realized oil price was lower primarily due to the decline in West Texas Intermediate ("WTI") pricing. The Company’s Hamilton Dome production typically trades at a discount to WTI due to its specific gravity and sulfur content while its Delhi production typically trades at a premium. Also contributing to the decrease was lower LLS premium for Delhi field production due to temporarily higher transportation costs. From mid November 2019 through January 2020, the net realized price was impacted by temporary trucking and handling charges incurred while the oil sales pipeline underwent repairs. This pipeline went back online February 1, 2020.
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the nine months ended March 31, 2020 and 2019:

	Nine Months Ended March 31,
	2020	2019	Variance	Variance %
Oil and gas production
Crude oil revenues	$25,281,564	$30,945,359	$(5,663,795)	(18.3)%
NGL revenues	963,054	1,910,395	(947,341)	(49.6)%
Natural gas revenues	1,831	471	1,360	n.m.
Total revenues	$26,246,449	$32,856,225	$(6,609,776)	(20.1)%

Crude oil volumes (Bbl)	490,125	475,043	15,082	3.2%
NGL volumes (Bbl)	79,982	76,728	3,254	4.2%
Natural gas volumes (Mcf)	935	160	775	n.m.
Equivalent volumes (BOE)	570,263	551,798	18,465	3.3%

Crude oil (BOPD, net)	1,782	1,734	48	2.8%
NGLs (BOEPD, net)	291	280	11	3.9%
Natural gas (BOEPD, net)	1	n.m.	1	n.m.
Equivalent volumes (BOEPD, net)	2,074	2,014	60	3.0%

Crude oil price per Bbl	$51.58	$65.14	$(13.56)	(20.8)%
NGL price per Bbl	12.04	24.90	(12.86)	(51.6)%
Natural gas price per Mcf	1.96	2.94	(0.98)	n.m.
Equivalent price per BOE	$46.03	$59.54	$(13.51)	(22.7)%
n. m. Not meaningful.
Production Costs
Production costs are presented in two components: CO2 costs for the Delhi field and other production costs for both the Delhi and Hamilton Dome fields.

	Nine Months Ended March 31,
	2020	2019	Variance	Variance %
CO2 costs (a)	$3,501,507	$4,862,502	$(1,360,995)	(28.0)%
Other production costs	7,718,731	5,841,104	1,877,627	32.1%
Total production costs	$11,220,238	$10,703,606	$516,632	4.8%

CO2 costs per BOE	$6.14	$8.81	$(2.67)	(30.3)%
All other production costs per BOE	13.54	10.59	2.95	27.9%
Production costs per BOE	$19.68	$19.40	$0.28	1.4%
(a) Under our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

	Nine Months Ended March 31,
	2020	2019	Variance	Variance %
CO2 costs per mcf	$0.77	$0.90	$(0.13)	(14.4)%
CO2 volumes (MMcf per day, gross)	69.1	82.9	(13.8)	(16.6)%

Compared to the year-ago period, CO2 costs declined 28%. The pipeline that supplies CO2 to the Delhi field was shut in on February 22, 2020 when a pressure loss was detected, and CO2 purchases were temporarily suspended. CO2 purchases provide approximately 20% of the injected volumes in the field, and the field’s recycle facilities provide the other 80%. The recycle facilities continue to operate as usual. The pipeline is owned and operated by Denbury Resources, and the Company does not have any ownership in the portion of the pipeline under repair, which is upstream of the Delhi field. Denbury Resources has initiated a project to repair the pipeline, but has not yet set an estimated return to service date.
Compared to the year-ago period, "Other production costs" increased by $1.9 million primarily due to five months of production costs attributable to the Hamilton Dome field acquired on November 1, 2019, whereas during the year-ago period the Company did not have any ownership in the Hamilton Dome field. The Delhi field’s “Other production costs” were $0.2 million lower compared to the year-ago period.
On a total cost per BOE basis, Delhi field costs decreased 6.0% to $18.23 per BOE in current period, primarily due to a 20.8% decline in CO2 cost per BOE, partially offset by a 6% increase in other production costs per BOE.
Hamilton Dome field costs per BOE was $30.22 for its five months included in the current period.
Depletion, Depreciation and Amortization ("DD&A")
Total DD&A expense was 8.5% lower compared to the same year-ago period due to an 9.2% decrease in the oil and gas DD&A amortization as the volume change between the two periods was very slight. The integration of the Hamilton Dome asset contributed to an overall lower composite DD&A rate.

	Nine Months Ended March 31,
	2020	2019	Variance	Variance %
DD&A of proved oil and gas properties	$4,189,290	$4,612,053	$(422,763)	(9.2)%
Depreciation of other property and equipment	6,969	12,624	(5,655)	(44.8)%
Amortization of intangibles	10,173	10,173	—	—%
Accretion of asset retirement obligations	103,852	75,373	28,479	37.8%
Total DD&A	$4,310,284	$4,710,223	$(399,939)	(8.5)%

Oil and gas DD&A rate per BOE	$7.35	$8.36	$(1.01)	(12.1)%
General and Administrative Expenses
Expenses for the nine months ended March 31, 2020 increased $0.5 million, or 12.8%, to $4.2 million relative to the comparable period in 2019, primarily due to higher noncash stock-based compensation related to the hiring of a new executive officer, and increases in professional fees, including but not limited to Audit, Tax, Legal and Consulting services.

Other Income and Expenses
Other income and expense (net) decreased due primarily to the Enduro breakup fee received during August 2018. Interest income is lower primarily due to lower invested balances.

	Nine Months Ended March 31,
	2020	2019	Variance	Variance %
Enduro transaction breakup fee	—	1,100,000	(1,100,000)	(100.0)%
Interest and other income	160,256	172,260	(12,004)	(7.0)%
Interest expense	(87,757)	(87,479)	(278)	0.3%
Total other income, net	$72,499	$1,184,781	$(1,112,282)	(93.9)%
Net Income
Net income available to common stockholders for the nine months ended March 31, 2020 decreased $3.8 million, or 32%, to $8.3 million compared to the same year-ago period. Pre-tax income decreased due to the aforementioned revenue and expense variances. Our income tax provision decreased primarily due to lower pre-tax income as our effective income tax rate was relatively unchanged from the year-ago period. In addition, during the current period, we recorded a $2.8 million income tax benefit related to Enhanced Oil Recovery credits claimed on the federal income tax return for fiscal 2019 and on amended federal income tax returns for fiscal years 2017 and 2018.

	Nine Months Ended March 31,
	2020	2019	Variance	Variance %
Income before income taxes	6,548,096	14,866,410	(8,318,314)	(56.0)%
Income tax provision (benefit)	(1,719,801)	2,767,169	(4,486,970)	(162.2)%
Net income available to common stockholders	$8,267,897	$12,099,241	$(3,831,344)	(31.7)%
Income tax provision as percentage of income before income taxes	(26.3)%	18.6%

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risks
Information about market risks for the three months ended March 31, 2020, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2019.
Commodity Price Risk
Our most significant market risk is the pricing for crude oil and NGL's. We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil and natural gas liquids prices decline significantly our ability to finance our capital budget and operations may be adversely impacted. In addition, a non-cash write-down of our oil and gas properties could be required under full cost accounting rules if future oil and gas commodity prices sustain current price levels or if they continue to decline.
We expect the current weakness in oil and gas prices to persist for some time and have a negative impact on our revenues and cash flows. As a result, on April 6, 2020, we entered into NYMEX WTI oil swaps covering 1,400 barrels per day (or approximately 42,000 barrels per month), a substantial portion of our anticipated production, for the period April 2020 through December 2020, at a fixed swap price of $32.00 per barrel. We are exposed to market risk on this open derivative contract related to potential non-performance by our counterparty. It is our policy to enter into derivative contracts only with counterparties that are credit worthy institutions. We did not post collateral under the swap as it represents an uncollateralized trade.

Interest Rate Risk
We currently have only a small exposure to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to this Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended March 31, 2020, we have determined there has been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended June 30, 2019 includes a detailed description of our risk factors. In addition to those, we add the following risk factor below:
Events outside of our control, including a pandemic or broad outbreak of an infectious disease, such as the ongoing global outbreak of a novel strain of the coronavirus identified in late 2019 (“COVID-19”), may materially adversely affect our business.
We face risks related to pandemics, outbreaks or other public health events that are outside of our control and could significantly disrupt our operations and adversely affect out financial condition. In December 2019, a novel strain of coronavirus, COVID-19, was identified in Wuhan, China. This virus continues to spread globally including in the United States. The COVID-19 outbreak has severely impacted financial markets and worldwide economic activity and has contributed to the reduced demand for oil, resulting in a substantial decrease in oil prices and production declines, especially when paired with the recent actions taken by OPEC+ and global storage considerations. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
During the quarter ended March 31, 2020, the Company purchased shares of common stock in the open market under its share repurchase program and also received shares of common stock from employees of the Company to pay their share of payroll taxes arising from vestings of restricted stock and contingent restricted stock. The table below summarizes information about the Company's purchases of its equity securities during the quarter ended March 31, 2020.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 2020	2,934	$5.05	Not applicable	$1.7 million
February 2020	68,437	$4.99	Not applicable	$1.3 million
March 2020	79,148	$4.76	Not applicable	$1.0 million
Total	150,519
(1)During the current quarter there were no shares of common stock surrendered by employees to pay their payroll tax liabilities arising from vestings of restricted stock and contingent restricted stock.
(2)On May 12, 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company's common stock. Under the program's terms, shares may be repurchased only on the open market and in accordance with the requirements of the SEC. The timing and amount of repurchases will depend upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and the repurchase program may be suspended or discontinued at any time. Such shares are initially recorded as treasury stock, then subsequently canceled.

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

Date: May 7, 2020