Form 10-Q
period 2020-09-30
EVOLUTION PETROLEUM CORP
filed 2020-11-09
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes: ☒ No: ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
32,953,837 shares outstanding of common stock, par value $0.001, as of November 2, 2020.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

We use the terms, "EPM," "Company," "we," "us," and "our" to refer to Evolution Petroleum Corporation, and unless the context otherwise requires, its wholly-owned subsidiaries.

i

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict,” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs, or current expectations, including the plans, beliefs, and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks, and other risk factors as described in Part II, Item 1A, "Risk Factors" and elsewhere in this report and as also may be described from time to time in our future reports we file with the Securities and Exchange Commission. You should read such information in conjunction with our consolidated condensed financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	September 30, 2020	June 30, 2020
Assets
Current assets
Cash and cash equivalents	$19,825,370	$19,662,528
Receivables from oil and gas sales	2,106,887	1,919,213
Receivables of federal and state income taxes	3,112,772	3,243,271
Prepaid expenses and other current assets	408,536	491,686
Total current assets	25,453,565	25,316,698
Property and equipment, net of depreciation, depletion, amortization, and impairment
Oil and natural gas properties, net—full-cost method of accounting, of which none were excluded from amortization	55,737,077	66,512,281
Other property and equipment, net	15,829	17,639
Total property and equipment, net	55,752,906	66,529,920
Other assets, net	783,417	291,618
Total assets	$81,989,888	$92,138,236
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$1,536,883	$1,471,679
Accrued liabilities and other	1,024,464	716,648
Derivative contract liabilities	1,094,734	1,911,343
State and federal income taxes payable	301,395	179,189
Total current liabilities	3,957,476	4,278,859
Long term liabilities
Deferred income taxes	8,900,683	11,061,023
Asset retirement obligations	2,602,477	2,588,894
Operating lease liability	70,761	84,978
Total liabilities	15,531,397	18,013,754
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; 32,953,837 and 32,956,469 shares issued and outstanding, respectively	32,953	32,956
Additional paid-in capital	41,584,452	41,291,446
Retained earnings	24,841,086	32,800,080
Total stockholders’ equity	66,458,491	74,124,482
Total liabilities and stockholders’ equity	$81,989,888	$92,138,236

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Revenues
Crude oil	$5,379,161	$8,845,504
Natural gas liquids	216,026	305,944
Natural gas	189	767
Total revenues	5,595,376	9,152,215
Operating costs
Lease operating costs	2,397,924	3,090,089
Depreciation, depletion, and amortization	1,410,888	1,449,754
Proved property impairment	9,602,620	—
Net loss on derivative contracts	334,966	—
General and administrative expenses *	1,278,698	1,338,353
Total operating costs	15,025,096	5,878,196
Income (loss) from operations	(9,429,720)	3,274,019
Other
Interest and other income	14,426	66,129
Interest expense	(22,032)	(29,345)
Income (loss) before income taxes	(9,437,326)	3,310,803
Income tax provision (benefit)	(2,302,178)	517,983
Net income (loss) attributable to common stockholders	$(7,135,148)	$2,792,820
Earnings (loss) per common share
Basic	$(0.22)	$0.08
Diluted	$(0.22)	$0.08
Weighted average number of common shares outstanding
Basic	32,955,656	33,126,645
Diluted	32,955,656	33,134,372

* General and administrative expenses for the three months ended September 30, 2020 and 2019 included non-cash stock-based compensation expenses of $300,351 and $332,013, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net income (loss) attributable to the Company	$(7,135,148)	$2,792,820
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	1,410,888	1,449,754
Proved property impairment	9,602,620	—
Stock-based compensation	300,351	332,013
Deferred income taxes	(2,160,340)	(29,083)
Net loss on derivative contracts	334,966	—
Payments made for derivative settlements	(1,096,472)	—
Other	3,816	18,526
Changes in operating assets and liabilities:
Receivables	(57,175)	199,064
Prepaid expenses and other current assets	83,150	95,219
Net operating loss carryback	(512,042)	—
Accounts payable and accrued expenses	250,421	(276,864)
State and federal income taxes payable	122,206	462,066
Net cash provided by operating activities	1,147,241	5,043,515
Cash flows from investing activities
Capital expenditures for oil and natural gas properties	(153,205)	(522,413)
Net cash used in investing activities	(153,205)	(522,413)
Cash flows from financing activities
Common stock dividends paid	(823,846)	(3,306,408)
Common share repurchases, including shares surrendered for tax withholding	(7,348)	(1,362,424)
Net cash used in financing activities	(831,194)	(4,668,832)
Net increase (decrease) in cash and cash equivalents	162,842	(147,730)
Cash and cash equivalents, beginning of period	19,662,528	31,552,533
Cash and cash equivalents, end of period	$19,825,370	$31,404,803

Supplemental disclosures of cash flow information:	Three Months Ended September 30,
	2020	2019
Income taxes paid	$248,000	$85,000
Income tax refunds received	130,499	—
Non-cash transactions:
(Decrease) increase in accrued purchases of property and equipment	(55,311)	102,981
Oil and natural gas property costs attributable to the recognition of asset retirement obligations	91,608	—

 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
For the Three Months Ended September 30, 2020:
Balance at June 30, 2020	32,956,469	$32,956	$41,291,446	$32,800,080	$—	$74,124,482
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(7,348)	(7,348)
Retirements of treasury stock	(2,632)	(3)	(7,345)	—	7,348	—
Stock-based compensation	—	—	300,351	—	—	300,351
Net loss attributable to common stockholders	—	—	—	(7,135,148)	—	(7,135,148)
Common stock cash dividends, $0.025 per share	—	—	—	(823,846)	—	(823,846)
Balance at September 30, 2020	32,953,837	$32,953	$41,584,452	$24,841,086	$—	$66,458,491

For the Three Months Ended September 30, 2019:
Balance at June 30, 2019	33,183,730	$33,183	$42,488,913	$37,603,762	$—	$80,125,858
Issuance of restricted common stock	59,028	59	(59)	—	—	—
Forfeitures of restricted stock	(8,248)	(8)	8	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(1,362,424)	(1,362,424)
Retirements of treasury stock	(231,376)	(231)	(1,362,193)	—	1,362,424	—
Stock-based compensation	—	—	332,013	—	—	332,013
Net income attributable to common stockholders	—	—	—	2,792,820	—	2,792,820
Common stock cash dividends, $0.10 per share	—	—	—	(3,306,408)	—	(3,306,408)
Balance at September 30, 2019	33,003,134	$33,003	$41,458,682	$37,090,174	$—	$78,581,859

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 — Organization and Basis of Preparation

Nature of Operations.  Evolution Petroleum Corporation is an oil and gas company focused on delivering a sustainable dividend yield to its stockholders through the ownership, management, and development of oil and gas properties. The Company's long-term goal is to build a diversified portfolio of oil and gas assets primarily through acquisitions while seeking opportunities to maintain and increase production through selective development, production enhancement, and other exploitation efforts on its properties.

Our producing assets consist of our interests in the Delhi Holt-Bryant Unit in the Delhi field in Northeast Louisiana, a CO2 enhanced oil recovery project, our interests in the Hamilton Dome field located in Hot Springs County, Wyoming, a secondary recovery field utilizing water injection wells to pressurize the reservoir, and overriding royalty interests in two onshore Texas wells.

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s 2020 Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation and Reporting.  Our unaudited consolidated condensed financial statements include the accounts of EPM and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. The unaudited consolidated condensed financial statements for the previous year may include certain reclassifications to conform to the current presentation. Any such reclassifications have no impact on previously reported net income or stockholders' equity.

Risk and Uncertainties. The Company is continuously monitoring the current and potential impacts of the COVID-19 pandemic on its business, including how it has and may continue to impact its financial results, liquidity, employees, and the operations of the Delhi and Hamilton Dome fields in which we hold non-operated interests. In 2020, primarily driven by the COVID-19 pandemic and actions taken by OPEC+, the benchmark price of WTI has declined to levels that have adversely impacted our earnings and reduced the maximum amount we could borrow under our senior secured facility. The Company expects the price of crude oil to remain volatile as evidenced by the 46% increase in the average WTI price for the three months ended September 30, 2020 as compared to the prior quarter as well as the continued volatility in the futures market.

In response to the pandemic, both of our operators have taken actions such as reducing operating and capital expenditures. At Hamilton Dome the operator has also temporarily shut-in some producing wells. In addition to the above, we also believe the pandemic slowed the repair schedule of the Delhi CO2 supply pipeline which together with the foregoing have negatively impacted our production. None of the Company’s property interests are operated by the Company and involve other third-party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties. However, the Company has been proactive with its third-party operators to review spending and alter plans as appropriate.

The Company is focused on maintaining its operations and system of controls remotely and has implemented its business continuity plans in order to allow its employees to securely work from home. The Company was able to transition the operation of its business with minimal disruption and to maintain its system of internal controls and procedures.

Use of Estimates.   The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include (a) reserve quantities and estimated future cash flows associated with proved reserves, which may significantly impact depletion expense and potential impairments of oil and natural gas properties, (b) asset retirement obligations, (c) stock-based compensation, (d) fair values of derivative assets and liabilities, (e) income taxes and the valuation of deferred tax assets, and (f) commitments and contingencies. We analyze our estimates based on historical experience and various other assumptions that we believe to be

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

reasonable. While we believe that our estimates and assumptions used in preparation of the unaudited consolidated condensed financial statements are appropriate, actual results could differ from those estimates.
Note 2 — Summary of Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies in the 2020 Form 10-K and are supplemented by the notes to the unaudited consolidated condensed financial statements included in this report. These unaudited consolidated condensed financial statements should be read in conjunction with the 2020 Form 10-K.
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
In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12) as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 remove certain exceptions related to the incremental approach for intraperiod tax allocation and the general methodology for calculating income taxes in an interim period and reducing diversity in practice for the recognition of enacted changes in tax law. ASU 2019-12 also clarifies and simplifies other aspects of accounting for income taxes. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020; however, early adoption is permissible for periods for which financial statements have not yet been issued. We are currently evaluating the impact of this guidance on our consolidated financial statements.
Note 3 — Revenue Recognition
Our revenue is primarily generated from our interests in the Delhi field in Northeast Louisiana and our interests in the Hamilton Dome field in Wyoming. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provided de minimis revenue:

	Three Months Ended September 30,
	2020	2019
Revenues
Crude oil	$5,379,161	$8,845,504
Natural gas liquids	216,026	305,944
Natural gas	189	767
Total revenues	$5,595,376	$9,152,215
We are a non-operator and presently do not take production in kind and do not negotiate contracts with customers. We recognize crude oil, natural gas liquids, and natural gas production revenue at the point in time when custody and title (“control”) of the product transfers to the customer. Transfer of control drives the presentation of post-production expenses such as transportation, gathering, and processing deductions within the accompanying statements of operations. Fees and other deductions incurred prior to control transfer are recorded within the lease operating costs line item on the accompanying unaudited consolidated condensed statements of operations, while fees and other deductions incurred subsequent to control transfer are embedded in the price and effectively recorded as a reduction of crude oil, natural gas liquids, and natural gas production revenue.
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

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

precision of volumetric measurements and the use of index pricing with predictable differentials. Accordingly, the Company does not consider estimates of variable consideration to be constrained.
The Company’s contractual performance obligations arise upon the production of hydrocarbons from wells in which the Company has an ownership interest. The performance obligations are considered satisfied at a point in time upon control transferring to a customer at a specified delivery point. Consideration is allocated to completed performance obligations at the end of an accounting period.
Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received one to two months after production has occurred, which is typical in the industry. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for the sale of the product. Estimated revenue due to the Company is recorded within the receivables line item on the accompanying unaudited consolidated condensed balance sheets until payment is received. The accounts receivable balances from contracts with customers are presented on the line "Receivables from oil and gas sales" on the accompanying unaudited consolidated condensed balance sheets. As of September 30, 2020 and June 30, 2020, accounts receivables from oil and gas sales were $2.1 million and $1.9 million, respectively. To estimate accounts receivable from operator contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser. Revenue recognized during the three months ended September 30, 2020, related to performance obligations satisfied in prior reporting periods, was immaterial.
Note 4 — Prepaid Expenses and Other Current Assets

	September 30, 2020	June 30, 2020
Prepaid insurance	$210,909	$289,999
Prepaid subscription and licenses	75,445	—
Prepaid federal and state income taxes	86,208	86,208
Prepaid investor relations and other	35,974	115,479
Total prepaid expenses and other current assets	$408,536	$491,686

Note 5 — Property and Equipment

	September 30, 2020	June 30, 2020
Oil and natural gas properties:
Property costs subject to amortization	$106,983,381	$107,390,379
Less: Accumulated depreciation, depletion, amortization and impairment	(51,246,304)	(40,878,098)
Oil and natural gas properties, net	$55,737,077	$66,512,281
Other property and equipment:
Furniture, fixtures, and office equipment, at cost	$154,731	$154,731
Less: Accumulated depreciation	(138,902)	(137,092)
Other property and equipment, net	$15,829	$17,639

During the three months ended September 30, 2020 and 2019, the Company incurred capital expenditures of $0.2 million and $0.6 million, respectively.
The Company uses the full cost method of accounting for its investment in oil and natural gas properties. All costs of acquisition, exploration and development of oil and natural gas reserves are capitalized as the cost of oil and natural gas and properties when incurred. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depletion, exceed the discounted future net revenues of proved oil and natural gas reserves, net of deferred taxes, such excess capitalized costs result in an impairment charge.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

At September 30, 2020, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2020 of the West Texas Intermediate (WTI) crude oil spot price of $43.63 per barrel, adjusted by market differentials by field. The net price per barrel of NGLs was $7.85, which does not have any single comparable reference index price. The NGL price was based on historical prices received. Using these prices, the Company’s net book value of oil and natural gas properties at September 30, 2020 exceeded the current ceiling. As a result the Company recorded a $9.6 million ceiling test impairment charge at quarter end. The ceiling test impairment was driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $47.37 per barrel at June 30, 2020 to $43.63 per barrel at September 30, 2020 together with adverse changes in differentials received in both fields. The first-day-of-the-month average oil price as of September 30, 2020 was heavily influenced by the extremely low oil prices realized in March through May of 2020 combined with the roll off of high oil prices during the quarter ended September 30, 2019.

Note 6 — Other Assets

	September 30, 2020	June 30, 2020
Royalty rights	$108,512	$108,512
Less: Accumulated amortization of royalty rights	(64,429)	(61,037)
Investment in Well Lift Inc., at cost	108,750	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(160,872)	(157,084)
Right of use asset under operating lease	161,125	161,125
Less: Accumulated amortization of right of use asset	(55,273)	(43,932)
Net operating loss carryback (Note 11 – Income Taxes)	512,042	—
Software license	20,662	20,662
Less: Accumulated amortization of software license	(16,072)	(14,350)
Other assets, net	$783,417	$291,618
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
Note 7 — Accrued Liabilities and Other

	September 30, 2020	June 30, 2020
Accrued incentive and other compensation	$228,593	$176,636
Accrued franchise taxes	124,928	100,978
Accrued ad valorem taxes	162,000	108,000
Payable for settled derivatives	320,292	265,188
Operating lease liability, current	55,470	54,290
Asset retirement obligations due within one year	121,627	—
Accrued - other	11,554	11,556
Accrued liabilities and other	$1,024,464	$716,648

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 8 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we expect to incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. Presently, the Delhi field operator is abandoning two wells and we expect the Hamilton Dome operator to plug two wells during the next twelve months. The following is a reconciliation of the beginning and ending asset retirement obligations for the three months ended September 30, 2020 and for the year ended June 30, 2020:

	September 30, 2020		June 30, 2020
Asset retirement obligations — beginning of period	$2,588,894		$1,610,845
Liabilities incurred	—		944,278	(b)
Liabilities settled	—		(86,592)	(c)
Accretion of discount	43,602		146,504
Revision of previous estimates	91,608	(a)	(26,141)
Asset retirement obligations — end of period	$2,724,104		$2,588,894
Less: current asset retirement obligations	121,627		—
Long-term portion of asset retirement obligations	$2,602,477		$2,588,894

(a) Two non-scheduled Delhi wells currently being abandoned.
(b) Liabilities incurred in fiscal 2020 were primarily due to our acquisition of our Hamilton Dome interest.
(c) The operator abandoned one well in the Delhi field and four wells in the Hamilton Dome field.
Note 9 — Stockholders’ Equity

 Common Stock

As of September 30, 2020, we had 32,953,837 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. We paid dividends of $823,846 and $3,306,408 to our common stockholders during the three months ended September 30, 2020 and 2019, respectively. The following table reflects the dividends paid within the respective three-month periods:

Common Stock Cash Dividends per Share	2020	2019
First quarter ended September 30,	$0.025	$0.10

In May 2015, the Board of Directors approved a share repurchase program covering up to $5.0 million of the Company's common stock. Since inception of the program through September 30, 2020, the Company spent $4.0 million to repurchase 706,858 common shares at an average price of $5.72 per share. There were no shares purchased under this program during the three months ended September 30, 2020. Under the program's terms, shares are repurchased only on the open market and in accordance with the requirements of the SEC. Such shares are initially recorded as treasury stock, then subsequently canceled. The timing and amount of repurchases depends upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and it may be suspended or discontinued at any time.

During the three months ended September 30, 2020 and 2019, the Company also acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll tax withholding obligations. The treasury shares were subsequently canceled. Such shares were valued at fair market value on the date of vesting. The following table shows all treasury stock purchases in the respective periods:

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

	Three Months Ended September 30,
	2020	2019
Number of treasury shares acquired	2,632	231,376
Average cost per share	$2.79	$5.89
Total cost of treasury shares acquired	$7,348	$1,362,424

 Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2020, all common stock dividends were treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2021, we expect all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on our reasonable expectations as of September 30, 2020 and are subject to change based on our final tax calculations at the end of the fiscal year.
Note 10 — Stock-Based Incentive Plan
The Evolution Petroleum Corporation 2016 Equity Incentive Plan ("2016 Plan"), approved in the December 2016 annual meeting, authorized the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. As of September 30, 2020, 390,489 shares remained available for grant under the 2016 Plan. Subsequent to September 30, 2020, the Company's Board of Directors approved that a vote be held at the December 9, 2020 annual meeting to approve an amendment to the 2016 Plan to increase the number of shares available for issuance by 2,500,000 shares.

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

No equity awards were granted during three months ended September 30, 2020.

During the three months ended September 30, 2019, the chief executive officer upon his employment received 48,872 shares of serviced-based restricted common stock, which vests in three equal amounts on June 30, 2020, 2021 and 2022, and was also awarded a total of 200,000 market-based restricted stock units consisting of four equal tranches, each of which may vest only if its respective stock price requirement is met before the award term expires. Each tranche has a separate stated price requirement and respective vesting will occur only if, before July 1, 2023, the ninety-day trailing average Company stock share price equals or exceeds its tranche price requirement.

Service-based awards vest with continuous employment by the Company, generally in annual installments over terms of three to four years. Awards to the Company's directors have one-year cliff vesting. Restricted Stock grants which vest based on service are valued at the fair market value on the date of grant and amortized over the service period.

Performance-based grants vest upon the attainment of earnings, revenue, and other operational goals and require that the recipient remain an employee or director of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on third-party independent assessment of the grant date fair value and when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the term of the award. As of September 30, 2020, there were no performance-based awards outstanding.

Many of our past market-based awards could vest if their respective two- or three-year trailing total returns on the Company’s common stock exceed the corresponding total returns of various quartiles of indices consisting of peer companies.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

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
For market-based awards granted during the three months ended September 30, 2019, the assumptions used in the Monte Carlo simulation valuations, expected lives and fair values were as follows:

September 30,
2019
Weighted average fair value of market-based awards granted	$3.50
Risk-free interest rate	1.87%
Expected vesting term in years	1.35
Expected volatility	43.7%
Dividend yield	6.0%
Unvested Restricted Stock awards at September 30, 2020 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	128,295	$5.82
Market-based awards	111,094	4.51
Unvested Restricted Stock at September 30, 2020	239,389	$5.21

The following table sets forth the Restricted Stock transactions for the three months ended September 30, 2020:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2020	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2020	285,028	$5.53
Service-based shares granted	—	—
Market-based shares granted	—	—
Vested	(45,639)	7.17
Forfeited	—	—
Unvested Restricted Stock at September 30, 2020	239,389	$5.21	$787,175	1.61
Unvested Contingent Restricted Stock awards table below consists solely of market-based awards:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2020	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2020	200,000	$3.50
Unvested contingent shares at September 30, 2020	200,000	$3.50	$70,542	0.35
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended September 30, 2020 and 2019 was $300,351 and $332,013, respectively.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 11 — Income Taxes
We file a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.
There were no unrecognized tax benefits, nor any accrued interest or penalties associated with unrecognized tax benefits during any periods presented in these unaudited consolidated condensed financial statements. We believe that we have appropriate support for the income tax positions taken and to be taken on the Company's tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the fiscal years ended June 30, 2016 through June 30, 2019 for federal tax purposes and for the fiscal years ended June 30, 2015 through June 30, 2019 for state tax purposes. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.
At September 30, 2020, the Company had a $3.1 million receivable for remaining income tax refunds related to amended federal and state tax returns for the years ended June 30, 2017, and 2018 filed in late fiscal 2020 for Enhanced Oil Recovery credits related to our Delhi field interests.
For the three months ended September 30, 2020, we recognized income tax benefit of $2.3 million and had an effective tax rate of 24.4% compared to income tax expense of $0.5 million and an effective tax rate of 15.6% for the three months ended September 30, 2019. During the three months ended September 30, 2020, we recognized a $0.5 million federal net operating loss carryback (Note 6 – Other Assets) and intend to request its refund when we file our fiscal 2021 Federal return. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation, and other permanent differences. For both periods, our respective statutory federal tax rate was 21%.
Note 12 — Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,
	2020	2019
Numerator
Net income (loss) attributable to common stockholders	$(7,135,148)	$2,792,820
Denominator
Weighted average number of common shares — Basic	32,955,656	33,126,645
Effect of dilutive securities:
Contingent restricted stock grants	—	7,727
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	32,955,656	33,134,372

Net earnings (loss) per common share — Basic	$(0.22)	$0.08
Net earnings (loss) per common share — Diluted	$(0.22)	$0.08

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2020
Contingent Restricted Stock grants	$—	200,000

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2019
Contingent Restricted Stock grants	$—	200,000

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
As of September 30, 2020, the Company's elected commitment and borrowing base were $27 million. However, our ability to access the borrowing base is subject to, and currently limited by, the Company's compliance with certain financial covenants, including a debt service ratio covenant described below. As a consequence of declining oil prices adversely impacting our EBITDA upon which the debt service ratio is calculated, our availability was limited to approximately $12 million at September 30, 2020. We were in compliance with all financial covenants and there were no amounts outstanding under the Facility at September 30, 2020, which is secured by substantially all of the Company's Delhi and Hamilton Dome field assets.
Under the Facility the borrowing base is redetermined semiannually. On November 2, 2020, the Company completed its fall redetermination of the Facility extending the facility three years and resulting in a decrease of the borrowing base to $23 million, which remains undrawn. See Note 17 - Subsequent Event for additional information.
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
In connection with the Facility, the Company incurred $168,972 of past debt issuance costs. Such costs were capitalized in "Other Assets, net" and are being amortized to expense. The unamortized balance in debt issuance costs related to the Facility was $8,100 as of September 30, 2020.
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
Note 15 – Derivatives
It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of September 30, 2020, the Company did not post collateral under its one open derivative contract as trades were uncollateralized.
The Company may utilize fixed-price swaps or costless put/call collars to hedge a portion of its anticipated future production. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for the volumes under contract. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract, and a purchased put that establishes a minimum price. The Company has elected not to designate its open derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of the derivative contracts and all payments and receipts on settled derivative contracts in “Net

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

loss on derivative contracts” on the unaudited consolidated condensed statements of operations.

	Three Months Ended September 30,
	2020	2019
Realized (gain) loss	$1,151,576	$—
Unrealized (gain) loss	(816,610)	—
Net (gain) loss on derivative contracts	$334,966	$—
The Company’s derivative contract is recorded at fair market value and is included in the unaudited consolidated condensed balance sheets as an asset or a liability. Refer to Note 16 – Fair Value Measurement for the table summarizing the location and fair value amounts of the Company’s open derivative contract in the consolidated balance sheet as of September 30, 2020. The Company did not have any open positions as of September 30, 2019.
The following sets forth a summary of the Company’s open crude oil derivative positions as of September 30, 2020.

Period	Type of Contract	Volumes in Barrels	Price / Price Range	Weighted Average Floor Price per Bbl.	Weighted Average Ceiling Price per Bbl.
October 2020 to December 2020	Fixed-Price Swap	128,800	$32	$32	$—
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
Note 16 – Fair Value Measurement

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
Fair Value of Derivative Instruments. The Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s consolidated balance sheets, but also the impact of the Company’s nonperformance risk on its own liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 – Fair Value Measurement ("ASC 820") establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable (Level 1), market corroborated (Level 2), or generally unobservable (Level 3). The Company classifies fair value balances based on the observability of those inputs.
As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment; this may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented in this report. The table below sets forth the Company’s derivative assets and liabilities whose fair value measurements all reflect Level 2

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

inputs as of September 30, 2020. The Company did not have any open positions at September 30, 2019.

	September 30, 2020
(Asset) Liability	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheets
Current derivative contract assets	$—	—	$—
Current derivative contract liabilities	1,094,734	—	1,094,734
Total derivative contract liabilities	$1,094,734	—	$1,094,734
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
Note 17 – Subsequent Event
On November 2, 2020, the Company entered into the Fifth Amendment to its senior secured credit agreement originally entered into on April 11, 2016 (the "Fifth Amendment"). The Fifth Amendment extended the maturity date of the existing credit agreement to April 9, 2024, and added a minimum floor of 0.25% for all London Interbank Offered Rate ("LIBOR") loans. In addition, the Fifth Amendment reaffirmed the Company's borrowing base of up to $23 million, down from the previous borrowing base of $27 million, as a result of the fall re-determination process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Liquidity and Capital Resources
Results of Operations
Critical Accounting Policies and Estimates
Commonly Used Terms
"Current quarter" refers to the three months ended September 30, 2020, the Company's first quarter of fiscal 2021.
"Prior quarter" refers to the three months ended June 30, 2020, the Company's fourth quarter of fiscal 2020.
"Year-ago quarter" refers to the three months ended September 30, 2019, the Company's first quarter of fiscal 2020.
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
On November 1, 2019, the Company acquired mineral interests in the Hamilton Dome field consisting of a 23.5% working interest, with an associated 19.7% revenue interest (inclusive of a small overriding royalty interest). The field is operated by Merit Energy Company ("Merit"), a private oil and gas company, that owns the vast majority of the remaining working interest in Hamilton Dome field.
Highlights for our First Quarter of Fiscal 2021 and Operations Update

•Paid 28th consecutive quarterly cash dividend on common shares and declared the next dividend payment of $0.025 per share, payable on December 31, 2020.
•Recorded total revenues of $5.6 million for the current quarter, a 67% increase from the prior quarter.
•Generated operational cash flow in excess of quarterly dividend and ended the current quarter with $19.8 million in cash and remained debt free.
•Denbury Resources, Inc., the operator of Evolution's Delhi field, announced that it had completed its financial restructuring and emerged from Chapter 11 bankruptcy.
•Recorded a $9.6 million impairment as a result of the 12-month rolling average price for crude oil decreasing from $47.37 per barrel at June 30, 2020 to $43.63 per barrel at September 30, 2020 as well as reduced oil differentials.
•Purchased CO2 supply came back online at Delhi as pipeline repairs were recently completed. Purchased CO2 started flowing again on October 26, 2020 at an initial restricted rate of approximately 65 MMcf per day.

Overview
In early March 2020, crude oil prices declined sharply as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global pandemic caused by COVID-19. The Company expects the price of crude oil to remain volatile as evidenced by the 46% increase in the average WTI price for the three months ended September 30, 2020 as compared to the prior quarter as well as the continued volatility in the futures market. We cannot predict the duration of such volatility nor the current supply-demand imbalance, but must be prepared for crude oil prices to remain depressed for an extended period and for its potential effects on our business, financial condition, results of operations, and cash flows.

Gross oil production for the Company averaged approximately 6,538 BOPD during the quarter, a 1.3% decrease from the prior quarter primarily due to lower Delhi oil production as a result of the suspension of CO2 purchases from late February through the end of October 2020. The decrease is partially offset by increased Hamilton Dome production due to the partial restoration of previously shut-in wells. Consistent with the prior quarter, there were no CO2 purchases in the current quarter. The pipeline that supplies CO2 to the Delhi field was shut-in on February 22, 2020, when a pressure loss was detected and CO2 purchases were temporarily suspended. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. The recycle facilities continue to operate as usual. The pipeline is owned and operated by Denbury Resources and Evolution does not have any ownership in the portion of the pipeline under repair, which is upstream of the Delhi field. In October 2020, Denbury Resources completed repairs to the pipeline and resumed flowing CO2 on October 26, 2020 at the initial restricted rate of approximately 65 MMcf per day, about 67% of the level prior to the shut-in due to other supply constraints that are expected to be resolved in the next six months.

Gross NGL production for the quarter was approximately 994 BOEPD, a 9.4% decrease from the prior quarter. The decrease is primarily due to a planned shut down and maintenance project at the Delhi field NGL plant that was completed in early September, as well as unplanned power outages.

The Company recorded quarterly net loss of $7.1 million, or $0.22 per diluted share, compared to $2.3 million, or $0.07 per diluted share, in the prior quarter. The increase in the Company's net loss was impacted by the the full cost ceiling impairment recorded at September 30, 2020 driven by the severe decline in oil price partially offset by an increase in the Company's average realized price per barrel of oil.

These items, and others, are further discussed below.

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.1 of our Form 10-K for the year ended June 30, 2020.
Full Cost Pool Ceiling Test and Impairment
At September 30, 2020, we recorded a $9.6 million impairment as a result of our capitalized costs of oil and gas properties exceeding the full cost valuation ceiling. If oil prices remain at or near the current levels for the remainder of fiscal 2021, we currently expect that we would also record write-downs in the subsequent two quarters in fiscal 2021, as the 12-month first-day-of-the-month average price for crude oil used in determining the full cost ceiling value will continue to decline. The ceiling test impairment was primarily driven by a decrease in the 12-month trailing average price for crude oil used in the ceiling test calculation, from $47.37 per barrel at June 30, 2020 to $43.63 per barrel at September 30, 2020 as well as reduced oil differentials.
Under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the amortization base, plus the cost of unproved properties excluded from amortization, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test at September 30, 2020 were $43.63 per barrel of oil and $7.85 per barrel of natural gas liquids. The first-day-of-the-month average oil price as of September 30, 2020 was heavily influenced by the extremely low oil prices realized in March through May of 2020 compared to the much higher oil prices realized in the first two quarters of fiscal 2020 which will materially affect the first-day-of-the-month oil calculation through the third quarter of fiscal 2021 as the trailing twelve month average price is rolled forward each quarter.

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
The nature of the COVID-19 pandemic makes it extremely difficult to predict the impact on the Company’s business and operations. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy, especially the oil and natural gas industry. In 2020, primarily driven by the COVID-19 pandemic and actions taken by OPEC+, the benchmark price of WTI dropped significantly. The Company expects the price of crude oil to remain volatile as evidenced by the 46% increase in the average WTI price for the three months ended September 30, 2020 as compared to the prior quarter as well as the continued volatility in the futures market. Uncertainty regarding the future actions of foreign oil producers, such as Saudi Arabia and Russia, and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil is also contributing to the recent decline in oil prices. In addition, future legislative or regulatory changes as a result of the United States election in 2020 may result in increased costs and decreased revenues, cash flows and liquidity. Companies that operate wells in which we own a working interest are subject to extensive federal regulation. The Company, as a working interest owner, is therefore indirectly subject to these same regulations. New or changed laws and regulations could have a material adverse effect on our business.
Currently, none of the Company’s property interests are operated by the Company and involve other third-party working interest owners. As a result, the Company has limited ability to influence or control the operation or future development of such properties. In light of the current price and economic environment, the Company continues to be proactive with its third-party operators to review spending and alter plans as appropriate.
The Company is focused on maintaining its operations and system of controls remotely and has implemented its business continuity plans in order to allow its employees to securely work from home. The Company was able to transition the operation of its business with minimal disruption and to maintain its system of internal controls and procedures.
Liquidity and Capital Resources
At September 30, 2020, the Company had $19.8 million in cash and cash equivalents, compared to $19.7 million of cash and cash equivalents at June 30, 2020.

In addition, the Company has a senior secured reserve-based credit facility (the "Facility") with a maximum capacity of $50 million subject to a borrowing base determined by the lender based on the value of our oil and gas properties. As of September 30, 2020, the Company's elected commitment and borrowing base were $27 million. However, our ability to access the borrowing base is subject to, and currently limited by, the Company's compliance with certain financial covenants, including a debt service ratio covenant described below. As a consequence of declining oil prices adversely impacting our EBITDA upon which the debt service ratio is calculated, our availability under the facility was limited to $12 million at September 30, 2020. A continuation of low oil prices will severely exacerbate the impact of these covenant limitations thereby significantly reducing future availability. We were in compliance with all financial covenants and there were no amounts outstanding under the Facility at September 30, 2020.
There are no borrowings outstanding under the Facility, which matures on April 11, 2021. The Facility is secured by substantially all of the Company's reserves. Effective as of November 2, 2020, the Company completed its annual fall redetermination, and extended the facility an additional three years. As expected from the lower oil price environment, the redetermination of the borrowing base resulted in a decrease from $27 million to $23 million; however availability is subject to, and currently limited by, the Company's financial covenants, including a debt service ratio covenant as described below. The facility remains fully undrawn.
Any future borrowings bear interest, at the Company's option, at either the London Interbank Offered Rate ("LIBOR") plus 2.75% or the Prime Rate, as defined under the Facility, plus 1.0%. The Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a debt service coverage ratio of not less than 1.1 to 1.0 and (iii) a consolidated tangible net worth of not less than $50.0 million, each as defined in the Facility. The Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2020, the Company was in compliance with all covenants contained in the Facility.

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
The Company is pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, the Company has access to an undrawn borrowing base available under its senior secured credit facility which is subject to, and currently limited by, the Company's financial covenants. The Company also has an effective shelf registration statement with the SEC under which the Company may issue up to $500 million of new debt or equity securities.
The Board of Directors instituted a cash dividend on common stock in December 2013. The Company has since paid twenty-eighth consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of the Company’s financial strategy, and it is the Company's long-term goal to increase dividends over time, as appropriate. However, due to the potential to pursue other opportunities at discounted prices during the current industry downturn, the Board of Directors believed it was prudent to adjust its quarterly dividend rate from $0.10 per share to $0.025 per share, effective in the quarter ending June 30, 2020. The reduction in the dividend rate is expected to allow the Company to conserve cash for additional financial flexibility while continuing to reward shareholders with a yield of approximately 4% at current stock price levels. As in the past, the Company intends to return to higher dividend levels after the industry emerges from the current economic climate.

In May 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company’s common stock. The Company monitors its stock price and looks to opportunistically purchase its common stock when market conditions are deemed to be appropriate. During the three months ended September 30, 2020, there we no shares purchased by the Company.
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
During the three months ended September 30, 2020, the Company funded operations, capital expenditures, and cash dividends with cash generated from operations. As of September 30, 2020, working capital was $21.5 million, an increase of $0.5 million over working capital of $21.0 million at June 30, 2020. The Company was able to preserve its balance sheet and generate positive cash flows for the three months ended September 30, 2020 through a combination of the 67% increase in total revenues compared to the three months ended June 30, 2020, previously announced reduction in the Company's cash dividend rate from $0.10 per share to $0.025 per share and various cost cutting initiatives partially offset by a $1.2 million realized loss on the Company’s derivative contract it entered into in April 2020 and a 3.6% reduction in the Company’s equivalent production for the quarter.
Capital Expenditures
For the three months ended September 30, 2020, we incurred $0.2 million for Delhi field capital maintenance and plugging activities. Based on discussions with the Delhi and Hamilton Dome operators, we expect to continue to perform conformance workover projects and will likely incur additional maintenance capital expenditures, primarily at the Delhi field. Such amounts are not known or approved but we expect such expenditures to be in the range of $0.75 million to $1.0 million during fiscal 2021. In addition, we have planned for Delhi Phase V development expenditures of approximately $1.9 million to be incurred in fiscal 2021. Phase V development expenditures are expected to total $8.6 million with $3.7 million to be incurred in 2022 and the remainder over the next two years.
Our proved undeveloped reserves at June 30, 2020 included 1.86 MMBOE of reserves and approximately $8.6 million of future development costs associated with Phase V development in the eastern portion of the field. Such development requires participation by both the operator and the Company. Based on our discussions with the operator, we expect drilling to commence in the fourth quarter of fiscal 2021, but the timing of Phase V is also dependent, in part, on the field operator's available funds and capital spending plans and priorities within its portfolio of properties.
Funding for our anticipated capital expenditures over the next 12 months is expected to be met from cash flows from operations and current working capital.

Cash Flow Activities
Cash provided by operating activities in the current period decreased $3.9 million compared to the same year-ago period due to a $9.9 million decrease in cash provided by net income together with a $6.6 million increase in cash provided by non-cash expenses, and a $0.6 million decrease in cash provided from current operating assets and liabilities.
Cash used in investing activities decreased $0.3 million due principally to lower Delhi field expenditures reflecting the recently concluded operator's bankruptcy and resulting emergence.
During the three months ended September 30, 2020, the $3.8 million decrease in cash used by financing activities was due to a $2.5 million decrease in dividends and a $1.3 million decrease in common share repurchases.
Results of Operations
Three Months Ended September 30, 2020 and 2019
Revenues
Compared to the corresponding year-ago quarter, current quarter revenues decreased 38.9% primarily due to 36.6% decrease in the Company's realized equivalent price per BOE together with a 3.6% decrease in production as the increase in volume due to the November 1, 2019 Hamilton Dome acquisition was offset by a volume decrease at the Delhi field. The natural decline of the Delhi field has been temporarily reduced by the shut-in of the CO2 supply pipeline from late February through the end of October as discussed in "Lease Operating Costs" below. The Company’s average realized oil price was lower primarily due to the decline in WTI pricing. The Company’s Hamilton Dome production typically trades at a discount to WTI due to its specific gravity and sulfur content. Reflecting excess market supply, current quarter Delhi field production sold at a discount to WTI compared to a premium in the year-ago quarter.
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019	Variance	Variance %
Oil and gas production
Crude oil revenues	$5,379,161	$8,845,504	$(3,466,343)	(39.2)%
NGL revenues	216,026	305,944	(89,918)	(29.4)%
Natural gas revenues	189	767	(578)	(75.4)%
Total revenues	$5,595,376	$9,152,215	$(3,556,839)	(38.9)%

Crude oil volumes (Bbl)	145,657	149,107	(3,450)	(2.3)%
NGL volumes (Bbl)	23,724	26,516	(2,792)	(10.5)%
Natural gas volumes (Mcf)	130	356	(226)	(63.5)%
Equivalent volumes (BOE)	169,403	175,682	(6,279)	(3.6)%

Crude oil (BOPD, net)	1,583	1,621	(38)	(2.3)%
NGLs (BOEPD, net)	258	288	(30)	(10.4)%
Natural gas (BOEPD, net)	—	1	(1)	n.m.
Equivalent volumes (BOEPD, net)	1,841	1,910	(69)	(3.6)%

Crude oil price per Bbl	$36.93	$59.32	$(22.39)	(37.7)%
NGL price per Bbl	9.11	11.54	(2.43)	(21.1)%
Natural gas price per Mcf	1.45	2.15	(0.70)	(32.6)%
Equivalent price per BOE	$33.03	$52.10	$(19.07)	(36.6)%
n. m. Not meaningful.

Net (Gain) Loss on Derivative Contracts
Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in crude oil prices. This amount represents the (i) (gain) loss related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) (gains) losses on settlements of derivative contracts for positions that have settled or been realized.

	Three Months Ended September 30,
	2020	2019	Variance	Variance %
Oil Derivative Contracts
Realized (gain) loss on derivatives, net	$1,151,576	$—	$1,151,576	n.m.
Unrealized (gain) loss on derivatives	(816,610)	—	(816,610)	n.m.
Net (gain) loss on derivatives contracts	$334,966	$—	$334,966	n.m.

Crude oil price per Bbl (including impact of realized derivatives)	$29.02
n. m. Not meaningful.
Lease Operating Costs
Lease operating costs are presented in two components: CO2 costs for the Delhi field and other lease operating costs for both the Delhi and Hamilton Dome fields.

	Three Months Ended September 30,
	2020	2019	Variance	Variance %
CO2 costs (a)	$—	$1,284,767	$(1,284,767)	(100.0)%
Other lease operating costs	2,397,924	1,805,322	592,602	32.8%
Total lease operating costs	$2,397,924	$3,090,089	$(692,165)	(22.4)%

CO2 costs per BOE	$—	$7.31	$(7.31)	(100.0)%
All other lease operating costs per BOE	14.16	10.28	3.88	37.7%
Lease operating costs per BOE	$14.16	$17.59	$(3.43)	(19.5)%
(a) Under our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

	Three Months Ended September 30,
	2020	2019	Variance	Variance %
CO2 costs per mcf	$—	$0.84	$(0.84)	(100.0)%
CO2 volumes (MMcf per day, gross)	—	69.7	(69.7)	(100.0)%

Compared to the year-ago quarter, CO2 costs declined $1.3 million. The pipeline that supplies CO2 to the Delhi field was shut in on February 22, 2020 when a pressure loss was detected, and subsequently, CO2 purchases were temporarily suspended. CO2 purchases historically provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. The recycle facilities continue to operate as usual. The pipeline is owned and operated by Denbury Resources, and the Company does not have any ownership in the portion of the pipeline under repair, which is upstream of the Delhi field.
Compared to the year-ago quarter, "Other lease operating costs" increased by $0.6 million primarily due to the Hamilton Dome field acquired on November 1, 2019, whereas during the year-ago quarter the Company did not have any ownership in the Hamilton Dome field. The Delhi field’s “Other lease operating costs” were $0.3 million lower compared to the year-ago quarter primarily due to lower workover, labor and chemical expenses.
On a total cost per BOE basis, Delhi field costs decreased 33.8% to $11.64 per BOE in the current quarter, primarily due to a 100.0% decline in CO2 cost per BOE, partially offset by a 13% increase in other lease operating costs per BOE.
Hamilton Dome field costs per BOE was $23.38 in the current quarter.

Depletion, Depreciation, and Amortization ("DD&A")
Total DD&A expense was 2.7% lower compared to the same year-ago quarter due to an 3.9% decrease in the oil and gas DD&A amortization attributable to the 3.6% decrease in equivalent barrel volumes compared to the year-ago quarter.

	Three Months Ended September 30,
	2020	2019	Variance	Variance %
DD&A of proved oil and gas properties	$1,362,085	$1,417,754	$(55,669)	(3.9)%
Depreciation of other property and equipment	1,810	2,322	(512)	(22.0)%
Amortization of intangibles	3,391	3,391	—	—%
Accretion of asset retirement obligations	43,602	26,287	17,315	65.9%
Total DD&A	$1,410,888	$1,449,754	$(38,866)	(2.7)%

Oil and gas DD&A rate per BOE	$8.04	$8.07	$(0.03)	(0.4)%
Proved Property Impairment
The Company recorded a proved property impairment of $9.6 million during the current quarter primarily as a result of the decline in the price of oil over the past twelve months. The Company utilizes the full cost method of accounting for its oil and gas properties under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the amortization base, plus the cost of unproved properties excluded from amortization, as adjusted for related income tax effects (the valuation “ceiling”). The prices used in calculating our ceiling test at September 30, 2020 were $43.63 per barrel of oil and $7.85 per barrel of natural gas liquids compared to $47.37 per barrel of oil and $9.00 per barrel of natural gas liquids at June 30, 2020.
General and Administrative Expenses
For the three months ended September 30, 2020, expenses of $1.3 million decreased slightly compared to the year-ago quarter, primarily due to lower noncash stock-based compensation and business development expenses.
Other Income and Expenses
Other income and expense (net) decreased due primarily lower interest income.

	Three Months Ended September 30,
	2020	2019	Variance	Variance %
Interest and other income	14,426	66,129	(51,703)	(78.2)%
Interest expense	(22,032)	(29,345)	7,313	(24.9)%
Total other income (expense), net	$(7,606)	$36,784	$(44,390)	(120.7)%
Net Income (Loss)
Net income (loss) attributable to common stockholders for the three months ended September 30, 2020 decreased $9.9 million to $7.1 million compared to the same year-ago quarter. Pre-tax income decreased due to the aforementioned revenue and expense variances. Our income tax provision decreased primarily due to lower pre-tax income partially offset by a lower effective tax rate due to lower depletion in excess of basis and lower state income taxes.

	Three Months Ended September 30,
	2020	2019	Variance	Variance %
Income (loss) before income taxes	(9,437,326)	3,310,803	(12,748,129)	(385.0)%
Income tax provision (benefit)	(2,302,178)	517,983	(2,820,161)	(544.5)%
Net income (loss) attributable to common stockholders	$(7,135,148)	$2,792,820	$(9,927,968)	(355.5)%
Income tax provision (benefit) as percentage of income (loss) before income taxes	24.4%	15.6%

Critical Accounting Policies and Estimates
See our Critical Accounting Policies and Estimates as disclosed within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2020 Form 10-K. For recently adopted and recently issued accounting pronouncements from the Financial Accounting Standards Board, please see Note 2 – Summary of Significant Accounting Policies herein.
Item 3.  Quantitative and Qualitative Disclosures About Market Risks
Information about market risks for the three months ended September 30, 2020, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2020.
Derivative Instruments and Hedging Activity
We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil, natural gas, and natural gas liquids prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we monitor commodity prices to identify the potential need for the use of derivative financial instruments to provide partial protection against declines in oil prices. We do not enter into derivative contracts for speculative trading purposes. In early March 2020, oil prices declined rapidly. As a consequence of unprecedented commodity price volatility and uncertainty, on April 6, 2020, we elected to enter into NYMEX WTI oil swaps covering approximately 42,000 barrels per month for the period of April 2020 through December 2020, at a fixed swap price of $32.00 per barrel. The fixed price swap contracts will significantly reduce volatility in our near-term realized oil price and resulting revenues, thus supporting our current business plans and objectives.
We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of September 30, 2020, we did not post collateral under our derivative contract as it is an uncollateralized trade. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 15 - Derivatives to our unaudited consolidated condensed financial statements for more details.
Interest Rate Risk
We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents. Under our current policies, we do not use interest rate derivative instruments to manage exposure to interest rate changes.
Item 4. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to this Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2020, we have determined there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended June 30, 2020 includes a detailed description of our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
During the quarter ended September 30, 2020, the Company purchased shares of common stock in the open market under its share repurchase program and also received shares of common stock from employees of the Company to pay their share of payroll taxes arising from the vesting of restricted stock and contingent restricted stock. The table below summarizes information about the Company's purchases of its equity securities during the quarter ended September 30, 2020.

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2020	—	$—	Not applicable	$1.0 million
August 2020	—	$—	Not applicable	$1.0 million
September 2020	2,632	$2.79	Not applicable	$1.0 million
Total	2,632
(1)During the current quarter the Company received 2,632 shares of common stock surrendered by employees to pay their payroll tax liabilities arising from the vesting of restricted stock and contingent restricted stock.
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
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
A.            Exhibits

10.1	Fifth Amendment to Credit Agreement dated April 11, 2016, between Evolution Petroleum Corporation and Midfirst Bank effective November 2, 2020 (filed herein)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION PETROLEUM CORPORATION
(Registrant)

	By:	/s/ Jason E. Brown
Jason E. Brown
President and Chief Executive Officer

Date: November 6, 2020