Form 10-Q
period 2020-12-31
EVOLUTION PETROLEUM CORP
filed 2021-02-04
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
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
33,490,550 shares outstanding of common stock, par value $0.001, as of January 29, 2021.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	December 31, 2020	June 30, 2020
Assets
Current assets
Cash and cash equivalents	$19,035,092	$19,662,528
Receivables from oil and gas sales	2,507,048	1,919,213
Receivables of federal and state income taxes	3,112,772	3,243,271
Prepaid expenses and other current assets	400,438	491,686
Total current assets	25,055,350	25,316,698
Property and equipment, net of depreciation, depletion, amortization, and impairment
Oil and natural gas properties, net—full-cost method of accounting, of which none were excluded from amortization	39,270,735	66,512,281
Other property and equipment, net	14,019	17,639
Total property and equipment, net	39,284,754	66,529,920
Other assets, net	361,904	291,618
Total assets	$64,702,008	$92,138,236
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,051,812	$1,471,679
Accrued liabilities and other	1,376,121	716,648
Derivative contract liabilities	—	1,911,343
State and federal income taxes payable	53,190	179,189
Total current liabilities	3,481,123	4,278,859
Long term liabilities
Deferred income taxes	5,294,276	11,061,023
Asset retirement obligations	2,646,682	2,588,894
Operating lease liability	51,201	84,978
Total liabilities	11,473,282	18,013,754
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; 33,490,550 and 32,956,469 shares issued and outstanding, respectively	33,490	32,956
Additional paid-in capital	41,901,421	41,291,446
Retained earnings	11,293,815	32,800,080
Total stockholders’ equity	53,228,726	74,124,482
Total liabilities and stockholders’ equity	$64,702,008	$92,138,236

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenues
Crude oil	$5,462,783	$8,974,237	$10,841,944	$17,819,741
Natural gas liquids	305,200	406,634	521,226	712,578
Natural gas	169	744	358	1,511
Total revenues	5,768,152	9,381,615	11,363,528	18,533,830
Operating costs
Lease operating costs	3,005,413	4,234,605	5,403,337	7,324,694
Depreciation, depletion, and amortization	1,358,168	1,461,049	2,769,056	2,910,803
Proved property impairment	15,189,459	—	24,792,079	—
Net loss on derivative contracts	279,679	—	614,645	—
General and administrative expenses *	1,845,699	1,436,197	3,124,397	2,774,550
Total operating costs	21,678,418	7,131,851	36,703,514	13,010,047
Income (loss) from operations	(15,910,266)	2,249,764	(25,339,986)	5,523,783
Other
Interest and other income	11,217	52,941	25,643	119,070
Interest expense	(19,622)	(29,345)	(41,654)	(58,690)
Income (loss) before income taxes	(15,918,671)	2,273,360	(25,355,997)	5,584,163
Income tax provision (benefit)	(3,208,664)	508,442	(5,510,842)	1,026,425
Net income (loss) attributable to common stockholders	$(12,710,007)	$1,764,918	$(19,845,155)	$4,557,738
Earnings (loss) per common share
Basic	$(0.38)	$0.05	$(0.60)	$0.14
Diluted	$(0.38)	$0.05	$(0.60)	$0.14
Weighted average number of common shares outstanding
Basic	33,106,885	32,988,737	33,031,270	33,057,691
Diluted	33,106,885	32,988,737	33,031,270	33,061,555

* General and administrative expenses for the three months ended December 31, 2020 and 2019 included non-cash stock-based compensation expenses of $317,506 and $236,190, respectively. For the six months ended December 31, 2020 and 2019, non-cash stock-based compensation expenses were $617,857and $568,203, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net income (loss) attributable to the Company	$(19,845,155)	$4,557,738
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,769,056	2,910,803
Proved property impairment	24,792,079	—
Stock-based compensation	617,857	568,203
Settlement of asset retirement obligations	(100,389)	(26,773)
Deferred income taxes	(5,766,747)	40,252
Net loss on derivative contracts	614,645	—
Payments made for derivative settlements	(2,137,225)	—
Other	7,475	32,149
Changes in operating assets and liabilities:
Receivables	(457,336)	(840,298)
Prepaid expenses and other current assets	91,248	(60,118)
Net operating loss carryback	(110,942)	—
Accounts payable and accrued expenses	875,390	875,929
State and federal income taxes payable	(125,999)	116,173
Net cash provided by operating activities	1,223,957	8,174,058
Cash flows from investing activities
Acquisition of oil and natural gas properties	—	(9,337,716)
Capital expenditures for oil and natural gas properties	(182,935)	(1,080,874)
Net cash used in investing activities	(182,935)	(10,418,590)
Cash flows from financing activities
Common stock dividends paid	(1,661,110)	(6,621,194)
Common share repurchases, including shares surrendered for tax withholding	(7,348)	(1,750,839)
Net cash used in financing activities	(1,668,458)	(8,372,033)
Net decrease in cash and cash equivalents	(627,436)	(10,616,565)
Cash and cash equivalents, beginning of period	19,662,528	31,552,533
Cash and cash equivalents, end of period	$19,035,092	$20,935,968

Supplemental disclosures of cash flow information:	Six Months Ended December 31,
	2020	2019
Income taxes paid	$561,852	$1,100,000
Income tax refunds received	130,499	—
Non-cash transactions:
(Decrease) increase in accrued purchases of property and equipment	(54,190)	39,361
Oil and natural gas property costs attributable to the recognition of asset retirement obligations	91,430	871,076

 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
For the Three Months Ended December 31, 2020:
Balance at September 30, 2020	32,953,837	$32,953	$41,584,452	$24,841,086	$—	$66,458,491
Issuance of restricted common stock	536,713	537	(537)	—	—	—
Stock-based compensation	—	—	317,506	—	—	317,506
Net loss attributable to the Company	—	—	—	(12,710,007)	—	(12,710,007)
Common stock cash dividends, $0.025 per share	—	—	—	(837,264)	—	(837,264)
Balance at December 31, 2020	33,490,550	$33,490	$41,901,421	$11,293,815	$—	$53,228,726

For the Six Months Ended December 31, 2020:
Balance at June 30, 2020	32,956,469	$32,956	$41,291,446	$32,800,080	$—	$74,124,482
Issuance of restricted common stock	536,713	537	(537)	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(7,348)	(7,348)
Retirements of treasury stock	(2,632)	(3)	(7,345)	—	7,348	—
Stock-based compensation	—	—	617,857	—	—	617,857
Net loss attributable to common stockholders	—	—	—	(19,845,155)	—	(19,845,155)
Common stock cash dividends, $0.025 per share	—	—	—	(1,661,110)	—	(1,661,110)
Balance at December 31, 2020	33,490,550	$33,490	$41,901,421	$11,293,815	$—	$53,228,726

For the Three Months Ended December 31, 2019:
Balance at September 30, 2019	33,003,134	$33,003	$41,458,682	$37,090,174	$—	$78,581,859
Issuance of restricted common stock	212,750	213	(213)	—	—	—
Forfeitures of restricted stock	(40,870)	(41)	41	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(388,415)	(388,415)
Retirements of treasury stock	(68,026)	(68)	(388,347)	—	388,415	—
Stock-based compensation	—	—	236,190	—	—	236,190
Net income attributable to the Company	—	—	—	1,764,918	—	1,764,918
Common stock cash dividends, $0.10 per share	—	—	—	(3,314,786)	—	(3,314,786)
Balance at December 31, 2019	33,106,988	$33,107	$41,306,353	$35,540,306	$—	$76,879,766

For the Six Months Ended December 31, 2019:
Balance at June 30, 2019	33,183,730	$33,183	$42,488,913	$37,603,762	$—	$80,125,858
Issuance of restricted common stock	271,778	272	(272)	—	—	—
Forfeitures of restricted stock	(49,118)	(49)	49	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(1,750,839)	(1,750,839)
Retirements of treasury stock	(299,402)	(299)	(1,750,540)	—	1,750,839	—
Stock-based compensation	—	—	568,203	—	—	568,203
Net income attributable to common stockholders	—	—	—	4,557,738	—	4,557,738
Common stock cash dividends, $0.10 per share	—	—	—	(6,621,194)	—	(6,621,194)
Balance at December 31, 2019	33,106,988	$33,107	$41,306,353	$35,540,306	$—	$76,879,766
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

Risk and Uncertainties. The Company is continuously monitoring the current and potential impacts of the COVID-19 pandemic on its business, including how it has and may continue to impact its financial results, liquidity, employees, and the operations of the Delhi and Hamilton Dome fields in which we hold non-operated interests. In 2020, primarily driven by the COVID-19 pandemic and actions taken by OPEC+, the benchmark price of WTI declined to levels that adversely impacted our earnings. The Company expects the price of crude oil to remain volatile as evidenced by the continued volatility in the futures market. We cannot predict the duration of such volatility nor the current supply-demand imbalance, but must be prepared for crude oil prices to remain depressed for an extended period and for its potential effects on our business, financial condition, results of operations, and cash flows.

The nature of the COVID-19 pandemic makes it extremely difficult to predict the impact on the Company’s business and operations. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy, especially the oil and natural gas industry. In 2020, primarily driven by the COVID-19 pandemic and actions taken by OPEC+, the benchmark price of WTI dropped significantly. The Company expects the price of crude oil to remain volatile as evidenced by the continued volatility in the futures market. Uncertainty regarding the future actions of foreign oil producers, such as Saudi Arabia and Russia, and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil is also contributing to the recent decline in oil prices. In addition, future legislative or regulatory changes as a result of the United States election in 2020 may result in increased costs and decreased revenues, cash flows and liquidity. New or changed laws and regulations could have a material adverse effect on our business.

In response to the pandemic and the associated negative price impact, both of our operators have taken actions such as reducing operating and capital expenditures. At Hamilton Dome the operator had also temporarily shut-in some producing wells, some of which have subsequently been returned to production. The Company’s property interests are not operated by the Company and involve other third-party working interest owners. As a result, we have limited ability to influence or control the operation or future development of such properties. However, the Company has been proactive with its third-party operators to review spending and alter plans as appropriate.

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
Recently Adopted Accounting Pronouncement - Income Taxes
In December 2019, the FASB issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12) as part of its initiative to reduce complexity in the accounting standards. The amendments in ASU 2019-12 remove certain exceptions related to the incremental approach for intraperiod tax allocation and the general methodology for calculating income taxes in an interim period and reducing diversity in practice for the recognition of enacted changes in tax law. ASU 2019-12 also clarifies and simplifies other aspects of accounting for income taxes. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020; however, early adoption is permissible for periods for which financial statements have not yet been issued. Effective October 1, 2020, the Company prospectively adopted this new standard. Adoption of this standard had no impact on our unaudited condensed financial statements nor would it have had if we had adopted the standard on July 1, 2020.
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
Note 3 — Revenue Recognition
Our revenue is primarily generated from our interests in the Delhi field in Northeast Louisiana and our interests in the Hamilton Dome field in Wyoming. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provided de minimis revenue:

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Revenues
Crude oil	$5,462,783	$8,974,237	$10,841,944	$17,819,741
Natural gas liquids	305,200	406,634	521,226	712,578
Natural gas	169	744	358	1,511
Total revenues	$5,768,152	$9,381,615	$11,363,528	$18,533,830
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
Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received one to two months after production has occurred, which is typical in the industry. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for the sale of the product. Estimated revenue due to the Company is recorded within the "Receivables from oil and gas sales" line item on the accompanying unaudited consolidated condensed balance sheets until payment is received. The accounts receivable balances from contracts with customers are presented on the line "Receivables from oil and gas sales" on the accompanying unaudited consolidated condensed balance sheets. As of December 31, 2020 and June 30, 2020, accounts receivables from oil and gas sales were $2.5 million and $1.9 million, respectively. To estimate accounts receivable from operator contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser. Revenue recognized during the six months ended December 31, 2020, related to performance obligations satisfied in prior reporting periods, was immaterial.
Note 4 — Prepaid Expenses and Other Current Assets

	December 31, 2020	June 30, 2020
Prepaid insurance	$131,818	$289,999
Prepaid subscription and licenses	89,934	67,005
Prepaid federal and state income taxes	155,212	86,208
Prepaid investor relations and other	23,474	48,474
Total prepaid expenses and other current assets	$400,438	$491,686

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 5 — Property and Equipment

	December 31, 2020	June 30, 2020
Oil and natural gas properties:
Property costs subject to amortization	$107,610,555	$107,390,379
Less: Accumulated depreciation, depletion, amortization and impairment	(68,339,820)	(40,878,098)
Oil and natural gas properties, net	$39,270,735	$66,512,281
Other property and equipment:
Furniture, fixtures, and office equipment, at cost	$154,731	$154,731
Less: Accumulated depreciation	(140,712)	(137,092)
Other property and equipment, net	$14,019	$17,639

During the six months ended December 31, 2020 and 2019, the Company incurred capital expenditures of $0.2 million and $1.1 million, respectively.
On November 1, 2019, the Company acquired its 23.51% non-operating working interest and a 19.70% revenue interest in the Hamilton Dome unitized field located in Hot Springs County, Wyoming, from the Merit Energy Company. As a result of this cash purchase combined with its subsequent purchase adjustments, the Company recorded a purchase cost of $9.3 million and also recognized $0.9 million in non-cash asset retirement obligations.
The Company uses the full cost method of accounting for its investment in oil and natural gas properties. All costs of acquisition, exploration, and development of oil and natural gas reserves are capitalized as the cost of oil and natural gas and properties when incurred. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depletion, exceed the discounted future net revenues of proved oil and natural gas reserves, net of deferred taxes, such excess capitalized costs result in an impairment charge.
At December 31, 2020, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended December 31, 2020 of the West Texas Intermediate (WTI) crude oil spot price of $39.54 per barrel, adjusted by market differentials by field. The net price per barrel of NGLs was $8.30, which does not have any single comparable reference index price. The NGL price was based on historical prices received. Using these prices, the Company’s net book value of oil and natural gas properties at December 31, 2020 exceeded the current ceiling. During the three months ended December 31, 2020, the Company recorded $15.2 million of ceiling test impairment charges. The ceiling test impairment was driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $43.63 per barrel at September 30, 2020 to $39.54 per barrel at December 31, 2020 together with adverse changes in differentials received in the Delhi field. The first-day-of-the-month average oil price as of December 31, 2020 was heavily influenced by the extremely low oil prices realized in March through May of 2020 combined with the roll off of high oil prices during the quarter ended December 31, 2019.

At September 30, 2020, the Company recorded a $9.6 million ceiling test impairment charge. The ceiling test impairment was driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation, from $47.37 per barrel at June 30, 2020 to $43.63 per barrel at September 30, 2020 together with adverse changes in differentials received in the Delhi field. The first-day-of-the-month average oil price as of September 30, 2020 was heavily influenced by the extremely low oil prices realized in March through May of 2020 combined with the roll off of high oil prices during the quarter ended September 30, 2019.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 6 — Other Assets

	December 31, 2020	June 30, 2020
Royalty rights	$108,512	$108,512
Less: Accumulated amortization of royalty rights	(67,820)	(61,037)
Investment in Well Lift Inc., at cost	108,750	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(164,661)	(157,084)
Right of use asset under operating lease	161,125	161,125
Less: Accumulated amortization of right of use asset	(66,784)	(43,932)
Net operating loss carryback (Note 11 – Income Taxes)	110,942	—
Software license	20,662	20,662
Less: Accumulated amortization of software license	(17,794)	(14,350)
Other assets, net	$361,904	$291,618
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
Note 7 — Accrued Liabilities and Other

	December 31, 2020	June 30, 2020
Accrued incentive and other compensation	$265,760	$176,636
Accrued retirement costs	211,145	—
Accrued franchise taxes	149,778	100,978
Accrued ad valorem taxes	—	108,000
Payable for settled derivatives	653,951	265,188
Operating lease liability, current	61,667	54,290
Asset retirement obligations due within one year	22,264	—
Accrued - other	11,556	11,556
Accrued liabilities and other	$1,376,121	$716,648

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 8 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we expect to incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. During the six months ended December 31, 2020, the Delhi field operator abandoned two wells. Presently, we expect the Hamilton Dome operator to plug two wells during the next twelve months. The following is a reconciliation of the beginning and ending asset retirement obligations for the six months ended December 31, 2020 and for the year ended June 30, 2020:

	December 31, 2020		June 30, 2020
Asset retirement obligations — beginning of period	$2,588,894		$1,610,845
Liabilities incurred	—		944,278	(c)
Liabilities settled	(99,231)	(a)	(86,592)	(d)
Accretion of discount	87,853		146,504
Revision of previous estimates	91,430	(b)	(26,141)
Asset retirement obligations — end of period	$2,668,946		$2,588,894
Less: current asset retirement obligations	22,264		—
Long-term portion of asset retirement obligations	$2,646,682		$2,588,894

(a) Abandonment of two non-scheduled Delhi field wells.
(b) Upward revisions for two difficult-to-plug Delhi field wells.
(c) Liabilities incurred in fiscal 2020 were primarily due to our acquisition of our Hamilton Dome interest.
(d) The respective operators abandoned one well in the Delhi field and four wells in the Hamilton Dome field.
Note 9 — Stockholders’ Equity

 Common Stock

As of December 31, 2020, we had 33,490,550 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. We paid dividends of $1,661,110 and $6,621,194 to our common stockholders during the six months ended December 31, 2020 and 2019, respectively. The following table reflects the dividends paid within the respective three-month periods:

Common Stock Cash Dividends per Share	2020	2019
First quarter ended September 30,	$0.025	$0.10
Second quarter ended December 31,	$0.025	$0.10

In May 2015, the Board of Directors approved a share repurchase program covering up to $5.0 million of the Company's common stock. Since inception of the program through December 31, 2020, the Company spent $4.0 million to repurchase 706,858 common shares at an average price of $5.72 per share. There were no shares purchased under this program during the six months ended December 31, 2020. Under the program's terms, shares are repurchased only on the open market and in accordance with the requirements of the SEC. Such shares are initially recorded as treasury stock, then subsequently canceled. The timing and amount of repurchases depends upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and it may be suspended or discontinued at any time.

During the six months ended December 31, 2020 and 2019, the Company also acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll tax withholding obligations. The treasury shares were subsequently canceled. Such shares were valued at fair market value on the date of vesting. The following table shows all treasury stock purchases in the respective periods:

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

	Six Months Ended December 31,
	2020	2019
Number of treasury shares acquired	2,632	299,402
Average cost per share	$2.79	$5.85
Total cost of treasury shares acquired	$7,348	$1,750,839

 Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2020, all common stock dividends were treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2021, we expect all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on our reasonable expectations as of December 31, 2020 and are subject to change based on our final tax calculations at the end of the fiscal year.
Note 10 — Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan ("2016 Plan"), approved in the December 2016 annual meeting, authorized the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. On December 9, 2020, an amendment to the 2016 Plan was approved by our stockholders which increased the number of shares available for issuance by 2,500,000 shares. As of December 31, 2020, 2,230,696 shares remained available for grant under the 2016 Plan.

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

During six months ended December 31, 2020, the Company granted 290,553 service-based restricted stock awards primarily to employees under its long term incentive program together with annual awards to its directors. In addition, under this program, the Company granted 246,160 market-based restricted stock awards and 123,080 market-based restricted share units to its employees. In addition to the foregoing, in connection with the retirement of the Company's former Chief Financial Officer, vesting was accelerated as to 50,524 aggregate shares of service- and market-based equity awards (with a weighted average fair value of $5.15 per share) which, for accounting purposes, was treated as a cancellation and replacement of the same number of awards which had a fair value of $2.79 per share.

During the six months ended December 31, 2019, the chief executive officer upon his employment received 48,872 shares of serviced-based restricted common stock, which vests in three equal amounts on June 30, 2020, 2021 and 2022; he was also awarded a total of 200,000 market-based restricted stock units consisting of four equal tranches, each of which may vest only if its respective stock price requirement is met before the award term expires. Each tranche has a separate stated price requirement and respective vesting will occur only if, before July 1, 2023, the ninety-day trailing average Company stock share price equals or exceeds its tranche price requirement.

Service-based awards vest with continuous employment by the Company, generally in annual installments over terms of three to four years. Awards to the Company's directors have one-year cliff vesting. Restricted Stock grants, which vest based on service, are valued at the fair market value on the date of grant and amortized over the service period.

Performance-based grants vest upon the attainment of earnings, revenue, and other operational goals and require that the recipient remain an employee or director of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on third-party independent assessment of

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

the grant date fair value and when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the term of the award. As of December 31, 2020, there were no performance-based awards outstanding.

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
For market-based awards granted during the six months ended December 31, 2020 and 2019, the assumptions used in the Monte Carlo simulation valuations, expected lives and fair values were as follows:

	December 31,	December 31,
	2020	2019
Weighted average fair value of market-based awards granted	$3.08	$3.79
Risk-free interest rate	0.23%	1.65% to 1.87%
Expected vesting term in years	2.56	1.35 to 2.56
Expected volatility	56.9%	38.6% to 43.7%
Dividend yield	3.2%	6% to 7.2%
Unvested Restricted Stock awards at December 31, 2020 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	399,174	$3.40
Market-based awards	320,533	3.38
Unvested Restricted Stock at December 31, 2020	719,707	$3.39

The following table sets forth the Restricted Stock transactions for the six months ended December 31, 2020:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at December 31, 2020	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2020	285,028	$5.53
Service-based shares granted	341,077	2.93
Market-based shares granted	246,160	3.08
Vested	(102,034)	6.15
Forfeited	(50,524)	5.15
Unvested Restricted Stock at December 31, 2020	719,707	$3.39	$2,023,800	2.3

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Unvested Contingent Restricted Stock awards table below consists solely of market-based awards:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at December 31, 2020	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2020	200,000	$3.50
Market-based awards granted	123,080	1.76
Unvested contingent shares at December 31, 2020	323,080	$2.85	$228,734	2.32
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended December 31, 2020 and 2019 was $317,506 and $236,190, respectively. For the six months ended December 31, 2020 and 2019, non-cash stock-based compensation expenses were $617,857 and $568,203, respectively.
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
At December 31, 2020, the Company had a $3.1 million receivable for remaining income tax refunds related to amended federal and state tax returns for the years ended June 30, 2017 and 2018 filed in late fiscal 2020 for Enhanced Oil Recovery credits related to our Delhi field interests.
For the six months ended December 31, 2020, we recognized income tax benefit of $5.5 million, which is net of $0.7 million of valuation allowances recorded on deferred tax assets related to federal and state net operating losses, and had an effective tax rate of 21.7% compared to income tax expense of $1.0 million and an effective tax rate of 18.4% for the six months ended December 31, 2019. During the six months ended December 31, 2020, we recognized a $0.1 million federal net operating loss carryback (Note 6 – Other Assets) and intend to request its refund when we file our fiscal 2021 Federal return. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation, and other permanent differences. For both periods, our respective statutory federal tax rate was 21%.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 12 — Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019
Numerator
Net income (loss) attributable to common stockholders	$(12,710,007)	$1,764,918	$(19,845,155)	$4,557,738
Denominator
Weighted average number of common shares — Basic	33,106,885	32,988,737	33,031,270	33,057,691
Effect of dilutive securities:
Contingent restricted stock grants	—	—	—	3,864
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,106,885	32,988,737	33,031,270	33,061,555

Net earnings (loss) per common share — Basic	$(0.38)	$0.05	$(0.60)	$0.14
Net earnings (loss) per common share — Diluted	$(0.38)	$0.05	$(0.60)	$0.14

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	Outstanding at December 31, 2020
Contingent Restricted Stock grants	$—	323,080

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	Outstanding at December 31, 2019
Contingent Restricted Stock grants	$—	200,000

Note 13 — Senior Secured Credit Agreement
On April 11, 2016, the Company entered into a three-year, senior secured reserve-based credit facility (the "Facility") in an amount up to $50 million. On May 25, 2018, we entered into the third amendment to our credit agreement governing the Facility to, among other things, extend the maturity date to April 11, 2021. On December 31, 2018, we entered into the fourth amendment to our credit agreement governing the Facility to broaden the definition for the Use of Proceeds.
Under the Facility the borrowing base is redetermined semiannually. On November 2, 2020, the Company completed its fall redetermination of the Facility, resulting in a borrowing base of $23 million, and entered into the fifth amendment to the Facility extending the maturity to April 9, 2024.
As discussed in Note 17 - Subsequent Event, on January 5, 2021 and effective as of December 28, 2020, we entered into the sixth amendment of our Facility which replaced the Debt Service Coverage Ratio (as defined therein) maintenance covenant with a new covenant requiring a defined Current Ratio of not less than 1.00 to 1.00.
We were in compliance with all financial covenants and there were no amounts outstanding under the Facility at December 31, 2020, which is secured by substantially all of the Company's Delhi and Hamilton Dome field assets.
Borrowings from the Facility may be used for the acquisition and development of oil and gas properties, investments in cash flow generating assets complimentary to the production of oil and gas, and for letters of credit and other general corporate purposes.
The Facility included a placement fee of 0.50% on the initial borrowing base, amounting to $50,000, and carries a commitment fee of 0.25% per annum on the undrawn portion of the borrowing base. Any borrowings under the Facility will bear interest, at the Company’s option, at either LIBOR plus 2.75%, subject to a minimum LIBOR of 0.25%, or the Prime Rate, as defined under the Facility, plus 1.00%. The Facility contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (a) a maximum total leverage ratio of not more than 3.00 to 1.00, (b) a current ratio of not

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

less than 1.00 to 1.00, and (c) a consolidated tangible net worth of not less than $50 million, all as defined under the Facility.
In connection with the Facility, the Company incurred $168,972 of past debt issuance costs. Such costs were capitalized in "Other assets, net" and are being amortized to expense. The unamortized balance in debt issuance costs related to the Facility was $4,311 as of December 31, 2020.
Note 14 — Commitments and Contingencies
We are subject to various claims and contingencies in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At a minimum, we disclose such matters if we believe it is reasonably possible that a future event or events will confirm a material loss through impairment of an asset or the incurrence of a liability. We accrue a material loss if we believe it is probable that a future event or events will confirm a loss, we can reasonably estimate such loss, and we do not accrue future legal costs related to that loss. Furthermore, we will disclose any matter that is unasserted if we consider it probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable. We expense legal defense costs as they are incurred.
Note 15 – Derivatives
It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of December 31, 2020, the Company did not have any remaining open derivative contracts.
The Company may utilize fixed-price swaps or costless put/call collars to hedge a portion of its anticipated future production. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for the volumes under contract. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract, and a purchased put that establishes a minimum price. The Company has elected not to designate its open derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of the derivative contracts and all payments and receipts on settled derivative contracts in “Net loss on derivative contracts” on the unaudited consolidated condensed statements of operations.

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2020	2019	2020	2019
Realized loss	$1,374,412	$—	$2,525,988	$—
Unrealized gain	(1,094,733)	—	(1,911,343)	—
Net loss on derivative contracts	$279,679	$—	$614,645	$—
The Company’s derivative contract is recorded at fair market value and is included in the unaudited consolidated condensed balance sheets as an asset or a liability. The Company did not have any open positions as of December 31, 2020 or 2019.
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

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

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
As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment; this may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented in this report. The Company did not have any open positions at December 31, 2020 or 2019.
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
Note 17 – Subsequent Event
On January 5, 2021, effective as of December 28, 2020, the Company, Midfirst Bank, and each of the subsidiaries of the Company party thereto entered into the sixth amendment of the Company's senior secured credit facility originally entered into on April 11, 2016 (the "Sixth Amendment"). The Sixth Amendment replaces the Debt Service Coverage Ratio (as defined therein) maintenance covenant with a new covenant requiring a defined Current Ratio of not less than 1.00 to 1.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Liquidity and Capital Resources
Results of Operations
Critical Accounting Policies and Estimates
Commonly Used Terms
"Current quarter" refers to the three months ended December 31, 2020, the Company's second quarter of fiscal 2021.
"Prior quarter" refers to the three months ended September 30, 2020, the Company's first quarter of fiscal 2021.
"Year-ago quarter" refers to the three months ended December 31, 2019, the Company's second quarter of fiscal 2020.
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
On November 1, 2019, the Company acquired interests in the Hamilton Dome field consisting of a 23.5% working interest, with an associated 19.7% revenue interest (inclusive of a small overriding royalty interest). The field is operated by Merit Energy Company ("Merit"), a private oil and gas company, that owns the vast majority of the remaining working interest in Hamilton Dome field.
Highlights for our Second Quarter of Fiscal 2021 and Operations Update

•Declared and paid 29th consecutive quarterly cash dividend on common shares and increased the next dividend payment by 20%, from $0.025 per share to $0.03 per share, payable on March 31, 2021.
•Revenues increased by 3.1% over the prior quarter to $5.8 million.
•Generated cash flow in excess of quarterly dividend, before the effects of our last derivatives settlement, and ended the quarter with $19.0 million in cash and no debt.
•Resumed purchases of CO2 at Delhi in late October at a restricted rate and averaged approximately 75 million cubic feet (MMcf) per day for December of 2020.
•Amended credit agreement to incorporate a more flexible current ratio covenant.
•In December, the last of the company’s hedges rolled off, which had been adversely impacting recent results.
•Hired Ryan Stash as CFO after retirement of David Joe.

Overview
In early March 2020, crude oil prices declined sharply as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global pandemic caused by COVID-19. Realized oil prices have recently rebounded, although not to the levels realized in 2019. The Company expects the price of crude oil to remain volatile as evidenced by the continued volatility in the futures market. We cannot predict the duration of such volatility nor the current supply-demand imbalance, but must be prepared for crude oil prices to remain volatile and somewhat depressed for an extended period and for its potential effects on our business, financial condition, results of operations, and cash flows.

Gross oil production for the Company averaged approximately 6,313 BOPD during the quarter, a 3.4% decrease from the prior quarter primarily due to lower Delhi oil production as a result of the suspension of CO2 purchases, due to previously announced pipeline repairs, from late February through the end of October 2020 as well as a deferral of field conformance capital expenditures, and lower production at Hamilton Dome primarily due to wells temporarily shut-in for repairs and maintenance or low oil prices. CO2 purchases at Delhi resumed on October 26, 2020 at a rate of 65 MMcf per day, about 76% of the level prior to the shut-in due to other supply constraints that are expected to be resolved during the first half of our fiscal 2022. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%.

Gross NGL production for the quarter was approximately 1,035 BOEPD, a 5.2% increase from the prior quarter. The increase is primarily due to the prior quarter's planned shut down and maintenance project at the Delhi field NGL plant that was completed in early September.

The Company recorded quarterly net loss of $12.7 million, or $0.38 per diluted share, compared to $7.1 million, or $0.22 per diluted share, in the prior quarter. The increase in the Company's net loss was impacted by the full cost ceiling impairment recorded at December 31, 2020 driven by the severe decline in oil prices during the twelve months ended December 31, 2020 and an increase in lease operating expense as CO2 purchases were reinstated on October 26,2020. These increases were partially offset by a decrease in the Company's realized loss on derivative contracts and a reduction in depletion expense as a result of the Company's fiscal first quarter 2021 full cost ceiling test impairment.

These items, and others, are further discussed below.

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.1 of our Form 10-K for the year ended June 30, 2020.
Full Cost Pool Ceiling Test and Impairment
At December 31, 2020, we recorded a $15.2 million impairment as a result of our capitalized costs of oil and gas properties exceeding the full cost valuation ceiling. The ceiling test impairment was primarily driven by a decrease in the 12-month trailing average price for crude oil used in the ceiling test calculation, from $43.63 per barrel at September 30, 2020 to $39.54 per barrel at December 31, 2020 as well as reduced oil differentials.
Under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the amortization base, plus the cost of unproved properties excluded from amortization, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test at December 31, 2020 were $39.54 per barrel of oil and $8.30 per barrel of natural gas liquids. The first-day-of-the-month average oil price as of December 31, 2020 was heavily influenced by the extremely low oil prices realized in March through May of 2020 compared to the much higher oil prices realized in the first two quarters of fiscal 2020 which will materially affect the first-day-of-the-month oil calculation through the third quarter of fiscal 2021 as the trailing twelve month average price is rolled forward each quarter.

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
The nature of the COVID-19 pandemic makes it extremely difficult to predict the impact on the Company’s business and operations. However, the likely overall economic impact of the pandemic is viewed as highly negative to the general economy, especially the oil and natural gas industry. In 2020, primarily driven by the COVID-19 pandemic and actions taken by OPEC+, the benchmark price of WTI dropped significantly. The Company expects the price of crude oil to remain volatile as evidenced by the continued volatility in the futures market. Uncertainty regarding the future actions of foreign oil producers, such as Saudi Arabia and Russia, and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil is also contributing to the recent decline in oil prices. In addition, future legislative or regulatory changes as a result of the United States election in 2020 may result in increased costs and decreased revenues, cash flows and liquidity. Companies that operate wells in which we own a working interest are subject to extensive federal regulation. The Company, as a working interest owner, is therefore indirectly subject to these same regulations. New or changed laws and regulations could have a material adverse effect on our business.
Currently, the Company’s property interests are not operated by the Company and involve other third-party working interest owners. As a result, the Company has limited ability to influence or control the operation or future development of such properties. In light of the current price and economic environment, the Company continues to be proactive with its third-party operators to review spending and alter plans as appropriate.
The Company is focused on maintaining its operations and system of controls remotely and has implemented its business continuity plans in order to allow its employees to securely work from home. The Company was able to transition the operation of its business with minimal disruption and to maintain its system of internal controls and procedures.
Liquidity and Capital Resources
At December 31, 2020, the Company had $19.0 million in cash and cash equivalents, compared to $19.7 million of cash and cash equivalents at June 30, 2020.

In addition, the Company has a senior secured reserve-based credit facility (the "Facility") with a maximum capacity of $50 million subject to a borrowing base determined by the lender based on the value of our oil and gas properties. As of December 31, 2020, the Company's borrowing base was $23 million.
There are no borrowings outstanding under the Facility, which matures on April 9, 2024. The Facility is secured by substantially all of the Company's reserves. Effective as of November 2, 2020, the Company completed its annual fall redetermination, and extended the facility an additional three years. As expected from the lower oil price environment, the redetermination of the borrowing base resulted in a decrease from $27 million to $23 million.
Any future borrowings bear interest, at the Company's option, at either the London Interbank Offered Rate ("LIBOR") plus 2.75%, subject to a LIBOR minimum of 0.25%, or the Prime Rate, as defined under the Facility, plus 1.0%. The Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a current ratio of not less than 1.0 to 1.0, and (iii) a consolidated tangible net worth of not less than $50 million, each as defined in the Facility. The Facility also contains other customary affirmative and negative covenants and events of default. As of December 31, 2020, the Company was in compliance with all covenants contained in the Facility.
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
The Company is pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, the Company has access to an undrawn borrowing base available under its senior secured credit facility which is subject to the Company's financial covenants. The Company also has an effective shelf registration statement with the SEC under which the Company may issue up to $500 million of new debt or equity securities.

The Board of Directors instituted a cash dividend on common stock in December 2013. The Company has since paid twenty-nine consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of the Company’s financial strategy, and it is the Company's long-term goal to increase dividends over time, as appropriate. During the industry downturn at the time, the Board of Directors adjusted the quarterly dividend rate from $0.10 per share to $0.025 per share, effective in the quarter ending June 30, 2020. The reduction in the dividend rate allowed the Company to conserve cash for additional financial flexibility while continuing to reward shareholders with a yield of approximately 3% at current stock price levels. On February 2, 2021, considering an improving industry outlook, the Board of Directors increased the dividend rate from $0.025 per share to $0.03 per share effective in the quarter ended March 31, 2021. As in the past, the Company intends to return to higher dividend levels after the industry further emerges from the current economic climate.

In May 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company’s common stock. The Company monitors its stock price and looks to opportunistically purchase its common stock when market conditions are deemed to be appropriate. During the six months ended December 31, 2020, there were no shares purchased by the Company.

In early March 2020, oil prices declined rapidly. Despite the significant decline in oil prices, the Company remains positioned to manage the current low-price environment due to the Company’s cash on hand as well as its borrowings available under its undrawn senior secured credit facility. Additionally, the Company has no long-term service contracts or drilling commitments and is no longer subject to the derivative positions entered into in April 2020 and that turned negative in June 2020. The Company expects to have sufficient liquidity to meet all its identified cash requirements for at least the next 12 months.
During the six months ended December 31, 2020, the Company funded operations, capital expenditures, and cash dividends with cash generated from operations and cash on hand. As of December 31, 2020, working capital increased $0.5 million to $21.6 million compared to June 30, 2020. The Company was able to maintain its balance sheet and generate positive operating cash flows for the three months ended December 31, 2020 as a result of various cost cutting initiatives.
Capital Expenditures
For the six months ended December 31, 2020, we incurred $0.2 million for Delhi field capital maintenance and plugging activities. Based on discussions with the Delhi and Hamilton Dome operators, we expect to resume conformance workover projects and will likely incur additional maintenance capital expenditures as oil prices recover, primarily at the Delhi field. The Hamilton Dome operator expects to restore volumes shut-in due to low oil prices as conditions improve in the market. Such amounts for workover projects are not known or approved but are expected to be in the range of $0.25 million to $0.5 million for the remaining six months of fiscal 2021. Our proved undeveloped reserves at June 30, 2020 included 1.86 MMBOE of reserves and approximately $8.6 million of future development costs associated with Phase V development in the eastern portion of the Delhi field. Such development requires participation by both the operator and the Company, and is also dependent, in part, on the field operator's available funds, capital spending plans, and priorities within its portfolio of properties. In light of the current oil price volatility, the Delhi field operator has decided to delay the Phase V development project for twelve to twenty-four months. We believe Phase V is economic at today's prices and continue to include it in proved undeveloped reserves. We plan to continue discussions with the operator and look forward to the development of Phase V now expected to begin in calendar year 2022 or 2023.
Funding for our anticipated capital expenditures over the next 12 months is expected to be met from cash flows from operations and current working capital.
Cash Flow Activities
Cash provided by operating activities in the current period decreased $6.9 million compared to the same year-ago period due to a $24.4 million decrease in cash provided by net income together with a $17.3 million increase in cash provided by non-cash expenses, and a $0.2 million increase in cash provided from current operating assets and liabilities.
Cash used in investing activities decreased $10.2 million due to the $9.3 million prior period purchase of the Hamilton Dome property and to lower Delhi field expenditures of $0.9 million, reflecting the recently concluded operator's bankruptcy.
During the six months ended December 31, 2020, the $6.7 million decrease in cash used by financing activities was due to a $5.0 million decrease in dividends and a $1.7 million decrease in common share repurchases impacted by prior period repurchases under the buyback program.

Results of Operations
Three Months Ended December 31, 2020 and 2019
Revenues
Compared to the corresponding year-ago quarter, current quarter revenues decreased 38.5% primarily due to a 27.4% decrease in the Company's realized equivalent price per BOE together with a 15.4% decrease in production. The natural decline of the Delhi field has been temporarily increased by the shut-in of the CO2 supply pipeline from late February through the end of October 2020 as discussed in "Lease Operating Costs" below, as well as a suspension of field conformance capital expenditures. Purchased CO2 is necessary to maintain reservoir pressure and therefore achieve normal field performance. The shut-in of purchased volumes resulted in a decline in reservoir pressure and the temporary increased production decline. The resumption of CO2 purchases during the current quarter is expected to gradually restore reservoir pressure and lead to a gradual increase in oil production. The Company’s average realized oil price was lower primarily due to the decline in WTI pricing combined with an increased differential relative to WTI. The Company’s Hamilton Dome production typically trades at a discount to WTI due to its specific gravity and sulfur content. Reflecting excess market supply, current quarter Delhi field production sold at a discount to WTI compared to a premium in the year-ago quarter.
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
	2020	2019	Variance	Variance %
Oil and gas production
Crude oil revenues	$5,462,783	$8,974,237	$(3,511,454)	(39.1)%
NGL revenues	305,200	406,634	(101,434)	(24.9)%
Natural gas revenues	169	744	(575)	(77.3)%
Total revenues	$5,768,152	$9,381,615	$(3,613,463)	(38.5)%

Crude oil volumes (Bbl)	140,700	168,117	(27,417)	(16.3)%
NGL volumes (Bbl)	24,695	27,260	(2,565)	(9.4)%
Natural gas volumes (Mcf)	85	356	(271)	(76.1)%
Equivalent volumes (BOE)	165,409	195,437	(30,028)	(15.4)%

Crude oil (BOPD, net)	1,529	1,827	(298)	(16.3)%
NGLs (BOEPD, net)	268	296	(28)	(9.5)%
Natural gas (BOEPD, net)	—	1	(1)	n.m.
Equivalent volumes (BOEPD, net)	1,797	2,124	(327)	(15.4)%

Crude oil price per Bbl	$38.83	$53.38	$(14.55)	(27.3)%
NGL price per Bbl	12.36	14.92	(2.56)	(17.2)%
Natural gas price per Mcf	1.99	2.09	(0.10)	n.m.
Equivalent price per BOE	$34.87	$48.00	$(13.13)	(27.4)%
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

	Three Months Ended December 31,
	2020	2019	Variance	Variance %
Oil Derivative Contracts
Realized (gain) loss on derivatives, net	$1,374,412	$—	$1,374,412	—%
Unrealized (gain) loss on derivatives	(1,094,733)	—	(1,094,733)	—%
Net (gain) loss on derivatives contracts	$279,679	$—	$279,679	—%

Crude oil price per Bbl (including impact of realized derivatives)	$29.06
Lease Operating Costs
Lease operating costs are presented in two components: CO2 costs for the Delhi field and other lease operating costs for both the Delhi and Hamilton Dome fields.

	Three Months Ended December 31,
	2020	2019	Variance	Variance %
CO2 costs (a)	$619,887	$1,410,213	$(790,326)	(56.0)%
Other lease operating costs	2,385,526	2,824,392	(438,866)	(15.5)%
Total lease operating costs	$3,005,413	$4,234,605	$(1,229,192)	(29.0)%

CO2 costs per BOE	$3.75	$7.22	$(3.47)	(48.1)%
All other lease operating costs per BOE	14.42	14.45	(0.03)	(0.2)%
Lease operating costs per BOE	$18.17	$21.67	$(3.50)	(16.2)%
(a) Under our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

	Three Months Ended December 31,
	2020	2019	Variance	Variance %
CO2 costs per mcf	$0.55	$0.77	$(0.22)	(28.6)%
CO2 volumes (MMcf per day, gross)	51.4	83.6	(32.2)	(38.5)%

Compared to the year-ago quarter, CO2 costs declined $0.8 million. The pipeline that supplies CO2 to the Delhi field was shut in on February 22, 2020 when a pressure loss was detected, and subsequently, CO2 purchases were temporarily suspended. CO2 purchases historically provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. The recycle facilities continue to operate as usual. The pipeline is owned and operated by Denbury Resources, and the Company does not have any ownership in the portion of the pipeline under repair, which is upstream of the Delhi field.
Compared to the year-ago quarter, "Other lease operating costs" decreased by $0.4 million primarily due to a reduction in conformance activities in the current year as a result of lower oil prices.
On a total cost per BOE basis, Delhi field costs decreased 21.7% to $15.38 per BOE in the current quarter, primarily due to a 43.2% decline in CO2 cost per BOE as well as a 5.8% decrease in other lease operating costs per BOE.
Hamilton Dome field costs per BOE was $28.62 in the current quarter.
Depletion, Depreciation, and Amortization ("DD&A")
Total DD&A expense was 7.0% lower compared to the same year-ago quarter due to a 17.0% decrease in the oil and gas DD&A amortization primarily attributable to the 15.4% decrease in equivalent barrel volumes compared to the year-ago quarter. On a per BOE basis, the Company's oil and gas DD&A rate increased 9.0% primarily as result of the full cost ceiling test impairment recorded during the quarter ended September 30, 2020.

	Three Months Ended December 31,
	2020	2019	Variance	Variance %
DD&A of proved oil and gas properties	$1,308,716	$1,419,333	$(110,617)	(7.8)%
Depreciation of other property and equipment	1,810	2,182	(372)	(17.0)%
Amortization of intangibles	3,391	3,391	—	—%
Accretion of asset retirement obligations	44,251	36,143	8,108	22.4%
Total DD&A	$1,358,168	$1,461,049	$(102,881)	(7.0)%

Oil and gas DD&A rate per BOE	$7.91	$7.26	$0.65	9.0%
Proved Property Impairment
The Company recorded a proved property impairment of $15.2 million during the current quarter primarily as a result of the decline in the price of oil over the past twelve months. The Company utilizes the full cost method of accounting for its oil and gas properties under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the amortization base, plus the cost of unproved properties excluded from amortization, as adjusted for related income tax effects (the valuation “ceiling”). The prices used in calculating our ceiling test at December 31, 2020 were $39.54 per barrel of oil and $8.30 per barrel of natural gas liquids compared to $43.63 per barrel of oil and $7.85 per barrel of natural gas liquids at September 30, 2020.
General and Administrative Expenses
For the three months ended December 31, 2020, expenses of $1.8 million increased $0.4 million, or 28.5%, compared to the year-ago quarter, primarily due to increases of $0.1 million of salary and benefits, $0.1 million of consulting expense and $0.1 million aggregate of other expenses, primarily consisting of higher stock compensation expense and additional professional fees. These higher expenses reflect accrued retirement expense for the Company's former Chief Financial Officer and expenses related to the hiring of his replacement.
Other Income and Expenses
Other income and expense (net) decreased primarily due to lower interest income.

	Three Months Ended December 31,
	2020	2019	Variance	Variance %
Interest and other income	$11,217	$52,941	$(41,724)	(78.8)%
Interest expense	(19,622)	(29,345)	9,723	(33.1)%
Total other income (expense), net	$(8,405)	$23,596	$(32,001)	(135.6)%
Net Income (Loss)
Net income (loss) attributable to common stockholders for the three months ended December 31, 2020 decreased $14.5 million to $(12.7) million compared to the same year-ago quarter. Pre-tax income decreased due to the aforementioned revenue and expense variances. Our income tax provision decreased primarily due to lower pre-tax income as well as a decrease in our effective tax rate due to a greater current quarter impact of discrete items on effective rate.

	Three Months Ended December 31,
	2020	2019	Variance	Variance %
Income (loss) before income taxes	$(15,918,671)	$2,273,360	$(18,192,031)	(800.2)%
Income tax provision (benefit)	(3,208,664)	508,442	(3,717,106)	(731.1)%
Net income (loss) attributable to common stockholders	$(12,710,007)	$1,764,918	$(14,474,925)	(820.1)%
Income tax provision (benefit) as percentage of income (loss) before income taxes	20.2%	22.4%

Results of Operations
Six Months Ended December 31, 2020 and 2019
Revenues
Compared to the corresponding six month period ended December 31, 2019, current period revenues decreased 38.7% primarily due to 32.0% decrease in the Company's realized equivalent price per BOE together with a 9.8% decrease in production as the increase in volume due to the November 1, 2019 Hamilton Dome acquisition was offset by a volume decrease at the Delhi field. The natural decline of the Delhi field has been temporarily increased by the shut-in of the CO2 supply pipeline from late February through the end of October 2020 as discussed in "Lease Operating Costs" below, as well as a suspension of field conformance capital expenditures. Purchased CO2 is necessary to maintain reservoir pressure and therefore achieve normal field performance. The shut-in of purchased volumes resulted in a decline in reservoir pressure and the temporary increased production decline. The resumption of CO2 purchases during the current period is expected to gradually restore reservoir pressure and lead to a gradual increase in oil production. The Company’s average realized oil price was lower primarily due to the decline in WTI pricing combined with an increased differential relative to WTI. The Company’s Hamilton Dome production typically trades at a discount to WTI due to its specific gravity and sulfur content. Reflecting excess market supply, current period Delhi field production sold at a discount to WTI compared to a premium in the year-ago period.
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the six months ended December 31, 2020 and 2019:

	Six Months Ended December 31,
	2020	2019	Variance	Variance %
Oil and gas production
Crude oil revenues	$10,841,944	$17,819,741	$(6,977,797)	(39.2)%
NGL revenues	521,226	712,578	(191,352)	(26.9)%
Natural gas revenues	358	1,511	(1,153)	(76.3)%
Total revenues	$11,363,528	$18,533,830	$(7,170,302)	(38.7)%

Crude oil volumes (Bbl)	286,357	317,224	(30,867)	(9.7)%
NGL volumes (Bbl)	48,419	53,776	(5,357)	(10.0)%
Natural gas volumes (Mcf)	215	712	(497)	(69.8)%
Equivalent volumes (BOE)	334,812	371,119	(36,307)	(9.8)%

Crude oil (BOPD, net)	1,556	1,724	(168)	(9.7)%
NGLs (BOEPD, net)	263	292	(29)	(9.9)%
Natural gas (BOEPD, net)	—	1	(1)	n.m.
Equivalent volumes (BOEPD, net)	1,819	2,017	(198)	(9.8)%

Crude oil price per Bbl	$37.86	$56.17	$(18.31)	(32.6)%
NGL price per Bbl	10.76	13.25	(2.49)	(18.8)%
Natural gas price per Mcf	1.67	2.12	(0.45)	(21.2)%
Equivalent price per BOE	$33.94	$49.94	$(16.00)	(32.0)%
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

	Six Months Ended December 31,
	2020	2019	Variance	Variance %
Oil Derivative Contracts
Realized (gain) loss on derivatives, net	$2,525,988	$—	$2,525,988	n.m.
Unrealized (gain) loss on derivatives	(1,911,343)	—	(1,911,343)	n.m.
Net (gain) loss on derivatives contracts	$614,645	$—	$614,645	n.m.

Crude oil price per Bbl (including impact of realized derivatives)	$29.04
n. m. Not meaningful.
Lease Operating Costs
Lease operating costs are presented in two components: CO2 costs for the Delhi field and other lease operating costs for both the Delhi and Hamilton Dome fields.

	Six Months Ended December 31,
	2020	2019	Variance	Variance %
CO2 costs (a)	$619,887	$2,694,980	$(2,075,093)	(77.0)%
Other lease operating costs	4,783,450	4,629,714	153,736	3.3%
Total lease operating costs	$5,403,337	$7,324,694	$(1,921,357)	(26.2)%

CO2 costs per BOE	$1.85	$7.26	$(5.41)	(74.5)%
All other lease operating costs per BOE	14.29	12.48	1.81	14.5%
Lease operating costs per BOE	$16.14	$19.74	$(3.60)	(18.2)%
(a) Under our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

	Six Months Ended December 31,
	2020	2019	Variance	Variance %
CO2 costs per mcf	$0.55	$0.80	$(0.25)	(31.3)%
CO2 volumes (MMcf per day, gross)	17.0	76.6	(59.6)	(77.8)%

Compared to the prior year period, CO2 costs declined $2.1 million. The pipeline that supplies CO2 to the Delhi field was shut in on February 22, 2020 when a pressure loss was detected, and subsequently, CO2 purchases were temporarily suspended. CO2 purchases historically provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. The recycle facilities continue to operate as usual. The pipeline is owned and operated by Denbury Resources, and the Company does not have any ownership in the portion of the pipeline under repair, which is upstream of the Delhi field.
Compared to the prior year period, "Other lease operating costs" increased by $0.2 million primarily due to the Hamilton Dome field acquired on November 1, 2019, whereas during the year-ago period the Company did not have any ownership in the Hamilton Dome field. The Delhi field’s “Other lease operating costs” were $0.8 million lower compared to the year-ago period primarily due to lower workover, labor, and chemical expenses.
On a total cost per BOE basis, Delhi field costs decreased 27.5% to $13.49 per BOE in the current period, primarily due to a 70.0% decline in CO2 cost per BOE, partially offset by a 3.4% increase in other lease operating costs per BOE.
Hamilton Dome field costs per BOE was $25.95 for the six months ended December 31, 2020.

Depletion, Depreciation, and Amortization ("DD&A")
Total DD&A expense was 4.9% lower compared to the six months ended December 31, 2019 due to a 5.9% decrease in the oil and gas DD&A amortization attributable to the 9.8% decrease in equivalent barrel volumes compared to the prior year. On a per BOE basis, the Company's oil and gas DD&A rate increased 4.5% primarily as result of the full cost ceiling test impairment recorded during the quarter ended September 30, 2020.

	Six Months Ended December 31,
	2020	2019	Variance	Variance %
DD&A of proved oil and gas properties	$2,670,801	$2,837,087	$(166,286)	(5.9)%
Depreciation of other property and equipment	3,620	4,504	(884)	(19.6)%
Amortization of intangibles	6,782	6,782	—	—%
Accretion of asset retirement obligations	87,853	62,430	25,423	40.7%
Total DD&A	$2,769,056	$2,910,803	$(141,747)	(4.9)%

Oil and gas DD&A rate per BOE	$7.98	$7.64	$0.34	4.5%
Proved Property Impairment
The Company recorded a proved property impairment of $24.8 million during the six months ended December 31, 2020 primarily as a result of the decline in the price of oil over the past twelve months. The Company utilizes the full cost method of accounting for its oil and gas properties under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the amortization base, plus the cost of unproved properties excluded from amortization, as adjusted for related income tax effects (the valuation “ceiling”).
General and Administrative Expenses
For the six months ended December 31, 2020, expenses of $3.1 million increased $0.3 million, or 12.6%, compared to the six months ended December 31, 2019, primarily due to increases of $0.2 million of salary and benefits, $0.1 million of consulting expense and $0.1 million of higher stock compensation expenses. These higher expenses reflect accrued retirement expense for the Company's former Chief Financial Officer and expenses related to the hiring of his replacement.
Other Income and Expenses
Other income and expense (net) decreased due primarily lower interest income.

	Six Months Ended December 31,
	2020	2019	Variance	Variance %
Interest and other income	$25,643	$119,070	$(93,427)	(78.5)%
Interest expense	(41,654)	(58,690)	17,036	(29.0)%
Total other income (expense), net	$(16,011)	$60,380	$(76,391)	(126.5)%
Net Income (Loss)
Net income (loss) attributable to common stockholders for the six months ended December 31, 2020 decreased $24.4 million to $(19.8) million compared to the six months ended December 31, 2019. Pre-tax income decreased due to the aforementioned revenue and expense variances. Our income tax provision decreased primarily due to lower pre-tax income as well as an increase in our effective tax rate primarily due to depletion in excess of basis deduction and the recording of a $2.8 million income tax benefit related to Enhanced Oil Recovery credits claimed on income tax returns for fiscal 2019, 2018 and 2017 during the six months ended December 31, 2019.

	Six Months Ended December 31,
	2020	2019	Variance	Variance %
Income (loss) before income taxes	$(25,355,997)	$5,584,163	$(30,940,160)	(554.1)%
Income tax provision (benefit)	(5,510,842)	1,026,425	(6,537,267)	(636.9)%
Net income (loss) attributable to common stockholders	$(19,845,155)	$4,557,738	$(24,402,893)	(535.4)%
Income tax provision (benefit) as percentage of income (loss) before income taxes	21.7%	18.4%

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risks
Information about market risks for the six months ended December 31, 2020, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2020.
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
We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of December 31, 2020, we did not have any remaining open derivative contracts. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 15 - Derivatives to our unaudited consolidated condensed financial statements for more details.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended December 31, 2020, we have determined there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended June 30, 2020 includes a detailed description of our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
During the quarter ended December 31, 2020, the Company did not purchase any common stock in the open market under a previously announced share repurchase program and no shares of common stock were surrendered by its employees to pay their share of payroll taxes arising from vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
A.            Exhibits

10.1
Sixth Amendment, effective December 28, 2020, to the Credit Agreement, dated April 11, 2016, among Evolution Petroleum Corporation, Midfirst Bank and each of the subsidiaries of Evolution Petroleum Corporation party thereto (incorporated by reference to Exhibit 10.1 to Evolution Petroleum Corporation’s Current Report on Form 8-K filed on January 11, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Link base Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION PETROLEUM CORPORATION
(Registrant)

	By:	/s/ Jason E. Brown
Jason E. Brown
President and Chief Executive Officer

Date: February 4, 2021