Form 10-Q
period 2021-03-31
EVOLUTION PETROLEUM CORP
filed 2021-05-11
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
33,507,452 shares outstanding of common stock, par value $0.001, as of May 3, 2021.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

We use the terms, "EPM," "Company," "we," "us," and "our" to refer to Evolution Petroleum Corporation, and unless the context otherwise requires, its wholly-owned subsidiaries.

i

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. All statements other than those of historical fact constitute forward-looking statements. These statements appear in a number of places and may include statements regarding our current expectations and future plans regarding operations, capital expenditures, financial performance, financial condition, risks affecting our business and other plans, beliefs, and expectations. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict,” and other similar expressions frequently, but not always, identify forward-looking statements.  When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those expressed in any forward-looking statement. Important factors that could cause actual results to differ materially from those in forward-looking statements include the timing and extent of changes in commodity prices for oil and natural gas, operating risks, and other risk factors as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2020 and Part II, Item 1A, "Risk Factors" herein as well as elsewhere in this report and as also may be described from time to time in our future reports we file with the Securities and Exchange Commission. You should read such information in conjunction with our consolidated condensed financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	March 31, 2021	June 30, 2020
Assets
Current assets
Cash and cash equivalents	$17,039,538	$19,662,528
Receivables from oil and gas sales	3,505,593	1,919,213
Receivables of federal and state income taxes	3,107,638	3,243,271
Prepaid expenses and other current assets	488,697	491,686
Total current assets	24,141,466	25,316,698
Property and equipment, net of depreciation, depletion, amortization, and impairment
Oil and natural gas properties, net—full-cost method of accounting, of which none were excluded from amortization	38,306,301	66,512,281
Other property and equipment, net	12,209	17,639
Total property and equipment, net	38,318,510	66,529,920
Other assets, net	2,408,801	291,618
Total assets	$64,868,777	$92,138,236
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$2,557,087	$1,471,679
Accrued liabilities and other	766,814	716,648
Derivative contract liabilities	—	1,911,343
State and federal income taxes payable	750,550	179,189
Total current liabilities	4,074,451	4,278,859
Long term liabilities
Deferred income taxes	4,354,135	11,061,023
Asset retirement obligations	2,669,382	2,588,894
Operating lease liability	36,070	84,978
Total liabilities	11,134,038	18,013,754
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; 33,507,452 and 32,956,469 shares issued and outstanding, respectively	33,507	32,956
Additional paid-in capital	42,221,640	41,291,446
Retained earnings	11,479,592	32,800,080
Total stockholders’ equity	53,734,739	74,124,482
Total liabilities and stockholders’ equity	$64,868,777	$92,138,236

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenues
Crude oil	$7,076,965	$7,461,823	$17,918,909	$25,281,564
Natural gas liquids	558,642	250,476	1,079,868	963,054
Natural gas	141	320	499	1,831
Total revenues	7,635,748	7,712,619	18,999,276	26,246,449
Operating costs
Lease operating costs	3,606,511	3,895,544	9,009,848	11,220,238
Depreciation, depletion, and amortization	1,070,967	1,399,481	3,840,023	4,310,284
Impairment of proved property	—	—	24,792,079	—
Impairment of Well Lift Inc. - related assets	146,051	—	146,051	—
Net loss on derivative contracts	—	—	614,645	—
General and administrative expenses *	1,831,614	1,465,780	4,956,011	4,240,330
Total operating costs	6,655,143	6,760,805	43,358,657	19,770,852
Income (loss) from operations	980,605	951,814	(24,359,381)	6,475,597
Other
Interest and other income	9,223	41,186	34,866	160,256
Interest expense	(18,686)	(29,067)	(60,340)	(87,757)
Income (loss) before income taxes	971,142	963,933	(24,384,855)	6,548,096
Income tax provision (benefit)	(219,859)	(2,746,226)	(5,730,701)	(1,719,801)
Net income (loss) attributable to common stockholders	$1,191,001	$3,710,159	$(18,654,154)	$8,267,897
Earnings (loss) per common share
Basic	$0.04	$0.11	$(0.56)	$0.25
Diluted	$0.04	$0.11	$(0.56)	$0.25
Weighted average number of common shares outstanding
Basic	33,496,372	33,052,162	33,184,041	33,055,861
Diluted	33,496,372	33,052,162	33,184,041	33,058,446

* General and administrative expenses for the three months ended March 31, 2021 and 2020 included non-cash stock-based compensation expenses of $320,236 and $358,591, respectively. For the nine months ended March 31, 2021 and 2020, non-cash stock-based compensation expenses were $938,093 and $926,794, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss) attributable to common stockholders	$(18,654,154)	$8,267,897
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,840,023	4,310,284
Impairment of proved property	24,792,079	—
Impairment of Well Lift Inc. - related assets	146,051	—
Stock-based compensation	938,093	926,794
Settlement of asset retirement obligations	(101,311)	(76,833)
Deferred income taxes	(6,706,888)	268,938
Net loss on derivative contracts	614,645	—
Payments made for derivative settlements	(2,791,176)	—
Other	11,337	35,966
Changes in operating assets and liabilities:
Receivables	(1,450,747)	(2,054,097)
Prepaid expenses and other current assets	2,989	154,903
Accounts payable and accrued expenses	1,347,080	256,112
State and federal income taxes payable	571,361	143,500
Net cash provided by operating activities	2,559,382	12,233,464
Cash flows from investing activities
Acquisition of oil and natural gas properties	—	(9,337,716)
Capital expenditures for oil and natural gas properties	(183,690)	(1,354,849)
Acquisition deposit	(2,325,000)	—
Net cash used in investing activities	(2,508,690)	(10,692,565)
Cash flows from financing activities
Common stock dividends paid	(2,666,334)	(9,916,841)
Common share repurchases, including shares surrendered for tax withholding	(7,348)	(2,483,357)
Net cash used in financing activities	(2,673,682)	(12,400,198)
Net decrease in cash and cash equivalents	(2,622,990)	(10,859,299)
Cash and cash equivalents, beginning of period	19,662,528	31,552,533
Cash and cash equivalents, end of period	$17,039,538	$20,693,234

Supplemental disclosures of cash flow information:	Nine Months Ended March 31,
	2021	2020
Income taxes paid	$667,618	$1,150,000
Income tax refunds received	135,633	—
Non-cash transactions:
(Decrease) increase in accrued purchases of property and equipment	510	(42,371)
Oil and natural gas property costs attributable to the recognition of asset retirement obligations	91,430	871,076

 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
For the Three Months Ended March 31, 2021:
Balance at December 31, 2020	33,490,550	$33,490	$41,901,421	$11,293,815	$—	$53,228,726
Issuance of restricted common stock	16,902	17	(17)	—	—	—
Stock-based compensation	—	—	320,236	—	—	320,236
Net income attributable to the Company	—	—	—	1,191,001	—	1,191,001
Common stock cash dividends, $0.03 per share	—	—	—	(1,005,224)	—	(1,005,224)
Balance at March 31, 2021	33,507,452	$33,507	$42,221,640	$11,479,592	$—	$53,734,739

For the Nine Months Ended March 31, 2021:
Balance at June 30, 2020	32,956,469	$32,956	$41,291,446	$32,800,080	$—	$74,124,482
Issuance of restricted common stock	553,615	554	(554)	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(7,348)	(7,348)
Retirements of treasury stock	(2,632)	(3)	(7,345)	—	7,348	—
Stock-based compensation	—	—	938,093	—	—	938,093
Net loss attributable to common stockholders	—	—	—	(18,654,154)	—	(18,654,154)
Common stock cash dividends, $0.0267 per share	—	—	—	(2,666,334)	—	(2,666,334)
Balance at March 31, 2021	33,507,452	$33,507	$42,221,640	$11,479,592	$—	$53,734,739

For the Three Months Ended March 31, 2020:
Balance at December 31, 2019	33,106,988	$33,107	$41,306,353	$35,540,306	$—	$76,879,766
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(732,518)	(732,518)
Retirements of treasury stock	(150,519)	(151)	(732,367)	—	732,518	—
Stock-based compensation	—	—	358,591	—	—	358,591
Net income attributable to the Company	—	—	—	3,710,159	—	3,710,159
Common stock cash dividends, $0.10 per share	—	—	—	(3,295,647)	—	(3,295,647)
Balance at March 31, 2020	32,956,469	$32,956	$40,932,577	$35,954,818	$—	$76,920,351

For the Nine Months Ended March 31, 2020:
Balance at June 30, 2019	33,183,730	$33,183	$42,488,913	$37,603,762	$—	$80,125,858
Issuance of restricted common stock	271,778	272	(272)	—	—	—
Forfeitures of restricted stock	(49,118)	(49)	49	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(2,483,357)	(2,483,357)
Retirements of treasury stock	(449,921)	(450)	(2,482,907)	—	2,483,357	—
Stock-based compensation	—	—	926,794	—	—	926,794
Net income attributable to common stockholders	—	—	—	8,267,897	—	8,267,897
Common stock cash dividends, $0.10 per share	—	—	—	(9,916,841)	—	(9,916,841)
Balance at March 31, 2020	32,956,469	$32,956	$40,932,577	$35,954,818	$—	$76,920,351
See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 — Organization and Basis of Preparation

Nature of Operations.  Evolution Petroleum Corporation is an oil and gas company focused on delivering a sustainable dividend yield to its stockholders through the ownership, management, and development of oil and gas properties. The Company's long-term goal is to build a diversified portfolio of oil and gas assets through acquisitions while seeking opportunities to maintain and increase production through selective development, production enhancement, and other exploitation efforts on its properties.

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

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

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
Note 3 — Revenue Recognition
Our revenue is primarily generated from our interests in the Delhi field in Northeast Louisiana and our interests in the Hamilton Dome field in Wyoming. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provided de minimis revenue:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Revenues
Crude oil	$7,076,965	$7,461,823	$17,918,909	$25,281,564
Natural gas liquids	558,642	250,476	1,079,868	963,054
Natural gas	141	320	499	1,831
Total revenues	$7,635,748	$7,712,619	$18,999,276	$26,246,449
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
The Company’s contractual performance obligations arise upon the production of hydrocarbons from wells in which the Company has an ownership interest. The performance obligations are considered satisfied at the point in time upon control transferring to a customer at a specified delivery point. Consideration is allocated to completed performance obligations at the end of an accounting period.
Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received one to two months after production has occurred, which is typical in the industry. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for the sale of the product. Estimated revenue due to the Company is recorded within the "Receivables from oil and gas sales" line item on the accompanying unaudited consolidated condensed balance sheets until payment is received. The accounts receivable balances from contracts with customers are presented on the line "Receivables from oil and gas sales" on the accompanying unaudited consolidated condensed balance sheets. As of March 31, 2021 and June 30, 2020, accounts receivables from oil and gas sales were $3.5 million and $1.9

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

million, respectively. To estimate accounts receivable from operator contracts with customers, the Company uses knowledge of its properties, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser. Revenue recognized during the nine months ended March 31, 2021, related to performance obligations satisfied in prior reporting periods, was immaterial.
Note 4 — Prepaid Expenses and Other Current Assets

	March 31, 2021	June 30, 2020
Prepaid insurance	$52,727	$289,999
Prepaid subscription and licenses	93,282	67,005
Prepaid federal and state income taxes	281,713	86,208
Prepaid investor relations and other	60,975	48,474
Total prepaid expenses and other current assets	$488,697	$491,686

Note 5 — Property and Equipment

	March 31, 2021	June 30, 2020
Oil and natural gas properties:
Property costs subject to amortization	$107,666,009	$107,390,379
Less: Accumulated depreciation, depletion, amortization and impairment	(69,359,708)	(40,878,098)
Oil and natural gas properties, net	$38,306,301	$66,512,281
Other property and equipment:
Furniture, fixtures, and office equipment, at cost	$154,731	$154,731
Less: Accumulated depreciation	(142,522)	(137,092)
Other property and equipment, net	$12,209	$17,639

During the nine months ended March 31, 2021 and 2020, the Company incurred capital expenditures of $0.3 million and $1.3 million, respectively.
On May 7, 2021, the Company closed on substantially all of the previously announced acquisition of an approximate 17% working interest and a 14% revenue interest in non-operated oil and gas assets in the Barnett Shale from Tokyo Gas Americas for $18.2 million, net of preliminary purchase price adjustments. Refer to Note 17 - Subsequent Events for more details.
On November 1, 2019, the Company acquired its 23.5% non-operating working interest and a 19.7% revenue interest in the Hamilton Dome unitized field located in Hot Springs County, Wyoming, from the Merit Energy Company. As a result of this cash purchase combined with its subsequent purchase adjustments, the Company recorded a purchase cost of $9.3 million and also recognized $0.9 million in non-cash asset retirement obligations.
The Company uses the full cost method of accounting for its investments in oil and natural gas properties. All costs of acquisition, exploration, and development of oil and natural gas reserves are capitalized as the cost of oil and natural gas and properties when incurred. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depletion, exceed the discounted future net revenues of proved oil and natural gas reserves, net of deferred taxes, such excess capitalized costs result in an impairment charge.
At March 31, 2021, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2021 of the West Texas Intermediate (WTI) crude oil spot price of $39.95 per barrel, adjusted by market differentials by field. The net price per barrel of NGLs was $8.39, which does not have any single comparable reference index price. The NGL price was based on historical prices received. Using these prices, the Company’s net book value of oil and natural gas properties at March 31, 2021 did not exceed the current ceiling.
At December 31, 2020, the Company recorded a $15.2 million ceiling test impairment charge. The ceiling test impairment was driven by a decrease in the first-day-of-the-month average for crude oil used in the ceiling test calculation, from $43.63 per

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

barrel at September 30, 2020 to $39.54 per barrel at December 31, 2020. The first-day-of-the-month average oil price as of December 31, 2020 continued to be heavily influenced by the extremely low oil prices realized in March through May of 2020 combined with the roll off of high oil prices during the quarter ended December 31, 2019.

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

Note 6 — Other Assets

	March 31, 2021	June 30, 2020
Acquisition deposit	$2,325,000	$—
Royalty rights	—	108,512
Less: Accumulated amortization of royalty rights	—	(61,037)
Investment in Well Lift Inc., at cost	—	108,750
Deferred loan costs	168,972	168,972
Less: Accumulated amortization of deferred loan costs	(168,972)	(157,084)
Right of use asset under operating lease	161,125	161,125
Less: Accumulated amortization of right of use asset	(78,470)	(43,932)
Software license	20,662	20,662
Less: Accumulated amortization of software license	(19,516)	(14,350)
Other assets, net	$2,408,801	$291,618
Our royalty rights and investment in Well Lift, Inc. ("WLI") resulted from the separation of our artificial lift technology operations in December 2015. We conveyed our patents and other intellectual property to WLI and retained a 5% royalty on future gross revenues associated with the technology. We own 17.5% of the common stock and 100% of the preferred stock of WLI and account for our investment in this private company at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if such were to occur. The Company evaluates the investment for impairment when it identifies any events or changes in circumstances that might have a significant adverse effect on the fair value of the investment. At March 31, 2021, we reviewed our investment and technology rights in WLI for potential impairment and, as a result, recorded an impairment expense of $0.1 million. This impairment charge was recorded based on a variety of factors including the lack of current revenue generated and the outlook for future activity associated with this technology primarily due to a reduction in drilling activities across the industry.
On May 7, 2021, the Company closed on substantially all of the previously announced acquisition of an approximate 17% working interest and a 14% revenue interest in non-operated oil and gas assets in the Barnett Shale from Tokyo Gas Americas for $18.2 million, net of preliminary purchase price adjustments. Refer to Note 17 - Subsequent Events for more details. In conjunction with the signing of the agreement, the Company made a $2.3 million deposit which was credited against the purchase price at closing.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 7 — Accrued Liabilities and Other

	March 31, 2021	June 30, 2020
Accrued incentive and other compensation	$369,448	$176,636
Accrued retirement costs	131,965	—
Accrued franchise taxes	92,383	100,978
Accrued ad valorem taxes	54,000	108,000
Payable for settled derivatives	—	265,188
Operating lease liability, current	62,942	54,290
Asset retirement obligations due within one year	44,520	—
Accrued - other	11,556	11,556
Accrued liabilities and other	$766,814	$716,648

Note 8 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we expect to incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws. During the nine months ended March 31, 2021, the Delhi field operator abandoned two wells. Presently, we expect the Hamilton Dome operator to plug three wells during the next twelve months. The following is a reconciliation of the beginning and ending asset retirement obligations for the nine months ended March 31, 2021 and for the year ended June 30, 2020:

	March 31, 2021		June 30, 2020
Asset retirement obligations — beginning of period	$2,588,894		$1,610,845
Liabilities incurred	—		944,278	(c)
Liabilities settled	(99,231)	(a)	(86,592)	(d)
Accretion of discount	132,809		146,504
Revision of previous estimates	91,430	(b)	(26,141)
Asset retirement obligations — end of period	$2,713,902		$2,588,894
Less: current asset retirement obligations	44,520		—
Long-term portion of asset retirement obligations	$2,669,382		$2,588,894

(a) Abandonment of two non-scheduled Delhi field wells.
(b) Upward revisions for two difficult-to-plug Delhi field wells.
(c) Liabilities incurred in fiscal 2020 were primarily due to our acquisition of our Hamilton Dome interest.
(d) The respective operators abandoned one well in the Delhi field and four wells in the Hamilton Dome field.
Note 9 — Stockholders’ Equity

 Common Stock

As of March 31, 2021, we had 33,507,452 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. We paid dividends of $2,666,334 and $9,916,841 to our common stockholders during the nine months ended March 31, 2021 and 2020, respectively. The following table reflects the dividends paid within the respective three-month periods:

Common Stock Cash Dividends per Share	2021	2020
First quarter ended September 30,	$0.025	$0.10
Second quarter ended December 31,	$0.025	$0.10
Third quarter ended March 31,	$0.03	$0.10

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

In May 2015, the Board of Directors approved a share repurchase program covering up to $5.0 million of the Company's common stock. Since inception of the program through March 31, 2021, the Company spent $4.0 million to repurchase 706,858 common shares at an average price of $5.72 per share. There were no shares purchased under this program during the nine months ended March 31, 2021. Under the program's terms, shares are repurchased only on the open market and in accordance with the requirements of the SEC. Such shares are initially recorded as treasury stock, then subsequently canceled. The timing and amount of repurchases depends upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and it may be suspended or discontinued at any time.

During the nine months ended March 31, 2021 and 2020, the Company also acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll tax withholding obligations. The treasury shares were subsequently canceled. Such shares were valued at fair market value on the date of vesting. The following table shows all treasury stock purchases in the respective periods:

	Nine Months Ended March 31,
	2021	2020
Number of treasury shares acquired	2,632	449,921
Average cost per share	$2.79	$5.52
Total cost of treasury shares acquired	$7,348	$2,483,357

 Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2020, all common stock dividends were treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2021, we expect all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on our reasonable expectations as of March 31, 2021 and are subject to change based on our final tax calculations at the end of the fiscal year.
Note 10 — Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan ("2016 Plan"), approved in the December 2016 annual meeting, authorized the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. On December 9, 2020, an amendment to the 2016 Plan was approved by our stockholders which increased the number of shares available for issuance by 2,500,000 shares. As of March 31, 2021, 2,213,794 shares remained available for grant under the 2016 Plan.

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

During the nine months ended March 31, 2021, the Company granted 307,455 service-based restricted stock awards primarily to employees under its long term incentive program together with annual awards to its directors. In addition, under this program, the Company granted 246,160 market-based restricted stock awards and 123,080 market-based restricted share units to its employees. In addition to the foregoing, in connection with the retirement of the Company's former Chief Financial Officer, vesting was accelerated as to 50,524 aggregate shares of service- and market-based equity awards (with a weighted average fair value of $5.15 per share) which, for accounting purposes, was treated as a cancellation and replacement of the same number of awards which had a fair value of $2.79 per share.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

During the nine months ended March 31, 2020, the Chief Executive Officer upon his employment received 48,872 shares of serviced-based restricted common stock, which vests in three equal amounts on June 30, 2020, 2021 and 2022; he was also awarded a total of 200,000 market-based Contingent Restricted Stock units consisting of four equal tranches, each of which may vest only if its respective stock price requirement is met before the award term expires. Each tranche has a separate stated price requirement and respective vesting will occur only if, before July 1, 2023, the ninety-day trailing average Company stock share price equals or exceeds its tranche price requirement. The Company also granted 52,119 service-based and 104,236 market-based Restricted Stock awards to our employees as well as 56,395 service-based awards to the Company's directors.

Service-based awards vest with continuous employment by the Company, generally in annual installments over terms of three to four years. Awards to the Company's directors have one-year cliff vesting. Restricted Stock grants, which vest based on service, are valued at the fair market value on the date of grant and amortized over the service period.

Performance-based grants vest upon the attainment of earnings, revenue, and other operational goals and require that the recipient remain an employee or director of the Company through the vesting date. The Company recognizes compensation expense for performance-based awards ratably over the expected vesting period based on third-party independent assessment of the grant date fair value and when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the term of the award. As of March 31, 2021, there were no performance-based awards outstanding.

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
For market-based awards granted during the nine months ended March 31, 2021 and 2020, the assumptions used in the Monte Carlo simulation valuations, expected lives and fair values were as follows:

	March 31,	March 31,
	2021	2020
Weighted average fair value of market-based awards granted	$3.08	$3.79
Risk-free interest rate	0.23%	1.65% to 1.87%
Expected vesting term in years	2.56	1.35 to 2.56
Expected volatility	56.9%	38.6% to 43.7%
Dividend yield	3.2%	6% to 7.2%

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Unvested Restricted Stock awards at March 31, 2021 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	365,552	$3.50
Market-based awards	320,533	3.38
Unvested Restricted Stock at March 31, 2021	686,085	$3.44

The following table sets forth the Restricted Stock transactions for the nine months ended March 31, 2021:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2021	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2020	285,028	$5.53
Service-based shares granted	357,979	2.96
Market-based shares granted	246,160	3.07
Vested	(152,558)	5.04
Forfeited	(50,524)	5.15
Unvested Restricted Stock at March 31, 2021	686,085	$3.44	$1,801,863	2.02
Unvested Contingent Restricted Stock awards table below consists solely of market-based awards:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2021	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2020	200,000	$3.50
Market-based awards granted	123,080	1.76
Unvested contingent shares at March 31, 2021	323,080	$2.85	$190,385	2.25
Stock-based compensation expense related to Restricted Stock and Contingent Restricted Stock grants for the three months ended March 31, 2021 and 2020 was $320,236 and $358,591, respectively. For the nine months ended March 31, 2021 and 2020, non-cash stock-based compensation expenses were $938,093 and $926,794, respectively.
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
At March 31, 2021, the Company had a $3.1 million receivable for remaining income tax refunds related to amended federal and state tax returns for the years ended June 30, 2017 and 2018 filed in late fiscal 2020 for Enhanced Oil Recovery credits related to our Delhi field interests.
For the nine months ended March 31, 2021, we recognized income tax benefit of $5.7 million, which is net of $0.8 million of valuation allowances recorded on deferred tax assets related to federal and state net operating losses, and had an effective tax rate of 23.5% compared to income tax benefit of $1.7 million and an effective tax rate of 26.3% for the nine months ended

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

March 31, 2020. Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the State of Louisiana, and differences related to percentage depletion in excess of basis, stock-based compensation, and other permanent differences. For both periods, our respective statutory federal tax rate was 21%.
Note 12 — Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020
Numerator
Net income (loss) attributable to common stockholders	$1,191,001	$3,710,159	$(18,654,154)	$8,267,897
Denominator
Weighted average number of common shares — Basic	33,496,372	33,052,162	33,184,041	33,055,861
Effect of dilutive securities:
Contingent restricted stock grants	—	—	—	2,585
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,496,372	33,052,162	33,184,041	33,058,446

Net earnings (loss) per common share — Basic	$0.04	$0.11	$(0.56)	$0.25
Net earnings (loss) per common share — Diluted	$0.04	$0.11	$(0.56)	$0.25

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	Outstanding at March 31, 2021
Contingent Restricted Stock grants	$—	323,080

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	Outstanding at March 31, 2020
Contingent Restricted Stock grants	$—	200,000

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
On January 5, 2021 and effective as of December 28, 2020, we entered into the sixth amendment of our Facility which replaced the Debt Service Coverage Ratio (as defined therein) maintenance covenant with a new covenant requiring Current Ratio (as defined therein) of not less than 1.00 to 1.00.
On March 30, 2021, the Company completed its spring redetermination of the Facility, resulting in a borrowing base increase to $30 million.
We were in compliance with all financial covenants and there were no amounts outstanding under the Facility at March 31, 2021, which is secured by substantially all of the Company's Delhi and Hamilton Dome field assets.
Borrowings from the Facility may be used for the acquisition and development of oil and gas properties, investments in cash flow generating assets complimentary to the production of oil and gas, and for letters of credit and other general corporate purposes.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

The Facility included a placement fee of 0.50% on the initial borrowing base, amounting to $50,000, and carries a commitment fee of 0.25% per annum on the undrawn portion of the borrowing base. Any borrowings under the Facility will bear interest, at the Company’s option, at either LIBOR plus 2.75%, subject to a minimum LIBOR of 0.25%, or the Prime Rate, as defined under the Facility, plus 1.00%. The Facility contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (a) a maximum total leverage ratio of not more than 3.00 to 1.00, (b) a current ratio of not less than 1.00 to 1.00, and (c) a consolidated tangible net worth of not less than $50 million, all as defined under the Facility.
In connection with the Facility, the Company incurred $168,972 of past debt issuance costs. Such costs were capitalized in "Other assets, net" and have been completely amortized to expense as of March 31, 2021.
Note 14 — Commitments and Contingencies
We are subject to various claims and contingencies in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At a minimum, we disclose such matters if we believe it is reasonably possible that a future event or events will confirm a material loss through impairment of an asset or the incurrence of a liability. We accrue a material loss if we believe it is probable that a future event or events will confirm a loss, we can reasonably estimate such loss, and we do not accrue future legal costs related to that loss. Furthermore, we will disclose any matter that is unasserted if we consider it probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable and material in amount. We expense legal defense costs as they are incurred.
Note 15 – Derivatives
It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of March 31, 2021, the Company did not have any remaining open derivative contracts.
The Company has in the past and may utilize in the future fixed-price swaps or costless put/call collars to hedge a portion of its anticipated future production. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for the volumes under contract. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract, and a purchased put that establishes a minimum price. The Company has elected not to designate its open derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of the derivative contracts and all payments and receipts on settled derivative contracts in “Net loss on derivative contracts” on the unaudited consolidated condensed statements of operations.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2021	2020	2021	2020
Realized loss	$—	$—	$2,525,988	$—
Unrealized gain	—	—	(1,911,343)	—
Net loss on derivative contracts	$—	$—	$614,645	$—
The Company’s derivative contract is recorded at fair market value and is included in the unaudited consolidated condensed balance sheets as an asset or a liability. The Company did not have any open positions as of March 31, 2021 or 2020.
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
As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment; this may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented in this report. The Company did not have any open positions at March 31, 2021 or 2020.
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
Note 17 – Subsequent Events
On May 7, 2021, the Company closed on substantially all of the acquisition of an approximate 17% working interest and a 14% revenue interest in non-operated oil and gas assets in the Barnett Shale from Tokyo Gas Americas for $18.2 million, net of preliminary purchase price adjustments. A portion of the assets were excluded from the transaction due to potential title defects associated with such assets that may be cured at a future date. The Company is not under obligation to purchase these excluded assets, but upon resolution of the potential title defects may decide to purchase those interests at a mutually agreed upon price. The closing of the acquisition was funded with cash on hand and borrowings under the credit facility that are expected to be repaid quickly with excess cash flow.
On May 6, 2021, the Company declared a quarterly cash dividend of $0.05 per share of common stock to shareholders of record on June 16, 2021 and payable on June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Liquidity and Capital Resources
Results of Operations
Critical Accounting Policies and Estimates
Commonly Used Terms
"Current quarter" refers to the three months ended March 31, 2021, the Company's third quarter of fiscal 2021.
"Prior quarter" refers to the three months ended December 31, 2020, the Company's second quarter of fiscal 2021.
"Year-ago quarter" refers to the three months ended March 31, 2020, the Company's third quarter of fiscal 2020.
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
We are committed to exceptional safety, health, and environmental stewardship; supporting the professional development of our team of employees and contractors; making a positive difference in the communities where we live and work; and transparency in reporting on our progress in these areas. Our Board of Directors will have oversight of, among other things, the development and implementation of the Company’s environmental, social and governance policies, and programs and initiatives.
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
On May 7, 2021, the Company closed on substantially all of the acquisition of an approximate 17% working interest and a 14% revenue interest in non-operated oil and gas assets in the Barnett Shale from Tokyo Gas Americas for $18.2 million, net of preliminary purchase price adjustments. Refer to Note 17 - Subsequent Events for more details.

Highlights for our Third Quarter of Fiscal 2021 and Operations Update

•Declared an increased 30th consecutive quarterly cash dividend on common shares of $0.05 per share, payable on June 30, 2021, representing a 67% increase from the prior quarter.
•Closed on substantially all of the acquisition of non-operated oil and gas assets in the Barnett Shale for $18.2 million, net of preliminary purchase price adjustments, on May 7, 2021.
•Total revenues increased by 32.4% over the prior quarter to $7.6 million.
•Generated cash flow in excess of quarterly dividend and ended the quarter with $17.0 million in cash and no debt.

•Completed Spring redetermination of the credit facility and increased the borrowing base to $30 million, excluding Tokyo Gas acquisition impacts.
Overview
In early March 2020, crude oil prices declined sharply as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global pandemic caused by COVID-19. Realized oil prices have recently rebounded, although they remain volatile. The Company expects the price of crude oil to continue to be volatile as evidenced by the futures market. We cannot predict the duration of such volatility nor the current supply-demand imbalance, but must be prepared for crude oil prices to remain volatile for an extended period and for the potential effects on our business, financial condition, results of operations, and cash flows.

Gross oil production for the Company averaged approximately 6,098 BOPD during the quarter, a 3.4% decrease from the prior quarter primarily due to lower Delhi oil production as a result of the severe cold weather in February 2021, as well as the lingering impact of the suspension of CO2 purchases due to previously announced pipeline repairs, from late February through the end of October 2020, and the deferral of field conformance capital expenditures. CO2 purchases at Delhi resumed on October 26, 2020 at a rate of 65 MMcf per day, approximately 76% of the level prior to the shut-in due to other supply constraints that are expected to be resolved during the first half of our fiscal 2022. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%.

Gross NGL production for the quarter was approximately 911 BOEPD, a 12.0% decrease from the prior quarter. The decrease is primarily due to the severe cold weather in February 2021.

The Company recorded quarterly net income of $1.2 million, or $0.04 per diluted share, compared to a net loss of $12.7 million, or $0.38 per diluted share, in the prior quarter. The increase in the Company's net income was primarily impacted by the full cost ceiling impairment recorded at December 31, 2020 driven by the severe decline in oil prices during the twelve months ended December 31, 2020 as well as the 37.8% increase in the Company's average realized price per barrel of oil for three months ended March 31, 2021.

These items, and others, are further discussed below.

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.1 of our Form 10-K for the year ended June 30, 2020.
Full Cost Pool Ceiling Test and Impairment
At March 31, 2021, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2021 of the WTI crude oil spot price of $39.95 per barrel, adjusted by market differentials by field. The net price per barrel of NGLs was $8.39, which does not have any single comparable reference index price. The NGL price was based on historical prices received. Using these prices, the Company’s net book value of oil and natural gas properties at March 31, 2021 did not exceed the current ceiling.
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
The nature of the COVID-19 pandemic continues to make it extremely difficult to predict the continuing impact on the Company’s business and operations. However, the overall economic impact of the pandemic is viewed as highly negative to the general economy, especially the oil and natural gas industry. In 2020, primarily driven by the COVID-19 pandemic and actions taken by OPEC+, the benchmark price of WTI dropped significantly. However, during the first quarter of calendar 2021, expectations surrounding the demand for oil and natural gas combined with moderated supply increases have stimulated a rise in oil and natural gas prices. The Company expects the price of crude oil to remain volatile as evidenced by the continued volatility in the futures market. In addition, future legislative or regulatory changes as a result of the United States election in 2020 may result in increased costs and decreased revenues, cash flows, and liquidity. Companies that operate wells in which we own a working interest are subject to extensive federal regulation. The Company, as a working interest owner, is therefore indirectly subject to these same regulations. New or changed laws and regulations could have a material adverse effect on our business.
The recent U. S Department of Interior policy pausing new oil and gas leasing and the issuance of drilling permits on public lands does not impact our Wyoming Hamilton Dome interests as our reserves are solely proved developed producing and there are no drilling prospects.
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
Liquidity and Capital Resources
At March 31, 2021, the Company had $17.0 million in cash and cash equivalents, compared to $19.7 million of cash and cash equivalents at June 30, 2020, which does not include the $2.3 million deposit related to the Tokyo Gas Americas acquisition that was applied against the $18.2 million purchase price funded using primarily cash and modest borrowings.

In addition, the Company has a senior secured reserve-based credit facility (the "Facility") with a maximum capacity of $50 million subject to a borrowing base determined by the lender based on the value of our oil and gas properties.
As of March 31, 2021, there were no borrowings outstanding under the Facility, which matures on April 9, 2024. The Facility is secured by substantially all of the Company's assets. Effective as of November 2, 2020, the Company completed its annual Fall redetermination, and extended the facility an additional three years. As expected from the lower oil price environment, the redetermination of the borrowing base resulted in a decrease from $27 million to $23 million.
On March 30, 2021, the Company completed its Spring redetermination of the Facility, resulting in a borrowing base increase to $30 million. The borrowing base does not yet include any portion of the Tokyo Gas Americas properties.
Any future borrowings bear interest, at the Company's option, at either the London Interbank Offered Rate ("LIBOR") plus 2.75%, subject to a LIBOR minimum of 0.25%, or the Prime Rate, as defined under the Facility, plus 1.0%. The Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a current ratio of not less than 1.0 to 1.0, and (iii) a consolidated tangible net worth of not less than $50 million, each as defined in the Facility. The Facility also contains other customary affirmative and negative covenants and events of default. As of March 31, 2021, the Company was in compliance with all covenants contained in the Facility.
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
The Board of Directors instituted a cash dividend on common stock in December 2013. The Company has since paid 30th consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of the Company’s financial strategy, and it is the Company's long-term goal to increase dividends over time, as appropriate. During the industry downturn at the time, the Board of Directors adjusted the quarterly dividend rate from $0.10 per share to $0.025 per share, effective in the quarter ending June 30, 2020. The reduction in the dividend rate allowed the Company to conserve cash for additional financial flexibility while continuing to reward shareholders with a yield of approximately 3% at current stock price levels. On February 2, 2021, considering an improving industry outlook, the Board of Directors increased the dividend rate from $0.025 per share to $0.03 per share effective in the quarter ended March 31, 2021. On May 7, the Board of Directors further increased the dividend rate to $0.05 per share effective in the quarter ended June 30, 2021 due to improved industry conditions and the Tokyo Gas Americas acquisition. As in the past, the Company intends to consider higher dividend levels as warranted by industry conditions and any future accretive acquisitions.

In May 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company’s common stock. The Company monitors its stock price and looks to opportunistically purchase its common stock when market conditions are deemed to be appropriate. During the nine months ended March 31, 2021, there were no shares purchased by the Company and approximately $1.0 million remains available under the program for future share purchases.

In early March 2020, oil prices declined rapidly resulting in lower operating cash flows and two quarterly impairments in oil and gas property book values. Despite the significant decline in oil prices, the Company was able to utilize primarily operating cash flow along with some of its cash on hand to maintain its dividend policy while meeting capital expenditures without drawing on its senior secured credit facility and remains positioned to take advantage of any accretive opportunities due to the Company’s cash on hand as well as its borrowings available under its undrawn senior secured credit facility. Additionally, the Company has no long-term service contracts or drilling commitments and is no longer subject to the derivative positions entered into in April 2020 that turned negative in June 2020. The Company expects to have sufficient liquidity to meet all its identified cash requirements for at least the next 12 months.

During the nine months ended March 31, 2021, the Company funded operations, capital expenditures, and cash dividends with cash generated from operations and cash on hand. As of March 31, 2021, working capital remained flat at $20.1 million compared to June 30, 2020. The Company was able to maintain its balance sheet and generate positive operating cash flows for the three months ended March 31, 2021 as a result of various cost cutting initiatives.
Capital Expenditures
For the nine months ended March 31, 2021, we incurred $0.3 million for Delhi field capital maintenance and plugging activities. Based on discussions with the Delhi and Hamilton Dome operators, we expect to resume conformance workover projects and will likely incur additional maintenance capital expenditures as oil prices recover. The Hamilton Dome operator expects to restore volumes shut-in due to low oil prices as conditions improve in the market. Such amounts for workover projects at the two fields are not known or approved but are expected to be in the range of $0.25 million to $0.5 million for the remaining three months of fiscal 2021. For fiscal 2022, based on discussions with the operators, the Company's capital expenditures are expected to be in the range of $1.25 million to $2.0 million, primarily consisting of conformance workover and maintenance capital projects.

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
On May 7, 2021, the Company closed on substantially all of the acquisition of an approximate 17% working interest and a 14% revenue interest in non-operated oil and gas assets in the Barnett Shale from Tokyo Gas Americas for $18.2 million, net of preliminary purchase price adjustments. This acquisition was funded with cash on hand, plus modest borrowings under the Company's existing bank facility. For the remainder of fiscal 2021, we expect our Barnett capital expenditures will be up to $0.25 million and range from $0 to $0.5 million for fiscal 2022.
Funding for our anticipated capital expenditures over the next 12 months is expected to be met from cash flows from operations and current working capital.
Cash Flow Activities
Cash provided by operating activities in the current period decreased $9.7 million compared to the same year-ago period due to a $26.9 million decrease in cash provided by net income together with a $15.3 million increase in cash provided by non-cash expenses, and a $2.0 million increase in cash provided from current operating assets and liabilities.
Cash used in investing activities decreased $8.2 million due to the $9.3 million prior period purchase of the Hamilton Dome property and to lower Delhi field expenditures of $1.2 million.
During the nine months ended March 31, 2021, the $9.7 million decrease in cash used by financing activities was due to a $7.3 million decrease in dividends and a $2.5 million decrease in common share repurchases impacted by prior period repurchases under the buyback program.

Results of Operations
Three Months Ended March 31, 2021 and 2020
Revenues
Compared to the corresponding year-ago quarter, current quarter revenues decreased 1.0% primarily due to a 22.8% decrease in production partially offset by a 28.2% increase in the Company's realized equivalent price per BOE. The natural decline of the Delhi field has been temporarily increased by the shut-in of the CO2 supply pipeline from late February 2020 through the end of October 2020 as discussed in "Lease Operating Costs" below, as well as a suspension of field conformance capital expenditures. Purchased CO2 is necessary to maintain reservoir pressure and therefore achieve normal field performance. The shut-in of purchased CO2 volumes resulted in a decline in reservoir pressure and a temporary exacerbated production decline. The resumption of CO2 purchases during the current quarter is expected to gradually restore reservoir pressure and lead to a gradual increase in oil production rates. Also contributing to the decrease in the current quarter was the loss of production associated with the severe Winter storm in February 2021. The Company’s average realized oil price was higher primarily due to the recovery of WTI pricing in 2021, as the demand for oil has begun to recover primarily as a result of the roll-out of the COVID -19 vaccine and concerns surrounding the perceived surplus of oil supplies has begun to retract.
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Variance	Variance %
Oil and gas production
Crude oil revenues	$7,076,965	$7,461,823	$(384,858)	(5.2)%
NGL revenues	558,642	250,476	308,166	123.0%
Natural gas revenues	141	320	(179)	(55.9)%
Total revenues	$7,635,748	$7,712,619	$(76,871)	(1.0)%

Crude oil volumes (Bbl)	132,230	172,901	(40,671)	(23.5)%
NGL volumes (Bbl)	21,497	26,206	(4,709)	(18.0)%
Natural gas volumes (Mcf)	60	223	(163)	(73.1)%
Equivalent volumes (BOE)	153,737	199,144	(45,407)	(22.8)%

Crude oil (BOPD, net)	1,469	1,879	(410)	(21.8)%
NGLs (BOEPD, net)	239	285	(46)	(16.1)%
Natural gas (BOEPD, net)	—	—	—	n.m.
Equivalent volumes (BOEPD, net)	1,708	2,164	(456)	(21.1)%

Crude oil price per Bbl	$53.52	$43.16	$10.36	24.0%
NGL price per Bbl	25.99	9.56	16.43	171.9%
Natural gas price per Mcf	2.35	1.43	0.92	n.m.
Equivalent price per BOE	$49.67	$38.73	$10.94	28.2%
n. m. Not meaningful.

Lease Operating Costs
Lease operating costs are presented in two components: CO2 costs for the Delhi field and other lease operating costs for both the Delhi and Hamilton Dome fields.

	Three Months Ended March 31,
	2021	2020	Variance	Variance %
CO2 costs (a)	$985,931	$806,527	$179,404	22.2%
Other lease operating costs	2,620,580	3,089,017	(468,437)	(15.2)%
Total lease operating costs	$3,606,511	$3,895,544	$(289,033)	(7.4)%

CO2 costs per BOE	$6.41	$4.05	$2.36	58.3%
All other lease operating costs per BOE	17.05	15.51	1.54	9.9%
Lease operating costs per BOE	$23.46	$19.56	$3.90	19.9%
(a) Under our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

	Three Months Ended March 31,
	2021	2020	Variance	Variance %
CO2 costs per mcf	$0.71	$0.69	$0.02	2.9%
CO2 volumes (MMcf per day, gross)	64.5	53.9	10.6	19.7%

Compared to the year-ago quarter, CO2 costs increased $0.2 million to $1.0 million compared to $0.8 million in 2020. The approximate $0.2 million increase was due to the 18.4% increase in purchased mcf volumes as well as the increase in the realized oil price in the Delhi field.
Compared to the year-ago quarter, "Other lease operating costs" decreased by $0.5 million primarily due to a reduction in conformance activities in the current year as a result of lower oil prices in the first half of fiscal 2021.
On a total cost per BOE basis, Delhi field costs increased 23.4% to $21.52 per BOE in the current quarter, primarily due to a 62.5% increase in CO2 cost per BOE together with a 7.1% increase in other lease operating costs per BOE, resulting from 24.7% lower barrel equivalent production.
Hamilton Dome field costs per BOE was $30.01 in the current quarter compared to $27.55 in the year-ago quarter.
Depletion, Depreciation, and Amortization ("DD&A")
Total DD&A expense was 23.5% lower compared to the same year-ago quarter due to a 26.6% decrease in the oil and gas DD&A amortization primarily attributable to the 22.8% decrease in equivalent barrel volumes compared to the year-ago quarter. On a per BOE basis, the Company's oil and gas DD&A rate decreased 2.2% . The decrease on a per BOE basis was primarily driven by the full cost ceiling test impairments recorded during the quarters ended December 31, 2020 and September 30, 2020, which lower the depreciable assets base, partially offset by the decrease in the Company's oil and gas reserves due to the decline in oil prices, thereby reducing the number of units of production to which cost is allocated,.

	Three Months Ended March 31,
	2021	2020	Variance	Variance %
DD&A of proved oil and gas properties	$1,020,810	$1,352,203	$(331,393)	(24.5)%
Depreciation of other property and equipment	1,810	2,465	(655)	(26.6)%
Amortization of intangibles	3,391	3,391	—	—%
Accretion of asset retirement obligations	44,956	41,422	3,534	8.5%
Total DD&A	$1,070,967	$1,399,481	$(328,514)	(23.5)%

Oil and gas DD&A rate per BOE	$6.64	$6.79	$(0.15)	(2.2)%

Impairment of Well Lift Inc. - Related Expenses
Our royalty rights and investment in Well Lift, Inc. resulted from the separation of our artificial lift technology operations in December 2015. We conveyed our patents and other intellectual property to WLI and retained a 5% royalty on future gross revenues associated with the technology. We own 17.5% and 100% of the preferred stock of the common stock of WLI and account for our investment in this private company at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if such were to occur. The Company evaluates the investment for impairment when it identifies any events or changes in circumstances that might have a significant adverse effect on the fair value of the investment. At March 31, 2021, we reviewed our investment in WLI for potential impairment and, as a result, recorded an impairment expense of $0.1 million. This impairment charge was recorded based on a variety of factors including the lack of activity associated with this technology as well as the continued reduction in drilling activities across the industry.
General and Administrative Expenses
For the three months ended March 31, 2021, general and administrative expenses of $1.8 million increased $0.4 million, or 25.0%, compared to the year-ago quarter, primarily due to approximately $0.4 million of higher acquisition-related legal and tax expenses.
Other Income and Expenses
Other income and expense (net) decreased primarily due to lower interest income.

	Three Months Ended March 31,
	2021	2020	Variance	Variance %
Interest and other income	$9,223	$41,186	$(31,963)	(77.6)%
Interest expense	(18,686)	(29,067)	10,381	(35.7)%
Total other income (expense), net	$(9,463)	$12,119	$(21,582)	(178.1)%
Net Income
Net income attributable to common stockholders for the three months ended March 31, 2021 decreased $2.5 million to $1.2 million compared to the same year-ago quarter. Pre-tax income decreased due to the aforementioned revenue and expense variances. Our income tax provision increased primarily due to lower pre-tax income as well as a decrease in our effective tax rate due to the recording of a $2.8 million income tax benefit related to Enhanced Oil Recovery credits claimed on income tax returns for fiscal 2019, 2018 and 2017.

	Three Months Ended March 31,
	2021	2020	Variance	Variance %
Income (loss) before income taxes	$971,142	$963,933	$7,209	0.7%
Income tax provision (benefit)	(219,859)	(2,746,226)	2,526,367	(92.0)%
Net income (loss) attributable to common stockholders	$1,191,001	$3,710,159	$(2,519,158)	(67.9)%
Income tax provision (benefit) as percentage of income (loss) before income taxes	(22.6)%	(284.9)%

Results of Operations
Nine Months Ended March 31, 2021 and 2020
Revenues
Compared to the corresponding nine months ended March 31, 2020, current period revenues decreased 27.6% primarily due to 15.5% decrease in the Company's realized equivalent price per BOE together with a 14.3% decrease in production as the increase in volume due to the November 1, 2019 Hamilton Dome acquisition was offset by a volume decrease at the Delhi field. The natural decline of the Delhi field has been temporarily increased by the shut-in of the CO2 supply pipeline from late February 2020 through the end of October 2020 as discussed in "Lease Operating Costs" below, as well as a suspension of field conformance capital expenditures. Purchased CO2 is necessary to maintain reservoir pressure and therefore achieve normal field performance. The shut-in of purchased CO2 volumes resulted in a decline in reservoir pressure that temporarily exacerbated the production decline. The resumption of CO2 purchases during the current period is expected to gradually restore reservoir pressure and lead to a gradual increase in oil production rates. The Company’s average realized oil price was lower primarily due to the decline in WTI pricing combined with an increased differential relative to WTI. The Company’s Hamilton Dome production typically trades at a discount to WTI due to its specific gravity and sulfur content. Reflecting excess market supply, current period Delhi field production sold at a discount to WTI compared to a premium in the year-ago period.
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the nine months ended March 31, 2021 and 2020:

	Nine Months Ended March 31,
	2021	2020	Variance	Variance %
Oil and gas production
Crude oil revenues	$17,918,909	$25,281,564	$(7,362,655)	(29.1)%
NGL revenues	1,079,868	963,054	116,814	12.1%
Natural gas revenues	499	1,831	(1,332)	(72.7)%
Total revenues	$18,999,276	$26,246,449	$(7,247,173)	(27.6)%

Crude oil volumes (Bbl)	418,587	490,125	(71,538)	(14.6)%
NGL volumes (Bbl)	69,916	79,982	(10,066)	(12.6)%
Natural gas volumes (Mcf)	275	935	(660)	(70.6)%
Equivalent volumes (BOE)	488,549	570,263	(81,714)	(14.3)%

Crude oil (BOPD, net)	1,528	1,782	(254)	(14.3)%
NGLs (BOEPD, net)	255	291	(36)	(12.4)%
Natural gas (BOEPD, net)	—	1	(1)	n.m.
Equivalent volumes (BOEPD, net)	1,783	2,074	(291)	(14.0)%

Crude oil price per Bbl	$42.81	$51.58	$(8.77)	(17.0)%
NGL price per Bbl	15.45	12.04	3.41	28.3%
Natural gas price per Mcf	1.81	1.96	(0.15)	(7.7)%
Equivalent price per BOE	$38.89	$46.03	$(7.14)	(15.5)%
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

	Nine Months Ended March 31,
	2021	2020	Variance	Variance %
Oil Derivative Contracts
Realized (gain) loss on derivatives, net	$2,525,988	$—	$2,525,988	n.m.
Unrealized (gain) loss on derivatives	(1,911,343)	—	(1,911,343)	n.m.
Net (gain) loss on derivatives contracts	$614,645	$—	$614,645	n.m.

Crude oil price per Bbl (including impact of realized derivatives)	$36.78
n. m. Not meaningful.
Lease Operating Costs
Lease operating costs are presented in two components: CO2 costs for the Delhi field and other lease operating costs for both the Delhi and Hamilton Dome fields.

	Nine Months Ended March 31,
	2021	2020	Variance	Variance %
CO2 costs (a)	$1,605,818	$3,501,507	$(1,895,689)	(54.1)%
Other lease operating costs	7,404,030	7,718,731	(314,701)	(4.1)%
Total lease operating costs	$9,009,848	$11,220,238	$(2,210,390)	(19.7)%

CO2 costs per BOE	$3.29	$6.14	$(2.85)	(46.4)%
All other lease operating costs per BOE	15.15	13.54	1.61	11.9%
Lease operating costs per BOE	$18.44	$19.68	$(1.24)	(6.3)%
(a) Under our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

	Nine Months Ended March 31,
	2021	2020	Variance	Variance %
CO2 costs per mcf	$0.64	$0.77	$(0.13)	(16.9)%
CO2 volumes (MMcf per day, gross)	38.3	69.1	(30.8)	(44.6)%

Compared to the prior year period, CO2 costs declined $1.9 million. The pipeline that supplies CO2 to the Delhi field was shut in on February 22, 2020 when a pressure loss was detected, and subsequently, CO2 purchases were temporarily suspended. CO2 purchases historically provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. The recycle facilities continue to operate as usual. The pipeline is owned and operated by Denbury Resources, and the Company does not have any ownership in the portion of the pipeline under repair, which is upstream of the Delhi field.
Compared to the prior year period, "Other lease operating costs" decreased by $0.3 million primarily due to a reduction in conformance activities in the current year as a result of lower oil prices partially offset by the Hamilton Dome field acquired on November 1, 2019, whereas during the year-ago period the Company did not have any ownership in the Hamilton Dome field for the entire period. The Delhi field’s “Other lease operating costs” were $1.1 million lower compared to the year-ago period primarily due to lower workover, labor, and chemical expenses.
On a total cost per BOE basis, Delhi field costs decreased 12.4% to $15.98 per BOE in the current period, primarily due to a 39.8% decline in CO2 cost per BOE, partially offset by a 4.6% increase in other lease operating costs per BOE.

Hamilton Dome field costs per BOE was $27.29 for the nine months ended March 31, 2021 compared to $30.22 for the nine months ended March 31, 2020. The decrease on a per BOE basis is primarily due to a reduction in workover activities in the current year as a result of lower oil prices.
Depletion, Depreciation, and Amortization ("DD&A")
Total DD&A expense was 10.9% lower compared to the nine months ended March 31, 2020 primarily due to an 11.9% decrease in the oil and gas DD&A amortization attributable to the 14.3% decrease in equivalent barrel volumes compared to the prior year. On a per BOE basis, the Company's oil and gas DD&A rate increased 2.9% primarily as result of the acquisition of Hamilton Dome in November 2019 partially offset by full cost ceiling test impairment recorded during the quarters ended December 31, 2020 and September 30, 2020.

	Nine Months Ended March 31,
	2021	2020	Variance	Variance %
DD&A of proved oil and gas properties	$3,691,611	$4,189,290	$(497,679)	(11.9)%
Depreciation of other property and equipment	5,430	6,969	(1,539)	(22.1)%
Amortization of intangibles	10,173	10,173	—	—%
Accretion of asset retirement obligations	132,809	103,852	28,957	27.9%
Total DD&A	$3,840,023	$4,310,284	$(470,261)	(10.9)%

Oil and gas DD&A rate per BOE	$7.56	$7.35	$0.21	2.9%
Proved Property Impairment
The Company recorded a proved property impairment of $24.8 million during the nine months ended March 31, 2021 primarily as a result of the decline in the price of oil over the past twelve months. The Company utilizes the full cost method of accounting for its oil and gas properties under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the amortization base, plus the cost of unproved properties excluded from amortization, as adjusted for related income tax effects (the valuation “ceiling”).
Impairment of Well Lift Inc. - Related Expenses
Our royalty rights and investment in Well Lift, Inc. resulted from the separation of our artificial lift technology operations in December 2015. We conveyed our patents and other intellectual property to WLI and retained a 5% royalty on future gross revenues associated with the technology. We own 17.5% of the common stock and 100% of the preferred stock of WLI and account for our investment in this private company at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if such were to occur. The Company evaluates the investment for impairment when it identifies any events or changes in circumstances that might have a significant adverse effect on the fair value of the investment. At March 31, 2021, we reviewed our investment in WLI for potential impairment and, as a result, recorded an impairment expense of $0.1 million. This impairment charge was recorded based on a variety of factors including the lack of activity associated with this technology as well as the continued reduction in drilling activities across the industry.
General and Administrative Expenses
For the nine months ended March 31, 2021, expenses of $5.0 million increased $0.7 million, or 16.9%, compared to the nine months ended March 31, 2020, primarily due to approximately $0.4 million of higher acquisition-related legal and tax expenses, $0.2 million of salary and benefits and $0.1 million of consulting expense. The two latter expense increases reflect accrued retirement expense for the Company's former Chief Financial Officer and expenses related to the hiring of his successor.

Other Income and Expenses
Other income and expense (net) decreased due primarily lower interest income.

	Nine Months Ended March 31,
	2021	2020	Variance	Variance %
Interest and other income	$34,866	$160,256	$(125,390)	(78.2)%
Interest expense	(60,340)	(87,757)	27,417	(31.2)%
Total other income (expense), net	$(25,474)	$72,499	$(97,973)	(135.1)%
Net Income (Loss)
Net income (loss) attributable to common stockholders for the nine months ended March 31, 2021 decreased $26.9 million to $18.7 million compared to the nine months ended March 31, 2020. Pre-tax income decreased due to the aforementioned revenue and expense variances. Our income tax provision decreased primarily due to lower pre-tax income as well as an increase in our effective tax rate primarily due to depletion in excess of basis deduction and the recording of a $2.8 million income tax benefit related to Enhanced Oil Recovery credits claimed on income tax returns for fiscal 2019, 2018 and 2017 during the nine months ended March 31, 2020.

	Nine Months Ended March 31,
	2021	2020	Variance	Variance %
Income (loss) before income taxes	$(24,384,855)	$6,548,096	$(30,932,951)	(472.4)%
Income tax provision (benefit)	(5,730,701)	(1,719,801)	(4,010,900)	233.2%
Net income (loss) attributable to common stockholders	$(18,654,154)	$8,267,897	$(26,922,051)	(325.6)%
Income tax provision (benefit) as percentage of income (loss) before income taxes	23.5%	(26.3)%

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risks
Information about market risks for the nine months ended March 31, 2021, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2020.
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
We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. As of March 31, 2021, we did not have any remaining open derivative contracts. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 15 - Derivatives to our unaudited consolidated condensed financial statements for more details.

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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.
Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended March 31, 2021, we have determined there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended June 30, 2020 includes a detailed description of our risk factors. In addition to those, we add the following risk factor below:
The Company’s operations are subject to a number of risks arising out of concerns regarding the threat of climate change, including regulatory, political, litigation and financial risks, that could result in increased operating costs and costs of compliance, limit the areas in which oil and gas production may occur and reduce the demand for oil and gas.
The threat of climate change continues to attract considerable attention. Numerous initiatives have been proposed and more are expected to come that focus on monitoring and limiting existing sources of greenhouse gas emissions as well as to restrict or eliminate emissions from new sources. As a result, the Company is subject to numerous risks associated with the production and processing of fossil fuels and emission of greenhouse gas.

Governmental, scientific, and public concern over the threat of climate change arising from greenhouse emissions has resulted in increasing political risks in the United States. Proposals to ban hydraulic fracturing of oil and gas wells and ban new leases for production of minerals on federal properties, including onshore lands and offshore waters have already been made. Other actions that could be pursued may include more restrictive requirements for drilling or construction permits, the reversal of the United States’ withdrawal from the Paris Agreement in November 2020, and reinstatement of the ban on oil exports. Litigation risks are also increasing as a number of suits against oil and gas exploration and production companies have been brought in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects.

There are also financial risks for the energy industry as it may become more difficult to access the capital markets as the threat of climate change may impact decisions made by potential investors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices and some of them may elect not to provide funding for fossil fuel energy companies. Limitation of investments in and financings for the energy industry could result in the restriction, delay or cancellation of drilling programs or development or production activities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
During the quarter ended March 31, 2021, the Company did not purchase any common stock in the open market under a previously announced share repurchase program and no shares of common stock were surrendered by its employees to pay their share of payroll taxes arising from vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
A.            Exhibits

10.1	Purchase and Sale Agreement, dated March 29, 2021, between Evolution Petroleum Corporation and TG Barnett Resources LLP (incorporated by reference to Exhibit 10.1 to Evolution Petroleum Corporation’s Current Report on Form 8-K filed on May 11, 2021)
10.2	First Amendment to the Purchase and Sale Agreement, dated March 29, 2021, effective April 20, 2021 (incorporated by reference to Exhibit 10.2 to Evolution Petroleum Corporation’s Current Report on Form 8-K filed on May 11, 2021)
10.3	Second Amendment to the Purchase and Sale Agreement, dated March 29, 2021, effective May 4, 2021 (incorporated by reference to Exhibit 10.3 to Evolution Petroleum Corporation’s Current Report on Form 8-K filed on May 11, 2021)
10.4	Third Amendment to the Purchase and Sale Agreement, dated March 29, 2021, effective May 6,, 2021 (incorporated by reference to Exhibit 10.4 to Evolution Petroleum Corporation’s Current Report on Form 8-K filed on May 11, 2021)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION PETROLEUM CORPORATION
(Registrant)

	By:	/s/ Jason E. Brown
Jason E. Brown
President and Chief Executive Officer

Date: May 11, 2021