Form 10-Q
period 2021-09-30
EVOLUTION PETROLEUM CORP
filed 2021-11-10
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
33,631,749 shares outstanding of common stock, par value $0.001, as of November 5, 2021.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

We use the terms, “EPM,” “Company,” “we,” “us,” and “our” to refer to Evolution Petroleum Corporation, and unless the context otherwise requires, its wholly-owned subsidiaries.

i

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict,” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our plans, beliefs, or current expectations, including the plans, beliefs, and expectations of our officers and directors. When considering any forward-looking statement, you should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks, and other risk factors as described in Part II, Item 1A, “Risk Factors” and elsewhere in this report and as also may be described from time to time in our future reports we file with the Securities and Exchange Commission. You should read such information in conjunction with our consolidated condensed financial statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	September 30, 2021	June 30, 2021
Assets
Current assets
Cash and cash equivalents	$7,954,878	$5,276,510
Receivables from oil and natural gas sales	16,304,234	8,686,967
Receivables for federal and state income tax refunds	3,107,638	3,107,638
Prepaid expenses and other current assets	928,593	1,037,259
Total current assets	28,295,343	18,108,374
Property and equipment, net of depreciation, depletion, amortization, and amortization
Oil and natural gas properties—full-cost method of accounting, of which none were excluded from amortization	57,369,403	58,515,860
Other property and equipment, net	9,555	10,639
Total property and equipment, net	57,378,958	58,526,499
Other assets, net	58,742	70,789
Total assets	$85,733,043	$76,705,662
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,404,928	$5,609,367
Accrued liabilities and other	654,270	947,045
State and federal income taxes payable	1,676,460	37,748
Total current liabilities	12,735,658	6,594,160
Long term liabilities
Senior secured credit facility	4,000,000	4,000,000
Deferred income taxes	5,838,077	5,957,202
Asset retirement obligations	5,661,868	5,538,752
Operating lease liability	10,417	20,745
Total liabilities	28,246,020	22,110,859
Commitments and contingencies (Note 14)
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; 33,631,749 and 33,514,952 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	33,632	33,515
Additional paid-in capital	42,737,334	42,541,224
Retained earnings	14,716,057	12,020,064
Total stockholders’ equity	57,487,023	54,594,803
Total liabilities and stockholders’ equity	$85,733,043	$76,705,662

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Revenues
Oil	$8,858,463	$5,379,161
Natural gas liquids	4,562,218	216,026
Natural gas	5,458,329	189
Total revenues	18,879,010	5,595,376
Operating costs
Lease operating costs	8,625,167	2,397,924
Depreciation, depletion, amortization and accretion	1,527,812	1,410,888
Impairment of proved property	—	9,602,620
Net loss on derivative contracts	—	334,966
General and administrative expenses *	1,939,909	1,278,698
Total operating costs	12,092,888	15,025,096
Income (loss) from operations	6,786,122	(9,429,720)
Other
Interest and other income	2,477	14,426
Interest expense	(50,612)	(22,032)
Income (loss) before income taxes	6,737,987	(9,437,326)
Income tax expense (benefit)	1,519,586	(2,302,178)
Net income (loss) attributable to common stockholders	$5,218,401	$(7,135,148)
Earnings (loss) per common share
Basic	$0.16	$(0.22)
Diluted	$0.16	$(0.22)
Weighted average number of common shares outstanding
Basic	33,533,990	32,955,656
Diluted	33,533,990	32,955,656

* General and administrative expenses for the three months ended September 30, 2021 and 2020 included non-cash stock-based compensation expenses of $197,826 and $300,351, respectively.

See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income (loss) attributable to common stockholders	$5,218,401	$(7,135,148)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	1,527,812	1,410,888
Impairment of proved property	—	9,602,620
Stock-based compensation	197,826	300,351
Deferred income taxes	(119,125)	(2,160,340)
Net loss on derivative contracts	—	334,966
Payments paid for derivative settlements	—	(1,096,472)
Other	(2,169)	3,816
Changes in operating assets and liabilities:
Receivables	(7,617,267)	(57,175)
Prepaid expenses and other current assets	108,666	83,150
Net operating loss carryback	—	(512,042)
Accounts payable and accrued expenses	4,639,889	250,421
Income taxes payable	1,638,712	122,206
Net cash provided by operating activities	5,592,745	1,147,241
Cash flows from investing activities
Development of oil and natural gas properties	(390,370)	(153,205)
Net cash used in investing activities	(390,370)	(153,205)
Cash flows from financing activities
Common stock dividends paid	(2,522,408)	(823,846)
Common share repurchases, including shares surrendered for tax withholding	(1,599)	(7,348)
Net cash used in financing activities	(2,524,007)	(831,194)
Net increase (decrease) in cash and cash equivalents	2,678,368	162,842
Cash and cash equivalents, beginning of period	5,276,510	19,662,528
Cash and cash equivalents, end of period	$7,954,878	$19,825,370

 See accompanying notes to consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
For the Three Months Ended September 30, 2021:
Balance at June 30, 2021	33,514,952	$33,515	$42,541,224	$12,020,064	$—	$54,594,803
Issuance of restricted common stock	196,940	197	(197)	—	—	—
Forfeitures and expirations of restricted stock	(79,790)	(80)	80	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(1,599)	(1,599)
Retirements of treasury stock	(353)	—	(1,599)	—	1,599	—
Stock-based compensation	—	—	197,826	—	—	197,826
Net income attributable to common stockholders	—	—	—	5,218,401	—	5,218,401
Common stock dividends paid	—	—	—	(2,522,408)	—	(2,522,408)
Balance at September 30, 2021	33,631,749	$33,632	$42,737,334	$14,716,057	$—	$57,487,023

For the Three Months Ended September 30, 2020:
Balance at June 30, 2020	32,956,469	$32,956	$41,291,446	$32,800,080	$—	$74,124,482
Issuance of restricted common stock	—	—	—	—	—	—
Forfeitures of restricted stock	—	—	—	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(7,348)	(7,348)
Retirements of treasury stock	(2,632)	(3)	(7,345)	—	7,348	—
Stock-based compensation	—	—	300,351	—	—	300,351
Net loss attributable to common shareholders	—	—	—	(7,135,148)	—	(7,135,148)
Common stock dividends paid	—	—	—	(823,846)	—	(823,846)
Balance at September 30, 2020	32,953,837	$32,953	$41,584,452	$24,841,086	$—	$66,458,491

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

Interim Financial Statements.  The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s 2021 Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as filed with the SEC. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year.

Principles of Consolidation and Reporting.  Our unaudited consolidated condensed financial statements include the accounts of Evolution Petroleum Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation.

Risk and Uncertainties. The Company is continuously monitoring the current and potential impacts of the COVID-19 pandemic on its business, including how it has and may continue to impact its financial results, liquidity, employees, and the operations of the Delhi field, Hamilton Dome field, and its Barnett Shale assets in which it holds non-operated interests.

All of the Company’s property interests are not operated by the Company and involve other third-party working interest owners. As a result, the Company has limited ability to influence or control the operation or future development of such properties. However, the Company has been proactive with its third-party operators to review spending and alter plans as appropriate.

In response to the COVID-19 pandemic, the Company has focused on putting long-term measures in place to prevent future disruptions, maintaining its operations and system of controls remotely, and has implemented its business continuity plans in order to allow its employees to securely work from home or in the corporate office. The Company has been able to transition the operation of its business with minimal disruption and has maintained its system of internal controls and procedures.

Use of Estimates.   The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include (a) reserve quantities and estimated future cash flows associated with proved reserves, which may significantly impact depletion expense and potential impairments of oil and natural gas properties, (b) asset retirement obligations, (c) stock-based compensation, (d) fair values of derivative assets and liabilities, (e) income taxes and the valuation of deferred tax assets, (f) commitments and contingencies, and (g) oil, natural gas, and natural gas liquids (“NGL”) revenues. We analyze our estimates based on historical experience and various other assumptions that we believe to be reasonable. While we believe that our estimates and assumptions used in preparation of the unaudited consolidated condensed financial statements are appropriate, actual results could differ from those estimates.
Note 2 — Summary of Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in Note 2 - Summary of Significant Accounting Policies in the 2021 Form 10-K and are supplemented by the notes to the unaudited consolidated condensed financial

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

statements included in this report. These unaudited consolidated condensed financial statements should be read in conjunction with the 2021 Form 10-K.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires the use of a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. Early adoption is permitted and entities must adopt the amendment using a modified retrospective approach to the first reporting period in which the guidance is effective. For smaller reporting companies, as provided by Accounting Standards Update 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. The adoption of ASU 2016-13 is currently not expected to have a material effect on our consolidated financial statements.
Other accounting pronouncements that have recently been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations, or cash flows.
Note 3 — Revenue Recognition
Our revenue is primarily generated from our interests in the Delhi field in Northeast Louisiana, the Barnett Shale assets of North Texas, and the Hamilton Dome field in Wyoming. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provided de minimis revenue.

	Three Months Ended September 30,
	2021	2020
Revenues
Oil	$8,858,463	$5,379,161
Natural gas liquids	4,562,218	216,026
Natural gas	5,458,329	189
Total revenues	$18,879,010	$5,595,376
We are a non-operator and presently do not take production in-kind and do not negotiate contracts with customers. We recognize oil, natural gas, and natural gas liquids production revenue at the point in time when custody and title (“control”) of the product transfers to the customer. Transfer of control drives the presentation of post-production expenses such as transportation, gathering, and processing deductions within the accompanying statements of operations. Fees and other deductions incurred prior to control transfer are recorded within the lease operating costs line item on the accompanying unaudited consolidated condensed statements of operations, while fees and other deductions incurred subsequent to control transfer are embedded in the price and effectively recorded as a reduction of oil, natural gas, and natural gas liquids production revenue. Transfer of control related to the Barnett Shale production does not occur until after the marketing, transportation, and processing services have been performed, and as such, fees related to these services are recorded within the lease operating costs line item and do not reduce the oil, natural gas, and natural gas liquids production revenue. Transfer of control related to the Hamilton Dome and Delhi production occurs prior to the fees and other deductions, and as such, these fees are recorded as a reduction to the oil and natural gas liquids production revenue.
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
Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received by field operators before distributing the Company's share one to two months after production has occurred, which is typical in the industry. As a result, the Company

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for the sale of the product. To estimate accounts receivable from operators' contracts with customers, the Company uses knowledge of its properties, information from the field operators, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Estimated revenue due to the Company is recorded within the “Receivables from oil and natural gas sales” line item on the accompanying unaudited consolidated condensed balance sheets until payment is received from field operators. The accounts receivable balances from contracts with customers as presented on our respective unaudited consolidated condensed balance sheet as of September 30, 2021 and derived from our audited consolidated balance sheet as of June 30, 2021, were $16.3 million and $8.7 million, respectively. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser as remitted to us by field operators. Revenue recognized during the three months ended September 30, 2021, related to performance obligations satisfied in prior reporting periods, was immaterial.
Note 4 — Prepaid Expenses and Other Current Assets

	September 30, 2021	June 30, 2021
Prepaid insurance	$272,058	$365,922
Prepaid subscription and licenses	110,779	108,048
Prepaid federal and state income taxes	97,470	97,470
Carryback of EOR tax credit	416,441	416,441
Prepaid other	31,845	49,378
Total prepaid expenses and other current assets	$928,593	$1,037,259

Note 5 — Property and Equipment

	September 30, 2021	June 30, 2021
Oil and natural gas properties:
Property costs subject to amortization	$129,402,638	$129,123,227
Less: Accumulated depreciation, depletion, amortization and impairment (a)	(72,033,235)	(70,607,367)
Oil and natural gas properties, net	$57,369,403	$58,515,860
Other property and equipment:
Furniture, fixtures, and office equipment, at cost	$154,731	$154,731
Less: Accumulated depreciation (b)	(145,176)	(144,092)
Other property and equipment, net	$9,555	$10,639

 (a) Depletion on oil and natural gas properties was $1,425,868 for the quarter ended September 30, 2021, and $1,247,659 for the quarter ended June 30, 2021. There was no impairment on oil and natural gas properties for the quarter ended September 30, 2021 or the quarter ended June 30, 2021.
(b) Depreciation was $1,084 for the quarter ended September 30, 2021, and $1,570 for the quarter ended June 30, 2021.

As of September 30, 2021, all oil and natural gas property costs were subject to amortization.
During the three months ended September 30, 2021 and 2020, the Company incurred capital expenditures of $0.3 million and $0.2 million, respectively.
On May 7, 2021, the Company acquired an approximate 17% working interest and a 14% revenue interest in non-operated oil and natural gas assets in the Barnett Shale from Tokyo Gas Americas for $18.3 million, net of preliminary purchase price adjustments, and also recognized $2.8 million in non-cash asset retirement obligations (the “Barnett Shale Acquisition”). The Company accounted for this transaction as an asset acquisition with an effective date of January 1, 2021.
In accordance with the FASB’s authoritative guidance on asset acquisitions, the Company allocated the costs of the Barnett Shale Acquisition to the assets acquired and liabilities assumed based on a relative fair value basis of the assets acquired and

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

liabilities assumed, with no recognition of goodwill or bargain purchase gain recorded. Incremental legal and professional fees related directly to the acquisition were capitalized as part of the acquisition cost. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Fair value measurements also utilize market assumptions of market participants.
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
At September 30, 2021, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2021 of the West Texas Intermediate (WTI) crude oil spot price of $57.64 per barrel and Henry Hub natural gas spot price of $2.97 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $23.04, which was based on historical prices received as NGLs do not have any single comparable reference index price. Using these prices, the Company’s net book value of oil and natural gas properties at September 30, 2021 was below the current ceiling.

At September 30, 2020, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2020 of the WTI crude oil spot price of $43.63 per barrel, adjusted by market differentials by field, and the net price per barrel of NGLs was $7.85. Using these prices, the Company’s net book value of oil and natural gas properties at September 30, 2020 exceeded the current ceiling, and the Company recorded a $9.6 million ceiling test impairment charge. The ceiling test impairment was driven by a decrease in the first-day-of-the-month average price for crude oil used in the ceiling test calculation and adverse changes in differentials received in the Delhi and Hamilton Dome fields.

Note 6 — Other Assets

	September 30, 2021	June 30, 2021
Right of use asset under operating lease	161,125	161,125
Less: Accumulated amortization of right of use asset	(102,383)	(90,336)
Other assets, net	$58,742	$70,789
Operating leases are reflected as an operating lease right of use (“ROU”) asset included in “Other assets, net”, and as a ROU liability in “Accrued liabilities and other” (see Note 7 below) and “Operating lease liability” on our consolidated condensed balance sheets. Operating lease ROU assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term and amortized on a straight-line basis over the lease term. The ROU asset reflected in “Other Assets, net” above is related to our corporate office lease.
Note 7 — Accrued Liabilities and Other

	September 30, 2021	June 30, 2021
Accrued incentive and other compensation	$219,236	$630,744
Accrued retirement costs	131,162	52,786
Accrued franchise taxes	47,707	35,207
Accrued ad valorem taxes	162,000	108,000
Operating lease liability, current	60,346	64,234
Asset retirement obligations due within one year	22,264	44,520
Accrued - other	11,555	11,554
Total accrued liabilities and other	$654,270	$947,045

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 8 — Asset Retirement Obligations

Our asset retirement obligations represent the estimated present value of the amount we expect to incur to plug, abandon, and remediate our producing properties at the end of their productive lives in accordance with applicable laws and regulations. Presently, we expect the Hamilton Dome operator to plug two wells during the next twelve months. The following is a reconciliation of the beginning and ending asset retirement obligations for the three months ended September 30, 2021 and for the year ended June 30, 2021:

	September 30, 2021	June 30, 2021
Asset retirement obligations — beginning of period	$5,583,272	$2,588,894
Liabilities incurred	—	—
Liabilities settled	—	(99,231)	(a)
Liabilities acquired	—	2,806,331	(b)
Accretion of discount	100,860	210,182
Revision of previous estimates	—	77,096	(c)
Asset retirement obligations — end of period	$5,684,132	$5,583,272
Less: current asset retirement obligations	22,264	44,520
Long-term portion of asset retirement obligations	$5,661,868	$5,538,752

(a) Abandonment of two non-scheduled Delhi field wells in fiscal 2021.
(b) Liabilities incurred in fiscal 2021 were primarily due to our acquisition of our Barnett Shale interest.
(c) Primarily related to upward revisions for two difficult-to-plug Delhi field wells in fiscal 2021.
Note 9 — Stockholders’ Equity

Common Stock

As of September 30, 2021, we had 33,631,749 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of September 30, 2021, we have cumulatively paid over $77.0 million in cash dividends. We paid dividends of $2,522,408 and $823,846 to our common stockholders during the three months ended September 30, 2021 and 2020, respectively. The following table reflects the dividends paid within each respective three-month period:

Common Stock Cash Dividends per Share	2021	2020
First quarter ended September 30,	$0.075	$0.025

In May 2015, the Board of Directors approved a share repurchase program covering up to $5.0 million of the Company's common stock. Since inception of the program through September 30, 2021, the Company spent $4.0 million to repurchase 706,858 common shares at an average price of $5.72 per share. There were no shares purchased under this program during the three months ended September 30, 2021. Under the program's terms, shares are repurchased only on the open market and in accordance with the requirements of the SEC. Such shares are initially recorded as treasury stock, then subsequently canceled. The timing and amount of repurchases depends upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and it may be suspended or discontinued at any time.

During the three months ended September 30, 2021 and 2020, the Company also acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll tax withholding obligations. The treasury shares were subsequently canceled. Such shares were valued at fair market value on the date of vesting. The following table shows all treasury stock purchases in the respective periods:

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

	Three Months Ended September 30,
	2021	2020
Number of treasury shares acquired	353	2,632
Average cost per share	$4.53	$2.79
Total cost of treasury shares acquired	$1,599	$7,348

 Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2021, all common stock dividends were treated for tax purposes as qualified dividend income to recipients. Based on our current projections for the fiscal year ending June 30, 2022, we expect all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on our reasonable expectations as of September 30, 2021 and are subject to change based on our final tax calculations at the end of the fiscal year.
Note 10 — Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan ("2016 Plan"), approved in the December 2016 annual meeting, authorized the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. On December 9, 2020, an amendment to the 2016 Plan was approved by our stockholders which increased the number of shares available for issuance by 2,500,000 shares. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. There were 2,009,354 shares available for grant under the 2016 Plan as of September 30, 2021.

Time-Vested Restricted Stock, Performance-Based Restricted Stock and Performance-Based Contingent Shares
The Company has primarily granted equity awards with market-based vesting conditions that relate specifically to the price of our common stock, the intrinsic value indexed solely to our common stock and the intrinsic value indexed to our common stock compared to the performance of the common stock of our peers. The awards with market-based vesting conditions are classified as Time-Vested Restricted Stock, Performance-Based Restricted Stock and Performance-Based Contingent Shares. Time-Vested Restricted Stock contain service-based vesting conditions and expire after a maximum of four years from the date of grant if unvested. Performance-Based Restricted Stock contain market-based vesting conditions that are based on the Company’s common stock performance and expire after a maximum of four years from the date of grant if unvested. The common shares underlying the Time-Vested Restricted Stock and Performance-Based Restricted Stock are issued on the date of grant and participate in dividends paid by the Company. Performance-Based Contingent Shares contain market-based vesting conditions that are based on the Company’s common stock performance and expire after a maximum of four years from the date of grant if unvested. The Performance-Based Contingent Shares do not participate in dividends and are only issued upon the attainment of market-based vesting conditions that generally have a lower probability of achievement. Shares underlying Performance-Based Contingent Shares are reserved from the Plan they were granted under.
Historically, the Company has granted equity awards with conditions for vesting that are based on Company-specific performance goals such as earnings, revenues, and other operational goals and require that the recipient remain an employee or director of the Company through the vesting date. The Company recognizes compensation expense for awards with Company-performance vesting conditions ratably over the expected vesting period based on the grant date fair value of the Company’s common stock and when it is deemed probable, for accounting purposes, that the performance criteria will be achieved. The expected vesting period may be deemed to be shorter than the term of the award. As of September 30, 2021, there were no awards outstanding with vesting conditions based on Company-specific performance goals such as earnings, revenues, and other operational goals.

During three months ended September 30, 2021, a total of 196,940 equity awards were granted related to our fiscal year 2022 long-term incentive pay program that included 65,647 shares of Time-Vested Restricted Stock, which vests in three equal amounts on June 30, 2022, 2023 and 2024, and 131,293 shares of Performance-Based Restricted Stock.

No equity awards were granted during the three months ended September 30, 2020.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Time-Vested Restricted Stock shares are service-based awards that vest with continuous employment by the Company, generally in annual installments over terms of three to four years. Awards to the Company's directors have one-year cliff vesting. Time-Vested Restricted Stock grants are valued at the fair market value of the Company's common stock on the date of grant and amortized over the service period.

Performance-Based Restricted Stock and Performance-Based Contingent Share grants vest if the trailing total returns on the Company’s common stock for a specified three-year period exceed the corresponding total returns of various quartiles of indices consisting of peer companies. Additionally, some Performance-Based Contingent Shares vest when the average of the Company's closing common stock price over a defined quarterly measurement period meets or exceeds a required common stock price. The Company utilizes third-party independent assessments of fair values and expected vesting periods of these awards that are determined using a Monte Carlo simulation based on the historical volatility of the Company's total return compared to the historical volatilities of the other peer companies in the index. Compensation expense for awards with market-based vesting conditions is based on the fair value of the awards at the date of grant and recognized over the expected vesting period using the straight-line method, so long as the holder remains an employee or director of the Company. Previously recognized compensation expense is only reversed for the awards with market-based vesting conditions if the requisite service period is not rendered and the award is forfeited by the holder.
No equity awards were granted during the three months ended September 30, 2020. For market-based awards granted during the three months ended September 30, 2021, the assumptions used in the Monte Carlo simulation valuations, expected lives and fair values were as follows:

	September 30,	September 30,
	2021	2020
Weighted average fair value of market-based awards granted	$3.31	$—
Risk-free interest rate	0.53%	—%
Expected vesting term in years	3	0
Expected volatility	64.7%	—%
Dividend yield	6.3%	—%
Unvested Restricted Stock awards at September 30, 2021 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Time-Vested Restricted Stock awards	342,341	$3.56
Performance-Based Restricted Stock awards	389,594	3.34
Unvested Restricted Stock at September 30, 2021	731,935	$3.44

The following table sets forth the Restricted Stock transactions for the three months ended September 30, 2021:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2021	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2021	669,295	$3.37
Time-Vested Restricted Stock shares granted	65,647	4.77
Performance-Based Restricted Stock shares granted	131,293	3.31
Vested	(54,510)	3.71
Forfeited and expired	(79,790)	3.47
Unvested Restricted Stock at September 30, 2021	731,935	$3.44	$1,932,587	2.16

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Unvested Performance-Based Contingent Share awards in table below consists solely of market-based awards:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at September 30, 2021	Weighted Average Remaining Amortization Period (Years)
Unvested at July 1, 2021	323,080	$2.84
Forfeited	(22,640)	$1.76
Unvested contingent shares at September 30, 2021	300,440	$2.92	$120,692	1.74
Stock-based compensation expense related to Time-Vested Restricted Stock, Performance-Based Restricted Stock, and Performance-Based Contingent Shares for the three months ended September 30, 2021 and 2020 was $197,826 and $300,351, respectively.
Note 11 — Income Taxes
We file a consolidated federal income tax return in the United States of America in addition to various combined and separate filings in several state and local jurisdictions.
There were no unrecognized tax benefits, nor any accrued interest or penalties associated with unrecognized tax benefits during any periods presented in these unaudited consolidated condensed financial statements. We believe that we have appropriate support for the income tax positions taken and to be taken on the Company's tax returns and that the accruals for tax liabilities are adequate for all open years based on our assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the fiscal years ended June 30, 2018 through June 30, 2021 for federal tax purposes and for the fiscal years ended June 30, 2017 through June 30, 2021 for state tax purposes. To the extent we utilize net operating losses generated in earlier years, such earlier years may also be subject to audit.
For the three months ended September 30, 2021, we recognized income tax expense of $1.5 million and had an effective tax rate of 22.6% compared to an income tax benefit of $2.3 million and an effective tax rate of 24.4% for the three months ended September 30, 2020.
Our effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the states of Louisiana and Texas, and differences related to percentage depletion in excess of basis, stock-based compensation, and other permanent differences. For both periods, our respective statutory federal tax rate was 21%.
During the fiscal 2020 year we undertook a project to seek potential cash tax savings opportunities identifying available Enhanced Oil Recovery credits (“EOR credits”) related to our interests in the Delhi field. To take advantage of the EOR credits, we amended federal and state tax returns for the years ended June 30, 2017 and 2018 and incorporated the associated impacts into our 2019 tax returns. Principally as a result of the EOR credits, the Company recorded a net tax benefit of $2.8 million during fiscal 2020. Relative to the foregoing, the Company has a $3.1 million receivable for income tax refunds at September 30, 2021. As of the date of this filing, the Company has received $0.7 million of this income tax refund, and the Company currently anticipates to receive the remaining refund within the next twelve months based on inquiries and communication with the Internal Revenue Service, although no assurances can be made as to the actual date of receipt. During the three months ended September 30, 2021, we recognized an income tax benefit of $0.03 million attributable to the EOR credit.
We must assess the likelihood that we will be able to realize our deferred tax assets. Realization is dependent on generating sufficient taxable income over the period the deferred tax assets are deductible. Currently, the Company is in a cumulative loss position, but with the increase in commodity prices and absent material unexpected losses, the Company may be in a cumulative income position during the current fiscal year. Management considered the reversal of deferred tax liabilities and tax planning strategies in making the assessment of the realization of deferred tax assets. Based upon the weight of available evidence, the Company believes that some of the deferred tax assets are not likely to be realized at the time of this report. For the three months ended September 30, 2021, there was no material change in the valuation allowance related to the federal and state deferred tax assets.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 12 — Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,
	2021	2020
Numerator
Net income (loss) attributable to common stockholders	$5,218,401	$(7,135,148)
Denominator
Weighted average number of common shares — basic and diluted	33,533,990	32,955,656

Net earnings (loss) per common share — Basic	$0.16	$(0.22)
Net earnings (loss) per common share — Diluted	$0.16	$(0.22)

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2021
Contingent Restricted Stock grants	$—	300,440

Outstanding Potentially Dilutive Securities	Weighted Average Exercise Price	Outstanding at September 30, 2020
Contingent Restricted Stock grants	$—	200,000

Note 13 — Senior Secured Credit Agreement
On April 11, 2016, the Company entered into a three-year, senior secured reserve-based credit facility (the “Senior Secured Credit Facility”) in an amount up to $50 million. On November 2, 2020, the Company entered into the fifth amendment to the Senior Secured Credit Facility extending the maturity to April 9, 2024. On August 5, 2021, and effective as of June 30, 2021, the Company entered into the seventh amendment of the Senior Secured Credit Facility which added definitions for the terms “Acquired Entity or Mineral Interests” and “Acquired Entity or Mineral Interests EBITDA Adjustment.” Additionally, the Company elected to reduce the Consolidated Tangible Net Worth to $40 million from $50 million. Subsequent to the current quarter end, on November 9, 2021, the Company entered into the Eighth Amendment to the Senior Secured Credit Facility which increased the Company’s borrowing base to $50 million, among other items (see Note 18 - Subsequent Events for further discussion).
The Company was in compliance with all financial covenants and there was $4 million outstanding under the Senior Secured Credit Facility at September 30, 2021, which is secured by substantially all of the Company's assets.
Borrowings from the Senior Secured Credit Facility may be used for the acquisition and development of oil and natural gas properties, investments in cash flow generating assets complimentary to the production of oil and natural gas, and for letters of credit or other general corporate purposes.
The Senior Secured Credit Facility included a placement fee of 0.50% on the initial borrowing base amounting to $50 million and carries a commitment fee of 0.25% per annum on the undrawn portion of the borrowing base. Any borrowings under the Senior Secured Credit Facility will bear interest, at the Company’s option, at either London Interbank Offered Rate (“LIBOR”) plus 2.75%, subject to a minimum LIBOR of 0.25%, or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.00%. The Senior Secured Credit Facility contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (a) a maximum total leverage ratio of not more than 3.00 to 1.00, (b) a current ratio of not less than 1.00 to 1.00, and (c) a consolidated tangible net worth of not less than $40 million, all as defined under the Senior Secured Credit Facility.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 14 — Commitments and Contingencies
We are subject to various claims and contingencies in the normal course of business. In addition, from time to time, we receive communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which we operate. At a minimum, we disclose such matters if we believe it is reasonably possible that a future event or events will confirm a material loss through the impairment of an asset or the incurrence of a material liability. We accrue a material loss if we believe it is probable that a future event or events will confirm a loss, we can reasonably estimate such loss, and we do not accrue future legal costs related to that loss. Furthermore, we will disclose any matter that is unasserted if we consider it probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable and material in amount. We expense legal defense costs as they are incurred.
Note 15 – Derivatives
It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of September 30, 2021, the Company did not have any remaining open derivative contracts.
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

	Three Months Ended September 30,
	2021	2020
Realized loss	$—	$1,151,576
Unrealized gain	—	(816,610)
Net loss on derivative contracts	$—	$334,966
The Company’s derivative contract is recorded at fair market value and is included in the unaudited consolidated condensed balance sheets as an asset or a liability. The Company did not have any open positions as of September 30, 2021.
The following sets forth a summary of the Company’s open oil derivative positions as of September 30, 2020.

Period	Type of Contract	Volumes in Barrels	Price / Price Range	Weighted Average Floor Price per Bbl.	Weighted Average Ceiling Price per Bbl.
October 2020 to December 2020	Fixed-Price Swap	128,800	$32	$32	$—
The Company enters into an International Swap Dealers Association Master Agreement (“ISDA”) with each counterparty prior to a derivative contract with such counterparty. The ISDA is a standard contract that governs all derivative contracts entered into between the Company and the respective counterparty. The ISDA allows for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency. The Company nets its derivative instrument fair value amounts executed with the same counterparty.
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
The three levels are defined as follows:
Level 1—Observable inputs such as quoted prices in active markets at the measurement date for identical unrestricted assets or liabilities.

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
Fair Value of Derivative Instruments. The Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s consolidated balance sheets, but also the impact of the Company’s nonperformance risk on its own liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 – Fair Value Measurement (“ASC 820”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs are generally market corroborated (Level 2), and the Company classifies fair value balances as such. The Company did not have any open derivative trades as of September 30, 2021, and had a $1.1 million derivative liability balance as of September 30, 2020, which was settled during fiscal year 2021.
As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment. This may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented in this report. The Company did not have any open derivative positions as of September 30, 2021. The table below sets forth the Company’s derivative assets and liabilities whose fair value measurements all reflect Level 2 inputs at September 30, 2020.

	September 30, 2020
(Asset) Liability	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheets
Current derivative contract assets	$—	$—	$—
Current derivative contract liabilities	1,094,734	—	1,094,734
Total derivative contract liabilities	$1,094,734	$—	$1,094,734
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

Note 17 – Supplemental Disclosure of Cash Flow Information

Supplemental disclosures of cash flow information:	Three Months Ended September 30,
	2021	2020
Income taxes paid	$94	$248,000
Income tax refunds received	—	130,499
Non-cash transactions:
(Decrease) increase in accrued purchases of property and equipment	(110,959)	(55,311)
Oil and natural gas property costs attributable to the recognition of asset retirement obligations	—	91,608

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 18 – Subsequent Events
On November 9, 2021, the Company entered into the Eighth Amendment to the Senior Secured Credit Facility. The Eighth Amendment to the Senior Secured Credit Facility increases the borrowing base to $50 million and adds a hedging covenant whereby the Company must hedge from 25 to 75 percent of future production on a rolling twelve-month basis when 25% or more of the borrowing base is utilized. The Company has elected a $40 million commitment amount for the Senior Secured Credit Facility, which provides $36 million in availability as of November 10, 2021 under the new borrowing base amount.
On November 9, 2021, the Company declared a quarterly cash dividend of $0.075 per share of common stock to shareholders of record on December 15, 2021 and payable on December 31, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Liquidity and Capital Resources
Results of Operations
Critical Accounting Policies and Estimates
Commonly Used Terms
“Current quarter” refers to the three months ended September 30, 2021, the Company's first quarter of fiscal 2022.
“Prior quarter” refers to the three months ended June 30, 2021, the Company's fourth quarter of fiscal 2021.
“Year-ago quarter” refers to the three months ended September 30, 2020, the Company's first quarter of fiscal 2021.
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
Our interests in the Hamilton Dome field consist of 23.5% working interest, with an associated 19.7% revenue interest (inclusive of a small overriding royalty interest). The field is operated by Merit Energy Company (“Merit”), a private oil and natural gas company, who owns the vast majority of the remaining working interest in Hamilton Dome field.
On May 7, 2021, the Company acquired non-operated working interests in the Barnett Shale consisting of approximately 21,000 net acres held by production across nine North Texas counties in the Barnett Shale. The acreage has an average working interest of 17.3% and associated average revenue interest of 14.2%. At the time of the Barnett Shale acquisition, approximately 90% of the wells acquired were operated by Blackbeard Operating LLC (“Blackbeard”), while the remaining 10% were operated by the seven other operators. After the close of the Barnett Shale Acquisition, Blackbeard announced the sale of its interest to Diversified Energy Company PLC (“Diversified Energy”), who is presently the operator of the assets.
Highlights for our First Quarter of Fiscal 2022 and Operations Update

•Produced 5,843 net barrels of oil equivalent per day (“BOEPD”) during the current quarter, up 33% from the quarter ended June 30, 2021 primarily due to a full quarter of production from the Barnett Shale acquisition that closed on May 7, 2021;
•Generated net income of $5.2 million ($0.16 per diluted share) in the current quarter, more than double net income of $2.2 million ($0.07 per diluted share) in the prior quarter;
•Continued to fund all operations, development capital expenditures, and cash dividends out of operating cash flow;
•Paid 32nd consecutive quarterly cash dividend on common shares and declared the next dividend payment of $0.075 per share, payable on December 31, 2021; and
•Amended the Company’s Senior Secured Credit Facility (the “Credit Facility) effective November 9, 2021, which increased the borrowing base on the Credit Facility by $20 million, or 67%, to a total borrowing base of $50 million.

Overview
Oil prices over the past few years have fluctuated widely and been extremely volatile. For example, average daily prices for WTI oil ranged from a high of over $85 per barrel to a low of negative $37 per barrel over the last two years. Although the price of oil per barrel dropped substantially in fiscal 2020 as a result of the impact of the COVID-19 pandemic and geopolitical factors, expectations surrounding improved demand for oil and natural gas combined with restrained supply growth has stimulated a rise in oil and natural gas prices as they averaged approximately $70.57 per barrel of oil and $4.35 per MMBtu of natural gas during the first fiscal quarter of 2022. Worldwide factors such as global health pandemics, geopolitical factors, international trade disruptions and tariffs, macroeconomics, supply and demand, refining capacity, petrochemical production, and derivatives trading, among others, continue to influence prices for oil, natural gas, and NGLs. Local factors also influence prices for oil, natural gas, and NGLs and include increasing or decreasing production trends, quality differences, regulation, and transportation issues unique to certain producing regions and reservoirs.

Oil

Net oil production for the Company averaged approximately 1.5 MBOPD during the quarter, a 3% decrease from the prior quarter primarily due to lower Delhi oil production as a result of decreased reservoir pressure due to the suspension of CO2 purchases from July 15, 2021 through August 20, 2021 for preventative maintenance on the CO2 purchase pipeline. While the pipeline is under maintenance, the CO2 recycle facilities continued to operate providing approximately 80% of the historic total injected CO2 volumes at Delhi. The pipeline is owned and operated by Denbury, and we do not have any ownership in the pipeline which is upstream of the Delhi field. Denbury completed maintenance on the pipeline and resumed flowing CO2 on August 21, 2021 at the rate of approximately 85 MMcf per day. The decrease in oil production is partially offset by increased Hamilton Dome production due to the partial restoration of previously shut-in wells and strategic adjustments to water injection locations and volumes.

Natural Gas Liquids

Net NGL production for the Company averaged approximately 1.7 MBOEPD, a 53% increase from the prior quarter. The increase is primarily due to a full quarter of production in the Barnett Shale compared to the 55 production days in the prior quarter from the Barnett Shale Acquisition.

Natural Gas

Net natural gas production for the Company averaged approximately 16.0 MMCFPD during the quarter, a 52% increase from the prior quarter primarily due to a full quarter of production in the Barnett Shale compared to only 55 production days in the prior fiscal quarter from the Barnett Shale Acquisition. Essentially all of the Company’s natural gas production is generated from the Barnett Shale assets.

Net Income

The Company recorded quarterly net income of $5.2 million, or $0.16 per share, compared to $2.2 million, or $0.07 per share, in the prior quarter. The increase in the Company's net income is primarily due to the 6% increase in the Company's average realized price per barrel of oil, 14% increase in the Company’s average realized price per barrel of NGLs, and 36% increase in the Company’s average realized price per MMBtu of natural gas. In addition, the Company had an increase of 35% in production volumes from the prior quarter primarily as a result of a full quarter of production from the Barnett Shale compared to only 55 days in the prior quarter.

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.1 of our Form 10-K for the year ended June 30, 2021.
Full Cost Pool Ceiling Test and Impairment

At September 30, 2021, our capitalized costs of oil and natural gas properties were below the full cost valuation ceiling; however, we could experience an impairment if commodity price levels were to substantially decline. Lower commodity prices would reduce the excess, or cushion, of our valuation ceiling over our capitalized costs and may adversely impact our ceiling tests in future quarters. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required in the future.

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion, and amortization (“DD&A”) and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test at September 30, 2021 were $57.64 per barrel of oil, $2.97 per MMBtu of gas, and $23.04 per barrel of natural gas liquids. As of September 30, 2021, a 10% decrease in commodity prices used to determine our proved reserves would not have resulted in an impairment of our oil and natural gas properties.

Impact of the COVID-19 Pandemic and Geopolitical Factors
On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States of America declared a national emergency with respect to COVID-19. The virus has continued to spread in the United States of America and abroad. National, state, and local authorities continue to recommend social distancing, impose quarantine and isolation measures. Periodic business closures have impacted large portions of the population as the Delta variant of COVID-19 emerged in the last fiscal year. These measures, while intended to protect human life, are expected to have continued impacts on domestic and foreign economies, potentially resulting in volatility in commodity prices.
Currently, none of the Company’s property interests are operated by the Company. As a result, the Company has limited ability to influence or control the operation or future development of such properties. The Company continues to be proactive with its third-party operators to review spending and alter plans as appropriate.
The Company is focused on maintaining its operations and system of controls remotely and has implemented its business continuity plans in order to allow its employees to securely work from home and in the corporate office. The Company has been able to transition the operation of its business with minimal disruption and to maintain its system of internal controls and procedures.
Liquidity and Capital Resources
At September 30, 2021, the Company had $8.0 million in cash and cash equivalents, compared to $5.3 million of cash and cash equivalents at June 30, 2021.

In addition, the Company has a senior secured reserve-based credit facility (the “Senior Secured Credit Facility”) that matures on April 9, 2024. As of September 30, 2021, the Senior Secured Credit Facility had a $30 million borrowing base, with $4 million drawn. Subsequent to the current quarter end, on November 9, 2021, the Company entered into the Eighth Amendment to the Senior Secured Credit Facility which increased the Company’s borrowing base to $50 million, of which the Company has elected a maximum commitment amount of $40 million at this time (see Note 18 - Subsequent Events for further discussion). The Senior Secured Credit Facility is subject to a periodic redetermination by the lender based on the value of our oil and natural gas properties and is secured by substantially all of the reserves associated with the Company's assets.
Any future borrowings bear interest, at the Company's option, at either the LIBOR plus 2.75% or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.0 to 1.0, (ii) a current ratio of not less than 1.0 to 1.0, and (iii) a consolidated tangible net worth of not less than $40 million, each as defined in the Senior Secured Credit Facility. The Senior Secured Credit Facility also contains other customary affirmative and negative covenants and events of default. As of September 30, 2021, the Company was in compliance with all covenants contained in the Senior Secured Credit Facility.
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
During the three months ended September 30, 2021, the Company funded operations, capital expenditures, and cash dividends with cash generated from operations. As of September 30, 2021, working capital was $15.6 million, an increase of $4.1 million over working capital of $11.5 million at June 30, 2021. This increase in working capital is primarily caused by the increase in revenues during the current fiscal quarter compared to the prior fiscal quarter.

The Board of Directors instituted a cash dividend on common stock in December 2013. The Company has since paid 32 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of the Company’s financial strategy, and it is the Company's long-term goal to increase dividends over time, as appropriate. During the industry downturn and global pandemic, effective in the quarter ended June 30, 2020, the Board of Directors adjusted the quarterly dividend rate from $0.10 per share to $0.025 per share. The reduction in the dividend rate at that time allowed the Company to conserve cash for additional financial flexibility while continuing to reward shareholders with a current yield of approximately 3%. Considering improving Company performance and industry outlook, the Board of Directors has since increased the dividend rate three times with the most recent increase occurring on September 9, 2021, when the Board of Directors increased the dividend rate to $0.075 per share effective in the current quarter ended September 30, 2021. As in the past, the Company intends to consider higher dividend levels as warranted by industry conditions and any future accretive acquisitions.
Capital Expenditures
For the three months ended September 30, 2021, we incurred $0.3 million for Delhi field capital maintenance activities. Based on discussions with operators of the Company's assets, we expect to continue to perform conformance workover projects and will likely incur additional maintenance capital expenditures, primarily at the Delhi field. Such amounts are not known or approved but we expect such expenditures across all fields to be in the range of $1.0 million to $2.0 million during the remainder of fiscal 2022.
Our proved undeveloped reserves at June 30, 2021 included 1.81 MMBOE of reserves and approximately $8.6 million of future development costs associated with Phase V development in the eastern portion of the Delhi Field. Such development requires participation by both the operator and the Company. Based on our discussions with the operator, we do not expect drilling to commence prior to the second half of fiscal 2023. The timing of Phase V is dependent, in part, on the field operator's available funds and capital spending plans and priorities within its portfolio of properties.
Funding for our anticipated capital expenditures over the next 12 months is expected to be met from cash flows from operations and current working capital.
Cash Flow Activities
Cash provided by operating activities in the current fiscal quarter increased $4.4 million compared to the year-ago quarter primarily due to a $13.3 million increase in revenues and decrease in payments paid for derivative settlements of $1.1 million partially offset by a $6.2 million increase in field lease operating expenses with the inclusion of Barnett assets. In addition, there was an increase of $0.7 million in general and administrative expenses primarily due to one-time fees associated with the retirement of the Chief Accounting Officer, additional salary and benefits expense for new employees and professional fees associated with the Barnett Shale acquisition, and a $1.1 million decrease in cash provided from changes in current operating assets and liabilities. The decrease in cash provided from changes in current operating assets and liabilities is primarily driven by a lag in revenue receipts and monthly invoices from the operator of the Barnett Shale assets. Revenue settlement statements from the operator of the Barnett Shale assets and the related cash consideration are generally distributed to the Company two months after production has occurred, which is typical in the industry. Diversified Energy recently acquired the interests and took over as operator of the Barnett Shale assets from Blackbeard. Transition of the operator from Blackbeard to Diversified has caused timing delays in the receipt of revenue and lease operating statements, and as a result, the current fiscal quarter includes additional months of revenue and lease operating expenses related to the Barnett Shale assets.
Cash used in investing activities increased $0.2 million primarily due to resumed development costs in the Delhi field after Denbury's emergence from bankruptcy in the prior fiscal year.
Cash used in financing activities increased $1.7 million primarily due to an increase in common stock dividends paid in the current quarter as the dividend rate was increased by the Board of Directors to $0.075 per share compared to $0.025 in the year-ago quarter.

Results of Operations
Three Months Ended September 30, 2021 and 2020
Revenues
The following table summarizes total oil, natural gas, and NGL revenues, production volumes, daily production volumes, average realized prices for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021		2020	Variance	Variance %
Oil and gas production
Revenues
Oil	$8,858,463		$5,379,161	$3,479,302	65%
Natural gas liquids	4,562,218		216,026	4,346,192	2,012%
Natural gas	5,458,329		189	5,458,140	n.m.
Total revenues	$18,879,010		$5,595,376	$13,283,634	237%

Production volumes
Oil (Bbl)	133,929		145,657	(11,728)	(8)%
Natural gas liquids (Bbl)	157,593		23,724	133,869	564%
Natural gas (Mcf)	1,476,219		130	1,476,089	n.m.
Equivalent (BOE)	537,559		169,403	368,156	217%

Daily production volumes
Oil (BOPD, net)	1,456		1,583	(127)	(8)%
Natural gas liquids (BOEPD, net)	1,713		258	1,455	564%
Natural gas (BOEPD, net)	2,674		—	2,674	n.m
Equivalent volumes (BOEPD, net)	5,843		1,841	4,002	217%

Realized prices
Oil price per Bbl	$66.14		$36.93	$29.21	79%
Natural gas liquids price per Bbl	28.95		9.11	19.84	218%
Natural gas price per Mcf	3.70		1.45	2.25	155%
Equivalent price per BOE	$35.12	(a)	$33.03	$2.09	6%

(a) Equivalent price per BOE has increased only 6% in the current fiscal quarter despite a 79% increase in oil price per Bbl, a 218% increase in NGL price per Bbl, and a 155% increase in natural gas per Mcf. With the Barnett Shale Acquisition, the Company added significant natural gas sales compared to the same year-ago period. Natural gas sales are realized at a significantly lower price per BOE than oil and NGLs which has resulted in only a slight increase in the Company's total weighted average price per BOE.

n. m. Not meaningful.

Current fiscal quarter total revenues increased 237% primarily due to increased realized commodity prices together with a full quarter of production from the Barnett Shale assets acquired in the prior fiscal quarter.

Derivative Contracts

Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil prices. The amounts recorded on the unaudited consolidated condensed statements of operations related to derivative contracts represent the (i) (gains) losses related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) (gains) losses on settlements of derivative contracts for positions that have settled or been realized. No positions remain outstanding as of September 30, 2021.

	Three Months Ended September 30,
	2021	2020	Variance	Variance %
Oil Derivative Contracts
Realized loss on derivatives, net	$—	$(1,151,576)	$1,151,576	(100)%
Unrealized gain on derivatives	—	816,610	(816,610)	(100)%
Net loss on derivatives contracts	$—	$(334,966)	$334,966	(100)%

Oil price per Bbl (including impact of realized derivatives)	$66.14	$29.02
Lease Operating Costs
Lease operating costs (also referred to as production expenses) are presented in two components: (i) CO2 purchase costs for the Delhi field and (ii) other lease operating costs for the Delhi, Hamilton Dome, and Barnett Shale fields.

	Three Months Ended September 30,
	2021	2020	Variance	Variance %
CO2 costs (a)	$917,049	$—	$917,049	n.m.
Other lease operating costs	7,708,118	2,397,924	5,310,194	221%
Total lease operating costs	$8,625,167	$2,397,924	$6,227,243	260%

CO2 costs per BOE	$1.71	$—	$1.71	n.m.
All other lease operating costs per BOE	14.34	14.16	0.18	1%
Lease operating costs per BOE	$16.05	$14.16	$1.89	13%
(a) Under our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

n. m. Not meaningful.

	Three Months Ended September 30,
	2021	2020	Variance	Variance %
CO2 costs per mcf	$0.85	$—	$0.85	n.m.
CO2 volumes (MMcf per day, gross)	49.2	—	49.2	n.m.
n. m. Not meaningful.

CO2, costs, which solely reflect the cost of purchased CO2 volumes, increased in the current quarter compared to the year-ago quarter as CO2 purchases were temporarily suspended throughout the first quarter of fiscal 2021 due to a detected pressure loss in the pipeline that supplies newly purchased CO2 to the Delhi field. CO2 purchases historically provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. During the current fiscal quarter, purchases from the pipeline were temporarily suspended from July 15th through August 20th, 2021, while the operator performed preventative maintenance on the pipeline. The pipeline is owned and operated by Denbury, and we do not have any ownership in the pipeline which is upstream of the Delhi field.
Compared to the quarter ended September 30, 2020, “Other lease operating costs” increased by $5.3 million primarily due to the Barnett Shale Acquisition on May 7, 2021. The Delhi and Hamilton Dome field’s “Other lease operating costs” were $0.1 million and $0.5 million higher, respectively, compared to the year-ago quarter primarily due to higher workover, labor, and chemical expenses.
Delhi field costs per BOE increased 86% to $21.66 per BOE, primarily due to the increase in CO2 costs compared to the year-ago quarter which had no CO2 costs, and other lease operating costs per BOE increased by 19% due to higher electricity costs and gas purchases. Also contributing to the increase on a per BOE basis is the 11% decrease in net production volumes in the Delhi field from the year-ago quarter as a result of natural decline and reduced field pressure from the lower CO2 injections when the CO2 pipeline was taken offline.

Hamilton Dome field costs per BOE increased 55% to $36.23 per BOE in the current quarter as a result of several factors. Higher commodity prices have provided the operator with incentive to perform prior year deferred maintenance and expense workovers that were deemed uneconomic in the year-ago quarter pricing environment, and workover expense has increased 201% compared to the year-ago quarter. This level of make-up workover expense is expected to decline in future quarters. The increase in commodity prices has also caused increases in electricity and fuel costs and ad valorem tax compared to the year-ago quarter. In addition, the increase in commodity prices has resulted in an increase in revenue that is burdened by an increase in the associated production tax compared to the year-ago quarter.
Barnett Shale asset costs per BOE were $12.35 in the current quarter.
Depletion, Depreciation, and Amortization (“DD&A”)
Total DD&A expense was 8% higher compared to the same year-ago quarter primarily due to the increase in production due to the Barnett Shale assets acquired on May 7, 2021. The oil and natural gas DD&A rate per BOE decreased 67% compared to the year-ago quarter primarily as a result of proved oil and natural gas property impairments recorded in fiscal year 2021 and the increase in proved reserves related to the Barnett Shale assets.

	Three Months Ended September 30,
	2021	2020	Variance	Variance %
DD&A of proved oil and natural gas properties	$1,425,868	$1,362,085	$63,783	5%
Depreciation of other property and equipment	1,084	1,810	(726)	(40)%
Amortization of intangibles	—	3,391	(3,391)	(100)%
Accretion of asset retirement obligations	100,860	43,602	57,258	131%
Total DD&A	$1,527,812	$1,410,888	$116,924	8%

Oil and natural gas DD&A rate per BOE	$2.65	$8.04	$(5.39)	(67)%
Proved Property Impairment
The Company utilizes the full cost method of accounting for its oil and gas properties. Under this method, capitalized costs of oil and natural gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the amortization base, plus the cost of unproved properties excluded from amortization, as adjusted for related income tax effects (the valuation “ceiling”). The prices used in calculating our ceiling test at September 30, 2021 were $57.64 per barrel of oil, $2.97 per MMBtu of gas, and $23.04 per barrel of natural gas liquids compared to $49.72 per barrel of oil, $2.46 per MMBtu of natural gas, and $19.81 per barrel of natural gas liquids at June 30, 2021. There was no proved property impairment recorded in the quarter ended September 30, 2021. The Company recorded a proved property impairment of $9.6 million during the year-ago quarter primarily as a result of the prices used in calculating the ceiling test of $43.63 per barrel of oil and $7.85 per barrel of natural gas liquids (there were no natural gas reserves during the year-ago quarter).
General and Administrative Expenses
For the three months ended September 30, 2021, general and administrative expenses increased $0.7 million to $1.9 million compared to the year-ago quarter primarily due to one-time fees associated with the retirement of the Chief Accounting Officer, additional salary and benefits expense for new employees, professional fees associated with the Barnett Shale acquisition and some one-time costs associated with the development of the Company’s inaugural Corporate Sustainability Report including a new website and branded matching Investor Relations materials.

Other Income and Expenses
Other income and expense (net) decreased due primarily to increased interest expense from our outstanding borrowings on the Senior Secured Credit Facility.

	Three Months Ended September 30,
	2021	2020	Variance	Variance %
Interest and other income	$2,477	$14,426	$(11,949)	(83)%
Interest expense	(50,612)	(22,032)	(28,580)	130%
Total other income (expense), net	$(48,135)	$(7,606)	$(40,529)	533%
Net Income (Loss)
Net income (loss) attributable to common stockholders for the three months ended September 30, 2021 increased $12.4 million to $5.2 million compared to the same year-ago quarter. Pre-tax income increased due to the aforementioned revenue and expense variances. Our income tax expense increased primarily due to an increase in estimated pre-tax income for the current fiscal year as compared to a pre-tax loss for the prior year period.

	Three Months Ended September 30,
	2021	2020	Variance	Variance %
Income (loss) before income taxes	$6,737,987	$(9,437,326)	$16,175,313	(171)%
Income tax expense (benefit)	1,519,586	(2,302,178)	3,821,764	(166)%
Net income (loss) attributable to common stockholders	$5,218,401	$(7,135,148)	$12,353,549	(173)%
Income tax expense (benefit) as percentage of income (loss) before income taxes	22.6%	24.4%

Critical Accounting Policies and Estimates
See our Critical Accounting Policies and Estimates as disclosed within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K. For recently adopted and recently issued accounting pronouncements from the Financial Accounting Standards Board, please see Note 2 – Summary of Significant Accounting Policies herein.
Item 3.  Quantitative and Qualitative Disclosures About Market Risks
Information about market risks for the three months ended September 30, 2021, did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2021.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended September 30, 2021, we have determined there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended June 30, 2021 includes a detailed description of our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
During the quarter ended September 30, 2021, the Company received shares of common stock from employees of the Company to pay their share of payroll taxes arising from the vesting of restricted stock. The table below summarizes information about the Company's purchases of its equity securities during the quarter ended September 30, 2021.

Period	(a) Total Number of Shares Purchased and Received (1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2021	—	$—	Not applicable	$1.0 million
August 2021	—	$—	Not applicable	$1.0 million
September 2021	353	$4.53	Not applicable	$1.0 million
Total	353
(1)During the current quarter the Company received 353 shares of common stock surrendered by employees to pay their payroll tax liabilities arising from the vesting of restricted stock.
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
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On November 9, 2021, the Company entered into the Eighth Amendment to the Senior Secured Credit Facility. The Eighth Amendment to the Senior Secured Credit Facility increases the borrowing base to $50 million and adds a hedging covenant whereby the Company must hedge from 25 to 75 percent of future production on a rolling twelve-month basis. The required hedging percentage is based on certain utilization percentages of the borrowing base of the Senior Secured Credit Facility and doesn’t apply until the borrowing base is 25 percent utilized. The Company has elected a $40 million commitment amount for the Senior Secured Credit Facility.
See Financial Statements - Note 18 - Subsequent Events under Part 1, Item 1 of this report for additional information concerning the Eighth Amendment to the Senior Secured Credit Facility.

Item 6. Exhibits
A.            Exhibits

10.1	Eighth Amendment to Credit Agreement dated November 9, 2021, between Evolution Petroleum Corporation and MidFirst Bank effective November 9, 2021 (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION PETROLEUM CORPORATION
(Registrant)

	By:	/s/ Jason E. Brown
Jason E. Brown
President and Chief Executive Officer

Date: November 10, 2021