Form 10-Q
period 2022-03-31
EVOLUTION PETROLEUM CORP
filed 2022-05-12
CIK 1006655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)
☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
 Commission File Number 001-32942

EVOLUTION PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	1311	41-1781991
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial	(IRS Employer Identification No.)
	Classification Code Number)
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
As of May 9, 2022, 33,742,121 shares of common stock, par value $0.001, were outstanding.

EVOLUTION PETROLEUM CORPORATION AND SUBSIDIARIES

We use the terms, "EPM," "Company," "we," "us," and "our" to refer to Evolution Petroleum Corporation, and unless the context otherwise requires, its wholly-owned subsidiaries.

i

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. The words “plan,” “expect,” “project,” “estimate,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict,” and other similar expressions are intended to identify forward-looking statements. These statements appear in a number of places and include statements regarding our current expectations and future plans regarding operations, capital expenditures, financial performance, financial condition, risks affecting our business and other plans, beliefs, and expectations of our officers and directors. When considering any forward-looking statement, readers should keep in mind the risk factors that could cause our actual results to differ materially from those expressed in any forward-looking statement. Important factors that could cause actual results to differ materially from those in forward-looking statements include the timing and extent of changes in commodity prices for oil and natural gas, operating risks, and other risk factors as described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 and Part II, Item 1A, "Risk Factors" herein as well as elsewhere in this report and as also may be described from time to time in future reports we file with the Securities and Exchange Commission. Readers should also consider such information in conjunction with our unaudited consolidated condensed financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. Readers are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission.

ii

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited)

	March 31, 2022	June 30, 2021
Assets
Current assets
Cash and cash equivalents	$13,368,538	$5,276,510
Receivables from oil, natural gas, and natural gas liquids sales	15,340,108	8,686,967
Receivables for federal and state income tax refunds	2,311,985	3,107,638
Prepaid expenses and other current assets	1,116,446	1,037,259
Total current assets	32,137,077	18,108,374
Property and equipment, net of depletion, depreciation, amortization, and impairment
Oil and natural gas properties, net—full-cost method of accounting, of which none were excluded from amortization	82,559,338	58,515,860
Other property and equipment, net	6,737	10,639
Total property and equipment, net	82,566,075	58,526,499
Other assets, net	1,504,087	70,789
Total assets	$116,207,239	$76,705,662
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$13,292,635	$5,609,367
Accrued liabilities and other	905,646	947,045
Derivative contract liabilities	2,398,237	—
State and federal income taxes payable	180,883	37,748
Total current liabilities	16,777,401	6,594,160
Long term liabilities
Senior secured credit facility	20,000,000	4,000,000
Deferred income taxes	6,357,437	5,957,202
Asset retirement obligations	8,312,375	5,538,752
Operating lease liability	—	20,745
Total liabilities	51,447,213	22,110,859
Commitments and contingencies (Note 15)
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized; 33,719,621 and 33,514,952 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	33,719	33,515
Additional paid-in capital	43,371,367	42,541,224
Retained earnings	21,354,940	12,020,064
Total stockholders’ equity	64,760,026	54,594,803
Total liabilities and stockholders’ equity	$116,207,239	$76,705,662

See accompanying notes to unaudited consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenues
Crude oil	$14,868,519	$7,076,965	$34,309,127	$17,918,909
Natural gas	6,070,866	141	20,698,653	499
Natural gas liquids	4,749,719	558,642	11,898,695	1,079,868
Total revenues	25,689,104	7,635,748	66,906,475	18,999,276
Operating costs
Lease operating costs	12,083,669	3,606,511	31,379,810	9,009,848
Depletion, depreciation, and amortization	1,737,226	1,070,967	4,488,759	3,840,023
Impairment of proved property	—	—	—	24,792,079
Impairment of Well Lift Inc. - related assets	—	146,051	—	146,051
General and administrative expenses *	1,515,257	1,831,614	5,278,411	4,956,011
Total operating costs	15,336,152	6,655,143	41,146,980	42,744,012
Income (loss) from operations	10,352,952	980,605	25,759,495	(23,744,736)
Other income and expenses
Net (loss) gain on derivative contracts	(2,591,465)	—	(2,591,465)	(614,645)
Interest and other income	2,212	9,223	11,982	34,866
Interest expense	(170,332)	(18,686)	(271,874)	(60,340)
Income (loss) before income taxes	7,593,367	971,142	22,908,138	(24,384,855)
Income tax provision (benefit)	1,887,556	(219,859)	5,151,754	(5,730,701)
Net income (loss) attributable to common stockholders	$5,705,811	$1,191,001	$17,756,384	$(18,654,154)
Earnings (loss) per common share:
Basic	$0.17	$0.04	$0.53	$(0.57)
Diluted	$0.17	$0.04	$0.52	$(0.57)
Weighted average number of common shares outstanding
Basic	33,009,156	32,817,999	32,933,016	32,743,070
Diluted	33,388,045	32,891,380	33,257,729	32,743,070

* General and administrative expenses for the three months ended March 31, 2022 and 2021 included non-cash stock-based compensation expenses of $340,440 and $320,236, respectively. For the nine months ended March 31, 2022 and 2021, non-cash stock-based compensation expenses were $867,943 and $938,093, respectively.

See accompanying notes to unaudited consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss) attributable to common stockholders	$17,756,384	$(18,654,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion, and amortization	4,488,759	3,840,023
Impairment of proved property	—	24,792,079
Impairment of Well Lift Inc. - related assets	—	146,051
Stock-based compensation	867,943	938,093
Settlement of asset retirement obligations	—	(101,311)
Deferred income taxes	400,236	(6,706,888)
Unrealized loss (gain) on derivative contracts	2,398,237	614,645
Accrued settlements on derivative contracts	193,228	(2,791,176)
Other	(7,140)	11,337
Changes in operating assets and liabilities:
Receivables	(4,999,067)	(1,450,747)
Prepaid expenses and other current assets	(79,187)	2,989
Accounts payable and accrued expenses	7,528,522	1,347,080
State and federal income taxes payable	143,135	571,361
Net cash provided by (used in) operating activities	28,691,050	2,559,382
Cash flows from investing activities
Acquisition of oil and natural gas properties	(25,844,046)	—
Capital expenditures for oil and natural gas properties	(825,872)	(183,690)
Acquisition deposit	(1,470,000)	(2,325,000)
Net cash provided by (used in) investing activities	(28,139,918)	(2,508,690)
Cash flows from financing activities
Common stock dividends paid	(8,421,508)	(2,666,334)
Common share repurchases, including shares surrendered for tax withholding	(37,596)	(7,348)
Borrowings on senior secured credit facility	17,000,000	—
Repayments of senior secured credit facility	(1,000,000)	—
Net cash provided by (used in) financing activities	7,540,896	(2,673,682)
Net increase (decrease) in cash and cash equivalents	8,092,028	(2,622,990)
Cash and cash equivalents, beginning of period	5,276,510	19,662,528
Cash and cash equivalents, end of period	$13,368,538	$17,039,538

Supplemental disclosures of cash flow information:	Nine Months Ended March 31,
	2022	2021
Income taxes paid	$5,064,239	$667,618
Income tax refunds received	795,653	135,633
Non-cash transactions:
(Decrease) increase in accrued purchases of property and equipment	—	510
Oil and natural gas property costs attributable to the recognition of asset retirement obligations	2,440,034	91,430

 See accompanying notes to unaudited consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Consolidated Condensed Statements of Changes in Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders' Equity
	Shares	Par Value
For the Three Months Ended March 31, 2022:
Balance at December 31, 2021	33,688,679	$33,689	$43,066,954	$19,025,848	$—	$62,126,491
Issuance of restricted common stock	60,000	60	(60)	—	—	—
Forfeitures of restricted stock	(22,026)	(23)	23	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(35,997)	(35,997)
Retirements of treasury stock	(7,032)	(7)	(35,990)	—	35,997	—
Stock-based compensation	—	—	340,440	—		340,440
Net income (loss) attributable to common stockholders	—	—	—	5,705,811	—	5,705,811
Common stock dividends paid	—	—	—	(3,376,719)	—	(3,376,719)
Balance at March 31, 2022	33,719,621	$33,719	$43,371,367	$21,354,940	$—	$64,760,026

For the Nine Months Ended March 31, 2022:
Balance at June 30, 2021	33,514,952	$33,515	$42,541,224	$12,020,064	$—	$54,594,803
Issuance of restricted common stock	313,870	313	(313)	—	—	—
Forfeitures of restricted stock	(101,816)	(102)	102	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(37,596)	(37,596)
Retirements of treasury stock	(7,385)	(7)	(37,589)	—	37,596	—
Stock-based compensation	—	—	867,943	—	—	867,943
Net income (loss) attributable to common stockholders	—	—	—	17,756,384	—	17,756,384
Common stock dividends paid	—	—	—	(8,421,508)	—	(8,421,508)
Balance at March 31, 2022	33,719,621	$33,719	$43,371,367	$21,354,940	$—	$64,760,026

For the Three Months Ended March 31, 2021:
Balance at December 31, 2020	33,490,550	$33,490	$41,901,421	$11,293,815	$—	$53,228,726
Issuance of restricted common stock	16,902	17	(17)	—	—	—
Stock-based compensation	—	—	320,236	—	—	320,236
Net income (loss) attributable to common stockholders	—	—	—	1,191,001	—	1,191,001
Common stock dividends paid	—	—	—	(1,005,224)	—	(1,005,224)
Balance at March 31, 2021	33,507,452	$33,507	$42,221,640	$11,479,592	$—	$53,734,739

For the Nine Months Ended March 31, 2021:
Balance at June 30, 2020	32,956,469	$32,956	$41,291,446	$32,800,080	$—	$74,124,482
Issuance of restricted common stock	553,615	554	(554)	—	—	—
Common share repurchases, including shares surrendered for tax withholding	—	—	—	—	(7,348)	(7,348)
Retirements of treasury stock	(2,632)	(3)	(7,345)	—	7,348	—
Stock-based compensation	—	—	938,093	—	—	938,093
Net income (loss) attributable to common stockholders	—	—	—	(18,654,154)	—	(18,654,154)
Common stock dividends paid	—	—	—	(2,666,334)	—	(2,666,334)
Balance at March 31, 2021	33,507,452	$33,507	$42,221,640	$11,479,592	$—	$53,734,739
See accompanying notes to unaudited consolidated condensed financial statements.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 1 — Organization and Basis of Preparation

Nature of Operations.  Evolution Petroleum Corporation is an oil and natural gas company focused on delivering a sustainable dividend yield to its stockholders through the ownership of and investment in oil and natural gas properties. The Company's long-term goal is to build a diversified portfolio of oil and natural gas properties primarily through acquisitions while seeking opportunities to maintain and increase production through selective development, production enhancement, and other exploitation efforts on its oil and natural gas properties.

The Company's producing properties consist of interests in the Barnett Shale located in North Texas, a natural gas producing shale reservoir; interests in the Delhi Holt-Bryant Unit in the Delhi field in Northeast Louisiana, a CO2 enhanced oil recovery ("EOR") project; interests in the Williston Basin in North Dakota, a producing oil and natural gas reservoir; interests in the Hamilton Dome field located in Hot Springs County, Wyoming, a secondary recovery field utilizing water injection wells to pressurize the reservoir; and small overriding royalty interests in four onshore Texas wells.

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

Principles of Consolidation and Reporting.  The Company's unaudited consolidated condensed financial statements include the accounts of Evolution Petroleum Corporation and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to match current year presentation.

Risks and Uncertainties.  None of the Company's ownership interests are operated by the Company and involve other third-party working interest owners. As a result, the Company has a limited ability to influence or control the operation or future development of such properties. However, the Company is proactive with its third-party operators to review spending and alter plans as appropriate.

The Company is continuously monitoring the current and potential impacts of the novel coronavirus ("COVID-19") pandemic on its business, including how it has and may continue to impact its financial results, liquidity, employees, and the operations of the properties which it holds a non-operated interest.

In response to the COVID-19 pandemic, the Company focused on putting long-term measures in place to prevent future disruptions, maintaining its operations and system of controls remotely, and implemented its business continuity plan to allow its employees to securely work from home or in the corporate office, located in Houston, Texas. The Company has been able to transition the operation of its business with minimal disruption and has maintained its system of internal controls and procedures.

Use of Estimates.   The preparation of the Company's unaudited consolidated condensed financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the unaudited consolidated condensed financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Significant estimates include (a) reserve quantities and estimated future cash flows associated with proved reserves, which may significantly impact depletion expense and potential impairments of oil and natural gas properties, (b) asset retirement obligations, (c) stock-based compensation, (d) fair values of derivative assets and liabilities, (e) income taxes and the valuation of deferred tax assets, (f) commitments and contingencies, and (g) crude oil, natural gas, and natural gas liquids ("NGL") revenues. The Company analyzes estimates and judgments based on historical experience and various other assumptions and information that are believed to be reasonable. Estimates and assumptions about future events and their effects cannot be predicted with certainty

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

and, accordingly, these estimates may change as additional information is obtained, as new events occur, and as the Company's environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company's unaudited consolidated condensed financial statements.

Correction of Immaterial Error

The Company has identified an issue related to its historical process of calculating the Company's earnings (loss) per common share (“EPS”). The Company grants restricted stock awards which entitle the recipient to all of the rights of a shareholder of the Company including non-forfeitable rights to receive all dividends or other distributions paid with respect to such shares. Unvested restricted stock is forfeitable until earned and therefore not considered outstanding for basic EPS. Because restricted stock awards have the non-forfeitable right to share in dividends and earnings with common shareholders prior to vesting, the Company must apply the two-class method of allocating distributed and undistributed earnings to unvested restricted stock and outstanding common shares. The Company has not been applying the two-class method of calculating basic and diluted EPS in accordance with Accounting Standards Codification ("ASC") Topic 260, Earnings Per Share. Rather, the Company was considering all restricted stock grants as outstanding at the time of issuance in the calculation of EPS.

At March 31, 2022, the Company has determined that its unvested restricted stock awards are participating securities which contain non-forfeitable rights to dividends. As a result, the Company is required to adjust “Net income (loss) attributable to common stockholders” to allocate dividends paid to unvested shares as well as undistributed earnings. In addition, the Company has determined that its basic and diluted weighted average shares outstanding were also not adjusted correctly to reflect these participating securities.

The Company concluded the adjustments were immaterial to its 2021 annual and interim financial statements and its 2022 interim financial statements in accordance with the guidance in SEC Staff Accounting Bulletin (SAB) No. 99 "Materiality" and SAB No. 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements." The correction resulted in a decrease of $0.01 per basic and diluted share for the nine months ended March 31, 2021. See Note 13, “Earnings (Loss) per Common Share” for more details.

The Company noted the following adjustments to its Earnings (loss) per common share presentation for the three and nine months ended March 31, 2021:

	Three Months Ended	Nine Months Ended
	March 31, 2021	March 31, 2021
As reported:
Net income (loss) for earnings per share calculation	$1,191,001	$(18,654,154)

Weighted average number of common shares outstanding — Basic	33,496,372	33,184,041
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,496,372	33,184,041

Net earnings (loss) per common share — Basic	$0.04	$(0.56)
Net earnings (loss) per common share — Diluted	$0.04	$(0.56)

Restated:
Net income (loss) for earnings per share calculation
	$1,166,887	$(18,689,432)
Weighted average number of common shares outstanding — Basic	32,817,999	32,743,070
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	32,891,380	32,743,070

Net earnings (loss) per common share — Basic	$0.04	$(0.57)
Net earnings (loss) per common share — Diluted	$0.04	$(0.57)
Note 2 — Summary of Significant Accounting Policies
The Company follows the significant accounting policies disclosed in its Annual Report on Form 10-K, as filed with the SEC on September 14, 2021, and are supplemented by the notes to the unaudited consolidated condensed financial statements

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

included in this Quarterly Report on Form 10-Q. These unaudited consolidated condensed financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended June 30, 2021.
Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires the use of a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. Early adoption is permitted and entities must adopt the amendment using a modified retrospective approach to the first reporting period in which the guidance is effective. For smaller reporting companies, as provided by ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10"), ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. The Company is currently evaluating the impact of ASU 2016-13 but does not expect that it will have a material effect on the Company's financial position, results of operations, cash flows, or disclosures.
Other accounting pronouncements that have recently been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations, cash flows, or disclosures.
Note 3 — Revenue Recognition
The Company's revenue is primarily generated from its interests in the Barnett Shale properties of North Texas, the Delhi field in Northeast Louisiana, the Williston Basin properties of North Dakota, and the Hamilton Dome field in Wyoming. Additionally, overriding royalty interests retained in a past divestiture of Texas properties historically provided de minimis revenue, with the exception of the three months ended December 31, 2021 in which the Company received $1.1 million for past royalties that accumulated over a period of approximately three years. These past royalties were recorded as operating revenues within the unaudited consolidated condensed statements of operations for the nine months ended March 31, 2022. Going forward, the Company expects de minimis revenue from these royalty interests. The following table disaggregates the Company's revenues by major product for the periods indicated:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenues
Crude oil	$14,868,519	$7,076,965	$34,309,127	$17,918,909
Natural gas	6,070,866	141	20,698,653	499
Natural gas liquids	4,749,719	558,642	11,898,695	1,079,868
Total revenues	$25,689,104	$7,635,748	$66,906,475	$18,999,276
As of March 31, 2022, as a non-operator, the Company did not take production in-kind and did not negotiate contracts with customers. The Company recognizes oil, natural gas, and NGL production revenue at the point in time when custody and title (“control”) of the product transfers to the customer. Transfer of control drives the presentation of post-production expenses such as transportation, gathering, and processing deductions within the unaudited consolidated condensed statements of operations. Fees and other deductions incurred prior to control transfer are recorded as "Lease operating costs" on the unaudited consolidated condensed statements of operations, while fees and other deductions incurred subsequent to control transfer are embedded in the price and effectively recorded as a reduction to "Crude oil," "Natural gas," and "Natural gas liquids" on the unaudited consolidated condensed statements of operations. Transfer of control related production from the Company's Barnett Shale interests does not occur until after the marketing, transportation, and processing services have been performed, and as such, fees related to these services are recorded as "Lease operating costs" on the unaudited consolidated condensed statements of operations and do not reduce the oil, natural gas, and NGL production revenue. Transfer of control related to production from the Company's Williston Basin, Delhi, and Hamilton Dome interests occurs prior to the fees and other deductions, and as such, these fees are recorded as a reduction to "Crude oil," "Natural gas," and "Natural gas liquids" on the unaudited consolidated condensed statements of operations.
Judgments made in applying the guidance in ASC Topic 606, Revenue from Contracts with Customers, relate primarily to determining the point in time when control of product transfers to the customer. The Company does not believe that significant judgments are required with respect to the determination of the transaction price, including amounts that represent variable consideration, as volume and price carry a low level of estimation uncertainty given the precision of volumetric measurements

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

and the use of index pricing with predictable differentials. Accordingly, the Company does not consider estimates of variable consideration to be constrained.
The Company’s contractual performance obligations arise upon the production of hydrocarbons from wells in which the Company has an ownership interest. The performance obligations are considered satisfied at the point in time upon control transferring to a customer at a specified delivery point. Consideration is allocated to completed performance obligations at the end of an accounting period.
Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received by field operators before distributing the Company's share one to two months after production has occurred, which is typical in the oil and natural gas industry. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for the sale of the product. To estimate accounts receivable from operators' contracts with customers, the Company uses knowledge of its properties, information from the field operators, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Because the contractual performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with field operators of $15.3 million and $8.7 million as of March 31, 2022 and June 30, 2021, respectively, as "Receivables from oil, natural gas, and natural gas liquids sales" on the unaudited consolidated condensed balance sheets. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser as remitted to the Company by field operators.
Note 4 — Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets as of March 31, 2022 and June 30, 2021 consisted of the following:

	March 31, 2022	June 30, 2021
Prepaid insurance	$68,350	$365,922
Prepaid federal and state income taxes	514,438	97,470
Prepaid subscription and licenses	36,087	108,048
Carryback of EOR tax credit	416,441	416,441
Prepaid other	81,130	49,378
Total prepaid expenses and other current assets	$1,116,446	$1,037,259
Note 5 — Acquisitions
On January 14, 2022, the Company completed the acquisition of non-operated working interests in the Williston Basin in North Dakota from Foundation Energy Fund VII-A, LP and Foundation Energy Management, LLC ("the Williston Basin Acquisition"). After taking into account preliminary customary closing adjustments and an effective date of June 1, 2021, cash consideration was $25.7 million which includes cash expenses related to the acquisition. The Company determined that the properties acquired did not meet the definition of a business; therefore, the transaction was accounted for as an asset acquisition. The Company also recognized $2.4 million in non-cash asset retirement obligations. The transaction was funded with cash on hand and $16.0 million in borrowings under the Company’s Senior Secured Credit Facility, as defined below.
On May 7, 2021, the Company acquired an approximate 17% working interest and a 14% net revenue interest in non-operated oil and natural gas properties in the Barnett Shale from Tokyo Gas Americas for net cash consideration of $17.4 million, after taking into account customary closing adjustments, and also recognized $2.8 million in non-cash asset retirement obligations (the "Barnett Shale Acquisition"). The Company determined that the properties acquired did not meet the definition of a business; therefore, the transaction was accounted for as an asset acquisition. During the nine months ended March 31, 2022, the Company recorded a downward purchase price adjustment of $0.9 million related to its acquisition of the Barnett Shale properties as a result of the completion of the final settlement statement.
On February 8, 2022, the Company entered into a definitive purchase agreement ("the Jonah Purchase Agreement") to acquire non-operated interests in the Jonah field in Sublette County, Wyoming from Exaro Energy III, LLC (the " Jonah Field Acquisition") and in conjunction made a deposit of $1.5 million upon signing of the Jonah Purchase Agreement. The Jonah Field Acquisition closed on April 1, 2022. After taking into account the deposit on acquisition, preliminary customary closing adjustments and an effective date of February 1, 2022, cash consideration at closing was $27.7 million. See Note 18, "Subsequent Events" for a further discussion.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 6 — Property and Equipment
Property and equipment as of March 31, 2022 and June 30, 2021 consisted of the following:

	March 31, 2022	June 30, 2021
Oil and natural gas properties:
Property costs subject to amortization	$157,312,262	$129,123,227
Less: Accumulated depletion, depreciation, amortization and impairment	(74,752,924)	(70,607,367)
Oil and natural gas properties, net	$82,559,338	$58,515,860
Other property and equipment:
Furniture, fixtures, and office equipment, at cost	$154,731	$154,731
Less: Accumulated depreciation	(147,994)	(144,092)
Other property and equipment, net	$6,737	$10,639

As of March 31, 2022, all oil and natural gas property costs were subject to amortization. Depletion on oil and natural gas properties was $4.1 million and $3.7 million for the nine months ended March 31, 2022 and 2021, respectively. Depreciation on other properties and equipment was less than $0.1 million for both the nine months ended March 31, 2022 and 2021.
During the nine months ended March 31, 2022 and 2021, the Company incurred development capital expenditures of $0.8 million and $0.3 million, respectively. In addition, during the nine months ended March 31, 2022, the Company recorded a downward $0.9 million purchase adjustment related to its acquisition of the Barnett Shale properties.
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
At March 31, 2022, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2022 of the West Texas Intermediate (WTI) crude oil spot price of $75.28 per barrel and Henry Hub natural gas spot price of $4.15 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $40.07, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, the Company’s net book value of oil and natural gas properties at March 31, 2022 did not exceed the current ceiling. There was no impairment on oil and natural gas properties for the nine months ended March 31, 2022.
The Company recorded a ceiling test impairment of $24.8 million for the nine months ended March 31, 2021 as the Company's net book value of oil and natural gas properties exceeded the ceiling by $15.2 million at December 31, 2020 and $9.6 million at September 30, 2020. The ceiling test impairment in these periods was driven by a decrease in the first-day-of-the-month average for crude oil used in the ceiling test calculation for these periods together with adverse changes in differentials received in the Delhi field for the three months ended September 30, 2020. The impairments were recorded in "Impairment of proved property" on the unaudited consolidated condensed statements of operations.
Note 7 — Other Assets
Other assets as of March 31, 2022 and June 30, 2021 consisted of the following:

	March 31, 2022	June 30, 2021
Acquisition deposit	$1,470,000	$—
Right of use asset under operating lease	161,125	161,125
Less: Accumulated amortization of right of use asset	(127,038)	(90,336)
Other assets, net	$1,504,087	$70,789
The acquisition deposit as of March 31, 2022, was related to the acquisition of oil and natural gas interests in the Jonah field which closed on April 1, 2022. See Note 18, "Subsequent Events" for a further discussion.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Operating leases are reflected as an operating lease right of use ("ROU") asset included in "Other assets, net", and as an operating lease liability, current in "Accrued liabilities and other" (see Note 8, "Accrued Liabilities and Other" below) and "Operating lease liability" on the Company's unaudited consolidated condensed balance sheets. Operating lease ROU assets and operating lease liabilities are recognized at commencement date of an arrangement based on the present value of lease payments over the lease term and amortized on a straight-line basis over the lease term. The ROU asset reflected in "Other assets, net" above is related to the Company's corporate office lease.
The Company's royalty rights and investment in Well Lift Inc. ("WLI") resulted from the separation of its artificial lift technology operations in December 2015. The Company conveyed its patents and other intellectual property to WLI and retained a 5% royalty on future gross revenues associated with the technology. We own approximately 18% of the common stock and 100% of the preferred stock of WLI and account for the investment in this private company at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or a similar investment of the same issuer, if such were to occur. The Company evaluates the investment for impairment when it identified any events or changes in circumstances that might have a significant adverse effect on the fair value of the investment. At March 31, 2021, the Company reviewed its investment and technology rights in WLI for potential impairment and, as a result, recorded an impairment expense of $0.1 million as "Impairment of Well Lift Inc., - related assets" on the unaudited consolidated condensed statements of operations. This impairment charge was recorded based on a variety of factors included the lack of current revenue generated and the outlook for future activity associated with this technology primarily due to a reduction in drilling activities across the industry.
Note 8 — Accrued Liabilities and Other
Accrued liabilities and other as of March 31, 2022 and June 30, 2021 consisted of the following:

	March 31, 2022	June 30, 2021
Accrued incentive and other compensation	$521,436	$630,744
Accrued retirement costs	7,425	52,786
Accrued franchise taxes	72,709	35,207
Accrued ad valorem taxes	60,000	108,000
Accrued settlements on derivative contracts	193,228	—
Operating lease liability	41,137	64,234
Asset retirement obligations due within one year	—	44,520
Accrued - other	9,711	11,554
Accrued liabilities and other	$905,646	$947,045

Note 9 — Asset Retirement Obligations

The Company's asset retirement obligations ("ARO") represent the estimated present value of the amount expected to incur to plug, abandon, and remediate its oil and natural gas properties at the end of their productive lives in accordance with applicable laws and regulations. The Company records the ARO liability on the unaudited consolidated condensed balance sheets and capitalizes the cost in "Oil and natural gas properties, net" during the period in which the obligation is incurred. The Company records the accretion of its ARO liabilities in "Depletion, depreciation and amortization" expense in the unaudited consolidated condensed statements of operations. The following is a reconciliation of the activity related to the Company's ARO liability for the nine months ended March 31, 2022 (inclusive of the current portion):

Asset retirement obligations as of June 30, 2021	$5,583,272
Liabilities settled	(50,231)	(a)
Liabilities acquired	2,440,034	(b)
Accretion expense	339,300
Asset retirement obligations as of March 31, 2022	$8,312,375

(a) Primarily related to abandonment of one Delhi field and one Hamilton Dome field well.
(b) Liabilities acquired in fiscal year 2022 were related to our Williston Basin Acquisition. See Note 5, "Acquisitions," for additional information on the Company's acquisition activities.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 10 — Stockholders’ Equity

 Common Stock

As of March 31, 2022, the Company had 33,719,621 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of March 31, 2022, the Company has cumulatively paid over $82.9 million in cash dividends. The Company paid dividends of $8.4 million and $2.7 million to its common stockholders during the nine months ended March 31, 2022 and 2021, respectively. The following table reflects the dividends paid within the respective quarterly periods:

Common stock cash dividends per share	2022	2021
First quarter ended September 30,	$0.075	$0.025
Second quarter ended December 31,	$0.075	$0.025
Third quarter ended March 31,	$0.100	$0.030

In May 2015, the Board of Directors approved a share repurchase program covering up to $5.0 million of the Company's common stock. Since inception of the program, the Company has spent $4.0 million to repurchase 706,858 common shares at an average price of $5.72 per share. There were no shares purchased under this program during the nine months ended March 31, 2022 and 2021. Under the program's terms, shares are repurchased only on the open market and in accordance with the requirements of the Securities Exchange Commission ("SEC"). Such shares are initially recorded as treasury stock, then subsequently cancelled. The timing and amount of repurchases depends upon several factors, including financial resources and market and business conditions. There is no fixed termination date for this repurchase program, and it may be suspended or discontinued at any time.

During the nine months ended March 31, 2022 and 2021, the Company also acquired treasury stock from holders of newly vested stock-based awards to fund the recipients' payroll tax withholding obligations. The treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting. The following table shows all treasury stock purchases in the respective periods:

	Nine Months Ended March 31,
	2022	2021
Number of treasury shares acquired	7,385	2,632
Average cost per share	$5.09	$2.79
Total cost of treasury shares acquired	$37,596	$7,348
 Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2021, all common stock dividends were treated for tax purposes as qualified dividend income to recipients. Based on its current projections for the fiscal year ending June 30, 2022, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on reasonable expectations as of March 31, 2022 and are subject to change based on the final tax calculations at the end of the fiscal year.
Note 11 — Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan ("2016 Plan"), approved at the December 2016 annual meeting of stockholders, authorizes the issuance of 1,100,000 shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, our common stock, including its appreciation in value. On December 9, 2020, an amendment to the 2016 Plan was approved by our stockholders which increased the number of shares available for issuance by 2,500,000 shares to a maximum of 3,600,000 shares. As of March 31, 2022 and June 30, 2021, 1,826,775 shares and 2,206,294 shares, respectively, remained available for grant under the 2016 Plan.

Time-Vested Restricted Stock

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

Performance-Based Restricted Stock and Performance-Based Contingent Shares

Presently under the 2016 Plan, the Company has only granted such awards having market-based vesting conditions based on the price of its common stock, the intrinsic value indexed solely to its common stock and the intrinsic value indexed to its common stock compared to the performance of the common stock of its peers. While the 2016 Plan also provides for awards whose vesting is based upon other performance conditions that relate to attaining Company-specific operating goals such as earnings, revenues, and other operational goals, no such awards have been granted under the 2016 Plan nor have any such awards previously granted by legacy plans been outstanding during the nine months ended March 31, 2022 and 2021.

The common shares underlying our performance-based restricted stock awards are issued on the date of grant and participate in dividends paid by the Company and expire after a maximum of four years from the date of grant if unvested. Performance-based contingent shares do not participate in dividends and shares are only issued upon the attainment of vesting conditions which generally have a lower probability of achievement and expire after a maximum of four years from the date of grant if unvested. Shares underlying performance-based contingent shares are reserved from the 2016 Plan.

Vesting of grants with market-based vesting conditions is dependent on the future price of the Company’s common stock. Such awards vest if the trailing total returns on the Company’s common stock for a specified three-year period exceed the corresponding total returns of various quartiles of indices consisting of peer companies or, in some cases, vest when the average of the Company's closing common stock price over a defined measurement period meets or exceeds a required common stock price. As discussed below, a third party valuation firm estimates the grant date fair value of the award as well as the expected vesting period. This value is amortized ratably over the expected vesting period, which may be less than the term of the grant. Previously recognized compensation expense is only reversed for the awards with market-based vesting conditions if the requisite service period is not rendered by the holder resulting in forfeiture of the award.
During nine months ended March 31, 2022, the Company granted a total of 379,519 equity awards that included 182,577 shares of time-vested restricted stock primarily to employees under its long term incentive pay program together with annual awards to its directors, 131,293 shares of performance-based restricted stock, and 65,649 performance-based contingent share awards.

During nine months ended March 31, 2021, the Company granted a total of 676,695 equity awards that included 307,455 shares of time-vested restricted stock, primarily to employees under its long-term incentive pay program together with annual awards to directors, 246,160 shares of performance-based restricted stock, and 123,080 performance-based contingent share awards. In addition to the foregoing, in connection with the retirement of the Company's former Chief Financial Officer, vesting was accelerated as to 50,524 aggregate shares of service- and market-based equity awards which, for accounting purposes, was treated as a cancellation and replacement of the same number of awards.

As mentioned above for awards with market-based vesting conditions, the Company utilizes third-party independent assessments of grant date fair values and expected vesting periods that are determined using a Monte Carlo simulation based on the historical volatility of the Company's total return compared to the historical volatilities of the other peer companies in the index. During the nine months ended March 31, 2022 and 2021, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Nine Months Ended March 31,
	2022	2021
Weighted average fair value of market-based awards granted	$3.10	$3.08
Risk-free interest rate	0.53% to 0.60%	0.23%
Expected vesting term in years	2.64 to 2.79	2.56
Expected volatility	64.7% to 64.7%	56.9%
Dividend yield	4.8% to 6.3%	3.2%

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Unvested restricted stock awards at March 31, 2022 consisted of the following:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value
Service-based awards	330,555	$4.70
Performance-based awards	379,910	3.34
Unvested restricted stock at March 31, 2022	710,465	$3.97

The following table sets forth the restricted stock transactions for the nine months ended March 31, 2022:

	Number of Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2022	Weighted Average Remaining Amortization Period (Years)
Unvested restricted stock at July 1, 2021	669,295	$3.37
Service-based shares granted	182,577	5.73
Performance-based shares granted	131,293	3.31
Vested	(170,884)	3.27
Forfeited	(101,816)	3.53
Unvested restricted stock at March 31, 2022	710,465	$3.97	$1,850,758	2.0
Unvested contingent restricted stock awards table below consists solely of market-based awards:

	Number of Contingent Restricted Shares	Weighted Average Grant-Date Fair Value	Unamortized Compensation Expense at March 31, 2022	Weighted Average Remaining Amortization Period (Years)
Unvested contingent shares at July 1, 2021	323,080	$2.84
Performance-based awards granted	65,649	2.67
Forfeited	(27,483)	1.92
Unvested contingent shares at March 31, 2022	361,246	$2.88	$224,477	1.9
Stock-based Compensation Expense
Expenses related to all of the above equity awards for the three months ended March 31, 2022 and 2021 were $0.3 million for both periods. Expenses for the nine months ended March 31, 2022 and 2021 were $0.9 million for both periods.
Note 12 — Income Taxes
The Company files a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.
There were no unrecognized tax benefits, nor any accrued interest or penalties associated with unrecognized tax benefits during any periods presented in these unaudited consolidated condensed financial statements. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company's tax returns and that the accruals for tax liabilities are adequate for all open years based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the fiscal years ended June 30, 2018 through June 30, 2021 for federal tax purposes and for the fiscal years ended June 30, 2017 through June 30, 2021 for state tax purposes. To the extent the Company utilizes net operating losses generated in earlier years, such earlier years may also be subject to audit.
For the nine months ended March 31, 2022, the Company recognized income tax expense of $5.2 million and had an effective tax rate of 22.5% compared to an income tax benefit of $5.7 million and an effective tax rate of 23.5% for the nine months ended March 31, 2021.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

The Company's effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the states of Louisiana and Texas, due to percentage depletion in excess of basis, stock-based compensation, and other permanent differences. For both periods, the respective statutory federal tax rate was 21%. At March 31, 2022, the Company had a $2.3 million receivable for a refund for its 2019 federal tax return attributable to 2019 EOR credits. The Company currently anticipates receiving the refund within the next twelve months based on inquiries and communication with the Internal Revenue Service, although no assurances can be made as to the actual date of receipt. During the nine months ended March 31, 2022, the Company recognized an income tax benefit of $0.4 million attributable to the EOR credit.
The Company must assess the likelihood that it will be able to realize its deferred tax assets. Realization is dependent on generating sufficient taxable income over the period the deferred tax assets are deductible. Currently, the Company is in a cumulative taxable loss position, but with the increase in commodity prices and absent material unexpected losses, the Company may be in a cumulative taxable income position during the current fiscal year. Management considered the reversal of deferred tax liabilities and tax planning strategies in assessing the realization of deferred tax assets. Based upon the weight of available evidence, the Company believes that some of the deferred tax assets are not likely to be realized at the time of this report. For the nine months ended March 31, 2022, there was no material change in the valuation allowance related to the federal and state deferred tax assets.
Note 13 — Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Numerator
Net income (loss) attributable to common stockholders	$5,705,811	$1,191,001	$17,756,384	$(18,654,154)
Undistributed earnings allocated to unvested restricted stock	(114,209)	(24,114)	(360,519)	(35,278)
Net income (loss) for earnings per share calculation	$5,591,602	$1,166,887	$17,395,865	$(18,689,432)

Denominator
Weighted average number of common shares outstanding — Basic	33,009,156	32,817,999	32,933,016	32,743,070
Effect of dilutive securities:
Unvested restricted stock	378,889	73,381	324,713	—
Contingent restricted stock grants	—	—	—	—
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,388,045	32,891,380	33,257,729	32,743,070

Net earnings (loss) per common share — Basic	$0.17	$0.04	$0.53	$(0.57)
Net earnings (loss) per common share — Diluted	$0.17	$0.04	$0.52	$(0.57)

Unvested restricted stock (both service-based and performance-based), totaling approximately 24,000 and 17,000 for the three and nine months ended March 31, 2022, respectively, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

Unvested restricted stock (both service-based and performance-based), totaling approximately 58,000 for the three months ended March 31, 2021, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive. Unvested restricted stock (both service-based and performance-based), totaling 0.3 million for the nine months ended March 31, 2021, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive due to the net loss.

In addition, unvested performance-based restricted stock and unvested contingent restricted share awards that would not meet the performance criteria as of the period end are excluded from the computation of diluted earnings per common share.

Note 14 — Senior Secured Credit Agreement
On April 11, 2016, the Company entered into a three-year, senior secured reserve-based credit facility, as amended, (the "Senior Secured Credit Facility") with MidFirst Bank in an amount up to $50.0 million with a current borrowing base of $50.0 million. On November 2, 2020, the Company entered into the Fifth Amendment to the Senior Secured Credit Facility extending the maturity to April 9, 2024. The borrowing base will be redetermined semi-annually, with the lenders and the Company each

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company's oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The Senior Secured Credit Facility included a placement fee of 0.50% on the initial borrowing base amounting to $50.0 million and carries a commitment fee of 0.25% per annum on the undrawn portion of the borrowing base. Any borrowings under the Senior Secured Credit Facility will bear interest, at the Company’s option, at either London Interbank Offered Rate ("LIBOR") plus 2.75%, subject to a minimum LIBOR of 0.25%, or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.00%.
The Company may elect, at its option, to prepay any borrowings outstanding under the Senior Secured Credit Facility without premium or penalty. Amounts outstanding under the Senior Secured Credit Facility are guaranteed by the Company's direct and indirect subsidiaries and secured by a security interest in substantially all of the properties of the Company and its subsidiaries. Borrowings from the Senior Secured Credit Facility may be used for the acquisition and development of oil and natural gas properties, investments in cash flow generating assets complimentary to the production of oil and natural gas, and for letters of credit or other general corporate purposes.
The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches or representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, all as defined under the Senior Secured Credit Facility. At March 31, 2022, the Company had $20.0 million borrowings outstanding under its Senior Secured Credit Facility, resulting in $30.0 million of available borrowing capacity. At March 31, 2022, the Company was in compliance with the financial covenants under the Senior Secured Credit Facility.
On August 5, 2021, and effective as of June 30, 2021, the Company entered into the Seventh Amendment to the Senior Secured Credit Facility which, among other things, added definitions for the terms “Acquired Entity or Mineral Interests” and “Acquired Entity or Mineral Interests EBITDA Adjustment.” Additionally, the consolidated tangible net worth covenant level was reduced to $40.0 million from $50.0 million.
On November 9, 2021, the Company entered into the Eighth Amendment to the Senior Secured Credit Facility. This amendment, among other things, increased the borrowing base to $50.0 million and added a hedging covenant whereby the Company must hedge a minimum of 25% to 75% of future production on a rolling twelve-month basis when 25% or more of the borrowing base is utilized.
On February 7, 2022, the Company entered into the Ninth Amendment to the Senior Secured Credit Facility. This amendment, among other things, modified the definition of utilization percentage related to the required hedging covenant such that for the purposes of determining the amount of future production to hedge, the utilization of the Senior Secured Credit Facility will be based on the Margined Collateral Value, as defined in the agreement, to the extent it exceeds the borrowing base then in effect. This amendment also required the Company to enter into hedges for the next twelve-month period ending February 2023, covering 25% of expected oil and natural gas production over that period.

On April 6, 2022, the Company was notified by MidFirst Bank that the Margined Collateral Value, as defined in the Ninth Amendment to the Senior Secured Credit Facility, was increased to $160.0 million from $125.0 million as a result of the closing of the Jonah Field Acquisition. The Company is required to enter into hedges on a rolling twelve-months basis when the borrowings exceed 25% of the Margined Collateral Value. As of May 9, 2022, the Company has $32.8 million outstanding under the facility. Based on the current amount outstanding, the utilization percentage under the required hedging covenant is below the minimum utilization threshold of 25% and as a result the Company is not required to enter into additional hedges at this time.
Note 15 — Commitments and Contingencies
The Company is subject to various claims and contingencies in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates. The Company discloses such matters if it believes there is a reasonable possibility that a future event or events will confirm a material loss through impairment of an asset or the incurrence of a material liability. The Company accrues a material loss if it believes that a probable future event or events will confirm a loss and the loss is reasonably estimable. Furthermore, the Company will disclose any matter that is unasserted if it considers it probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable and material in amount. The Company expenses legal defense costs as they are incurred.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 16 — Derivatives
The Company is exposed to certain risks relating to its ongoing business operations, including commodity price risk and interest rate risk. In accordance with the Company's policy and the requirements under the Senior Secured Credit Facility (as discussed in Note 14, "Senior Secured Credit Agreement"), it may hedge or may be required to hedge a varying portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the unaudited consolidated condensed balance sheets as assets or liabilities, with the changes in the fair value included in the unaudited consolidated condensed statements of operations for the period in which the change occurs. The Company's hedge policies and objectives may change significantly as its operational profile changes. The Company does not enter into derivative contracts for speculative trading purposes.
It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of March 31, 2022, the Company did not post collateral under any of its derivative contracts as they are secured under the Company's Senior Secured Credit Facility.
The Company has in the past and may utilize in the future costless put/call collars and fixed-price swaps to hedge a portion of its anticipated future production. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract, and a purchased put that establishes a minimum price. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for the volumes under contract. The Company has elected not to designate its open derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of the derivative contracts and all payments and receipts on settled derivative contracts in “Net loss (gain) on derivative contracts” on the unaudited consolidated condensed statements of operations.
All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging ("ASC 815") and ASC 820, Fair Value Measurement ("ASC 820") and included in the unaudited consolidated condensed balance sheets as assets or liabilities. The “Derivative contract liabilities” represents the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of March 31, 2022 (the “mark-to-market valuation”). The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited consolidated condensed balance sheets as of March 31, 2022 and June 30, 2021:

Derivatives not designated as hedging contracts under ASC 815		Derivative Contract Asset			Derivative Contract Liability
	Balance sheet location	March 31, 2022	June 30, 2021	Balance sheet location	March 31, 2022	June 30, 2021
Commodity contracts	Current assets - derivative contract assets	$—	$—	Current liabilities - derivative contract liabilities	$2,398,237	$—
Commodity contracts	Other assets - derivative contract assets	—	—	Long term liabilities - derivative contract liabilities	—	—
Total derivatives not designated as hedging contracts under ASC 815		$—	$—		$2,398,237	$—
The following table summarizes the location and amounts of the Company's realized and unrealized gains and losses on derivative contracts in the Company's unaudited consolidated condensed statements of operations. "Realized loss (gain) on derivative contracts" represents all payments (receipts) on derivative contracts settled during the quarter. "Unrealized loss (gain) on derivative contracts" represents the net change in the mark-to-market valuation of the derivative contracts. For the three months ended March 31, 2022, the "Unrealized loss (gain) on derivative contracts" is equal to the "Derivative contract liabilities" since there were no hedges in place in the prior quarter.

Derivatives not designated as hedging contracts under ASC 815	Location of loss recognized in income on derivative contracts	Three Months Ended		Nine Months Ended
		March 31,		March 31,
		2022	2021	2022	2021
Commodity contracts:
Realized loss (gain) on derivative contracts	Other income and expenses - net loss (gain) on derivative contracts	$193,228	$—	$193,228	$2,525,988
Unrealized loss (gain) on derivative contracts	Other income and expenses - net loss (gain) on derivative contracts	2,398,237	—	2,398,237	(1,911,343)
Total net loss (gain) on derivative contracts		$2,591,465	$—	$2,591,465	$614,645

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

At March 31, 2022, the Company had the following open crude oil and natural gas derivative contracts:

Period	Instrument	Commodity	Volumes in Barrels	Weighted Average Floor Price per MMBTU/Bbl	Weighted Average Ceiling Price per MMBTU/Bbl
April 2022 - October 2022	Collar	Natural Gas	835,956	$3.75	$5.05
November 2022 - February 2023	Collar	Natural Gas	443,750	3.75	7.30
April 2022 - June 2022	Collar	Crude Oil	60,475	75.00	95.65
July 2022 - February 2023	Collar	Crude Oil	122,389	70.00	87.50
Subsequent to March 31, 2022, the Company entered into the following natural gas derivative contracts:

Period	Instrument	Commodity	Volumes in Barrels	Weighted Average Floor Price per MMBTU/Bbl	Weighted Average Ceiling Price per MMBTU/Bbl
May 2022 - October 2022	Collar	Natural Gas	479,590	$5.25	$6.67
November 2022 - March 2023	Collar	Natural Gas	374,072	$5.25	$7.50
The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited consolidated condensed balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company's derivative contracts at March 31, 2022 and June 30, 2021:

	Derivative Assets		Derivative Liabilities
Offsetting of Derivative Assets and Liabilities	March 31, 2022	June 30, 2021	March 31, 2022	June 30, 2021
Gross amounts presented in the Consolidated Balance Sheet	$—	$—	$2,398,237	$—
Amounts not offset in the Consolidated Balance Sheet	—	—	—	—
Net amount	$—	$—	$2,398,237	$—
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
Note 17 — Fair Value Measurement

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
Fair Value of Derivative Instruments. The Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s unaudited consolidated condensed balance sheets, but also the impact of the Company’s nonperformance risk on its own liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable (Level 1), market corroborated (Level 2), or generally unobservable (Level 3). The Company classifies fair value balances based on the observability of those inputs.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following table set forth by level within the fair value hierarchy the Company's financial assets and liabilities that were accounted for at fair value as of March 31, 2022. The Company did not have any open positions as of June 30, 2021.

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$—	$—	$—

Liabilities
Derivative contract liabilities	$—	$2,398,237	$—	$2,398,237
Derivative contracts listed above as Level 2 include costless put/call collars that are carried at fair value. The Company records the net change in fair value of these positions in "Net loss (gain) on derivative contracts" in the Company's unaudited consolidated condensed statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 16, "Derivatives," for additional discussion of derivatives.
The Company's derivative contracts are with large utilities with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not anticipate such nonperformance.
Other Fair Value Measurements. The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of ASC 825, Financial Instruments. The estimated fair value amounts have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying value due to their short-term nature. The estimated fair value of the Company's Senior Secured Credit Facility approximates carrying value because the interest rates approximate current market rates.
The Company follows the provisions of ASC 820, for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions apply to the Company's initial measurement and any subsequent revision of ARO for which fair value is calculated using discounted future cash flows derived from historical costs and management's expectation of future cost environments. Significant Level 3 inputs used in the calculation of ARO include the costs of plugging and abandoning wells, surface restoration, and reserve lives. Subsequent to initial recognition, revisions to estimated ARO are made when changes occur for input values. See Note 9, "Asset Retirement Obligations," for a reconciliation of the beginning and ending balances of the liability for the Company's ARO.

Evolution Petroleum Corporation and Subsidiaries
Notes to Unaudited Consolidated Condensed Financial Statements

Note 18 — Subsequent Events
On April 1, 2022, the Company closed the Jonah Field Acquisition after entering into the Jonah Purchase Agreement on February 8, 2022 to acquire non-operated interests in the Jonah field in Sublette County, Wyoming from Exaro Energy III, LLC. After taking into account preliminary customary closing adjustments and an effective date of February 1, 2022, total cash consideration for the Jonah Field Acquisition was $27.7 million, which included a $1.5 million payment made upon signing the Jonah Purchase Agreement.
On April 1, 2022, the Company entered into natural gas collar arrangements for approximately 25% of natural gas production over the subsequent twelve months with weighted average floor prices of $5.25/MMBtu and ceilings ranging from $6.67/MMBtu to $7.50/MMBtu as required at the time by the Senior Secured Credit Facility. See Note 16, "Derivatives," above for further details.
On April 6, 2022, the Company was notified by MidFirst Bank that the Margined Collateral Value, as defined in the Ninth Amendment to the Senior Secured Credit Facility, was increased to $160.0 million from $125.0 million as a result of the closing of the Jonah Field Acquisition. The Company is required to enter into hedges on a rolling twelve-months basis when the borrowings exceed 25% of the Margined Collateral Value. As of May 9, 2022, the Company has $32.8 million outstanding under the facility. Based on the current amount outstanding, the utilization percentage under the required hedging covenant is below the minimum utilization threshold of 25% and as a result the Company is not required to enter into additional hedges or extend existing hedges at this time.
On May 4, 2022, the Company declared a quarterly cash dividend of $0.10 per share of common stock to shareholders of record on June 15, 2022 and payable on June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
Liquidity and Capital Resources
Results of Operations
Critical Accounting Policies and Estimates
Commonly Used Terms
"Current quarter" refers to the three months ended March 31, 2022, the Company's third quarter of fiscal 2022.
"Prior quarter" refers to the three months ended December 31, 2021, the Company's second quarter of fiscal 2022.
"Year-ago quarter" refers to the three months ended March 31, 2021, the Company's third quarter of fiscal 2021.
Executive Overview
General
Evolution Petroleum Corporation is an oil and natural gas company focused on delivering a sustainable dividend yield to its stockholders through the ownership of and investment in oil and natural gas properties. In support of that objective, our long-term goal is to build a diversified portfolio of oil and natural gas properties primarily through acquisitions, while seeking opportunities to maintain and increase production through selective development, production enhancement, and other exploitation efforts on our properties.
We are committed to health, safety, and environmental stewardship; supporting the professional development of our team of employees and contractors; making a positive difference in the communities where we live and work; and transparency in reporting on our progress in these areas with regard to which we publish an annual sustainability report. Our Board of Directors has oversight of, among other things, the development and implementation of our environmental, social and governance policies, and programs and initiatives.
At March 31, 2022, our producing properties consist of non-operated interests in the Barnett Shale located in North Texas, a natural gas producing shale reservoir; interests in the Delhi Holt-Bryant Unit in the Delhi field in Northeast Louisiana, a CO2 enhanced oil recovery ("EOR") project; interests in the Williston Basin in North Dakota, a producing oil and natural gas reservoir; interests in the Hamilton Dome field located in Hot Springs County, Wyoming, a secondary recovery field utilizing water injection wells to pressurize the reservoir; and small overriding royalty interests in four onshore Texas wells.
On April 1, 2022, and subsequent to the end of the current quarter, we acquired non-operated working interests in the Jonah field in Sublette County, Wyoming. The acquired properties include an average net working interest of approximately 20% and an average net revenue interest of approximately 15% in 595 producing wells and 956 net acres. The properties are operated by Jonah Energy, an established operator in the geographic region. The effective date of the transaction is February 1, 2022.
On January 14, 2022, we acquired non-operated working interests in 73 producing wells in the Williston Basin with an average working interest of approximately 39% and average revenue interest of approximately 33% located on approximately 47,500 net acres (85% held by production) across Billings, Golden Valley, and McKenzie counties in North Dakota. After taking into account preliminary customary closing adjustments and an effective date of June 1, 2021, cash consideration was $25.7 million which includes cash expenses related to the acquisition. The properties are operated by Foundation Energy Management, an established operator in the geographic region.
Our interests in the Barnett Shale, a natural gas producing shale reservoir consisting of approximately 21,000 net acres held by production across nine North Texas counties, consist of an average working interest of approximately 17% and associated average revenue interest of approximately 14%. The oil and natural gas properties are primarily operated by Diversified Energy Company with approximately 10% of wells operated by seven other operators.
Our interests in the Delhi field, a CO2 EOR project, consist of approximately 24% working interest, with an associated 19% revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total net revenue interest of approximately 26%. The field is operated by Denbury, a subsidiary of Denbury, Inc.
Our interests in the Hamilton Dome field, a secondary recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% working interest, with an associated 20% revenue interest (inclusive of a small overriding royalty interest). The field is operated by Merit Energy Company ("Merit"), a private oil and natural gas company, who owns the vast majority of the remaining working interest in Hamilton Dome field.
Highlights for our Third Quarter of Fiscal 2022 and Current Operations Update
•Produced 5,579 net barrels of oil equivalent per day ("BOEPD") during the current quarter;
•Generated revenue of $25.7 million and net income of $5.7 million;
•Paid a cash dividend of $0.10 per common share, marking the Company's 34th consecutive quarter of paying a dividend and totaling approximately $82.9 million since inception;
•Funded all operations, development capital expenditures, and cash dividends out of operating cash flow;
•Maintained a strong financial position with low leverage;
•Completed the acquisition of oil weighted, non-operated oil and natural gas properties located in the Williston Basin in North Dakota on January 14, 2022 (the "Williston Basin Acquisition"); and
•Completed due diligence related to the acquisition of natural gas weighted, non-operated oil and natural gas properties in the Jonah Field in Sublette County, Wyoming that was subsequently closed on April 1, 2022 (the "Jonah Field Acquisition").
Overview
Expectations surrounding improved demand for oil and natural gas combined with restrained supply growth has stimulated an increase in oil and natural gas prices to averages of approximately $95.18 per barrel of oil and $4.67 per MMBtu of natural gas during the third fiscal quarter of 2022, recovering substantially from the severe commodity price decline in fiscal 2020 resulting from governmental initiatives to contain the novel coronavirus ("COVID-19") pandemic. Worldwide factors such as global health pandemics, geopolitical factors, war or civil unrest, international trade disruptions and tariffs, macroeconomics, supply and demand, refining capacity, petrochemical production, regulatory and legislative changes and derivatives trading, among others, continue to influence prices for oil, natural gas, and NGLs. Local factors also influence prices for oil, natural gas, and NGLs and include increasing or decreasing production trends, quality differences, regulation, and transportation issues unique to certain producing regions and reservoirs.

Oil

Net oil production averaged approximately 1,810 BOPD during the quarter, a 10.6% increase from the prior quarter of approximately 1,636 BOPD primarily due the closing of the Williston Basin Acquisition on January 14, 2022. The increase was offset by approximately 200 BOPD in production, or $1.1 million in revenue, received in the prior quarter due to past royalties owed to us from overriding royalty interest we own in two wells located in the Giddings field in Burleson County, Texas.

Natural Gas

Net natural gas production averaged approximately 15,874 MCFPD during the quarter, a 19.9% decrease from the prior quarter of approximately 19,816 MCFPD. Consistent with the prior quarter, essentially all of our natural gas production is generated from our Barnett Shale properties. The decrease is primarily attributable to the positive impact of changes in estimates recorded in the prior quarter related to the operator's election to reject ethane. Ethane rejection in the Barnett Shale is primarily a financial decision to capture the most favorable commodity prices resulting in higher natural gas volumes and lower NGL volumes while maximizing overall cash flow.

Natural Gas Liquids

Net NGL production averaged approximately 1,123 BOEPD during the quarter compared to 18 BOEPD in the prior quarter. Prior quarter net NGL production was unusually low due to downward changes in estimates for NGL volumes from our Barnett Shale properties resulting from the election of ethane rejection by the operator to maximize field cash flows. Also contributing to the increase was the production added from the Williston Basin Acquisition and improved run time at the Delhi NGL Plant.

Net Income

We recorded quarterly net income of $5.7 million, or $0.17 per share, compared to $6.8 million, or $0.20 per share, in the prior quarter. The decrease in net income is primarily attributable to our $2.4 million "Unrealized loss (gain) on derivative contracts" recorded this quarter. This decrease was partially offset by higher revenues attributable to higher commodity prices and an increase in production. Our average realized price per barrel of oil equivalent increased 4.5% to $51.16 per BOE compared to

$48.98 per BOE in the prior quarter. This increase was primarily due to the 29.9% increase in realized crude oil prices from $70.29 per Bbl in the prior quarter to $91.28 per Bbl in the current quarter.

Additional property and project information is included under Item 1. Business, Item 2. Properties, Notes to the Financial Statements and Exhibit 99.1 of our Form 10-K for the year ended June 30, 2021.
Full Cost Pool Ceiling Test and Impairment
At March 31, 2022, our capitalized costs of oil and natural gas properties were below the full cost valuation ceiling; however, we could experience an impairment if commodity price levels were to substantially decline. Lower commodity prices would reduce the excess, or cushion, of our valuation ceiling over our capitalized costs and may adversely impact our ceiling tests in future quarters. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required in the future. Changes in commodity prices, production rates, levels of reserves, future development costs, capital spending and other factors will determine our actual ceiling test calculation and impairment analysis in future periods.
Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depreciation, depletion, and amortization ("DD&A") and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation "ceiling"). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test at March 31, 2022 were $75.28 per barrel of oil, $4.15 per MMBtu of natural gas, and $40.07 per barrel of NGL. As of March 31, 2022, a 10% decrease in commodity prices used to determine our proved reserves would not have resulted in an impairment of our oil and natural gas properties.

Business Environment

The information below is designed to give a broad overview of the oil and natural gas business environment as it affects us.

Impact of the COVID-19 Pandemic and Geopolitical Factors
Oil and natural gas prices have historically been volatile based upon the dynamics of supply and demand. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States of America declared a national emergency with respect to COVID-19. National, state, and local authorities took governmental initiatives to contain the virus by recommending social distancing and imposed quarantine and isolation measures. Periodic business closures impacted large portions of the population as more infectious variants of COVID-19 emerged. These measures, while intended to protect human life, had a continued impact on domestic and foreign economies, resulting in volatility in commodity prices. During this time, we focused on maintaining our operations and system of controls remotely and implemented our business continuity plans in order to allow our employees to securely work from home and in the corporate office, located in Houston, Texas. We have been able to transition the operation of our business with minimal disruption and maintain our system of internal controls and procedures.
In 2021, the demand for oil and natural gas began to recover primarily as a result of the roll-out of the COVID-19 vaccine and lessening of pandemic related government restrictions on individuals and businesses. In addition, the recent military invasion of Russia into Ukraine and the subsequent sanctions imposed on Russia and other actions have created significant market uncertainties, including uncertainties around potential supply disruptions for oil and natural gas, which has further enhanced volatility in global commodity prices in the first quarter of 2022. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that these market conditions will persist.
Currently, none of our oil and natural gas properties are operated by us. As a result, we have limited ability to influence or control the operation or future development of such properties. We continue to be proactive with our third-party operators to review capital expenditures and alter plans as appropriate.

Liquidity and Capital Resources
At March 31, 2022, we had $13.4 million in cash and cash equivalents, compared to $5.3 million of cash and cash equivalents at June 30, 2021. Working capital amounted to $15.4 million compared to $11.5 million at June 30, 2021, an increase of $3.6 million.

We have a senior secured reserve-based credit facility (the "Senior Secured Credit Facility") with a maturity date of April 9, 2024. As of March 31, 2022, the Senior Secured Credit Facility had a $50.0 million borrowing base, with $20.0 million outstanding. The Senior Secured Credit Facility is subject to a periodic redetermination by the lender based on the value of our oil and natural gas properties and is secured by a security interest in substantially all of the assets of us and our subsidiaries.
Borrowings bear interest, at our option, at either the London Interbank Offered Rate ("LIBOR") plus 2.75%, subject to a LIBOR minimum of 0.25%, or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. The Senior Secured Credit Facility also contains certain events of default, including non-payment; breaches or representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. At March 31, 2022, we were in compliance with the financial covenants under the Senior Secured Credit Facility.
We have historically funded operations through cash from operations and working capital. The primary source of cash is the sale of crude oil, natural gas, and NGLs. A portion of these cash flows is used to fund capital expenditures. We expect to manage near-future development activities for our properties with cash flows from operating activities and existing working capital.
We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility. We also have an effective shelf registration statement with the Securities and Exchange Commission ("SEC") under which we may issue up to $500.0 million of new debt or equity securities.
During the nine months ended March 31, 2022, we funded operations, development capital expenditures, and cash dividends with cash generated from operations. As of March 31, 2022, working capital was $15.4 million, an increase over working capital of $11.5 million at June 30, 2021. This increase in working capital is primarily due to the increase in production as a result of the closing of the Barnett Shale Acquisition in May 2021 and the Williston Basin Acquisition in January 2022.

Our Board of Directors instituted a quarterly cash dividend on common stock in December 2013, and we have paid cash dividends in each consecutive quarter since. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to maintain dividend payments over time, as appropriate. As a result of the collapse in commodity prices during the industry downturn and global pandemic, effective for the quarter ending June 30, 2020, the Board of Directors adjusted the quarterly dividend rate from $0.10 per share to $0.025 per share. The reduction in the dividend rate at that time allowed us to conserve cash for additional financial flexibility while continuing to reward shareholders with a yield of approximately 3%. In light of our improving financial performance and industry outlook, the Board of Directors has since increased the dividend rate, with the most recent increase occurring on February 3, 2022, when the Board of Directors declared a dividend of $0.10 per share paid on March 31, 2022. On May 4, 2022, the Board of Directors recently declared the 35th consecutive dividend payable on June 30, 2022 at the rate of $0.10 per share, a level that is expected to allow us to rapidly retire outstanding debt based on current commodity price forward curves.

On April 1, 2022, we closed on the acquisition of non-operated oil and natural gas properties in the Jonah field in Sublette County, Wyoming. Funding for the acquisition was provided by cash on hand and $17.0 million borrowed under our Senior Secured Credit Facility. After the closing of the acquisition, we had $13.0 million of remaining borrowing capacity on our Senior Secured Credit Facility, not including any potential future increase in the borrowing base.
Capital Expenditures
For the nine months ended March 31, 2022, we incurred approximately $25.7 million in expenditures for the Williston Basin Acquisition and approximately $1.5 million for a deposit on the Jonah Field Acquisition. Based on discussions with the operators of our properties, we expect capital expenditures to continue in all the fields. Total company capital expenditures for the remainder of fiscal year 2022 is expected to be in the range of $0.5 million to $1.0 million. For fiscal year 2023, we expect budgeted capital expenditures to be in the range of $4.0 million to $6.0 million, which excludes contemplated drilling in the Williston Basin or any potential acquisitions. At Delhi, we anticipate costs for a NGL plant heat exchanger project which is expected to kick off in fiscal year 2022, with the majority of the capital expenditure carrying into fiscal year 2023. Delhi field will also incur additional capital expenditures from continued conformance workover and maintenance capital projects. The Hamilton Dome field has capital expenditures for workovers, water injection infrastructure upgrades, and a gas recapture study. The operator of the Barnett properties expects to run one workover rig focusing on capital projects to return previously shut-in wells to production. This rig is expected to be running through the remainder of the fiscal year 2022. The Williston Basin is expected to have capital expenditure for workovers, behind pipe recompletions, and a SCADA upgrade. Funding for our anticipated capital expenditures over the next twelve-months is expected to be met from cash flows from operations, current working capital, and borrowings under our existing Senior Secured Credit Facility as needed for future acquisitions. We continuously monitor changes in market conditions and adapt our operational plans as necessary in order to maintain financial flexibility and therefore our capital budget is subject to change.

Our proved undeveloped reserves at June 30, 2021 included 1.81 MMBOE of reserves and approximately $8.6 million of future development costs associated with Phase V development in the eastern portion of the Delhi field. Such development requires participation by both the operator and us. Based on our discussions with the operator, we do not expect drilling to commence prior to the second half of fiscal 2023. The timing of Phase V is dependent, in part, on the field operator's available funds, capital spending plans, and priorities within its portfolio of properties.

In January 2022, we acquired non-operated oil and natural gas properties in the Williston Basin with approximately 39% working interest and 33% revenue interest from Foundation Energy Management. The acquisition was made solely on proved producing properties.

Cash Flow Activities

	Nine Months Ended March 31,
	2022	2021
Cash flows provided by (used in) operating activities	$28,691,050	$2,559,382
Cash flows provided by (used in) investing activities	(28,139,918)	(2,508,690)
Cash flows provided by (used in) financing activities	7,540,896	(2,673,682)
Net increase (decrease) in cash and cash equivalents	$8,092,028	$(2,622,990)
Cash provided by operating activities in the current period increased $26.1 million compared to the same year-ago period driven by an increase in our operating revenues and related production volumes from the acquisitions of our Barnett Shale properties in May 2021 and our Williston Basin properties in January 2022.
Cash used in investing activities increased $25.6 million primarily due to the acquisition of our Williston Basin properties in January 2022 totaling $25.7 million and a $1.5 million deposit made in February 2022 for the Jonah Field Acquisition, which closed on April 1, 2022.
During the nine months ended March 31, 2022, the cash provided by financing activities totaled $7.5 million compared to cash used in financing activities of $2.7 million for the nine months ended March 31, 2021. Net borrowings on our credit facility totaled $16.0 million for the nine months ended March 31, 2022. This was offset by net cash used for payment of common stock dividends totaling $8.4 million for the current year period compared to $2.7 million paid in the prior year period.

Results of Operations
Three Months Ended March 31, 2022 and 2021
Revenues
Compared to the corresponding year-ago quarter, current quarter revenues increased 236.4% primarily due to an increase in production and an overall increase in average realized prices for our production. Total production increased due to volumes received from our Williston Basin Acquisition in January 2022 and the acquisition of our Barnett Shale properties in May 2021. Oil and natural gas prices are inherently volatile and began to stabilize in 2021 and continuing into 2022. Our average realized oil price and average realized NGL price increased primarily due to the recovery of West Texas Intermediate ("WTI") pricing in 2022, as the demand for oil has begun to recover as a result of the roll-out of the COVID-19 vaccine, lessening of pandemic related government restrictions on individuals and businesses and sanctions affecting Russian oil and natural gas supplies.
The following table summarizes total revenues, production volumes, daily production volumes, and average realized prices for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Variance	Variance %
Revenues:
Crude oil	$14,868,519	$7,076,965	$7,791,554	110.1%
Natural gas	6,070,866	141	6,070,725	4,305,478.7%
Natural gas liquids	4,749,719	558,642	4,191,077	750.2%
Total revenues	$25,689,104	$7,635,748	$18,053,356	236.4%

Volumes:
Crude oil (Bbl)	162,892	132,230	30,662	23.2%
Natural gas (Mcf)	1,428,645	60	1,428,585	2,380,975.0%
Natural gas liquids (Bbl)	101,110	21,497	79,613	370.3%
Equivalent volumes (BOE)	502,109	153,737	348,372	226.6%

Average daily equivalent volumes (per day):
Crude oil (BOPD, net)	1,810	1,469	341	23.2%
Natural gas (BOEPD, net)	2,646	—	2,646	100.0%
Natural gas liquids (BOEPD, net)	1,123	239	884	369.9%
Equivalent volumes (BOEPD, net)	5,579	1,708	3,871	226.6%

Average realized price:
Crude oil price per Bbl	$91.28	$53.52	$37.76	70.6%
Natural gas price per Mcf	4.25	2.35	1.90	80.9%
Natural gas liquids price per Bbl	46.98	25.99	20.99	80.8%
Equivalent price per BOE	$51.16	$49.67	$1.49	3.0%

Lease Operating Costs
Lease operating costs are presented in two components: (i) CO2 costs for the Delhi field and (ii) other lease operating costs for all of our oil and natural gas properties.

	Three Months Ended March 31,
	2022	2021	Variance	Variance %
CO2 costs (a)	$2,320,301	$985,931	$1,334,370	135.3%
Other lease operating costs	9,763,368	2,620,580	7,142,788	272.6%
Total lease operating costs	$12,083,669	$3,606,511	$8,477,158	235.1%

CO2 costs per BOE	$4.62	$6.41	$(1.79)	(27.9)%
All other lease operating costs per BOE	19.45	17.05	2.40	14.1%
Lease operating costs per BOE	$24.07	$23.46	$0.61	2.6%
(a) Under our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms

	Three Months Ended March 31,
	2022	2021	Variance	Variance %
CO2 costs per mcf	$1.12	$0.71	$0.41	57.7%
CO2 volumes (MMcf per day, gross)	96.0	64.5	31.5	48.8%

Compared to the year-ago quarter, CO2 costs increased $1.3 million to $2.3 million compared to $1.0 million in 2021. The approximate $1.3 million increase was due to an increase in purchased volumes as well as an increase in the realized oil price in the Delhi field. As indicated above, our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field.
Compared to the year-ago quarter, "Other lease operating costs" increased by $7.1 million primarily due to the acquisition of our Williston Basin properties in January 2022 and the acquisition of our Barnett Shale properties in May 2021. Lease operating costs per BOE for the current quarter for our Williston Basin properties and Barnett Shale properties were $23.17 per BOE and $17.57 per BOE, respectively.
On a total cost per BOE basis, Delhi field costs increased 68.7% to $36.31 per BOE in the current quarter, primarily due to a 148.0% increase in CO2 cost per BOE together with an 18.8% increase in other lease operating costs per BOE, resulting from 5.0% decrease in barrel equivalent production.
Hamilton Dome Field costs per BOE increased 42.1% to $42.64 per BOE in the current quarter primarily due to increased workover spending in the field due to higher commodity prices that has resulted in a 6.1% increase in barrel equivalent production.

Depletion, Depreciation, and Amortization ("DD&A")
Total DD&A expense was 62.2% higher compared to the year-ago quarter due to an increase in oil and natural gas DD&A amortization attributable to an increase in production compared to the year-ago quarter, partially offset by a 52% lower DD&A per BOE rate. The decrease on a per BOE basis was primarily driven by the increase in our oil and natural gas reserves due to the Williston Basin Acquisition in January 2022 and the acquisition of our Barnett Shale properties in May 2021.

	Three Months Ended March 31,
	2022	2021	Variance	Variance %
DD&A of proved oil and natural gas properties	$1,601,485	$1,020,810	$580,675	56.9%
Depreciation of other property and equipment	—	1,810	(1,810)	(100.0)%
Amortization of intangibles	—	3,391	(3,391)	(100.0)%
Accretion of asset retirement obligations	135,741	44,956	90,785	201.9%
Total DD&A	$1,737,226	$1,070,967	$666,259	62.2%

Oil and natural gas DD&A rate per BOE	$3.19	$6.64	$(3.45)	(52.0)%

Impairment of Well Lift Inc. - Related Expenses
Our royalty rights and investment in Well Lift, Inc. ("WLI") resulted from the separation of our artificial lift technology operations in December 2015. We conveyed our patents and other intellectual property to WLI and retained a 5% royalty on future gross revenues associated with the technology. We own approximately 18% of common stock and 100% of the preferred stock of WLI and account for our investment in this private company at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if such were to occur. We evaluate the investment for impairment when it identifies any events or changes in circumstances that might have a significant adverse effect on the fair value of the investment. At March 31, 2021, we reviewed our investment in WLI for potential impairment and, as a result, recorded an impairment expense of $0.1 million. This impairment charge was recorded based on a variety of factors including the level of activity associated with this technology.
General and Administrative Expenses
For the three months ended March 31, 2022, general and administrative expenses decreased $0.3 million to $1.5 million, compared to the year-ago quarter, primarily due to lower acquisition-related legal and tax expenses.
Other Income and Expenses
Net Loss (Gain) on Derivative Contracts
Periodically, in accordance with our policies and the requirements under the Senior Secured Credit Facility, we may hedge a varying portion of anticipated oil and natural gas production for future periods. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited consolidated condensed statements of operations. The amounts recorded on the unaudited consolidated condensed statements of operations related to derivative contracts represent the (i) (gains) losses related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) (gains) losses on settlements of derivative contracts for positions that have settled or been realized. As a result of the Williston Basin Acquisition in January 2022, we were required by the terms of our Senior Secured Credit Facility to hedge a portion of our collateral production. The increase in commodity prices since entering into the hedges resulted in a realized loss on hedges this quarter and an unrealized loss due to the mark-to-market value of remaining hedges.

	Three Months Ended March 31,
Commodity contracts:	2022	2021	Variance	Variance %
Realized loss (gain) on derivative contracts	$193,228	$—	193,228	(100.0)%
Unrealized loss (gain) on derivative contracts	2,398,237	—	2,398,237	(100.0)%
Total net (gain) loss on derivative contracts	$2,591,465	$—	$2,591,465	(100.0)%

Average realized crude oil price per Bbl	$91.28	$53.52	$37.76	71%
Cash effect of derivative contracts (per Bbl):	$(1.19)	$—	$(1.19)	100%
Crude oil price per Bbl (including impact of realized derivatives)	$90.09	$53.52	$36.57	68%
Interest and Other Income and Interest Expense
Other income and expense (net) increased primarily due to an increase in interest expense as a result of higher borrowings outstanding on our Senior Secured Credit Facility.

	Three Months Ended March 31,
	2022	2021	Variance	Variance %
Interest and other income	$2,212	$9,223	$(7,011)	(76.0)%
Interest expense	(170,332)	(18,686)	(151,646)	811.5%
Total other income (expense), net	$(168,120)	$(9,463)	$(158,657)	1,676.6%
Net Income
Net income attributable to common stockholders for the three months ended March 31, 2022 increased $4.5 million to $5.7 million compared to the year-ago quarter. Pre-tax income increased due to the aforementioned revenue and expense variances. Our income tax provision increased primarily due to higher pre-tax income as well as a increase in our effective tax rate whereas in the prior year period we recorded a $2.8 million income tax benefit related to EOR credits claimed on income tax returns for fiscal 2019, 2018 and 2017.

	Three Months Ended March 31,
	2022	2021	Variance	Variance %
Income (loss) before income taxes	$7,593,367	$971,142	$6,622,225	681.9%
Income tax provision (benefit)	1,887,556	(219,859)	2,107,415	(958.5)%
Net income (loss) attributable to common stockholders	$5,705,811	$1,191,001	$4,514,810	379.1%
Income tax provision (benefit) as percentage of income (loss) before income taxes	24.9%	(22.6)%

Results of Operations
Nine Months Ended March 31, 2022 and 2021
Revenues
Compared to the corresponding nine months ended March 31, 2021, current period revenues increased 252.2% primarily due to a 206.2% increase in production together with an increase in the average realized prices for oil and natural gas. Total production increased due to volumes received from our Williston Basin Acquisition in January 2022 and the acquisition of our Barnett Shale properties in May 2021. Oil and natural gas prices are inherently volatile and began to stabilize in 2021 and continuing into 2022. Our average realized oil price was higher primarily due to the recovery of WTI pricing in 2022, as the demand for oil has begun to recover primarily as a result of the roll-out of the COVID-19 vaccine, lessening of pandemic related government restrictions on individuals and businesses and sanctions affecting Russian oil and natural gas supplies.
The following table summarizes total revenues, production volumes, daily production volumes and average realized prices for the nine months ended March 31, 2022 and 2021:

	Nine Months Ended March 31,
	2022	2021	Variance	Variance %
Revenues:
Crude oil	$34,309,127	$17,918,909	$16,390,218	91.5%
Natural gas	20,698,653	499	20,698,154	4,147,926.7%
Natural gas liquids	11,898,695	1,079,868	10,818,827	1,001.9%
Total revenues	$66,906,475	$18,999,276	$47,907,199	252.2%

Volumes:
Crude oil (Bbl)	447,372	418,587	28,785	6.9%
Natural gas (Mcf)	4,727,948	275	4,727,673	1,719,153.8%
Natural gas liquids (Bbl)	260,346	69,916	190,430	272.4%
Equivalent volumes (BOE)	1,495,709	488,549	1,007,160	206.2%

Average daily equivalent volumes (per day):
Crude oil (BOPD, net)	1,633	1,528	105	6.9%
Natural gas (BOEPD, net)	2,876	—	2,876	100.0%
Natural gas liquids (BOEPD, net)	950	255	695	272.5%
Equivalent volumes (BOEPD, net)	5,459	1,783	3,676	206.2%

Average realized price:
Crude oil price per Bbl	$76.69	$42.81	$33.88	79.1%
Natural gas price per Mcf	4.38	1.81	2.57	142.0%
Natural gas liquids price per Bbl	45.70	15.45	30.25	195.8%
Equivalent price per BOE	$44.73	$38.89	$5.84	15.0%
Lease Operating Costs
Lease operating costs are presented in two components: (i) CO2 costs for the Delhi field and (ii) other lease operating costs for all of our oil and natural gas properties.

	Nine Months Ended March 31,
	2022	2021	Variance	Variance %
CO2 costs (a)	$5,134,724	$1,605,818	$3,528,906	219.8%
Other lease operating costs	26,245,086	7,404,030	18,841,056	254.5%
Total lease operating costs	$31,379,810	$9,009,848	$22,369,962	248.3%

CO2 costs per BOE	$3.43	$3.29	$0.14	4.3%
All other lease operating costs per BOE	17.55	15.15	2.40	15.8%
Lease operating costs per BOE	$20.98	$18.44	$2.54	13.8%

(a) Under our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

	Nine Months Ended March 31,
	2022	2021	Variance	Variance %
CO2 costs per mcf	$0.99	$0.64	$0.35	54.7%
CO2 volumes (MMcf per day, gross)	79.6	38.3	41.3	107.8%

Compared to the nine months ended March 31, 2021, CO2 costs increased $3.5 million. The approximate 219.8% increase is due to the 79.1% increase in our average realized oil price combined with the 107.8% increase in purchased CO2 volumes.
Compared to the nine months ended March 31, 2021, "Other lease operating costs" increased by $18.8 million primarily due to the Williston Basin Acquisition in January 2022 and the acquisition of the Barnett Shale properties in May 2021. For the nine months ended March 31, 2022, lease operating costs per BOE for our Williston Basin properties and Barnett Shale properties were $23.17 per BOE and $15.93 per BOE, respectively.

On a total cost per BOE basis, Delhi field costs increased 92.4% to $30.74 per BOE in the current period, primarily due to a 259.9% increase in CO2 cost per BOE together with a 32.2% increase in other lease operating costs per BOE, resulting from an 11.2% decrease in barrel equivalent production. As indicated above, our contract with the Delhi field operator, purchased CO2 is priced at 1% of the realized oil price in the field. Hamilton Dome field costs per BOE increased 43.9% to $39.26 per BOE in the current period primarily due to increased workover spending in the field due to higher commodity prices that has resulted in a 5.8% increase in barrel equivalent production.
Depletion, Depreciation, and Amortization ("DD&A")
Total DD&A expense was 16.9% higher compared to the nine months ended March 31, 2021 primarily due to an 12.3% increase in the oil and gas DD&A amortization attributable to the 206.2% increase in equivalent barrels of oil volumes compared to the prior year. The increase due to volumes was partially offset by a 63.4% decrease in the DD&A rate per BOE as result of an increase in our proved reserves associated with the Williston Basin Acquisition in January 2022 and the acquisition of the Barnett Shale properties in May 2021.

	Nine Months Ended March 31,
	2022	2021	Variance	Variance %
DD&A of proved oil and natural gas properties	$4,145,557	$3,691,611	$453,946	12.3%
Depreciation of other property and equipment	3,902	5,430	(1,528)	(28.1)%
Amortization of intangibles	—	10,173	(10,173)	(100.0)%
Accretion of asset retirement obligations	339,300	132,809	206,491	155.5%
Total DD&A	$4,488,759	$3,840,023	$648,736	16.9%

Oil and natural gas DD&A rate per BOE	$2.77	$7.56	$(4.79)	(63.4)%
Impairment of Proved Property
We utilize the full cost method of accounting for our oil and gas properties under the full cost method of accounting, capitalized costs of oil and gas properties, net of accumulated DD&A and related deferred taxes, are limited to the estimated future net cash flows from proved oil and gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties included in the amortization base, plus the cost of unproved properties excluded from amortization, as adjusted for related income tax effects (the valuation “ceiling”).
We recorded a proved property impairment of $24.8 million during the nine months ended March 31, 2021 primarily as a result of the decline in the price of oil over the historical twelve month period.
At March 31, 2022, our net book value of oil and natural gas properties did not exceed the current ceiling.

Impairment of Well Lift Inc. - Related Expenses
Our royalty rights and investment in WLI resulted from the separation of our artificial lift technology operations in December 2015. We conveyed our patents and other intellectual property to WLI and retained a 5% royalty on future gross revenues associated with the technology. We own approximately 18% of the common stock and 100% of the preferred stock of WLI and account for our investment in this private company at cost less impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer, if such were to occur. We evaluate the investment for impairment when we identify any events or changes in circumstances that might have a significant adverse effect on the fair value of the investment. At March 31, 2021, we reviewed our investment in WLI for potential impairment and, as a result, recorded an impairment expense of $0.1 million. This impairment charge was recorded based on a variety of factors including the level of activity associated with this technology.
General and Administrative Expenses
For the nine months ended March 31, 2022, expenses of $5.3 million increased $0.3 million, or 6.5%, compared to the nine months ended March 31, 2021, primarily due to approximately $0.3 million of higher salary and employee benefits related costs incurred.
Other Income and Expenses
Net Loss (Gain) on Derivative Contracts
Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited consolidated condensed statements of operations. The amounts recorded on the unaudited consolidated condensed statements of operations related to derivative contracts represent the (i) (gains) losses related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) (gains) losses on settlements of derivative contracts for positions that have settled or been realized. As a result of the Williston Basin Acquisition in January 2022, we were required by the terms of our Senior Secured Credit Facility to hedge a portion of our collateral production. The increase in commodity prices since entering into the hedges resulted in a realized loss on hedges for the nine months ended March 31, 2022 and an unrealized loss due to the mark-to-market value of remaining hedges.

	Nine Months Ended March 31,
	2022	2021	Variance	Variance %
Commodity contracts:
Realized loss (gain) on derivative contracts	$193,228	$2,525,988	$(2,332,760)	(92.4)%
Unrealized loss (gain) on derivative contracts	2,398,237	(1,911,343)	4,309,580	(225.5)%
Total net (gain) loss on derivative contracts	$2,591,465	$614,645	$1,976,820	321.6%

Average realized crude oil price per Bbl	$76.69	$42.81	$33.88	79.1%
Cash effect of derivative contracts (per Bbl):	(0.43)	(6.03)	5.60	(92.9)%
Crude oil price per Bbl (including impact of realized derivatives)	$76.26	$36.78	$39.48	107.3%
Interest and Other Income and Interest Expense
Other income and expense (net) increased primarily due to an increase in interest expense as a result of higher borrowings outstanding on our Senior Secured Credit Facility.

	Nine Months Ended March 31,
	2022	2021	Variance	Variance %
Interest and other income	$11,982	$34,866	$(22,884)	(65.6)%
Interest expense	(271,874)	(60,340)	(211,534)	350.6%
Total other income (expense), net	$(259,892)	$(25,474)	$(234,418)	920.2%

Net Income (Loss)
Net income (loss) attributable to common stockholders for the nine months ended March 31, 2022 increased $36.4 million to $17.8 million compared to the nine months ended March 31, 2021. Pre-tax income increased due to the aforementioned revenue and expense variances. Our income tax provision increased primarily due to higher pre-tax income.

	Nine Months Ended March 31,
	2022	2021	Variance	Variance %
Income (loss) before income taxes	$22,908,138	$(24,384,855)	$47,292,993	(193.9)%
Income tax provision (benefit)	5,151,754	(5,730,701)	10,882,455	(189.9)%
Net income (loss) attributable to common stockholders	$17,756,384	$(18,654,154)	$36,410,538	(195.2)%
Income tax provision (benefit) as percentage of income (loss) before income taxes	22.5%	23.5%
Critical Accounting Policies and Estimates
See our Critical Accounting Policies and Estimates as disclosed within Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K. For recently adopted and recently issued accounting pronouncements from the Financial Accounting Standards Board, please see Note 2, "Summary of Significant Accounting Policies" herein.
Item 3.  Quantitative and Qualitative Disclosures About Market Risks
Information about market risks for the nine months ended March 31, 2022 did not change materially from the disclosures in Item 7A of our Annual Report on Form 10-K for the year ended June 30, 2021.
Derivative Instruments and Hedging Activity
We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil, natural gas, and natural gas liquids prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we monitor commodity prices to identify the potential need for the use of derivative financial instruments to provide partial protection against declines in oil and natural gas prices. We do not enter into derivative contracts for speculative trading purposes.
We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, ("ASC 815"). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 16, "Derivatives" to our unaudited consolidated condensed financial statements for more details.
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
As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.
Under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, during the quarter ended March 31, 2022, we have determined there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Our Annual Report on Form 10-K for the year ended June 30, 2021 includes a detailed description of our risk factors. In addition to those, we add the following risk factor below:
Greenhouse Gas and Climate Change Laws and Regulations
Our operations are subject to a number of risks arising out of concerns regarding the threat of climate change, including regulatory, political, litigation and financial risks, that could result in increased operating costs and costs of compliance, limiting the areas in which oil and natural gas production may occur and reducing the demand for oil and natural gas.
The threat of climate change continues to attract considerable attention. Numerous initiatives have been proposed and more are expected to come that focus on monitoring and limiting existing sources of greenhouse gas emissions as well as restricting or eliminating emissions from new sources. As a result, we are subject to numerous risks associated with the production and processing of fossil fuels and emission of greenhouse gas.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
During the quarter ended March 31, 2022, we did not purchase any common stock in the open market under a previously announced share repurchase program and no shares of common stock were surrendered by our employees to pay their share of payroll taxes arising from vesting of restricted stock.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.

Item 6. Exhibits
A.            Exhibits

10.6*	Purchase and Sale Agreement, dated January 14, 2022, between Evolution Petroleum Corporation, Foundation Energy Fund VII-A, LP and Foundation Energy Management, LLC
10.7*	Purchase and Sale Agreement, dated April 1, 2022, between Evolution Petroleum Corporation and Exaro Energy III, LLC
10.8*	Seventh Amendment to the Credit Agreement dated August 5, 2021, between Evolution Petroleum Corporation and MidFirst Bank effective June 30, 2021
10.9*	Ninth Amendment to the Credit Agreement dated February 4, 2022, between Evolution Petroleum Corporation and MidFirst Bank effective February 4, 2022.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1**	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Attached hereto.
** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EVOLUTION PETROLEUM CORPORATION
(Registrant)

	By:	/s/ Jason E. Brown
Jason E. Brown
President and Chief Executive Officer

	By:	/s/ Ryan Stash
Ryan Stash
Senior Vice President, Chief Financial Officer
and Treasurer

Date: May 12, 2022