Form 10-Q
period 2022-09-30
EVOLUTION PETROLEUM CORP
filed 2022-11-09
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒    No: ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes: ☒    No: ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

At November 4, 2022, 33,716,461 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

EVOLUTION PETROLEUM CORPORATION

Forward-Looking Statements

2

PART I.

FINANCIAL INFORMATION

4

Item 1.

Condensed Consolidated Financial Statements (Unaudited)

4

Condensed Consolidated Balance Sheets (Unaudited) as of September 30, 2022 and June 30, 2022

4

Condensed Consolidated Statements of Operations (Unaudited) for the three months ended September 30, 2022 and 2021

5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2022 and 2021

6

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended September 30, 2022 and 2021

7

Notes to Unaudited Condensed Consolidated Financial Statements

8

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

25

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

33

Item 4.

Controls and Procedures

33

PART II. OTHER INFORMATION

34

Item 1.

Legal Proceedings

34

Item 1A.

Risk Factors

34

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

34

Item 3.

Defaults Upon Senior Securities

35

Item 4.

Mine Safety Disclosures

35

Item 5.

Other Information

35

Item 6.

Exhibits

36

Signatures

37

We use the terms, “EPM,” “Company,” “we,” “us,” and “our” to refer to Evolution Petroleum Corporation, and unless the context otherwise requires, its wholly-owned subsidiaries.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, except for statements of historical fact, that relate to our anticipated future activities, plans, strategies, objectives or expectations are forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “may,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors, which include, but are not limited to, the following statements regarding:

●	our expectations of plans, strategies and objectives, including anticipated development activity and capital spending;
●	our capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength;
●	the benefits of our multi-basin portfolio, including operational and commodity flexibility;
●	our ability to maximize cash flow and the application of excess cash flows to reduce long-term debt and to pay dividends and repurchase shares pursuant to our share repurchase program;
●	oil, natural gas and NGLs production and commodity mix, GHG emissions and ESG performance;
●	anticipated oil, natural gas and NGL prices;
●	anticipated drilling and completions activity;
●	estimates of our oil, natural gas and NGL reserves and recoverable quantities;
●	future interest expense;
●	our ability to access credit facilities and other sources of liquidity to meet financial obligations throughout commodity price cycles;
●	our ability to manage debt and financial ratios, finance growth and comply with financial covenants;
●	the implementation and outcomes of risk management programs, including exposure to commodity price and interest rate fluctuations, the volume of oil and natural gas production hedged, and the markets or physical sales locations hedged;
●	the impact of changes in federal, state, provincial and local, rules and regulations; anticipated compliance with current or proposed environmental legislation, including the costs thereof; adequacy of provisions for abandonment and site reclamation costs;
●	our operational and financial flexibility, discipline and ability to respond to evolving market conditions;
●	the declaration and payment of future dividends and any anticipated repurchase of our outstanding common shares;
●	the adequacy of our provision for taxes and legal claims;
●	our ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses;
●	the competitiveness of us against our peers, including with respect to capital, materials, people, assets and production;
●	oil, natural gas and NGL inventories and global demand for oil, natural gas and NGL;
●	the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment;
●	anticipated staffing levels;
●	anticipated payments related to our commitments, obligations and contingencies, and the ability to satisfy the same; and
●	the possible impact of accounting and tax pronouncements, rule changes and standards.

Readers are cautioned against unduly relying on forward-looking statements which, by their nature, involve numerous assumptions and are subject to both known and unknown risks and uncertainties (many of which are beyond our control) that may cause such statements not to occur, or actual results to differ materially and/or adversely from those expressed or implied, which include, but are not limited to, the following assumptions:

●	future commodity prices and basis differentials;
●	our ability to access credit facilities and shelf prospectuses;
●	assumptions contained in our corporate guidance;
●	the availability of attractive commodity or financial hedges and the enforceability of risk management programs;
●	expectations that counterparties will fulfill their obligations pursuant to gathering, processing, transportation and marketing agreements;
●	access to adequate gathering, transportation, processing and storage facilities;
●	assumed tax, royalty and regulatory regimes;
●	expectations and projections made in light of, and generally consistent with, our historical experience and our perception of historical industry trends; and
●	the other assumptions contained herein.

Readers are cautioned that the assumptions, risks and uncertainties referenced above, and in the other documents incorporated herein by reference (if any), are not exhaustive. Although we believe the expectations represented by our forward-looking statements are reasonable based on the information available to us as of the date such statements are made, forward-looking statements are only predictions and statements of our current beliefs and there can be no assurance that such expectations will prove to be correct.

When considering any forward-looking statement, the reader should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil and natural gas, operating risks and other risk factors as described under the Risk Factors section of our previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as well as the other disclosures contained herein, therein, and as also may be described from time to time in our future reports we file with the Securities and Exchange Commission. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. Readers are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the Securities and Exchange Commission.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2022	June 30, 2022
Assets
Current assets
Cash and cash equivalents	$10,714	$8,280
Receivables from crude oil, natural gas, and natural gas liquids revenues	18,846	24,043
Derivative contract assets	49	170
Prepaid expenses and other current assets	2,235	3,875
Total current assets	31,844	36,368
Property and equipment, net of depletion, depreciation, accretion, and impairment
Oil and natural gas properties, net—full-cost method of accounting, of
which none were excluded from amortization	108,199	110,508
Other assets, net	1,159	1,171
Total assets	$141,202	$148,047
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,044	$15,133
Accrued liabilities and other	10,696	11,893
Derivative contract liabilities	924	2,164
State and federal taxes payable	3,673	1,095
Total current liabilities	25,337	30,285
Long term liabilities
Senior secured credit facility	12,250	21,250
Deferred income taxes	7,063	7,099
Asset retirement obligations	14,175	13,899
Total liabilities	58,825	72,533
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 33,546,236 and 33,470,710 shares as of September 30, 2022
and June 30, 2022, respectively	33	33
Additional paid-in capital	42,811	42,629
Retained earnings	39,533	32,852
Total stockholders' equity	82,377	75,514
Total liabilities and stockholders' equity	$141,202	$148,047

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2022	2021
Revenues
Crude oil	$15,163	$8,859
Natural gas	19,848	5,458
Natural gas liquids	4,786	4,562
Total revenues	39,797	18,879
Operating costs
Lease operating costs	19,116	8,625
Depletion, depreciation, and accretion	3,598	1,528
General and administrative expenses	2,472	1,940
Total operating costs	25,186	12,093
Income (loss) from operations	14,611	6,786
Other income and expenses
Net gain (loss) on derivative contracts	(603)	—
Interest and other income	6	3
Interest expense	(243)	(51)
Income (loss) before income taxes	13,771	6,738
Income tax (expense) benefit	(3,064)	(1,520)
Net income (loss)	$10,707	$5,218
Earnings (loss) per common share:
Basic	$0.32	$0.16
Diluted	$0.32	$0.15
Weighted average number of common shares outstanding
Basic	33,134	32,863
Diluted	33,319	33,126

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$10,707	$5,218
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	3,598	1,528
Stock-based compensation	208	198
Settlement of asset retirement obligations	(7)	—
Deferred income taxes	(36)	(119)
Unrealized (gain) loss on derivative contracts	(1,119)	—
Accrued settlements on derivative contracts	(220)	—
Other	(8)	(4)
Changes in operating assets and liabilities:
Receivables	6,804	(7,617)
Prepaid expenses and other current assets	33	109
Accounts payable and accrued expenses	(5,173)	4,640
State and federal income taxes payable	2,578	1,639
Net cash provided by operating activities	17,365	5,592
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(31)	—
Capital expenditures for oil and natural gas properties	(1,848)	(390)
Net cash used in investing activities	(1,879)	(390)
Cash flows from financing activities:
Common stock dividends paid	(4,026)	(2,522)
Common stock repurchases, including stock surrendered for tax withholding	(26)	(2)
Repayments of credit facility	(9,000)	—
Net cash used in financing activities	(13,052)	(2,524)
Net increase (decrease) in cash and cash equivalents	2,434	2,678
Cash and cash equivalents, beginning of year	8,280	5,277
Cash and cash equivalents, end of year	$10,714	$7,955

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Increase (decrease) in accrued expenditures for oil and natural gas properties	$(872)	$(111)

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
For the Three Months Ended September 30, 2022
Balances at June 30, 2022	33,471	$33	$42,629	$32,852	$—	$75,514
Issuance of restricted common stock	79	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(26)	(26)
Retirements of treasury stock	(4)	—	(26)	—	26	—
Stock-based compensation	—	—	208	—	—	208
Net income (loss)	—	—	—	10,707	—	10,707
Common stock dividends paid	—	—	—	(4,026)	—	(4,026)
Balances at September 30, 2022	33,546	$33	$42,811	$39,533	$—	$82,377

For the Three Months Ended September 30, 2021
Balances at June 30, 2021	33,515	$34	$42,541	$12,020	$—	$54,595
Issuance of restricted common stock	197	—	—	—	—	—
Forfeitures of restricted stock	(80)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(2)	(2)
Retirements of treasury stock	—	—	(2)	—	2	—
Stock-based compensation	—	—	198	—	—	198
Net income (loss)	—	—	—	5,218	—	5,218
Common stock dividends paid	—	—	—	(2,522)	—	(2,522)
Balances at September 30, 2021	33,632	$34	$42,737	$14,716	$—	$57,487

See accompanying notes to unaudited condensed consolidated financial statements.

Note 1. Financial Statement Presentation

Nature of Operations.   Evolution Petroleum Corporation is an independent energy company focused on maximizing returns to shareholders through the ownership of and investment in onshore oil and natural gas properties in the United States. The Company’s long-term goal is to maximize total shareholder return from a diversified portfolio of long-life oil and natural gas properties built through acquisitions and through selective development, production enhancement, and other exploitation efforts on its oil and natural gas properties.

The Company’s producing properties consist of non-operated interests in the following areas: the Jonah Field in Sublette County, Wyoming, a natural gas and natural gas liquids producing field; the Williston Basin in North Dakota, a producing oil and natural gas property; the Barnett Shale located in North Texas, a natural gas and natural gas liquids producing property; the Hamilton Dome Field located in Hot Springs County, Wyoming, a secondary oil recovery field utilizing water injection wells to pressurize the reservoir; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana, a CO2 enhanced oil recovery (“EOR”) project; as well as small overriding royalty interests in four onshore Texas wells.

Interim Financial Statements.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s 2022 Annual Report on Form 10-K for the fiscal year ended June 30, 2022, as filed with the SEC on September 14, 2022. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year. The Company has evaluated events and transactions through the date of issuance of these unaudited condensed consolidated financial statements.

Principles of Consolidation and Reporting.   The unaudited condensed consolidated financial statements include the accounts of Evolution Petroleum Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. To conform with the current year presentation, “Other receivables” disclosed in Footnote 13, “Additional Financial Statement Information” is included with “Prepaids expenses and other current assets” instead of “Receivables from crude oil, natural gas, and natural gas liquids sales” at June 30, 2022 on the unaudited condensed consolidated balance sheets. This reclassification has no impact on previously reported net income or stockholders’ equity.

Risk and Uncertainties. The Company’s oil and natural gas interests are operated by third-party operators and involve other third-party working interest owners. As a result, the Company has limited ability to influence the operation or future development of such properties. However, the Company is proactive with its third-party operators to review spending and present alternative plans.

Use of Estimates.   The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Significant estimates include (a) reserve quantities and estimated future cash flows associated with proved reserves, which may significantly impact depletion expense and potential impairments of oil and natural gas properties, (b) asset retirement obligations, (c) stock-based compensation, (d) fair values of derivative contract assets and liabilities, (e) income taxes and the valuation of deferred income tax assets, (f) commitments and contingencies, and (g) accruals of crude oil, natural gas, and natural gas liquids (“NGL”) revenues and expenses. The Company analyzes estimates and judgements based on historical experience and various other assumptions and information that are believed to be reasonable. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as additional information is obtained, as new events occur, and as the Company’s environment changes.

Actual results may differ from the estimates and assumptions used in the preparation of the Company’s unaudited condensed consolidated financial statements.

Correction of Immaterial Error

During the year ended June 30, 2022, the Company identified an issue related to its historical process of calculating the Company’s earnings (loss) per common share (“EPS”). The Company grants restricted stock awards which entitle the recipient to all of the rights of a shareholder of the Company including non-forfeitable rights to receive all dividends or other distributions paid with respect to such shares. Unvested restricted stock is forfeitable until earned and therefore not considered outstanding for basic EPS. Because restricted stock awards have the non-forfeitable right to share in dividends and earnings with common shareholders prior to vesting, the Company must apply the two-class method of allocating distributed and undistributed earnings to unvested restricted stock and outstanding common shares. Historically, it was identified by management that the Company had not been applying the two-class method of calculating basic and diluted EPS in accordance with Accounting Standards Codification (“ASC”) 260, Earnings Per Share (“ASC 260”). Rather, the Company was considering all restricted stock grants as outstanding at the time of issuance in the calculation of EPS.

At March 31, 2022, the Company determined that its unvested restricted stock awards were participating securities which contain non-forfeitable rights to dividends. As a result, the Company was required to adjust “Net income (loss) attributable to common stockholders” on the unaudited condensed consolidated statements of operations to allocate dividends paid to unvested shares as well as undistributed earnings. In addition, the Company determined that its basic and diluted weighted average shares outstanding were not adjusted correctly to reflect these participating securities.

The Company concluded the adjustments were immaterial to its 2022 interim financial statements in accordance with the guidance in SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. The correction resulted in a decrease of $0.01 per basic and diluted share for the three months ended September 30, 2021. See Note 12, “Earnings (Loss) per Common Share” for more details.

The Company noted the following adjustments to its EPS presentation for the three months ended September 30, 2021 (in thousands, except per share amounts):

Three Months Ended
September 30, 2021
As reported:
Net income (loss) for earnings per share calculation	$5,218

Weighted average number of common shares outstanding — Basic	33,534
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,534

Net earnings (loss) per common share — Basic	$0.16
Net earnings (loss) per common share — Diluted	$0.16

Revised:
Net income (loss) for earnings per share calculation	$5,115

Weighted average number of common shares outstanding — Basic	32,863
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,126

Net earnings (loss) per common share — Basic	$0.16
Net earnings (loss) per common share — Diluted	$0.15

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

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the Jonah Field in Sublette County, Wyoming, the Williston Basin properties in North Dakota, the Barnett Shale properties located in North Texas, the Hamilton Dome Field in Wyoming, and the Delhi Field in Northeast Louisiana. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provides de minimis revenue. The following table disaggregates the Company’s revenues by major product for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended
	September 30,
	2022	2021
Revenues
Crude oil	$15,163	$8,859
Natural gas	19,848	5,458
Natural gas liquids	4,786	4,562
Total revenues	$39,797	$18,879

In the Jonah Field, the Company has elected to take its natural gas and NGL working interest production in-kind and markets separately to different purchasers for its natural gas and to Enterprise Products Partners L.P. (“Enterprise”) for its NGLs.

The Company does not take production in-kind at any of its other properties and does not negotiate contracts with customers for such production. The Company recognizes crude oil, natural gas, and NGL production revenue at the point in time when custody and title (“control”) of the product transfers to the customer. The sales of oil and natural gas are made under contracts which the Company’s third-party operators of its wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company receives payment from the sale of oil and natural gas production one to two months after delivery.

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

Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received by field operators before distributing the Company’s share one to two months after production has occurred, which is typical in the oil and natural gas industry. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for the sale of the product. To estimate accounts receivable from operators’ contracts with customers, the Company uses knowledge of its properties, information from field operators, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Because the contractual performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with field operators as “Receivables from crude oil, natural gas, and natural gas liquids sales” on the unaudited condensed consolidated balance sheets. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser as remitted to the Company by field operators.

Note 3. Acquisitions

On April 1, 2022, the Company closed the acquisition of non-operated interests in the Jonah Field in Sublette County, Wyoming from Exaro Energy III, LLC (the “Jonah Field Acquisition”). After taking into account customary closing adjustments and an effective date of February 1, 2022, total cash consideration for the Jonah Field Acquisition was $26.4 million. The Company accounted for this transaction as an asset acquisition and allocated all of the purchase price (including $0.2 million of transaction costs) to proved oil and natural gas properties. Approximately, $1.6 million of the consideration transferred related to deposits transferred to the Company at closing, the largest related to a $1.2 million deposit with Enterprise for a gas gathering contract which was recorded to “Other assets, net” on the unaudited condensed consolidated balance sheets. In addition, the Company recognized $3.0 million in non-cash asset retirement obligations. The transaction was funded with cash on hand and $17.0 million in borrowings under the Company’s Senior Secured Credit Facility.

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

Note 4. Property and Equipment

Property and equipment as of September 30, 2022 and June 30, 2022 consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Oil and natural gas properties
Property costs subject to amortization	$189,647	$188,634
Less: Accumulated depletion, depreciation, and accretion	(81,448)	(78,126)
Oil and natural gas properties, net	$108,199	$110,508

As of September 30, 2022, all oil and natural gas property costs were subject to amortization. Depletion on oil and natural gas properties was $3.3 million and $1.4 million for the three months ended September 30, 2022 and 2021, respectively.

During the three months ended September 30, 2022 and 2021, the Company incurred development capital expenditures of $1.0 million and $0.3 million, respectively.

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

At September 30, 2022, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2022 of the West Texas Intermediate (“WTI”) crude oil spot price of $92.16 per barrel and Henry Hub natural gas spot price of $6.17 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $47.49, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, the Company’s net book value of oil and natural gas properties as of September 30, 2022 did not exceed the current ceiling. There was no impairment on oil and natural gas properties for the three months ended September 30, 2022.

At September 30, 2021, the ceiling test value of the Company’s reserves was calculated based on the first-day-of the month average for the 12-months ended September 30, 2021 of the WTI crude oil spot price of $57.64 per barrel and Henry Hub natural gas spot price of $2.97 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $23.04, which was based on historical prices received as NGLs do not have any single comparable reference index price. Using these prices, the Company’s net book value of oil and natural gas properties at September 30, 2021 did not exceed the current ceiling. There was no impairment on oil and natural gas properties for the three months ended September 30, 2021.

Note 5. Senior Secured Credit Facility

On April 11, 2016, the Company entered into a three-year, senior secured reserve-based credit facility, as amended, (the “Senior Secured Credit Facility”) with MidFirst Bank in an amount up to $50.0 million with a current borrowing base of $50.0 million. On November 2, 2020, the Company entered into the Fifth Amendment to the Senior Secured Credit Facility extending the maturity to April 9, 2024. The borrowing base will be redetermined semiannually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company’s oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The Senior Secured Credit Facility carries a commitment fee of 0.25% per annum on the undrawn portion of the borrowing base. Any borrowings under the Senior Secured Credit Facility will bear interest, at the Company’s option, at either London Interbank Offered Rate ("LIBOR") plus 2.75%, subject to a minimum LIBOR of 0.25%, or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.00%.

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

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches or representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. As of September 30, 2022, the Company had $12.3 million borrowings outstanding under its Senior Secured Credit Facility, resulting in $37.8 million of available borrowing capacity. For the three months ended September 30, 2022 and 2021, the weighted average interest on borrowings under the Senior Secured Credit Facility was 4.89% and 3.00% based on LIBOR, respectively. As of September 30, 2022, the Company was in compliance with the financial covenants under the Senior Secured Credit Facility.

On October 1, 2022, the Company was notified by MidFirst Bank that the borrowing base remained at $50.0 million and the Margined Collateral Value, as defined in the Ninth Amendment to the Senior Secured Credit Facility, was set as $130.0 million. The Company is required to enter into hedges on a rolling 12-month basis when the borrowings exceed 25% of the Margined Collateral Value. Based on the current amount outstanding, the utilization percentage under the required hedging covenant is below the minimum utilization threshold of 25% and as a result the Company is not required to enter into additional hedges at this time, although the Company may elect to do so at its discretion.

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

Note 6. Income Taxes

The Company files a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits, nor any accrued interest or penalties associated with unrecognized tax benefits during the periods presented in the unaudited condensed consolidated financial statements. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the fiscal years ended June 30, 2019 through June 30, 2021 for federal tax purposes and for the fiscal years ended June 30, 2018 through June 30, 2021 for state tax purposes. To the extent the Company utilizes net operating losses (“NOLs”) generated in earlier years, such earlier years may also be subject to audit.

For the three months ended September 30, 2022 the Company recognized income tax expense of $3.1 million and had an effective tax rate of 22.2% compared to an income tax expense of $1.5 million and an effective tax rate of 22.6% for the three months ended September 30, 2021.

The Company’s effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the states of Louisiana, North Dakota, and Texas, due to percentage depletion in excess of basis, and other permanent differences. For both periods, the respective statutory federal tax rate was 21%.

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Note 7. Derivatives

The Company is exposed to certain risks relating to its ongoing business operations, including commodity price risk and interest rate risk. In accordance with the Company’s policy and the requirements under the Senior Secured Credit Facility (as discussed in Note 5, “Senior Secured Credit Facility”), it may hedge or may be required to hedge a varying portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the unaudited condensed consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the unaudited condensed consolidated statements of operations for the period in which the change occurs. The Company’s hedge policies and objectives may change significantly as its operational profile changes or as required under the Senior Secured Credit Facility. The Company does not enter into derivative contracts for speculative trading purposes.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of September 30, 2022, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Senior Secured Credit Facility.

The Company has in the past, and may utilize in the future, costless put/call collars and fixed-price swaps to hedge a portion of its anticipated future production. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract, and a purchased put that establishes a minimum price. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for the volumes under contract. The Company has elected not to designate its open derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of the derivative contracts and all payments and receipts on settled derivative contracts in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations.

All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 820, Fair Value Measurement (“ASC 820”) and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of September 30, 2022 (the “mark-to-market valuation”). The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of September 30, 2022 and June 30, 2022 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	September 30, 2022	June 30, 2022	location	September 30, 2022	June 30, 2022
Commodity contracts	Current assets - derivative contract assets	$49	$170	Current liabilities - derivative contract liabilities	$924	$2,164
Commodity contracts	Other assets - derivative contract assets	—	—	Long term liabilities - derivative contract liabilities	—	—
Total derivatives not designated as hedging contracts under ASC 815		$49	$170		$924	$2,164

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations (in thousands). "Realized gain (loss) on derivative contracts" represents all receipts (payments) on derivative contracts settled during the period. "Unrealized gain (loss) on derivative contracts" represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)	Three Months Ended
as hedging contracts	recognized in income on	September 30,
under ASC 815	derivative contracts	2022	2021
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$(1,722)	$—
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	1,119	—
Total net gain (loss) on derivative contracts		$(603)	$—

As of September 30, 2022, the Company had the following open crude oil and natural gas derivative contracts:

				Weighted Average	Weighted Average
			Volumes in	Floor Price per	Ceiling Price per
Period	Instrument	Commodity	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL
October 2022	Collar	Natural Gas	117,523	$3.75	$5.05
October 2022	Collar	Natural Gas	78,928	5.25	6.67
November 2022 - February 2023	Collar	Natural Gas	443,750	3.75	7.30
November 2022 - March 2023	Collar	Natural Gas	374,072	5.25	7.50
October 2022 - February 2023	Collar	Crude Oil	76,425	70.00	87.50

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts as of September 30, 2022 and June 30, 2022 (in thousands):

	Derivative Contracts Assets		Derivative Contracts Liabilities
Offsetting of Derivative Assets and Liabilities	September 30, 2022	June 30, 2022	September 30, 2022	June 30, 2022
Gross amounts presented in the Consolidated Balance Sheet	$49	$170	$924	$2,164
Amounts not offset in the Consolidated Balance Sheet	(7)	(170)	(7)	(170)
Net amount	$42	$—	$917	$1,994

The Company enters into an International Swap Dealers Association Master Agreements (“ISDA”) with each counterparty prior to a derivative contract with such counterparty. The ISDA is a standard contract that governs all derivative contracts entered into between the Company and the respective counterparty. The ISDA allows for offsetting of amounts payable or receivable between the Company and the counterparty, at the election of both parties, for transactions that occur on the same date and in the same currency.

Note 8. Fair Value Measurement

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

Fair Value of Derivative Instruments. The Company’s determination of fair value incorporates not only the credit standing of the counterparties involved in transactions with the Company resulting in receivables on the Company’s unaudited condensed consolidated balance sheets, but also the impact of the Company’s nonperformance risk on its own liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable (Level 1) market corroborated (Level 2), or generally unobservable (Level 3). The Company classifies fair value balances based on observability of those inputs.

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$49	$—	$49

Liabilities
Derivative contract liabilities	$—	$924	$—	$924

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$170	$—	$170

Liabilities
Derivative contract liabilities	$—	$2,164	$—	$2,164

Derivative contracts listed above as Level 2 include costless put/call collars that are carried at fair value. The Company records the net change in fair value of these positions in “Net gain (loss) on derivative contracts” in the Company’s unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 7, “Derivatives,” for additional discussion of derivatives.

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

The Company follows the provisions of ASC 820, for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions apply to the Company’s initial measurement and any subsequent revision of asset retirement obligations (“ARO”) for which fair value is calculated using discounted future cash flows derived from historical costs and management’s expectations of future cost environments. Significant Level 3 inputs used in the calculation of ARO include the costs of plugging and abandoning wells, surface restoration, and reserve lives. Subsequent to initial recognition, revisions to estimated asset retirement obligations are made when changes occur for input values. See Note 9, “Asset Retirement Obligations,” for a reconciliation of the beginning and ending balances of the liability for the Company’s ARO.

Note 9. Asset Retirement Obligations

The Company’s ARO represents the estimated present value of the amount expected to be incurred to plug, abandon, and remediate its oil and natural gas properties at the end of their productive lives in accordance with applicable laws and regulations. The Company records the ARO liability on the unaudited condensed consolidated balance sheets and capitalizes the cost in “Oil and natural gas properties, net” during the period in which the obligation is incurred. The Company records the accretion of its ARO liabilities in “Depletion, depreciation and accretion” expense in the unaudited condensed consolidated statements of operations.

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) (in thousands):

September 30, 2022
Asset retirement obligations — beginning of period	$13,921
Accretion of discount	276
Asset retirement obligations — end of period	14,197
Less: current asset retirement obligations	(22)
Long-term portion of asset retirement obligations	$14,175

Note 10. Commitments and Contingencies

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

Note 11. Stockholders’ Equity

Common Stock

As of September 30, 2022, the Company had 33,546,236 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of September 30, 2022, the Company has cumulatively paid over $90.3 million in cash dividends. The Company paid dividends of $4.0 million and $2.5 million to its common stockholders during the three months ended September 30, 2022 and 2021, respectively. The following table reflects the dividends paid per share within the respective three-month period:

	Fiscal Year
	2023	2022
First quarter ended September 30,	$0.120	$0.075

On September 8, 2022, the Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25 million of its common stock through December 31, 2024. The Company intends to fund repurchases from working capital and cash provided by operating activities. The Board of Directors along with the management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company's common stock, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company's Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice. No shares were repurchased through this plan during the three months ended September 30, 2022.

During the three months ended September 30, 2022 and 2021, the Company acquired treasury stock from holders of newly vested stock-based awards to fund the recipients’ payroll tax withholding obligations. The treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting. The following table shows all treasury stock purchases in the last two fiscal years:

	Three Months Ended
	September 30,
	2022	2021
Number of treasury shares acquired	3,805	353
Average cost per share	$6.94	$4.53
Total cost of treasury shares acquired	$26,407	$1,599

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2022, all common stock dividends for that fiscal year were treated for tax purposes as qualified dividend income to the recipients. Based on its current projections for the fiscal year ended June 30, 2023, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on the Company’s reasonable expectations as of September 30, 2022 and are subject to change based on the Company’s final tax calculations at the end of the fiscal year.

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (“2016 Plan”), approved at the December 2016 annual meeting of stockholders, authorizes the issuance of 1.1 million shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, the Company’s common stock, including its appreciation in value. On December 9, 2020, an amendment to the 2016 Plan was approved by its stockholders which increased the number of shares available for issuance by 2.5 million shares to a maximum of 3.6 million shares. As of September 30, 2022 and June 30, 2022, approximately 1.7 million shares and 1.8 million shares, respectively, remained available for grant under the 2016 Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. For the three months ended September 30, 2022, and 2021, the Company recognized $0.2 million for both periods, related to stock-based compensation expense recorded as a component of “General and administrative expenses” on the unaudited condensed consolidated statements of operations.

Time-Vested Restricted Stock Awards

Time-vested restricted stock awards contain service-based vesting conditions and expire after a maximum of four years from the date of grant if unvested. The common shares underlying these awards are issued on the date of grant and participate in dividends paid by the Company. These service-based awards vest with continuous employment by the Company, generally in annual installments over terms of three to four years. Awards to the Company’s directors generally have one-year cliff vesting. For such awards, grant date fair value is based on market value of the Company’s common stock at the time of grant. This value is then amortized ratably over the service period. Previously recognized amortization expense subsequent to the last vesting date of an award is reversed in the event that the holder has no longer rendered service to the Company resulting in forfeiture of the award.

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

During the three months ended September 30, 2022, the Company granted a total of 0.1 million equity awards primarily to employees under its long-term incentive program together with awards to a director that included 0.03 million time-vested restricted stock awards, 0.04 million performance-based restricted stock awards, and 0.02 million performance-based contingent stock units.

During the three months ended September 30, 2021, the Company granted a total of 0.2 million equity awards to employees under its long-term incentive program that included 0.1 million time-vested restricted stock primarily and 0.1 million performance-based restricted stock awards.

For performance-based awards granted during the months ended September 30, 2022 and 2021, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Three Months Ended
	September 30,
	2022	2021
Weighted average fair value of performance-based awards granted	$6.78	$3.31
Risk-free interest rate	3.91%	0.53%
Expected term in years	3	3
Expected volatility	69.6%	64.7%
Dividend yield	6.1%	6.3%

Unvested restricted stock awards as of September 30, 2022 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	259,351	$5.49
Performance-based awards	144,503	4.55
Unvested at September 30, 2022	403,854	$5.15

The following table sets forth the restricted stock transactions for the three months ended September 30, 2022:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Shares	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2022	341,211	4.54	$1,092	2.1
Time-vested shares granted	34,950	7.38
Performance-based shares granted	44,381	7.61
Vested	(16,688)	3.89
Forfeited	—	—
Unvested at September 30, 2022	403,854	$5.15	$1,485	2.1

Unvested contingent restricted stock units table below consists solely of performance-based awards for the months ended September 30, 2022:

Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Stock Units	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2022	50,062	2.21	$68	1.7
Performance-based awards granted	22,193	5.13
Vested	—	—
Forfeited	—	—
Expired	—	—
Unvested at September 30, 2022	72,255	$3.11	$169	2.3

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2022	2021
Numerator
Net income (loss)	$10,707	$5,218
Undistributed earnings allocated to unvested restricted stock	(111)	(103)
Net income (loss) for earnings per share calculation	$10,596	$5,115

Denominator
Weighted average number of common shares outstanding — Basic	33,134	32,863
Effect of dilutive securities:
Unvested restricted stock awards	184	263
Unvested contingent restricted stock units	1	—
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,319	33,126

Net earnings (loss) per common share — Basic	$0.32	$0.16
Net earnings (loss) per common share — Diluted	$0.32	$0.15

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 8,000 for the three months ended September 30, 2022, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

Unvested restricted stock awards (time-vested), totaling approximately 26,000 for the three months ended September 30, 2021 were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

In addition, unvested performance-based restricted stock awards and unvested contingent restricted stock units that would not meet the performance criteria as of the period end are excluded from the computation of diluted earnings per common share.

Note 13. Additional Financial Statement Information

Certain amounts on the unaudited condensed consolidated balance sheets are comprised of the following (in thousands):

	September 30, 2022	June 30, 2022

Prepaid expenses and other current assets:
Receivable for settlement proceeds from acquisitions(1)	$658	$2,263
Other receivables	35	37
Prepaid insurance	632	743
Prepaid federal and state income taxes	8	8
Prepaid subscription and licenses	78	38
Carryback of EOR tax credit	347	347
Prepaid other	477	439
Total prepaid expenses and other current assets	$2,235	$3,875

Other assets, net:
Deposit	$1,150	$1,150
Right of use asset under operating lease	9	21
Total other assets, net	$1,159	$1,171

Accrued liabilities and other:
Accrued payables	$7,564	$8,070
Accrued incentive and other compensation	210	626
Accrued royalties payable	1,586	1,517
Accrued severance	325	332
Accrued franchise taxes	58	58
Accrued ad valorem taxes	180	120
Accrued settlements on derivative contracts	700	919
Operating lease liability	5	26
Asset retirement obligations due within one year	22	22
Accrued - other	46	203
Total accrued liabilities and other	$10,696	$11,893
(1)	Receivables as of June 30, 2022 related to customary purchase adjustments of $1.6 million and $0.7 million related to the Jonah Field Acquisition and Williston Basin Acquisition, respectively. As of September 30, 2022, the receivable of $1.6 million related to the Jonah Field Acquisition was received. See Note 3, “Acquisitions” for a further discussion.

Note 14. Leases

Operating leases are reflected as an operating lease right of use (“ROU”) asset included in “Other assets, net”, and as a ROU liability in “Accrued liabilities and other” and “Operating lease liability” on the Company’s unaudited condensed consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. In addition to the present value of lease payments, the operating lease ROU asset would also include any lease payments made to the lessor prior to lease commencement less any lease incentives and initial direct costs incurred, if any. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term and are presented as “General and administrative expenses” in the unaudited condensed consolidated statements of operations. Certain leases have payment terms that vary based on the usage of the underlying assets. Variable lease payments are not included in ROU assets and lease liabilities. For all operating leases, lease and non-lease components are accounted for as a single lease component.

As a non-operator and having adequate liquidity, the Company has generally not entered into lease transactions. The Company’s only operating lease is for corporate office space in Houston, Texas, effective May 1, 2019 and which expires November 30, 2022. The Company has no leases that meet the criteria for classification as a finance lease or a short-term lease.

The Company makes certain assumptions and judgments when evaluating a contract that meets the definition of a lease under ASC 842, Leases. As the Company’s operating lease did not provide an implicit rate, an incremental borrowing rate was calculated using the prime-rate-based borrowing rate under the Company’s Senior Secured Credit Facility, as discussed below, as the term facility was based on a similar lease term and is appropriately risk-adjusted. The lease term was determined by considering any option available to extend or to early terminate the lease which the Company believed was reasonably certain to be exercised.

The table below summarized the Company’s leases for the three months ended September 30, 2022 and 2021 (in thousands, except years and discount rate):

	Three Months Ended September 30,
	2022	2021
Statements of Operations:
Operating lease costs	$13	$13

Statements of Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$21	$15

Other:
Weighted average remaining lease term in years	0.17	1.17
Weighted average discount rate	5.15%	5.15%

The following table presents the Company’s ROU assets and lease liabilities (in thousands):

	September 30, 2022	June 30, 2022
Balance Sheets:
Operating lease ROU asset (included in other assets)	$9	$21
Accrued liabilities and other - current(1)	5	26
(1)	A portion of the cash paid for operating leases during the three months ended September 30, 2022 includes a prepayment for the subsequent quarter.

As of September 30, 2022, the future minimum lease payments associated with the Company’s non-cancellable operating lease for office space are as follows (in thousands):

Fiscal Year	September 30, 2022
Remaining in 2023	$5
Total operating lease payments	5
Less: discount to present value	—
Total operating lease liabilities	5
Less: current operating lease liabilities	5
Non current operating lease liabilities	$—

Note 15. Subsequent Events

Senior Secured Credit Facility

On October 1, 2022, the Company was notified by MidFirst Bank that the borrowing base remained at $50.0 million and the Margined Collateral Value, as defined in the Ninth Amendment to the Senior Secured Credit Facility, was set as $130.0 million.

Appointment of Chief Executive Officer

On October 27, 2022, the Company announced that the Board of Directors selected Kelly W. Loyd as President and Chief Executive Officer (“CEO”). Mr. Loyd had been serving as Interim CEO since June 2022 and has served as a member of the Board of Directors since 2008. Upon commencing employment, Mr. Loyd will no longer receive compensation for his services as a member of the Board of Directors.

Dividend Declaration

On November 7, 2022, the Company declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on December 15, 2022 and payable on December 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Liquidity and Capital Resources

Results of Operations

Critical Accounting Policies

Commonly Used Terms

“Current quarter” refers to the three months ended September 30, 2022, our first quarter of fiscal year 2023.

“Year-ago quarter” refers to the three months ended September 30, 2021, our first quarter of fiscal year 2022.

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

Our oil and natural gas properties consist of non-operated interests in the following areas: the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field located in Hot Springs County, Wyoming; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana; as well as small overriding royalty interests in four onshore central Texas wells.

Our interests in the Jonah Field, a natural gas and natural gas liquids producing property in Sublette County, Wyoming, consist of approximately 20% average net working interest with an associated 15% average net revenue interest in 595 producing wells and 950 net acres. The properties are operated by Jonah Energy (“Jonah”), an established operator in the geographic region.

Our interests in the Williston Basin, a producing oil and natural gas property, consist of approximately 39% average net working interest with an associated 33% average net revenue interest in 73 producing wells located on approximately 45,000 net acres (approximately 90% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are primarily operated by Foundation Energy Management (“Foundation”), an established operator in the geographic region.

Our interests in the Barnett Shale, a natural gas and natural gas liquids producing property, consist of approximately 17% average net working interest with an associated 14% average net revenue interest (inclusive of small overriding royalty interests). The approximately 21,000 net acres are held by production across nine North Texas counties. The properties are primarily operated by Diversified Energy Company with approximately 10% of wells operated by seven other operators.

Our interests in the Hamilton Dome Field, a secondary oil recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% average net working interest, with an associated 20% average net revenue interest (inclusive of a small overriding royalty interest). The approximately 5,900 gross acre unitized field, of which we hold approximately 1,400 net acres, is operated by Merit Energy Company (“Merit”), who owns the vast majority of the remaining working interest in the Hamilton Dome Field. The Hamilton Dome Field is located in the southwest region of the Big Horn Basin in northwest Wyoming.

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

Recent Developments

Appointment of Chief Executive Officer

On October 27, 2022, we announced that the Board of Directors selected Kelly W. Loyd as President and Chief Executive Officer (“CEO”). Mr. Loyd had been serving as Interim CEO since June 2022 and has served as a member of the Board of Directors since 2008. We have entered into an offer letter with Mr. Loyd setting forth his compensation as CEO. Upon commencing employment, Mr. Loyd will no longer receive compensation for his services as a member of the Board of Directors.

Share Repurchase Program

On September 8, 2022, the Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $25 million of our common stock through December 31, 2024. We intend to fund repurchases from available working capital and cash provided by operating activities. As we continue to focus on our goal of maximizing total shareholder return, the Board of Directors and management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of our shares, the market price of our common stock, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by our Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice.

Highlights for our First Quarter 2023 and Operations Update

●	Generated revenue of $39.8 million and net income of $10.7 million.
●	Production averaged 7,598 net BOEPD.
●	Returned to shareholders $4.0 million in cash dividends. We have paid out to shareholders more than $90.3 million in cash dividends since inception of the dividend program in December 2013.
●	Funded all operations, development capital expenditures, and dividends out of operating cash flow.
●	Maintained a strong financial position with low leverage.

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

Currently, our oil and natural gas properties are operated by third-party operators and involve other third-party working interest owners. As a result, we have limited ability to influence the operation or future development of such properties. Despite these uncertainties, we remain focused on our long-term objectives and continue to be proactive with our third-party operators to review capital expenditures and present alternative plans.

Liquidity and Capital Resources

As of September 30, 2022, we had $10.7 million in cash and cash equivalents compared to $8.3 million at June 30, 2022. Our primary sources of liquidity and capital resources during the current quarter were cash provided by operations. Our primary uses of liquidity and capital resources for the quarter ended September 30, 2022 were cash dividend payments to our common stockholders, repayments on our Senior Secured Credit Facility, and capital expenditures within existing field properties. As of September 30, 2022, working capital was $6.5 million, an increase of $0.4 million from working capital of $6.1 million as of June 30, 2022.

The Senior Secured Credit Facility has a maximum capacity of $50.0 million subject to a borrowing base determined by the lender based on the value of our oil and natural gas properties. The Senior Secured Credit Facility has a current borrowing base of $50.0 million, with $12.3 million drawn as of September 30, 2022. Since the end of the quarter, we have paid down an additional $7.5 million under the Senior Secured Credit Facility and as of November 7, 2022, we have $4.8 million outstanding. The Senior Secured Credit Facility is secured by substantially all of our reserves associated with our oil and natural gas properties and matures on April 9, 2024.

Borrowings bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) plus 2.75% or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%. For the three months ended September 30, 2022, the weighted average interest on our current borrowings was 4.89% based on LIBOR. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. It also contains other customary affirmative and negative covenants and events of default. As of September 30, 2022, we were in compliance with all covenants under the Senior Secured Credit Facility.

On October 1, 2022, the Company was notified by MidFirst Bank that the borrowing base remained at $50.0 million and the Margined Collateral Value, as defined in the Ninth Amendment to the Senior Secured Credit Facility, was set as $130.0 million. We are required to enter into hedges on a rolling 12-month basis when the borrowings under the Senior Secured Credit Facility exceed 25% of the Margined Collateral Value. Based on the current amount outstanding, the utilization percentage under the required hedging covenant is below the minimum utilization threshold of 25% and as a result we are not required to enter into additional hedges at this time, although we may elect to do so at our discretion. At each redetermination, our Margined Collateral Value takes into account the estimated value of our oil and natural gas properties, proved developed reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria.

On February 7, 2022, we entered into the Ninth Amendment to the Senior Secured Credit Facility. This amendment, among other things, modified the definition of utilization percentage related to the required hedging covenant such that for the purposes of determining the amount of future production to hedge, the utilization of the Senior Secured Credit Facility will be based on the Margined Collateral Value, as amended above, to the extent it exceeds the borrowing base then in effect. This amendment also required us to enter into hedges for the next 12-month period ending February 2023, covering 25% of expected oil and natural gas production over that period.

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

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility. We also have an effective shelf registration statement with the Securities and Exchange Commission (“SEC”) under which we may issue up to $500.0 million of new debt or equity securities.

The Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 36 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, as appropriate. During the industry downturn primarily due to COVID-19, effective in the quarter ended June 30, 2020, the Board of Directors adjusted the quarterly dividend rate from $0.10 per share to $0.025 per share. The reduction in the dividend rate at that time allowed us to conserve cash for additional financial flexibility while continuing to reward shareholders with a yield of approximately 3% at the then current stock price levels. In light of our improving financial performance and industry outlook, the Board of Directors has since increased the dividend rate, with the most recent increase occurring on September 12, 2022, when the Board of Directors declared a dividend of $0.12 per share that was paid on September 30, 2022. On November 7, 2022, the Board of Directors declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on December 15, 2022 and payable on December 30, 2022.

On September 8, 2022, our Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $25 million of our common stock through December 31, 2024. We intend to fund any repurchases from working capital and cash provided by operating activities. As we continue to focus on our goal of maximizing total shareholder return, the Board of Directors along with the management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return.

Capital Expenditures

During the current quarter, we incurred $1.0 million on development capital expenditures and less than $0.1 million in the Barnett Shale for plugging and abandoning costs.

Based on discussions with our operators, we expect capital workover projects to continue in all the fields. Overall, for fiscal year 2023, we expect budgeted capital expenditures to be in the range of $6.5 million to $9.5 million, which excludes any potential acquisitions. Our expected capital expenditures for fiscal year 2023 include participating in the drilling of two sidetrack locations targeting the Birdbear formation on our Williston Properties. Our fiscal year 2023 budget does not include any capital expenditures for drilling in the Pronghorn and Three Forks locations on our Williston Properties at this time. Also, at Delhi Field, we anticipate capital costs for a NGL plant heat exchanger project which is currently underway.

Funding for our anticipated capital expenditures over the near-term is expected to be met from cash flows from operations and current working capital, as well as from borrowings under our Senior Secured Credit Facility as needed for future acquisitions or development of proved undeveloped reserves at our Pronghorn and Three Forks locations.

Full Cost Pool Ceiling Test

As of September 30, 2022, our capitalized costs of oil and natural gas properties were below the full cost valuation ceiling; however, we could experience an impairment if commodity price levels were to substantially decline. Lower commodity prices would reduce the excess, or cushion, of our valuation ceiling over our capitalized costs and may adversely impact our ceiling tests in future quarters. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required in the future. Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of September 30, 2022 were $92.16 per barrel of oil, $6.17 per MMBtu of natural gas and $47.49 per barrel of NGLs. At September 30, 2022, a 10% decrease in commodity prices used to determine our proved reserves would not have resulted in an impairment of our oil and natural gas properties.

Overview of Cash Flow Activities

	Three Months Ended September 30,
	2022	2021	Change
Cash flows provided by operating activities	$17,365	$5,592	$11,773
Cash flows used in investing activities	(1,879)	(390)	(1,489)
Cash flows used in financing activities	(13,052)	(2,524)	(10,528)
Net increase (decrease) in cash and cash equivalents	$2,434	$2,678	$(244)

Cash provided by operating activities for the current quarter increased $11.8 million from the year-ago quarter primarily due to an increase in revenues. Total revenues increased $20.9 million as compared to the year-ago quarter driven by an increase in our average realized price per BOE and an increase in our average daily production primarily due to the acquisition of non-operated working interests in the Williston Basin and Jonah Field in January 2022 and April 2022, respectively.

Cash used in investing activities for the current quarter increased $1.5 million from the year-ago quarter primarily due to the increase in development capital expenditures and the acquisition of non-operated working interests in the Williston Basin and Jonah Field mentioned above.

Net cash flows used in financing activities for the current quarter increased $10.5 million from the year-ago quarter primarily due to repayment of $9.0 million of borrowings outstanding under our Senior Secured Credit Facility during the current quarter. Additionally, during the current quarter, we paid $4.0 million in dividends to our common stockholders compared to $2.5 million paid in the year-ago quarter.

Results of Operations

Three Months Ended September 30, 2022 and 2021

We reported net income of $10.7 million and $5.2 million for the three months ended September 30, 2022 and 2021, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Three Months Ended
	September 30,
(in thousands, except per unit and per BOE amounts)	2022	2021	Variance	Variance %
Net income (loss)	$10,707	$5,218	$5,489	105.2%
Revenues:
Crude oil	15,163	8,859	6,304	71.2%
Natural gas	19,848	5,458	14,390	263.6%
Natural gas liquids	4,786	4,562	224	4.9%
Total Revenue	39,797	18,879	20,918	110.8%
Operating costs:
Lease operating costs:
CO2 costs	2,199	917	1,282	139.8%
Ad valorem and production taxes	3,263	1,227	2,036	165.9%
Other lease operating costs	13,654	6,481	7,173	110.7%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and gas properties	3,322	1,426	1,896	133.0%
Depreciation of other property and equipment	—	1	(1)	(100.0)%
Accretion of asset retirement obligations	276	101	175	173.3%
General and administrative:
General and administrative	2,264	1,742	522	30.0%
Stock-based compensation	208	198	10	5.1%
Other income (expenses):
Net gain (loss) on derivative contracts	(603)	—	(603)	—%
Interest and other income	6	3	3	100.0%
Interest expense	(243)	(51)	(192)	376.5%
Income tax (expense) benefit	(3,064)	(1,520)	(1,544)	101.6%

Production:
Crude oil (MBBL)	168	134	34	25.4%
Natural gas (MMCF)	2,494	1,476	1,018	69.0%
Natural gas liquids (MBBL)	115	158	(43)	(27.2)%
Equivalent (MBOE)(1)	699	538	161	29.9%
Average daily production (BOEPD)(1)	7,598	5,848	1,750	29.9%

Average price per unit(2):
Crude oil (BBL)	$90.26	$66.11	$24.15	36.5%
Natural gas (MCF)	7.96	3.70	4.26	115.1%
NGL (BBL)	41.62	28.87	12.75	44.2%
Equivalent (BOE)(1)	56.93	35.09	21.84	62.2%

Average cost per unit:
Operating costs:
Lease operating costs:
CO2 costs	$3.15	$1.70	1.45	85.3%
Ad valorem and production taxes	4.67	2.28	2.39	104.8%
Other lease operating costs	19.53	12.05	7.48	62.1%
Depletion of full cost proved oil and gas properties	4.75	2.65	2.10	79.2%
General and administrative:
General and administrative	3.24	3.24	—	—%
Stock-based compensation	0.30	0.37	(0.07)	(18.9)%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $39.8 million and $18.9 million for the three months ended September 30, 2022 and 2021, respectively. The increase in revenue is primarily due to a 29.9% increase in average daily equivalent production from the year-ago quarter of 5,848 BOEPD to 7,598 BOEPD for the current quarter due to the acquisition of non-operated working interests in the Williston Basin and Jonah Field in January 2022 and April 2022, respectively, which increased current quarter production by approximately 2,453 BOEPD. This increase was offset by a decrease of 27.2% in NGL production primarily due to ethane rejection at the Barnett Shale properties. Our average realized commodity prices (excluding the impact of derivative contracts) increased approximately $21.84 per BOE, or 62.2%, over the year-ago quarter. Oil and natural gas prices are inherently volatile and began to stabilize in 2021 and continued into 2022. Our average realized oil and natural gas prices were higher primarily due to the recovery of WTI and Henry Hub pricing in 2022, as the demand for oil and natural gas which has recovered primarily as a result of the roll-out of the COVID-19 vaccines, lessening of pandemic related government restrictions on individuals and businesses, and sanctions affecting Russian oil and natural gas supplies.

Lease Operating Costs

Ad valorem and production taxes were $3.3 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. On a per unit basis, ad valorem and production taxes were $4.67 per BOE and $2.28 per BOE for the three months ended September 30, 2022 and 2021, respectively. The increase in ad valorem and production taxes is primarily due to increases in oil and natural gas prices and increased production volumes described above as production taxes are based on sales at the wellhead.

The following table summarizes CO2 costs per Mcf and CO2 volumes for the three months ended September 30, 2022 and 2021. CO2 purchase costs are for the Delhi Field. Under our contract with the Delhi Field operator, purchased CO2 is priced at 1% of the realized oil price in the field per MCF, plus sales taxes and transportation costs as per contract terms.

	Three Months Ended
	September 30,
	2022	2021	Variance	Variance %
CO2 costs per MCF	$1.11	$0.85	$0.26	30.6%
CO2 volumes (MMCF per day, gross)	90.0	49.2	40.8	82.9%

The $1.3 million increase in CO2 costs for the current quarter was primarily due to an 82.9% increase in purchased CO2 volumes combined with a 30.6% increase in CO2 costs per MCF, which was driven by a 36.5% increase in our average realized oil price. CO2 purchases were temporarily suspended throughout the year-ago quarter due to a detected pressure loss in the pipeline that supplies newly purchased CO2 to the Delhi field. Additionally, CO2 purchase nominations increased from the year-ago quarter to compensate for reduced reservoir pressure. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. We do not have any ownership in the pipeline which is owned and operated by Denbury. On a per unit basis, CO2 costs were $3.15 per BOE and $1.70 per BOE for the three months ended September 30, 2022 and 2021, respectively.

Compared to the year-ago quarter, other lease operating costs increased 110.7% in the current quarter primarily due to the acquisition of non-operating working interest in the Williston Basin and Jonah Field in January 2022 and April 2022, respectively. Other lease operating costs per BOE for our Jonah Field and Williston Basin properties were approximately $10.09 per BOE and $26.87 per BOE, respectively, for the three months ended September 30, 2022. Other lease operating costs for the Barnett Shale properties were $22.33 per BOE for the three months ended September 30, 2022, an increase of approximately $12.46 per BOE from the year-ago quarter, due to higher gathering, transportation and other expenses as a result of higher commodity prices.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $1.9 million or 133.0% from the year-ago quarter of $1.4 million to $3.3 million for the current quarter primarily due to an increase in production. On a per unit basis, depletion expense was $4.75 per BOE and

$2.65 per BOE for the three months ended September 30, 2022 and 2021, respectively. The depletable base of our unit of production calculation increased due to our acquisitions in fiscal year 2022 and increases in our future development costs associated with our proved undeveloped reserve additions at fiscal year-end 2022. These increases were partially offset by an increase in proved reserve volumes.

General and Administrative Expenses

General and administrative expenses for the current quarter increased $0.5 million, or 30.0%, to $2.3 million compared to $1.7 million for the year-ago quarter. The increase is primarily due to approximately $0.2 million for salary and employee benefits due to additional personnel and $0.4 million for consulting fees and business development activities.

Net Gain (Loss) on Derivative Contracts

Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized (gains) losses on our average realized prices for the periods presented. As a result of our acquisitions during fiscal year 2022, we were required by the terms of our Senior Secured Credit Facility to hedge a portion of our production. The increase in commodity prices since entering into the hedges resulted in a realized loss on hedges for the current quarter and an unrealized loss due to the mark-to-market value of remaining hedges. Certain of our hedges begin to expire in October 2022 with our final hedges expiring March 2023. As of September 30, 2022, we had less than $0.1 million derivative asset all of which was classified as current, and a $0.9 million derivative liability, all of which was classified as current.

	Three Months Ended
	September 30,
(in thousands, except per unit and per BOE amounts)	2022	2021	Variance	Variance %
Realized gain (loss) on derivative contracts	$(1,722)	$—	$(1,722)	—%
Unrealized gain (loss) on derivative contracts	1,119	—	1,119	—%
Total net gain (loss) on derivative contracts	$(603)	$—	$(603)	—%

Average realized crude oil price per Bbl	$90.26	$66.11	$24.15	36.5%
Cash effect of oil derivative contracts per Bbl	(1.46)	—	(1.46)	—%
Crude oil price per Bbl (including impact of realized derivatives)	$88.80	$66.11	$22.69	34.3%

Average realized natural gas price per Mcf	$7.96	$3.70	$4.26	115.1%
Cash effect of natural gas derivative contracts per Mcf	(0.59)	—	(0.59)	—%
Natural gas price per Mcf (including impact of realized derivatives)	$7.37	$3.70	$3.67	99.2%

Interest Expense

Interest expense increased $0.2 million compared to the year-ago quarter primarily due to increased borrowings outstanding on our Senior Secured Credit Facility used for acquiring our Williston Basin and Jonah Field properties in fiscal year 2022.

Income Tax (Expense) Benefit

For the three months ended September 30, 2022, we recognized income tax expense of $3.1 million on net income before income taxes of $13.8 million compared to income tax expense of $1.5 million on net income before income taxes of $6.7 million for the three months ended September 30, 2021.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we select certain accounting policies and make estimates and assumptions that affect the reported amounts of the assets, liabilities, and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. These policies, together with our estimates, have a significant effect on our unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. For the derivative contracts settled during fiscal 2022 and 2021, we did not post collateral. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 7, “Derivatives” to our unaudited condensed consolidated financial statements for more details.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15(d)-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2022 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, during the quarter ended September 30, 2022, we have determined that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements in Item 1. Condensed Consolidated Financial Statements (Unaudited) for a description of any legal proceedings, which is incorporated herein by reference.

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2022 includes a detailed description of our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about the Company's purchases of its equity securities during the three months ended September 30, 2022.

			(c) Total number		(d) Maximum dollar value
	(a) Total number		of shares		of shares that may yet be
	of shares		purchased as part		purchased under the
	purchased and	(b) Average price	of public announced		plans or programs
Period	received (1)	paid per share (1)	plans or programs		(in thousands)
July 2022	—	$—	—	(2)	$960	(2)
August 2022	—	—	—	(2)	960	(2)
September 2022	3,805	6.94	—	(3)	25,000	(3)
(1)	During the three months ended September 30, 2022, all of the shares received were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.
(2)	On May 12, 2015, the Board of Directors approved a share repurchase program covering up to $5 million of the Company's common stock. This program has since concluded. Under the program's terms, shares were repurchased only on the open market and in accordance with the requirements of the SEC. Such shares were initially recorded as treasury stock, then subsequently canceled.
(3)	On September 8, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25 million of its common stock through December 31, 2024. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company's common stock, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company's Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are included as exhibits to the Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed February 7, 2002)
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed February 7, 2002)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form SB-2/A filed October 19, 2005)
3.4	Certificate of Designation of Rights and Preferences for 8.5% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 29, 2011)
3.5	Amended Bylaws (incorporated by reference to Exhibit 2.1 of our Annual Report on Form 10-KSB filed March 31, 2004)
31.1**	Certification of Principal Executive Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Attached hereto.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evolution Petroleum Corporation
Date: November 9, 2022	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer and Director
	By:	/s/ RYAN STASH
Ryan Stash Senior Vice President and Chief Financial Officer and Treasurer