Form 10-Q
period 2022-12-31
EVOLUTION PETROLEUM CORP
filed 2023-02-08
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

At February 3, 2023, 33,717,300 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

EVOLUTION PETROLEUM CORPORATION

We use the terms, “EPM,” “Company,” “we,” “us,” and “our” to refer to Evolution Petroleum Corporation, and unless the context otherwise requires, its wholly-owned subsidiaries.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, except for statements of historical fact, are forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “may,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors, which may include, but are not limited to, the following:

●	our expectations of plans, strategies and objectives, including anticipated development activity and capital spending;
●	our capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength;
●	the benefits of our multi-basin portfolio, including operational and commodity flexibility;
●	our ability to maximize cash flow and the application of excess cash flows to reduce long-term debt and to pay dividends and repurchase shares pursuant to our share repurchase program;
●	oil, natural gas and NGLs production and commodity mix, GHG emissions and ESG performance;
●	anticipated oil, natural gas and NGL prices;
●	anticipated drilling and completions activity;
●	estimates of our oil, natural gas and NGL reserves and recoverable quantities;
●	future interest expense;
●	our ability to access credit facilities and other sources of liquidity to meet financial obligations throughout commodity price cycles;
●	our ability to manage debt and financial ratios, finance growth and comply with financial covenants;
●	the implementation and outcomes of risk management programs, including exposure to commodity price and interest rate fluctuations, the volume of oil and natural gas production hedged, and the markets or physical sales locations hedged;
●	the impact of changes in federal, state, provincial and local, rules and regulations; anticipated compliance with current or proposed environmental legislation, including the costs thereof; adequacy of provisions for abandonment and site reclamation costs;
●	our operational and financial flexibility, discipline and ability to respond to evolving market conditions;
●	the declaration and payment of future dividends and any anticipated repurchase of our outstanding common shares;
●	the adequacy of our provision for taxes and legal claims;
●	our ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses;
●	our competitiveness relative to our peers, including with respect to capital, materials, people, assets and production;
●	oil, natural gas and NGL inventories and global demand for oil, natural gas and NGL;
●	the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment;
●	anticipated staffing levels;
●	anticipated payments related to our commitments, obligations and contingencies, and the ability to satisfy the same; and
●	the possible impact of accounting and tax pronouncements, rule changes and standards.

Readers are cautioned against unduly relying on forward-looking statements which, by their nature, involve numerous assumptions and are subject to both known and unknown risks and uncertainties (many of which are beyond our control) that may cause actual events or results to differ materially and/or adversely from those expressed or implied, which include, but are not limited to, the following assumptions:

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2022	June 30, 2022
Assets
Current assets
Cash and cash equivalents	$3,710	$8,280
Receivables from crude oil, natural gas, and natural gas liquids revenues	18,213	24,043
Derivative contract assets	244	170
Prepaid expenses and other current assets	1,908	3,875
Total current assets	24,075	36,368
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties, net—full-cost method of accounting, of
which none were excluded from amortization	106,227	110,508
Other assets, net	1,358	1,171
Total assets	$131,660	$148,047
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,091	$15,133
Accrued liabilities and other	9,883	11,893
Derivative contract liabilities	49	2,164
State and federal taxes payable	1,151	1,095
Total current liabilities	21,174	30,285
Long term liabilities
Senior secured credit facility	—	21,250
Deferred income taxes	6,744	7,099
Asset retirement obligations	14,455	13,899
Operating lease liability	149	—
Total liabilities	42,522	72,533
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 33,808,233 and 33,470,710 shares as of December 31, 2022
and June 30, 2022, respectively	34	33
Additional paid-in capital	43,243	42,629
Retained earnings	45,861	32,852
Total stockholders' equity	89,138	75,514
Total liabilities and stockholders' equity	$131,660	$148,047

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenues
Crude oil	$13,100	$10,582	$28,263	$19,441
Natural gas	17,370	9,170	37,218	14,628
Natural gas liquids	3,206	2,587	7,992	7,149
Total revenues	33,676	22,339	73,473	41,218
Operating costs
Lease operating costs	15,041	10,671	34,157	19,296
Depletion, depreciation, and accretion	3,458	1,224	7,056	2,752
General and administrative expenses	2,581	1,823	5,053	3,763
Total operating costs	21,080	13,718	46,266	25,811
Income (loss) from operations	12,596	8,621	27,207	15,407
Other income and expenses
Net gain (loss) on derivative contracts	846	—	243	—
Interest and other income	7	7	13	10
Interest expense	(129)	(51)	(372)	(102)
Income (loss) before income taxes	13,320	8,577	27,091	15,315
Income tax (expense) benefit	(2,933)	(1,744)	(5,997)	(3,264)
Net income (loss)	$10,387	$6,833	$21,094	$12,051
Net income (loss) per common share:
Basic	$0.31	$0.20	$0.63	$0.36
Diluted	$0.31	$0.20	$0.62	$0.36
Weighted average number of common shares outstanding:
Basic	33,174	32,929	33,154	32,896
Diluted	33,394	33,262	33,356	33,193

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$21,094	$12,051
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	7,056	2,752
Stock-based compensation	702	528
Settlement of asset retirement obligations	(71)	—
Deferred income taxes	(355)	(54)
Unrealized (gain) loss on derivative contracts	(2,189)	—
Accrued settlements on derivative contracts	(919)	—
Other	(4)	(7)
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	8,113	(4,253)
Prepaid expenses and other current assets	(316)	185
Accounts payable and accrued liabilities	(5,398)	2,122
State and federal income taxes payable	56	569
Net cash provided by operating activities	27,769	13,893
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(31)	—
Capital expenditures for oil and natural gas properties	(2,886)	(526)
Net cash used in investing activities	(2,917)	(526)
Cash flows from financing activities:
Common stock dividends paid	(8,085)	(5,045)
Common stock repurchases, including stock surrendered for tax withholding	(87)	(2)
Repayments of senior secured credit facility	(21,250)	—
Net cash used in financing activities	(29,422)	(5,047)
Net increase (decrease) in cash and cash equivalents	(4,570)	8,320
Cash and cash equivalents, beginning of period	8,280	5,277
Cash and cash equivalents, end of period	$3,710	$13,597

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Settlement proceeds receivable attributable to acquired Barnett Shale oil and gas property costs	$—	$858
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	(768)	112

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
For the Three Months Ended December 31, 2022
Balances at September 30, 2022	33,546	$33	$42,811	$39,533	$—	$82,377
Issuance of restricted common stock	296	1	(1)	—	—	—
Forfeitures of restricted stock	(26)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(61)	(61)
Retirements of treasury stock	(8)	—	(61)	—	61	—
Stock-based compensation	—	—	494	—	—	494
Net income (loss)	—	—	—	10,387	—	10,387
Common stock dividends paid	—	—	—	(4,059)	—	(4,059)
Balances at December 31, 2022	33,808	$34	$43,243	$45,861	$—	$89,138

For the Six Months Ended December 31, 2022
Balances at June 30, 2022	33,471	$33	$42,629	$32,852	$—	$75,514
Issuance of restricted common stock	375	1	(1)	—	—	—
Forfeitures of restricted stock	(26)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(87)	(87)
Retirements of treasury stock	(12)	—	(87)	—	87	—
Stock-based compensation	—	—	702	—	—	702
Net income (loss)	—	—	—	21,094	—	21,094
Common stock dividends paid	—	—	—	(8,085)	—	(8,085)
Balances at December 31, 2022	33,808	$34	$43,243	$45,861	$—	$89,138

For the Three Months Ended December 31, 2021
Balances at September 30, 2021	33,632	$34	$42,737	$14,716	$—	$57,487
Issuance of restricted common stock	57	—	—	—	—	—
Stock-based compensation	—	—	330	—	—	330
Net income (loss)	—	—	—	6,833	—	6,833
Common stock dividends paid	—	—	—	(2,523)	—	(2,523)
Balances at December 31, 2021	33,689	$34	$43,067	$19,026	$—	$62,127

For the Six Months Ended December 31, 2021
Balances at June 30, 2021	33,515	$34	$42,541	$12,020	$—	$54,595
Issuance of restricted common stock	254	—	—	—	—	—
Forfeitures of restricted stock	(80)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(2)	(2)
Retirements of treasury stock	—	—	(2)	—	2	—
Stock-based compensation	—	—	528	—	—	528
Net income (loss)	—	—	—	12,051	—	12,051
Common stock dividends paid	—	—	—	(5,045)	—	(5,045)
Balances at December 31, 2021	33,689	$34	$43,067	$19,026	$—	$62,127

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Principles of Consolidation and Reporting.   The unaudited condensed consolidated financial statements include the accounts of Evolution Petroleum Corporation and its wholly-owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. To conform with the current year presentation, “Other receivables” disclosed in Footnote 13, “Additional Financial Statement Information” is included with “Prepaids expenses and other current assets” instead of “Receivables from crude oil, natural gas, and natural gas liquids revenues” at June 30, 2022 on the unaudited condensed consolidated balance sheets. This reclassification has no impact on previously reported net income or stockholders’ equity.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

At March 31, 2022, the Company determined that its unvested restricted stock awards were participating securities which contain non-forfeitable rights to dividends. As a result, the Company was required to adjust “Net income (loss)” on the unaudited condensed consolidated statements of operations to allocate dividends paid to unvested shares as well as undistributed earnings. In addition, the Company determined that its basic and diluted weighted average shares outstanding were not adjusted correctly to reflect these participating securities.

The Company concluded the adjustments were immaterial to its 2022 interim financial statements in accordance with the guidance in SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements. The correction did not result in a change to basic or diluted earnings per share for the three or six months ended December 31, 2021. See Note 12, “Net income (Loss) per common share” for more details.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company noted the following adjustments to its EPS presentation for the three and six months ended December 31, 2021 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	December 31, 2021	December 31, 2021
As reported:
Net income (loss) for earnings per share calculation	$6,833	$12,051

Weighted average number of common shares outstanding — Basic	33,646	33,590
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,646	33,590

Net income (loss) per common share — Basic	$0.20	$0.36
Net income (loss) per common share — Diluted	$0.20	$0.36

Revised:
Net income (loss) for earnings per share calculation	$6,690	$11,806

Weighted average number of common shares outstanding — Basic	32,929	32,896
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,262	33,193

Net income (loss) per common share — Basic	$0.20	$0.36
Net income (loss) per common share — Diluted	$0.20	$0.36

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

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the Jonah Field in Sublette County, Wyoming, the Williston Basin in North Dakota, the Barnett Shale located in North Texas, the Hamilton Dome Field in Wyoming, and the Delhi Field in Northeast Louisiana. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provides de minimis revenue. The following table disaggregates

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Company’s revenues by major product for the three and six months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Revenues
Crude oil	$13,100	$10,582	$28,263	$19,441
Natural gas	17,370	9,170	37,218	14,628
Natural gas liquids	3,206	2,587	7,992	7,149
Total revenues	$33,676	$22,339	$73,473	$41,218

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

Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received by field operators before distributing the Company’s share one to two months after production has occurred, which is typical in the oil and natural gas industry. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for the sale of the product. To estimate accounts receivable from operators’ contracts with customers, the Company uses knowledge of its properties, information from field operators, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors as the basis for these estimates. Because the contractual performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with field operators as “Receivables from crude oil, natural gas, and natural gas liquids revenues” on the unaudited condensed consolidated balance sheets. Differences between estimates and actual amounts received for product sales are recorded in the month that payment is received from the purchaser as remitted to the Company by field operators.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On May 7, 2021, the Company completed the acquisition of non-operated oil and natural gas properties in the Barnett Shale from Tokyo Gas Americas for net cash consideration of $17.4 million, after taking into account customary closing adjustments, and also recognized $2.8 million in non-cash asset retirement obligations (the “Barnett Shale Acquisition”). The Company accounted for the transaction as an asset acquisition and allocated all of the purchase price (including capitalized transaction costs) to proved oil and natural gas properties. During the six months ended December 31, 2021, the Company recorded a downward purchase price adjustment of $0.9 million related to its acquisition of the Barnett Shale as a result of the completion of the final settlement statement.

In accordance with the FASB’s authoritative guidance on asset acquisitions, the Company allocated the cost of the above acquisitions to the assets acquired and liabilities assumed based on a relative fair value basis of the assets acquired and liabilities assumed, with no recognition of goodwill or bargain purchase gain recorded. Incremental legal and professional fees related directly to the acquisitions were capitalized as part of the acquisition cost. The fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Fair value measurements also utilize market assumptions of market participants.

Note 4. Property and Equipment

Property and equipment as of December 31, 2022 and June 30, 2022 consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Oil and natural gas properties
Property costs subject to amortization	$190,853	$188,634
Less: Accumulated depletion, depreciation, and impairment	(84,626)	(78,126)
Oil and natural gas properties, net	$106,227	$110,508

As of December 31, 2022, all oil and natural gas property costs were subject to amortization. Depletion of oil and natural gas properties was $6.5 million and $2.5 million for the six months ended December 31, 2022 and 2021, respectively.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended December 31, 2022 and 2021, the Company incurred development capital expenditures of $2.1 million and $0.6 million, respectively.

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

At December 31, 2022, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended December 31, 2022 of the West Texas Intermediate (“WTI”) crude oil spot price of $94.14 per barrel and Henry Hub natural gas spot price of $6.40 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $48.50, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at December 31, 2022 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and as a result, no impairment charge was necessary.

At December 31, 2021, the ceiling test value of the Company’s reserves was calculated based on the first-day-of the month average for the 12-months ended December 31, 2021 of the WTI crude oil spot price of $66.55 per barrel and Henry Hub natural gas spot price of $3.64 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $26.54, which was based on historical prices received as NGLs do not have any single comparable reference index price. Using these prices, at December 31, 2021 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and as a result, no impairment charge was necessary.

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

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches or representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. As of December 31, 2022, the Company did not have any borrowings outstanding under its Senior Secured Credit Facility, resulting in $50.0 million of available borrowing capacity. For the six months ended December 31, 2022 and 2021, the weighted average interest on borrowings under the Senior Secured Credit Facility was 5.25% and 3.00% based on LIBOR, respectively. As of December 31, 2022, the Company was in compliance with the financial covenants under the Senior Secured Credit Facility.

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

For the six months ended December 31, 2022 the Company recognized income tax expense of $6.0 million and had an effective tax rate of 22.1% compared to an income tax expense of $3.3 million and an effective tax rate of 21.3% for the six months ended December 31, 2021. During the six months ended December 31, 2022 and 2021, the Company

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

recognized an income tax benefit of $0.1 million and $0.1 million, respectively, related to the vesting of restricted stock awards.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of December 31, 2022, the Company did not post collateral under any of its derivative contracts as they are secured under the Company’s Senior Secured Credit Facility.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 820, Fair Value Measurement (“ASC 820”) and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of December 31, 2022 (the “mark-to-market valuation”). The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of December 31, 2022 and June 30, 2022 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	December 31, 2022	June 30, 2022	location	December 31, 2022	June 30, 2022
Commodity contracts	Current assets - derivative contract assets	$244	$170	Current liabilities - derivative contract liabilities	$49	$2,164
Commodity contracts	Other assets - derivative contract assets	—	—	Long term liabilities - derivative contract liabilities	—	—
Total derivatives not designated as hedging contracts under ASC 815		$244	$170		$49	$2,164

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2022 and 2021 (in thousands). "Realized gain (loss) on derivative contracts" represents all receipts (payments) on derivative contracts settled during the period. "Unrealized gain (loss) on derivative contracts" represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)	Three Months Ended		Six Months Ended
as hedging contracts	recognized in income on	December 31,		December 31,
under ASC 815	derivative contracts	2022	2021	2022	2021
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$(224)	$—	$(1,946)	$—
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	1,070	—	2,189	—
Total net gain (loss) on derivative contracts		$846	$—	$243	$—

As of December 31, 2022, the Company had the following open crude oil and natural gas derivative contracts:

				Weighted Average	Weighted Average
			Volumes in	Floor Price per	Ceiling Price per
Period	Instrument	Commodity	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL
January 2023 - February 2023	Collar	Natural Gas	214,931	$3.75	$7.30
January 2023 - March 2023	Collar	Natural Gas	220,875	5.25	7.50
January 2023 - February 2023	Collar	Crude Oil	29,995	70.00	87.50

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts as of December 31, 2022 and June 30, 2022 (in thousands):

	Derivative Contracts Assets		Derivative Contracts Liabilities
Offsetting of Derivative Assets and Liabilities	December 31, 2022	June 30, 2022	December 31, 2022	June 30, 2022
Gross amounts presented in the Consolidated Balance Sheet	$244	$170	$49	$2,164
Amounts not offset in the Consolidated Balance Sheet	(32)	(170)	(32)	(170)
Net amount	$212	$—	$17	$1,994

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$244	$—	$244

Liabilities
Derivative contract liabilities	$—	$49	$—	$49

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$170	$—	$170

Liabilities
Derivative contract liabilities	$—	$2,164	$—	$2,164

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) (in thousands):

December 31, 2022
Asset retirement obligations — beginning of period	$13,921
Accretion of discount	556
Asset retirement obligations — end of period	14,477
Less: current asset retirement obligations	(22)
Long-term portion of asset retirement obligations	$14,455

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity

Common Stock

As of December 31, 2022, the Company had 33,808,233 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of December 31, 2022, the Company has cumulatively paid over $94.4 million in cash dividends. The Company paid dividends of $8.1 million and $5.0 million to its common stockholders during the six months ended December 31, 2022 and 2021, respectively. The following table reflects the dividends paid per share within the respective three-month periods:

	Fiscal Year
	2023	2022
Second quarter ended December 31,	$0.120	$0.075
First quarter ended September 30,	0.120	0.075

On September 8, 2022, the Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25 million of its common stock through December 31, 2024. The Company intends to fund repurchases from working capital and cash provided by operating activities. The Board of Directors along with the management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company's common stock, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company's Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice. No shares were repurchased through this plan during the period ended December 31, 2022.

Once the Company completed repayment of borrowings on its Senior Secured Credit Facility and emerged from its blackout period in December 2022, the Company entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan included a 30-day cooling off period that did not allow repurchases to commence until January 2023. The plan is effective until June 30, 2023, unless extended or renewed by the Company, and has a maximum authorized amount of $5 million over that period. The Company may alter the terms of the plan from time to time to the extent it determines changes are necessary to achieve the intended objectives of the repurchase program.

During the six months ended December 31, 2022 and 2021, the Company acquired treasury stock from holders of newly vested stock-based awards to fund the recipients’ payroll tax withholding obligations. The treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting. The following table shows treasury stock purchases during the six months ended December 31, 2022 and 2021:

	Six Months Ended
	December 31,
	2022	2021
Number of treasury shares acquired	12,049	353
Average cost per share	$7.19	$4.53
Total cost of treasury shares acquired	$86,690	$1,599

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2022, all common stock dividends for that fiscal year were treated for tax purposes as qualified dividend income to the recipients. Based on its current projections for the fiscal year ended June 30, 2023, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on the Company’s reasonable expectations as of December 31, 2022 and are subject to change based on the Company’s final tax calculations at the end of the fiscal year.

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (“2016 Plan”), approved at the December 2016 annual meeting of stockholders, authorizes the issuance of 1.1 million shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, the Company’s common stock, including its appreciation in value. On December 9, 2020, an amendment to the 2016 Plan was approved by its stockholders which increased the number of shares available for issuance by 2.5 million shares to a maximum of 3.6 million shares. As of December 31, 2022 and June 30, 2022, approximately 1.4 million shares and 1.8 million shares, respectively, remained available for grant under the 2016 Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. For the three and six months ended December 31, 2022 the Company recognized $0.5 million and $0.7 million, respectively, related to stock-based compensation expense. During the three and six months ended December 31, 2021, the Company recognized $0.3 million and $0.5 million, respectively, related to stock-based compensation expense. Stock-based compensation expenses is recorded as a component of “General and administrative expenses” on the unaudited condensed consolidated statements of operations.

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

Performance-Based Restricted Stock Awards and Performance-Based Contingent Stock Units

Performance-based restricted stock awards and performance-based contingent stock units contain market-based vesting conditions based on the price of the Company’s common stock, the intrinsic value indexed solely to its common stock and the intrinsic value indexed to its common stock compared to the performance of the common stock of its peers. The common shares underlying the Company’s performance-based restricted stock awards are issued on the date of grant and participate in dividends paid by the Company and expire after a maximum of four years from the date of grant if unvested. Performance-based contingent share units do not participate in dividends and shares are only issued in part or in full upon the attainment of vesting conditions, generally have a lower probability of achievement and expire after a maximum of four years from the date of grant if unvested. Shares underlying performance-based contingent share units

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

are reserved from the 2016 Plan. Performance-based restricted stock awards and contingent restricted stock units are valued using a Monte Carlo simulation and geometric Brownian motion techniques applied to the historical volatility of the Company’s total stock return compared to the historical volatilities of other companies or indices to which the Company compares its performance and/or the Company’s absolute total stock return. For certain awards, this Monte Carlo simulation also provides an expected vesting term. Stock-based compensation is recognized ratably over the expected vesting period, so long as the award holder remains an employee of the Company. Previously recognized compensation expense is only reversed for the awards with market-based vesting conditions if the requisite service period is not rendered by the holder resulting in forfeiture of the award.

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

During the six months ended December 31, 2022, the Company granted a total of 0.4 million equity awards primarily to employees under its long-term incentive program together with awards to directors that included 0.3 million time-vested restricted stock awards, 0.1 million performance-based restricted stock awards, and less than 0.05 million performance-based contingent stock units.

During the six months ended December 31, 2021, the Company granted a total of 0.3 million equity awards primarily to employees under its long-term incentive program together with awards to directors that included 0.1 million time-vested restricted stock awards, 0.1 million performance-based restricted stock awards, and 0.1 million of performance-based contingent stock units.

For performance-based awards granted during the six months ended December 31, 2022 and 2021, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Six Months Ended
	December 31,
	2022	2021
Weighted average fair value of performance-based awards granted	$6.69	$3.10
Risk-free interest rate	3.91% to 4.44%	0.53% to 0.60%
Expected term in years	2.66 to 2.78	2.64 to 2.79
Expected volatility	69.6% to 70.9%	64.7%
Dividend yield	6.1%	4.8% to 6.3%

Unvested restricted stock awards as of December 31, 2022 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	388,520	$6.76
Performance-based awards	183,748	5.28
Unvested at December 31, 2022	572,268	$6.28

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the restricted stock transactions for the six months ended December 31, 2022:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Shares	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2022	341,211	4.54	$1,092	2.1
Time-vested shares granted	283,994	7.51
Performance-based shares granted	91,198	7.56
Vested	(118,515)	5.14
Forfeited	(25,620)	6.51
Unvested at December 31, 2022	572,268	$6.28	$3,081	2.5

Unvested contingent restricted stock units table below consists solely of performance-based awards for the six months ended December 31, 2022:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Stock Units	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2022	50,062	2.21	$68	1.7
Performance-based awards granted	45,602	4.95
Vested	—	—
Forfeited	(3,787)	3.69
Expired	—	—
Unvested at December 31, 2022	91,877	$3.51	$243	2.3

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2022	2021	2022	2021
Numerator
Net income (loss)	$10,387	$6,833	$21,094	$12,051
Undistributed earnings allocated to unvested restricted stock	(162)	(143)	(274)	(245)
Net income (loss) for earnings per share calculation	$10,225	$6,690	$20,820	$11,806

Denominator
Weighted average number of common shares outstanding — Basic	33,174	32,929	33,154	32,896
Effect of dilutive securities:
Unvested restricted stock awards	206	333	195	297
Unvested contingent restricted stock units	14	—	7	—
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,394	33,262	33,356	33,193

Net income (loss) per common share — Basic	$0.31	$0.20	$0.63	$0.36
Net income (loss) per common share — Diluted	$0.31	$0.20	$0.62	$0.36

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 90,000 and 49,000 for the three and six months ended December 31, 2022, respectively, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

Unvested restricted stock awards (time-vested), totaling approximately 13,000 for the six months ended December 31, 2021 were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

In addition, unvested performance-based restricted stock awards and unvested contingent restricted stock units that would not meet the performance criteria as of the period end are excluded from the computation of diluted earnings per common share.

Note 13. Additional Financial Statement Information

Certain amounts on the unaudited condensed consolidated balance sheets are comprised of the following (in thousands):

	December 31, 2022	June 30, 2022
Prepaid expenses and other current assets:
Receivable for settlement proceeds from acquisitions(1)	$—	$2,263
Other receivables	17	37
Prepaid insurance	488	743
Prepaid federal and state income taxes	838	8
Prepaid subscription and licenses	40	38
Carryback of EOR tax credit	347	347
Prepaid other	178	439
Total prepaid expenses and other current assets	$1,908	$3,875

Other assets, net:
Deposit	$1,150	$1,150
Right of use asset under operating lease	208	21
Total other assets, net	$1,358	$1,171

Accrued liabilities and other:
Accrued payables	$6,822	$8,070
Accrued incentive and other compensation	418	626
Accrued royalties payable	2,221	1,517
Accrued taxes other than income	58	178
Accrued severance	244	332
Accrued settlements on derivative contracts	—	919
Operating lease liability	59	26
Asset retirement obligations due within one year	22	22
Accrued - other	39	203
Total accrued liabilities and other	$9,883	$11,893
(1)	Receivables as of June 30, 2022 related to customary purchase adjustments of $1.6 million and $0.7 million related to the Jonah Field Acquisition and Williston Basin Acquisition, respectively. See Note 3, “Acquisitions” for a further discussion.

Note 14. Leases

Operating leases are reflected as an operating lease right of use (“ROU”) asset included in “Other assets, net”, and as a ROU liability in “Accrued liabilities and other” and “Operating lease liability” on the Company’s unaudited condensed

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a non-operator and having adequate liquidity, the Company has generally not entered into lease transactions. The Company’s only operating lease is for corporate office space in Houston, Texas, effective May 1, 2019 and amended November 30, 2022 and set to expire September 30, 2026. The Company has no leases that meet the criteria for classification as a finance lease or a short-term lease.

The Company makes certain assumptions and judgments when evaluating a contract that meets the definition of a lease under ASC 842, Leases. As the Company’s operating lease did not provide an implicit rate, an incremental borrowing rate was calculated using information available at the commencement date of the lease. The incremental borrowing rate for a lease is the rate of interest for which the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term was determined by considering any option available to extend or to early terminate the lease which the Company believed was reasonably certain to be exercised.

The table below summarized the Company’s leases for the six months ended December 31, 2022 and 2021 (in thousands, except years and discount rate):

	Six Months Ended December 31,
	2022	2021
Statements of Operations:
Operating lease costs	$27	$26

Statements of Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases(1)	$37	$31

Other:
ROU assets obtained in exchange for new operating lease liabilities	$212	$—
Weighted average remaining lease term in years	3.67	0.92
Weighted average discount rate	6.44%	5.15%
(1)	A portion of the cash paid for operating leases during the six months ended December 31, 2022 includes a prepayment for the subsequent quarter.

The following table presents the Company’s ROU assets and lease liabilities (in thousands):

	December 31, 2022	June 30, 2022
Balance Sheets:
Operating lease ROU asset (included in other assets)	$208	$21
Accrued liabilities and other - current	59	26
Operating lease liability - long-term	149	—

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, the future minimum lease payments associated with the Company’s non-cancellable operating lease for office space are as follows (in thousands):

Fiscal Year	December 31, 2022
Remaining in 2023	$30
2024	61
2025	62
2026	64
2027	16
Thereafter	—
Total operating lease payments	233
Less: discount to present value	(25)
Total operating lease liabilities	208
Less: current operating lease liabilities	59
Non current operating lease liabilities	$149

Note 15. Subsequent Events

Dividend Declaration

On February 6, 2023, the Company declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on March 15, 2023 and payable on March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Liquidity and Capital Resources

Results of Operations

Critical Accounting Policies

Commonly Used Terms

“Current quarter” refers to the three months ended December 31, 2022, our second quarter of fiscal year 2023.

“Year-ago quarter” refers to the three months ended December 31, 2021, our second quarter of fiscal year 2022.

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

Recent Developments

Appointment of Chief Executive Officer

On October 27, 2022, we announced that the Board of Directors selected Kelly W. Loyd as President and Chief Executive Officer (“CEO”). Mr. Loyd had been serving as Interim CEO since June 2022 and has served as a member of the Board of Directors since 2008. We entered into an offer letter with Mr. Loyd setting forth his compensation as CEO on October 25, 2022. Upon commencing employment, Mr. Loyd no longer receives compensation for his services as a member of the Board of Directors.

Share Repurchase Program

On September 8, 2022, the Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $25 million of our common stock through December 31, 2024. We intend to fund repurchases from available working capital and cash provided by operating activities. As we continue to focus on our goal of maximizing total shareholder return, the Board of Directors and management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of our shares, the market price of our common stock, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by our Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice. No shares were repurchased through this plan for the period ended December 31, 2022.

Once we completed repayment of borrowings on our Senior Secured Credit Facility and emerged from our blackout period in December 2022, we entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan included a 30-day cooling off period that did not allow repurchases to commence until January 2023. The plan is effective until June 30, 2023, unless extended or renewed, and has a maximum authorized amount of $5 million over that period. We may alter the terms of the plan from time to time to the extent we determine changes are necessary to achieve the intended objectives of the repurchase program.

Highlights for our Second Quarter 2023 and Operations Update

●	Paid down all outstanding borrowings under our Senior Secured Credit Facility and do not have any outstanding borrowings as of December 31, 2022.
●	Generated revenue of $33.7 million and net income of $10.4 million.
●	Production averaged 7,250 net BOEPD.

●	Returned to shareholders $8.1 million in cash dividends during the first half of fiscal year 2023. We have paid out to shareholders more than $94.4 million in cash dividends since inception of the dividend program in December 2013.
●	Continued to fund all operations, development capital expenditures, dividends and debt reduction out of operating cash flow.

Impact of the COVID-19 Pandemic and Geopolitical factors

The global economy has been deeply impacted by the effects of the novel coronavirus (“COVID-19”) pandemic and related efforts to mitigate the spread of the disease. These events led to crude oil prices falling to historic lows during the second quarter of 2020 and remaining depressed through much of 2020.

Beginning in 2021, the demand for oil and natural gas started to recover primarily as a result of the roll-out of the COVID-19 vaccine and lessening of pandemic related government restrictions on individuals and businesses. In addition, the recent military activities of Russia into Ukraine and the subsequent sanctions imposed on Russia and other actions have created significant market uncertainties, including uncertainties around potential supply disruptions for oil and natural gas, which has further enhanced volatility in global commodity prices in the first half of 2022. Given the dynamic nature of these events, we cannot reasonably estimate the period of time that these market conditions will persist or the impact on the commodity prices that we realize.

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

Liquidity and Capital Resources

As of December 31, 2022, we had no borrowings outstanding on our Senior Secured Credit Facility and $3.7 million in cash and cash equivalents compared $21.3 million of borrowings drawn on our Senior Secured Credit Facility and $8.3 million in cash and cash equivalents at June 30, 2022. Our primary sources of liquidity and capital resources during the six months ended December 31, 2022 were cash provided by operations in addition to the unused portion of our credit facility. Our primary uses of liquidity and capital resources for the six months ended December 31, 2022 were cash dividend payments to our common stockholders, repayments on our Senior Secured Credit Facility, and capital expenditures within our existing field properties. As of December 31, 2022, working capital was $2.9 million, a decrease of $3.2 million from working capital of $6.1 million as of June 30, 2022.

The Senior Secured Credit Facility has a maximum capacity of $50.0 million subject to a borrowing base determined by the lender based on the value of our oil and natural gas properties. The Senior Secured Credit Facility has a current borrowing base of $50.0 million, with no borrowings outstanding as of December 31, 2022. The Senior Secured Credit Facility is secured by substantially all of our reserves associated with our oil and natural gas properties and matures on April 9, 2024.

Borrowings bear interest, at our option, at either the London Interbank Offered Rate (“LIBOR”) plus 2.75% or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%. For the six months ended December 31, 2022, the weighted average interest on our current borrowings was 5.25% based on LIBOR. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. It also contains other customary affirmative and negative covenants and events of default. As of December 31, 2022, we were in compliance with all covenants under the Senior Secured Credit Facility.

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

On February 7, 2022, we entered into the Ninth Amendment to the Senior Secured Credit Facility. This amendment, among other things, modified the definition of utilization percentage related to the required hedging covenant such that for the purposes of determining the amount of future production to hedge, the utilization of the Senior Secured Credit Facility will be based on the Margined Collateral Value, as amended above, to the extent it exceeds the borrowing base then in effect. This amendment also required us to enter into hedges for the 12-month period ending February 2023, covering 25% of expected oil and natural gas production over that period.

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

We have historically funded operations through cash from operations and working capital. Our primary source of cash is the sale of produced crude oil, natural gas, and NGLs. A portion of these cash flows is used to fund capital expenditures and pay cash dividends to shareholders. We expect to manage near-future development activities for our properties with cash flows from operating activities and existing working capital.

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 37 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, as appropriate. During the industry downturn primarily due to COVID-19, effective in the quarter ended June 30, 2020, the Board of Directors adjusted the quarterly dividend rate from $0.10 per share to $0.025 per share. The reduction in the dividend rate at that time allowed us to conserve cash for additional financial flexibility while continuing to reward shareholders with a yield of approximately 3% at the then current stock price levels. In light of our improving financial performance and industry outlook, the Board of Directors has since increased the dividend rate, with the most recent increase occurring on September 12, 2022, when the Board of Directors declared a dividend of $0.12 per share that was paid on September 30, 2022. On February 6, 2023, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on March 15, 2023 and payable on March 31, 2023.

On September 8, 2022, our Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $25 million of our common stock through December 31, 2024. We intend to fund any repurchases from working capital and cash provided by operating activities. As we continue to focus on our goal of maximizing total shareholder return, the Board of Directors along with the management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return. No shares were repurchased through this plan during the period ended December 31, 2022.

Once we completed repayment of borrowings on our Senior Secured Credit Facility and emerged from our blackout period in December 2022, we entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan included a 30-day cooling off period that did not allow repurchases to commence until January 2023. The plan is effective until June 30, 2023, unless extended or renewed, and has a maximum authorized amount of $5 million over that period. We may alter the terms of the plan from time to time to the extent we determine changes are necessary to achieve the intended objectives of the repurchase program.

Capital Expenditures

During the six months ended December 31, 2022, we incurred $2.1 million on development capital expenditures and less than $0.1 million for plugging and abandoning costs in the Jonah Field, Barnett Shale and Hamilton Dome Field.

Based on discussions with our operators, we expect capital workover projects to continue in all the fields. Overall, for fiscal year 2023, we expect budgeted capital expenditures to be in the range of $6.5 million to $9.5 million, which excludes any potential acquisitions. These expenditures include anticipated capital costs at Delhi field for a NGL plant heat exchanger project, projected to improve operational efficiency throughout the year, which is currently underway. Our expected capital expenditures for fiscal year 2023 also include participating in the drilling of two sidetrack locations targeting the Birdbear formation and recompleting up to four vertical wells in the Williston Basin. Our fiscal year 2023 budget does not include any capital expenditures for drilling in the Pronghorn and Three Forks locations in the Williston Basin at this time. We continue to evaluate those potential drilling locations with the operator.

Funding for our anticipated capital expenditures over the near-term is expected to be met from cash flows from operations and current working capital, as well as from borrowings under our Senior Secured Credit Facility as needed.

Full Cost Pool Ceiling Test

As of December 31, 2022, our capitalized costs of oil and natural gas properties were below the full cost valuation ceiling; however, we could experience an impairment if commodity price levels were to substantially decline from current levels. Lower commodity prices would reduce the excess, or cushion, of our valuation ceiling over our capitalized costs and may adversely impact our ceiling tests in future quarters. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required in the future. Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of December 31, 2022 were $94.14 per barrel of oil, $6.40 per MMBtu of natural gas and $48.50 per barrel of NGLs. At December 31, 2022, a 10% decrease in commodity prices used to determine our proved reserves would not have resulted in an impairment of our oil and natural gas properties.

Overview of Cash Flow Activities

	Six Months Ended December 31,
	2022	2021	Change
Cash flows provided by operating activities	$27,769	$13,893	$13,876
Cash flows used in investing activities	(2,917)	(526)	(2,391)
Cash flows used in financing activities	(29,422)	(5,047)	(24,375)
Net increase (decrease) in cash and cash equivalents	$(4,570)	$8,320	$(12,890)

Cash provided by operating activities for the six months ended December 31, 2022 increased $13.9 million from the six months ended December 31, 2021 primarily due to an increase in revenues. Total revenues increased $32.3 million as compared to the prior fiscal year driven by an increase in our average realized price per BOE and an increase in our average daily production primarily due to the acquisition of non-operated working interests in the Williston Basin and Jonah Field in January 2022 and April 2022, respectively.

Cash used in investing activities for the six months ended December, 31, 2022 increased $2.4 million from the six months ended December 31, 2021 primarily due to the increase in development capital expenditures and the acquisition of non-operated working interests in the Williston Basin and Jonah Field mentioned above.

Net cash flows used in financing activities for the six months ended December 31, 2022 increased $24.4 million from the six months ended December 31, 2021 primarily due to repayment of $21.3 million of borrowings outstanding under our Senior Secured Credit Facility during the current fiscal year. Additionally, during the six months ended December 31, 2022, we paid $8.1 million in dividends to our common stockholders compared to $5.0 million paid in the six months ended December 31, 2021.

Results of Operations

Three Months Ended December 31, 2022 and 2021

We reported net income of $10.4 million and $6.8 million for the three months ended December 31, 2022 and 2021, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Three Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2022	2021	Variance	Variance %
Net income (loss)	$10,387	$6,833	$3,554	52.0%
Revenues:
Crude oil	13,100	10,582	2,518	23.8%
Natural gas	17,370	9,170	8,200	89.4%
Natural gas liquids	3,206	2,587	619	23.9%
Total Revenue	33,676	22,339	11,337	50.7%
Operating costs:
Lease operating costs:
CO2 costs	2,007	1,897	110	5.8%
Ad valorem and production taxes	2,096	1,292	804	62.2%
Other lease operating costs	10,938	7,482	3,456	46.2%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and gas properties	3,178	1,118	2,060	184.3%
Depreciation of other property and equipment	—	3	(3)	(100.0)%
Accretion of asset retirement obligations	280	103	177	171.8%
General and administrative:
General and administrative	2,087	1,493	594	39.8%
Stock-based compensation	494	330	164	49.7%
Other income (expenses):
Net gain (loss) on derivative contracts	846	—	846	—%
Interest and other income	7	7	—	—%
Interest expense	(129)	(51)	(78)	152.9%
Income tax (expense) benefit	(2,933)	(1,744)	(1,189)	68.2%

Production:
Crude oil (MBBL)	166	150	16	10.7%
Natural gas (MMCF)	2,367	1,823	544	29.8%
Natural gas liquids (MBBL)	106	2	104	5,200.0%
Equivalent (MBOE)(1)	667	456	211	46.3%
Average daily production (BOEPD)(1)	7,250	4,957	2,293	46.3%

Average price per unit(2):
Crude oil (BBL)	$78.92	$70.55	$8.37	11.9%
Natural gas (MCF)	7.34	5.03	2.31	45.9%
NGL (BBL)	30.25	1,293.50	(1,263.25)	(97.7)%
Equivalent (BOE)(1)	50.49	48.99	1.50	3.1%

Average cost per unit:
Operating costs:
Lease operating costs:
CO2 costs	$3.01	$4.16	(1.15)	(27.6)%
Ad valorem and production taxes	3.14	2.83	0.31	11.0%
Other lease operating costs	16.40	16.41	(0.01)	(0.1)%
Depletion of full cost proved oil and gas properties	4.76	2.45	2.31	94.3%
General and administrative:
General and administrative	3.13	3.27	(0.14)	(4.3)%
Stock-based compensation	0.74	0.72	0.02	2.8%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $33.7 million and $22.3 million for the three months ended December 31, 2022 and 2021, respectively. The increase in revenue is primarily due to an increase in production coupled with an increase in our average realized price per BOE. Average daily equivalent production increased 46.3% from 4,957 BOEPD to 7,250 BOEPD due to the acquisitions of non-operated working interests in the Jonah Field and Williston Basin in the second half of fiscal year 2022, which increased current quarter production by approximately 2,386 BOEPD. In total, our average realized commodity price (excluding the impact of derivative contracts) increased approximately $1.50 per BOE, or 3.1%, over the year-ago quarter. Realized oil and natural gas prices increased 12% and 46%, respectively, over the year-ago quarter. These increases were partially offset by a decrease in realized NGL prices from the year-ago quarter. During the year-ago quarter, ethane rejection in the Barnett Shale resulted in changes in estimates, which adversely impacted NGL results and positively impacted natural gas results for the year-ago quarter. This adjustment reduced NGL revenue by $1.1 million and NGL volumes by 88 MBBLs, and increased natural gas revenue by $0.7 million and natural gas production by 304 MMCF. Excluding these adjustments, the realized NGL price per BBL and natural gas price per MCF for the year-ago quarter would have been $41.25 and $5.55, respectively.

Lease Operating Costs

Ad valorem and production taxes were $2.1 million and $1.3 million for the three months ended December 31, 2022 and 2021, respectively. On a per unit basis, ad valorem and production taxes were $3.14 per BOE and $2.83 per BOE for the three months ended December 31, 2022 and 2021, respectively. The increases in ad valorem and production taxes are primarily due to increases in oil and natural gas prices and increased production volumes described above as production taxes are based on sales at the wellhead.

The following table summarizes CO2 costs per Mcf and CO2 volumes for the three months ended December 31, 2022 and 2021. CO2 purchase costs are for the Delhi Field. Under our contract with the Delhi Field operator, purchased CO2 is priced at 1% of the realized oil price in the field per MCF, plus sales taxes and transportation costs as per contract terms.

	Three Months Ended
	December 31,
	2022	2021	Variance	Variance %
CO2 costs per MCF	$1.01	$0.92	$0.09	9.8%
CO2 volumes (MMCF per day, gross)	90.7	94.3	(3.6)	(3.8)%

The $0.1 million increase in CO2 costs for the current quarter was primarily due to a 9.8% increase in CO2 costs per MCF, which was driven by an increase in our average realized oil price partially offset by a 3.8% decrease in purchased CO2 volumes. CO2 purchases were temporarily suspended throughout the year-ago quarter due to a detected pressure loss in the pipeline that supplies newly purchased CO2 to the Delhi field. Additionally, CO2 purchase nominations increased from the year-ago quarter to compensate for reduced reservoir pressure. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. We do not have any ownership in the pipeline which is owned and operated by Denbury. On a per unit basis, CO2 costs were $3.01 per BOE and $4.16 per BOE for the three months ended December 31, 2022 and 2021, respectively.

Compared to the year-ago quarter, other lease operating costs increased 46.2% in the current quarter primarily due to the acquisitions of non-operating working interest in the Jonah Field and Williston Basin in the second half of fiscal year 2022. Other lease operating costs per BOE for our Jonah Field and Williston Basin were approximately $10.43 per BOE and $23.84 per BOE, respectively, for the three months ended December 31, 2022. Other lease operating costs for the Barnett Shale were $16.40 per BOE for the three months ended December 31, 2022, an increase of approximately $0.79 per BOE from the year-ago quarter, due to higher gathering, transportation and other expenses as a result of higher commodity prices.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $2.1 million or 184.3% from the year-ago quarter of $1.1 million to $3.2 million for the current quarter primarily due to an increase in production. On a per unit basis, depletion expense was $4.76 per BOE and $2.45 per BOE for the three months ended December 31, 2022 and 2021, respectively. The depletable base of our unit of production calculation increased due to our acquisitions in fiscal year 2022 and increases in our future development costs associated with our proved undeveloped reserve additions at fiscal year-end 2022. These increases were partially offset by an increase in proved reserve volumes.

General and Administrative Expenses

General and administrative expenses for the current quarter increased $0.6 million, or 39.8%, to $2.1 million compared to $1.5 million for the year-ago quarter. The increase is primarily due to approximately $0.2 million for salary and employee benefits due to additional personnel and $0.1 million for professional fees associated with the CEO search.

Stock-based Compensation Expense

Stock-based compensation expense for the current quarter increased $0.2 million, or 49.7%, to $0.5 million compared to $0.3 million for the year-ago quarter. The increase is primarily due to new awards granted during the current quarter. Approximately $0.1 million of the current quarter increase related to a one-time share award granted in November 2022 which vested and was fully expensed immediately.

Net Gain (Loss) on Derivative Contracts

Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized (gains) losses on our average realized prices for the periods presented. As a result of our acquisitions during fiscal year 2022 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms set in the Senior Secured Credit Facility to hedge a portion of our production. The increase in commodity prices since entering into the hedges and the subsequent decline in forward commodity prices resulted in a realized loss on hedges for the current quarter and an unrealized gain on the mark-to-market of our hedges, respectively. Our remaining hedges expire by March 2023. As of December 31, 2022, we had $0.2 million derivative asset, all of which was classified as current, and less than $0.1 million derivative liability, all of which was classified as current.

	Three Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2022	2021	Variance	Variance %
Realized gain (loss) on derivative contracts	$(224)	$—	$(224)	—%
Unrealized gain (loss) on derivative contracts	1,070	—	1,070	—%
Total net gain (loss) on derivative contracts	$846	$—	$846	—%

Average realized crude oil price per Bbl	$78.92	$70.55	$8.37	11.9%
Cash effect of oil derivative contracts per Bbl	—	—	—	—%
Crude oil price per Bbl (including impact of realized derivatives)	$78.92	$70.55	$8.37	11.9%

Average realized natural gas price per Mcf	$7.34	$5.03	$2.31	45.9%
Cash effect of natural gas derivative contracts per Mcf	(0.09)	—	(0.09)	—%
Natural gas price per Mcf (including impact of realized derivatives)	$7.25	$5.03	$2.22	44.1%

Interest Expense

Interest expense increased $0.1 million compared to the year-ago quarter primarily due to increased borrowings outstanding on our Senior Secured Credit Facility used for acquiring our Williston Basin and Jonah Field in fiscal year 2022.

Income Tax (Expense) Benefit

For the three months ended December 31, 2022, we recognized income tax expense of $2.9 million on net income before income taxes of $13.3 million compared to income tax expense of $1.7 million on net income before income taxes of $8.6 million for the three months ended December 31, 2021.

Six Months Ended December 31, 2022 and 2021

We reported net income of $21.1 million and $12.1 million for the six months ended December 31, 2022 and 2021, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Six Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2022	2021	Variance	Variance %
Net income (loss)	$21,094	$12,051	$9,043	75.0%
Revenues:
Crude oil	28,263	19,441	8,822	45.4%
Natural gas	37,218	14,628	22,590	154.4%
Natural gas liquids	7,992	7,149	843	11.8%
Total Revenue	73,473	41,218	32,255	78.3%
Operating costs:
Lease operating costs:
CO2 costs	4,206	2,814	1,392	49.5%
Ad valorem and production taxes	5,359	2,519	2,840	112.7%
Other lease operating costs	24,592	13,963	10,629	76.1%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and gas properties	6,500	2,544	3,956	155.5%
Depreciation of other property and equipment	—	4	(4)	(100.0)%
Accretion of asset retirement obligations	556	204	352	172.5%
General and administrative:
General and administrative	4,351	3,235	1,116	34.5%
Stock-based compensation	702	528	174	33.0%
Other income (expenses):
Net gain (loss) on derivative contracts	243	—	243	—%
Interest and other income	13	10	3	30.0%
Interest expense	(372)	(102)	(270)	264.7%
Income tax (expense) benefit	(5,997)	(3,264)	(2,733)	83.7%

Production:
Crude oil (MBBL)	334	284	50	17.6%
Natural gas (MMCF)	4,861	3,299	1,562	47.3%
Natural gas liquids (MBBL)	221	160	61	38.1%
Equivalent (MBOE)(1)	1,365	994	371	37.3%
Average daily production (BOEPD)(1)	7,418	5,402	2,016	37.3%

Average price per unit(2):
Crude oil (BBL)	$84.62	$68.45	$16.17	23.6%
Natural gas (MCF)	7.66	4.43	3.23	72.9%
NGL (BBL)	36.16	44.68	(8.52)	(19.1)%
Equivalent (BOE)(1)	53.83	41.47	12.36	29.8%

Average cost per unit:
Operating costs:
Lease operating costs:
CO2 costs	$3.08	$2.83	0.25	8.8%
Ad valorem and production taxes	3.93	2.53	1.40	55.3%
Other lease operating costs	18.02	14.05	3.97	28.3%
Depletion of full cost proved oil and gas properties	4.76	2.56	2.20	85.9%
General and administrative:
General and administrative	3.19	3.25	(0.06)	(1.8)%
Stock-based compensation	0.51	0.53	(0.02)	(3.8)%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $73.5 million and $41.2 million for the six months ended December 31, 2022 and 2021, respectively. The increase in revenue is primarily due to an increase in average daily equivalent production coupled with an increase in our average realized price per BOE. Average daily equivalent production increased 37.3% from 5,402 BOEPD in the prior year period to 7,418 BOEPD in the current period. Production increases were driven by the acquisitions of non-operated working interests in the Jonah Field and Williston Basin in the second half of fiscal year 2022, which increased current six months ended production by approximately 2,419 BOEPD. Our average realized commodity price (excluding the impact of derivative contracts) for the six months ended December 31, 2022 increased approximately $12.36 per BOE, or 29.8%, over the prior year period. Realized oil and natural gas prices increased approximately 24% and 73%, respectively, over the prior year period. This increase is offset by a decrease in realized NGL prices from the prior year period.

Lease Operating Costs

Ad valorem and production taxes were $5.4 million and $2.5 million for the six months ended December 31, 2022 and 2021, respectively. On a per unit basis, ad valorem and production taxes were $3.93 per BOE and $2.53 per BOE for the six months ended December 31, 2022 and 2021, respectively. The increase in ad valorem and production taxes is primarily due to increases in oil and natural gas prices and increased production volumes described above as production taxes are based on sales at the wellhead.

The following table summarizes CO2 costs per Mcf and CO2 volumes for the six months ended December 31, 2022 and 2021. CO2 purchase costs are for the Delhi Field. Under our contract with the Delhi Field operator, purchased CO2 is priced at 1% of the realized oil price in the field per MCF, plus sales taxes and transportation costs as per contract terms.

	Six Months Ended
	December 31,
	2022	2021	Variance	Variance %
CO2 costs per MCF	$1.06	$0.89	$0.17	19.1%
CO2 volumes (MMCF per day, gross)	90.4	71.7	18.7	26.1%

The $1.4 million increase in CO2 costs for the six months ended December 31, 2022 was primarily due to a 26.1% increase in purchased CO2 volumes combined with a 19.1% increase in CO2 costs per MCF, which was driven by a 23.6% increase in our average realized oil price. CO2 purchases were temporarily suspended throughout the prior year period due to a detected pressure loss in the pipeline that supplies newly purchased CO2 to the Delhi field. Additionally, CO2 purchase nominations increased from the prior year period to compensate for reduced reservoir pressure. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. We do not have any ownership in the pipeline which is owned and operated by Denbury. On a per unit basis, CO2 costs were $3.08 per BOE and $2.83 per BOE for the six months ended December 31, 2022 and 2021, respectively.

Compared to the prior year period, other lease operating costs increased 76.1% in the six months ended December 31, 2022 primarily due to the acquisitions of non-operating working interest in the Jonah Field and Williston Basin in the second half of fiscal year 2022. Other lease operating costs per BOE for our Jonah Field and Williston Basin were approximately $10.27 per BOE and $25.28 per BOE, respectively, for the six months ended December 31, 2022. Other lease operating costs for the Barnett Shale were $19.46 per BOE for the six months ended December 31, 2022, an increase of approximately $7.12 per BOE from the prior year period, due to higher gathering, transportation and other expenses as a result of higher commodity prices.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $4.0 million or 155.5% from $2.5 million to $6.5 million for the six months ended December 31, 2022 primarily due to an increase in production. On a per unit basis, depletion expense was $4.76 per BOE and $2.56 per BOE for the six months ended December 31, 2022 and 2021, respectively. The depletable base of our unit of production calculation increased due to our acquisitions in fiscal year 2022 and increases in our future development costs associated with our proved undeveloped reserve additions at fiscal year-end 2022. These increases were partially offset by an increase in proved reserve volumes.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2022 increased $1.1 million, or 34.5%, to $4.4 million compared to $3.2 million for the prior year period. The increase is primarily due to approximately $0.2 million for salary and employee benefits due to additional personnel added since the prior year period and $0.3 million in professional fees associated with our search for a CEO. The remaining increase is associated with fees for accounting and audit-related services.

Stock-based Compensation Expense

Stock-based compensation expense for the six months ended December 31, 2022 increased $0.2 million, or 33.0%, to $0.7 million compared to $0.5 million for the prior year period. The increase is primarily due to new awards granted during the current year period. Approximately $0.1 million of the current year period increase related to a one-time share award granted in November 2022 which vested and was fully expensed immediately.

Net Gain (Loss) on Derivative Contracts

Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized (gains) losses on our average realized prices for the periods presented. As a result of our acquisitions during fiscal year 2022 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms set in the Senior Secured Credit Facility to hedge a portion of our production. The increase in commodity prices since entering into the hedges and the subsequent decline in forward commodity prices resulted in a realized loss on hedges for the current year period and an unrealized gain on the mark-to-market of our hedges, respectively. Our remaining hedges expire by March 2023. As of December 31, 2022, we had $0.2 million derivative asset, all of which was classified as current, and less than $0.1 million derivative liability, all of which was classified as current.

	Six Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2022	2021	Variance	Variance %
Realized gain (loss) on derivative contracts	$(1,946)	$—	$(1,946)	—%
Unrealized gain (loss) on derivative contracts	2,189	—	2,189	—%
Total net gain (loss) on derivative contracts	$243	$—	$243	—%

Average realized crude oil price per Bbl	$84.62	$68.45	$16.17	23.6%
Cash effect of oil derivative contracts per Bbl	(0.73)	—	(0.73)	—%
Crude oil price per Bbl (including impact of realized derivatives)	$83.89	$68.45	$15.44	22.6%

Average realized natural gas price per Mcf	$7.66	$4.43	$3.23	72.9%
Cash effect of natural gas derivative contracts per Mcf	(0.35)	—	(0.35)	—%
Natural gas price per Mcf (including impact of realized derivatives)	$7.31	$4.43	$2.88	65.0%

Interest Expense

Interest expense increased $0.3 million for the six months ended December 31, 2022 compared to the prior year period primarily due to increased borrowings outstanding on our Senior Secured Credit Facility used for acquiring our Williston Basin and Jonah Field in fiscal year 2022.

Income Tax (Expense) Benefit

For the six months ended December 31, 2022, we recognized income tax expense of $6.0 million on net income before income taxes of $27.1 million compared to income tax expense of $3.3 million on net income before income taxes of $15.3 million for the six months ended December 31, 2021.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. For the derivative contracts settled during fiscal 2023 and 2022, we did not post collateral. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 7, “Derivatives” to our unaudited condensed consolidated financial statements for more details.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15(d)-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2022 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, during the quarter ended December 31, 2022, we have determined that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about the Company's purchases of its equity securities during the three months ended December 31, 2022.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs(2)	(in thousands)(2)
October 2022	—	$—	—	$25,000
November 2022	4,869	7.73	—	25,000
December 2022	3,375	6.71	—	25,000
(1)	During the three months ended December 31, 2022, all of the shares received were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.

(2)	On September 8, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25 million of its common stock through December 31, 2024. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company's common stock, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company's Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice. In December 2022, the Company entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan included a 30-day cooling off period that did not allow repurchases to commence until January 2023. The plan is effective until June 30, 2023, unless extended or renewed by the Company, and has a maximum authorized amount of $5 million over that period. The Company may alter the terms of the plan from time to time to the extent it determines changes are necessary to achieve the intended objectives of the repurchase program.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Effective February 6, 2023, the Company filed restated Articles of Incorporation (as restated, the “Articles of Incorporation”) with the Nevada Secretary of State.  The restated Articles of Incorporation do not change any provisions of the Company’s Articles of Incorporation; they merely consolidate previously filed amendments.  The restated Articles of Incorporation are filed herewith as Exhibit 3.1 and incorporated herein by reference.

Also effective February 6, 2023, the Company filed a withdrawal of the Certificate of Designation, Rights and Preferences for its 8.5% Series A Cumulative Preferred Stock, of which no shares are issued and outstanding.

Item 6. Exhibits

The following documents are included as exhibits to the Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

3.1*	Restated Articles of Incorporation
3.2	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed February 7, 2002)
3.3	Certificate of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 of our Registration Statement on Form SB-2/A filed October 19, 2005)
3.4	Certificate of Designation of Rights and Preferences for 8.5% Series A Cumulative Preferred Stock (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed June 29, 2011)
3.5	Amended Bylaws (incorporated by reference to Exhibit 2.1 of our Annual Report on Form 10-KSB filed March 31, 2004)
10.9†*	Employment Offer Letter to Kelly Loyd dated October 25, 2022.
31.1**	Certification of Principal Executive Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Attached hereto.

** Furnished herewith.

† Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evolution Petroleum Corporation
Date: February 8, 2023	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director
	By:	/s/ RYAN STASH
Ryan Stash Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer