Form 10-K
period 2023-06-30
EVOLUTION PETROLEUM CORP
filed 2023-09-13
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on December 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $7.55 on the NYSE American was $233.4 million.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of September 8, 2023, was 33,235,723.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2023 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report are incorporated by reference into Part III of this report.

EVOLUTION PETROLEUM CORPORATION

2023 ANNUAL REPORT ON FORM 10-K

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

FORWARD-LOOKING STATEMENTS

This Form 10-K and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, except for statements of historical fact, are forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “may,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors, which may include, but are not limited to, the following:

●	our expectations of plans, strategies and objectives, including anticipated development activity and capital spending;
●	our capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength;
●	the benefits of our multi-basin portfolio, including operational and commodity flexibility;
●	our ability to maximize cash flow and the application of excess cash flows to pay dividends and repurchase shares pursuant to our share repurchase program;
●	estimates of our oil, natural gas and NGLs production and commodity mix;
●	anticipated oil, natural gas and NGL prices;
●	anticipated drilling and completions activity;
●	estimates of our oil, natural gas and NGL reserves and recoverable quantities;
●	our ability to access credit facilities and other sources of liquidity to meet financial obligations throughout commodity price cycles;
●	limitations on our ability to obtain funding based on environmental, social, and corporate governance (“ESG”) performance;
●	future interest expense;
●	our ability to manage debt and financial ratios, finance growth and comply with financial covenants;
●	the implementation and outcomes of risk management programs, including exposure to commodity price and interest rate fluctuations, the volume of oil and natural gas production hedged, and the markets or physical sales locations hedged;
●	the impact of changes in federal, state, provincial and local, rules and regulations;
●	anticipated compliance with current or proposed environmental requirements, including the costs thereof;
●	the possible impact of greenhouse gas (“GHG”) emissions limitations and renewable energy incentives;
●	adequacy of provisions for abandonment and site reclamation costs;
●	our operational and financial flexibility, discipline and ability to respond to evolving market conditions;
●	the declaration and payment of future dividends and any anticipated repurchase of our outstanding common shares;
●	the adequacy of our provision for taxes and legal claims;
●	our ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses;
●	our competitiveness relative to our peers, including with respect to capital, materials, people, assets and production;
●	oil, natural gas and NGL inventories and global demand for oil, natural gas and NGLs;
●	the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment;
●	adverse weather events;
●	anticipated staffing levels;
●	anticipated payments related to our commitments, obligations and contingencies, and the ability to satisfy the same; and
●	the possible impact of accounting and tax pronouncements, rule changes and standards.

Readers are cautioned against unduly relying on forward-looking statements which, by their nature, involve numerous assumptions and are subject to both known and unknown risks and uncertainties (many of which are beyond our control) that may cause actual events or results to differ materially and/or adversely from those expressed or implied, which include, but are not limited to the following assumptions:

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

When considering any forward-looking statement, the reader should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil, natural gas and NGLs, operating risks and other risk factors as described in Part I, Item 1A. Risk Factors and elsewhere in this report and as also may be described from time to time in future reports we file with the Securities and Exchange Commission. Readers should also consider such information in conjunction with our consolidated financial statements and related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

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

LOE	Lease Operating Expense(s); a current period expense incurred to operate a well.
MBBL	One thousand barrels.
MMBBL	One million barrels.
MBOE	One thousand barrels of oil equivalent.
MBOEPD	One thousand barrels of oil equivalent per day.
MMBOE	One million barrels of oil equivalent.
MCF	One thousand cubic feet of natural gas at standard conditions, being approximately sea level pressure and 60 degrees Fahrenheit temperature.
MMCF	One million cubic feet of natural gas at standard conditions, being approximately sea level pressure and 60 degrees Fahrenheit temperature.
MMBTU	One million British Thermal Units.
Mineral Royalty Interest	A royalty interest that is retained by the owner of the minerals underlying a lease. See “Royalty Interest.”

Net Acres or Net Wells	The sum of the fractional working interests owned in gross acres or gross wells.
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

PART I

Item 1.   Business

Note: See Glossary of Selected Petroleum Industry Terms starting on page iv.

General

Evolution Petroleum Corporation (“Evolution,” and together with its consolidated subsidiaries, the “Company”, “our”, “we, “us” or similar terms) is an independent energy company focused on maximizing total returns to its shareholders through the ownership of and investment in onshore oil and natural gas properties in the United States. Our long-term goal is to maximize total shareholder return from a diversified portfolio of long-life oil and natural gas properties built through acquisition and through selective development opportunities, production enhancement, and other exploitation efforts on our oil and natural gas properties.

Recent Developments

Dividend Declaration

On September 11, 2023, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable September 29, 2023.

Senior Secured Credit Facility

On May 5, 2023, we entered into the Tenth Amendment to our Senior Secured Credit Facility which has a current borrowing base of $50.0 million. This amendment, among other things, extends the maturity of our Senior Secured Credit Facility to April 9, 2026 and converts our benchmark interest rate from London Interbank Offered Rate (“LIBOR”) to a Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.05%. For further discussion of this amendment and our Senior Secured Credit Facility, see “Liquidity and Capital Resources” within Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

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

Share Repurchase Program

On September 8, 2022, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $25.0 million of our common stock in the open market through December 31, 2024. We intend to fund repurchases from available working capital and cash provided by operating activities. As we continue to focus on our goal of maximizing total shareholder return, the Board of Directors and management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of our shares, our capital needs and resources, the market price of our common stock, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by our Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice.

Once we completed repayment of borrowings on our Senior Secured Credit Facility and emerged from our blackout period in December 2022, we entered into a Rule 10b5-1 plan that authorized a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan included a 30-day cooling off period that did not allow repurchases to commence until January 2023. The plan was effective until June 30, 2023 and had a maximum authorized amount of $5.0 million over that period. During the year ended June 30, 2023, 0.6 million shares of our common stock were repurchased under the plan at a total cost of approximately $3.9 million, including incremental direct transaction costs. These treasury shares were subsequently cancelled. We may enter into additional Rule 10b5-1 plans in the future, the terms of which will be approved by the Board of Directors.

Business Strategy

Our business strategy is to maximize total shareholder return based on our assessment of the operating environment and marketplace, subject to our obligations to other stakeholders. The key elements of our strategy to accomplish our goal of maximizing shareholder return are:

●	Maintaining a strong balance sheet and conservative financial management;
●	Growing the asset base through investment in our existing properties, direct acquisitions of new low decline, long-life oil and natural gas properties, selective development opportunities, or accretive acquisitions of similar companies; and
●	Returning cash to shareholders by sustaining and growing our dividend payout over time or repurchases of our shares in the open market.

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

Williston Basin
Hamilton Dome Field
Jonah Field
Delhi Field
Barnett Shale

Jonah Field – Sublette County, Wyoming

Our non-operated interests in the Jonah Field, a natural gas and NGL property in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 950 net acres all held by production. The properties are operated by Jonah Energy (“Jonah”), an established operator in the geographic region.

For the year ended June 30, 2023, our average net daily production from the Jonah Field properties was 1.9 MBOEPD consisting of 90% natural gas, 5% NGLs, and 5% oil. Hydrocarbons produced from our Jonah Field properties are sold to West Coast markets.

Williston Basin – Williston, North Dakota

Our non-operated interests in the Williston Basin, oil and natural gas producing properties, consist of approximately 39% average net working interest and approximately 33% average net revenue interest located on approximately 43,300 net acres (approximately 92% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are operated by Foundation Energy Management (“Foundation”), an established operator in the geographic region.

For the year ended June 30, 2023, our average net daily production from the Willison Basin properties was 0.5 MBOEPD consisting of 78% oil, 13% NGLs, and 9% natural gas. The primary producing reservoirs are the Three Forks, Pronghorn, and Bakken formations. Hydrocarbons produced from the Williston Basin properties are sold to local refineries and purchasers.

Barnett Shale - North Texas

Our non-operated interests in the Barnett Shale, a natural gas and NGL producing shale reservoir, consist of approximately 17% average net working interest and approximately 14% average net revenue interest (inclusive of small overriding royalty interests) located on approximately 21,000 net acres held by production across nine North Texas counties (Bosque, Denton, Erath, Hill, Hood, Johnson, Parker, Somervell, and Tarrant), in the Barnett Shale. The oil and natural gas properties are primarily operated by Diversified Energy Company with approximately 10% of wells operated by six other operators.

For the year ended June 30, 2023, our average net daily production from the Barnett Shale properties was 3.2 MBOEPD consisting of 76% natural gas, 23% NGLs, and 1% oil. The producing reservoir is the Barnett Shale, which is also the source rock. Hydrocarbons produced from our Barnett Shale properties are sold to Gulf Coast markets.

Hamilton Dome – Hot Springs County, Wyoming

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

For the year ended June 30, 2023, our average net daily production from the Hamilton Dome Field properties was 0.4 MBOEPD consisting of 100% oil. The primary producing reservoirs in the field are the Tensleep and Phosphoria. Produced oil from the field is subject to Western Canadian Select pricing.

Delhi Field – Enhanced Oil Recovery CO2 Flood – Onshore Louisiana

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

For the year ended June 30, 2023, our average net daily production from the Delhi Field properties was 1.1 MBOEPD consisting of 80% oil and 20% NGLs. The primary producing reservoirs in the field are the Tuscaloosa and Paluxy formations. Produced oil from the field is priced off of Louisiana Light Sweet (“LLS”) crude, which often trades at a premium to West Texas Intermediate (“WTI").

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

Summary of Oil & Gas Reserves for Fiscal Year Ended 2023

Our proved reserves as of June 30, 2023, denominated in thousands of barrels of oil equivalent (“MBOE”), were estimated by our independent reservoir engineers, Netherland, Sewell & Associates, Inc. (“NSAI”) and DeGolyer and MacNaughton (“D&M”), both worldwide petroleum consultants.

NSAI evaluated the reserves for our Jonah Field and Williston Basin properties. NSAI began evaluating these properties when we acquired each of them during the fiscal year ended June 30, 2022. The scope and results of their procedures are summarized in a letter from the firm, which is included as Exhibit 99.1 to this Annual Report on Form 10-K.

D&M evaluated the reserves for our Barnett Shale, Hamilton Dome, and Delhi Field properties. The scope and results of their procedures are summarized in a letter from the firm, which is included as Exhibit 99.2 to this Annual Report on Form 10-K.

The following table sets forth our estimated proved reserves as of June 30, 2023. For additional reserve information, see our Supplemental Disclosure about Oil and Natural Gas Properties (unaudited) to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data. The New York Mercantile Exchange (“NYMEX”) previous 12-month unweighted arithmetic average first-day-of-the-month price used to calculate estimated revenues was $83.23 per barrel of oil and $4.78 per MMBtu of natural gas. The net price per barrel of NGLs was $33.71, which does not have any single comparable reference index price. The NGL price was based on historical prices received. For periods for which no historical price information was available, we used comparable pricing in the geographic area. Pricing differentials were applied based on quality, processing, transportation, location and other pricing aspects for each individual property and product.

Proved Reserves as of June 30, 2023

	Oil	Natural Gas	NGLs	Total Reserves	Percent of
Reserve Category	(MBbls)	(MMcf)	(MBbls)	(MBOE)(1)	Total Proved
Proved:
Developed Producing	7,062	90,103	5,263	27,343	87.7%
Developed Non-Producing	122	29	9	136	0.4%
Undeveloped	2,687	2,431	605	3,697	11.9%
Total Proved	9,871	92,563	5,877	31,176	100.0%
Product Mix	32%	49%	19%	100%

Total Proved by Property:
Jonah Field	346	34,743	417	6,554	21.0%
Williston Basin	4,219	3,655	886	5,714	18.3%
Barnett Shale	90	54,165	3,380	12,498	40.1%
Hamilton Dome Field	2,331	—	—	2,331	7.5%
Delhi Field	2,885	—	1,194	4,079	13.1%
Total Proved	9,871	92,563	5,877	31,176	100.0%
(1)	Equivalent oil reserves are defined as six Mcf of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per Mcf and NGL prices per barrel often differ significantly from the equivalent amount of oil.

Internal Controls Over Reserves Estimation Process and Qualifications of Technical Persons with Oversight for the Company’s Overall Reserve Estimation Process

Our policies regarding internal controls over reserves estimates require such estimates to be prepared by an independent petroleum engineering firm under the supervision of our internal reserve engineering team, which includes our COO. Our internal reserve engineering team has a combined experience of over 80 years in Petroleum Engineering. Our COO, the person responsible for overseeing the preparation of our reserves estimates, has a Bachelor of Science Degree in Petroleum Engineering from Texas A&M University, is a registered Professional Engineer in the State of Texas (No. 86704), has over 40 years of oil and natural gas experience including large independents and financial firm services for projects and acquisitions. Our Board of Directors also has oversight of our reserve estimation process and contains a Reserves Committee with an independent director who is a Registered Professional Engineer in the State of Texas (No. 47279) with experience in energy company reserve evaluations. Such reserve estimates comply with generally accepted petroleum engineering and evaluation principles, definitions, and guidelines as established by the SEC.

The reserves information in this filing is based on estimates prepared by NSAI and D&M. The person responsible for the preparation of the reserve report at NSAI is Matthew D. Pankey, P.E., Petroleum Engineer. Mr. Pankey, a licensed Professional Engineer in the State of Texas (No. 142931), has been practicing consulting petroleum engineering at NSAI since 2019 and has over six years of prior industry experience. The person responsible for the preparation of the reserve report at D&M is Dr. Dilhan Ilk, P.E., Executive Vice President. Dr. Ilk received a Bachelor of Science degree in Petroleum Engineering in 2003 from Istanbul Technical University and a Master’s degree and Doctorate in Petroleum Engineering in 2005 and 2010, respectively, from Texas A&M University, and he has in excess of 13 years of experience in oil and natural gas reservoir studies and evaluations and is a licensed Professional Engineer in the state of Texas (No. 139334).

We provide NSAI and D&M with our property interests, production, current operating costs, current production prices, estimated abandonment costs and other information in order for them to prepare the reserve estimates. This information is reviewed by our senior management team and designated operations personnel to ensure accuracy and completeness of the data prior to submission to the reserve engineers. The scope and results of NSAI’s and D&M’s procedures, as well as their professional qualifications, are summarized in the letters included as Exhibit 99.1 and Exhibit 99.2, respectively, to this Annual Report on Form 10-K.

Proved Undeveloped Reserves

During the year ended June 30, 2023 our proved undeveloped (“PUD”) reserves changed as follows:

	Oil	Natural Gas	NGLs	Total Reserves
Proved undeveloped reserves:	(MBbls)	(MMcf)	(MBbls)	(MBOE)(1)
June 30, 2022	2,608	2,197	623	3,597
Revisions of previous estimates	(19)	234	(38)	(18)
Improved recovery, extensions and discoveries	98	—	20	118
June 30, 2023	2,687	2,431	605	3,697
(1)	Equivalent oil reserves are defined as six Mcf of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per Mcf and NGL prices per barrel often differ significantly from the equivalent amount of oil.

Our PUD reserves were 3.7 MMBOE as of June 30, 2023, with related future development costs of approximately $71.7 million, which are primarily associated with the Williston Basin properties. The downward revisions were due to adjustments of development timing and economic assumptions at the Williston Basin properties. Extensions of 0.1 MMBOE are associated with two new wells that Denbury, the operator of the Delhi Field, is currently drilling. See “Drilling and Present Activities” below for a further discussion of our expected development of the PUDs for the Williston Basin properties.

Drilling and Present Activities

Currently, none of our oil and natural gas properties are operated by us. We therefore rely on information from our operators regarding near-term drilling programs. As certain of our properties are considered fully developed, there are no plans to drill new wells in fiscal year 2024 in the Jonah Field, the Barnett Shale, and the Hamilton Dome Field. At this time, operators of our properties at Williston Basin, Hamilton Dome Field and Delhi Field are periodically running workover rigs focusing on projects to return wells to production that have experienced mechanical issues.

At Delhi Field, the third-party operator, Denbury, is currently drilling two new down dip wells in the field. Completion and first production of these wells are expected in the first quarter of fiscal year 2024. Denbury is also evaluating the technical and economic feasibility of development of Test Site V. Should they choose to propose proceeding with this project, we anticipate being an active participant based on our current analysis of the project. As of June 30, 2023, Test Site V is not included in our proved reserves due to timing. For fiscal year 2024, at the Williston Basin, we are evaluating drilling two sidetrack locations targeting the Birdbear formation with our operator, Foundation. Efforts to continue evaluating other sidetrack locations and undeveloped drilling locations at the Williston Basin is ongoing.

For further discussion, see “Capital Expenditures” within Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Production volumes, average sales price and average production costs

The following table summarizes our crude oil, natural gas, and natural gas liquids production volumes, average sales price per unit, average daily production on an equivalent basis, production costs, and production costs per unit for the periods indicated:

	Years Ended June 30,
	2023		2022		2021
	Volume	Price	Volume	Price	Volume	Price
Production:
Crude oil (MBBL)
Jonah Field	36	$84.58	10	$112.50	—	$—
Williston Basin	144	79.38	71	101.25	—	—
Barnett Shale	9	76.12	9	82.56	2	52.50
Hamilton Dome Field	149	65.18	150	76.03	143	42.23
Delhi Field	319	81.57	358	86.57	410	49.43
Other	2	88.03	21	58.57	—	—
Total	659	$77.46	619	$85.11	555	$47.59
Natural gas (MMCF)
Jonah Field	3,675	$10.63	1,000	$7.80	—	$—
Williston Basin	96	4.48	40	6.30	—	—
Barnett Shale	5,337	4.55	6,087	5.11	963	2.73
Other	1	4.66	14	1.21	—	—
Total	9,109	$7.00	7,141	$5.49	963	$2.73
Natural gas liquids (MBBL)
Jonah Field	36	$34.76	12	$52.92	—	$—
Williston Basin	24	27.23	10	38.50	—	—
Barnett Shale	274	32.54	256	46.91	78	24.37
Delhi Field	81	34.95	83	48.02	93	18.95
Other	1	26.15	3	18.33	—	—
Total	416	$32.86	364	$46.89	171	$21.42

Equivalent (MBOE) (1)
Jonah Field(2)	685	$63.37	189	$50.57	—	$—
Williston Basin(2)	184	68.12	88	88.93	—	—
Barnett Shale	1,173	28.89	1,280	34.27	241	19.23
Hamilton Dome Field	149	65.18	150	76.03	143	42.23
Delhi Field	400	72.13	441	79.32	503	43.80
Other	2	73.71	25	52.08	—	—
Total	2,593	$49.56	2,173	$50.13	887	$36.87

Average daily production (BOEPD) (1)
Jonah Field(2)	1,877		518		—
Williston Basin(2)	504		241		—
Barnett Shale	3,214		3,507		660
Hamilton Dome Field	408		411		392
Delhi Field	1,096		1,208		1,378
Other	5		68		—
Total	7,104		5,953		2,430

Production costs (in thousands, except per BOE)
Lease operating costs	Amount	per BOE	Amount	per BOE	Amount	per BOE
Jonah Field	$12,350	$18.03	$2,990	$15.82	$—	$—
Williston Basin	5,581	30.42	2,419	27.49	—	—
Barnett Shale	20,756	17.70	22,825	17.83	3,028	12.56
Hamilton Dome Field	5,574	37.45	5,480	36.53	4,080	28.53
Delhi Field	15,275	38.22	14,933	33.86	9,463	18.81
Other	9	3.35	10	0.40	16	—
Total	$59,545	$22.96	$48,657	$22.39	$16,587	$18.69
(1)	Equivalent oil reserves are defined as six Mcf of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per Mcf and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Average daily production presented in the table above represents our fiscal year production divided by 365 days in the year. At Williston and Jonah, our average daily production since their respective acquisition dates of January 14, 2022 and April 1, 2022 through June 30, 2022, was 0.5 MBOEPD and 2.1 MBOEPD, respectively.

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we own a working interest as of June 30, 2023.

	Company Operated		Non-Operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	—	—	344	84.3	344	84.3
Natural gas	—	—	1,491	216.8	1,491	216.8
Total	—	—	1,835	301.1	1,835	301.1

Acreage

The following table sets forth certain information regarding our developed and undeveloped lease acreage as of June 30, 2023. Developed acreage refers to acreage on which wells have been drilled or completed to a point that would allow production of oil and natural gas in commercial quantities. Undeveloped acreage refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities whether or not the acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total
Field(1)	Gross	Net	Gross	Net	Gross	Net
Jonah Field, Wyoming	5,280	956	—	—	5,280	956
Williston Basin, North Dakota	124,800	37,306	20,943	6,020	145,743	43,326
Barnett Shale, Texas	123,777	20,918	—	—	123,777	20,918
Hamilton Dome Field, Wyoming	5,908	1,389	—	—	5,908	1,389
Delhi Field, Louisiana	9,126	2,180	4,510	1,077	13,636	3,257
Total(2)	268,891	62,749	25,453	7,097	294,344	69,846
(1)	Except for our undeveloped acreage in Williston Basin, North Dakota (see expiration table below), all acreage, including any undeveloped, nonproductive or undrilled acreage, is held by existing production as long as continuous production is maintained in the unit.
(2)	This table excludes acreage attributable to small overriding royalty interests retained in various formations in the Texas Giddings Field area. Except for de minimis production that began on two leases during late fiscal year 2019, none of such acreage is currently producing and our interests are subject to expiration if leases are not maintained by others or commercial production is not established. It does not currently appear likely that we will obtain any significant value from these interests and no reserves have been assigned to any of the Giddings’ interests.

The table below reflects our net undeveloped acreage in Williston Basin, North Dakota as of June 30, 2023 that will expire each year if we do not establish production in paying quantities on the units in which such acreage is included to maintain the lease:

Net Acreage
Fiscal Year	Expiration(1)
2024	440
2025	1,664
2026	860
2027	—
2028 & beyond	309
3,273
(1)	Excluded 2,747 net acres held by existing production as long as continuous production is maintained in the unit.

Markets and Customers

Our production is marketed to third parties in a manner consistent with industry practices. In the United States market where our properties are operated, crude oil, natural gas, and NGLs are readily transportable and marketable. In the

Jonah Field, we take our natural gas and NGL working interest production in-kind and market separately to purchasers on six-month contracts for natural gas and to Enterprise Products Partners L.P. for NGLs. We do not currently market our share of oil, natural gas, or NGLs production from the Williston Basin, the Barnett Shale, the Hamilton Dome Field, or the Delhi Field separately from the operators’ shares of production. Although we have the right to take our working interest production in-kind, we are currently selling our production through the field operators pursuant to the delivery and pricing terms of their sales contracts. Under such arrangements, we typically do not know the identity of the buyers.

As a non-operator, we are highly dependent on the success of our third-party operators and the decisions made in connection with their operations. With the exception of the Jonah Field, our third-party operators sell our oil, natural gas, and NGLs to purchasers, collect the cash, and distribute the cash to us. In the year ended June 30, 2023, approximately 83% of our total revenues were realized from the Jonah Field, Barnett Shale and Delhi Field combined. Diversified, our largest operator at Barnett remitted approximately 26% of our total revenue proceeds to us and at Delhi Field, Denbury, the operator of the Field, remitted approximately 22% of our total revenue proceeds to us. At Jonah Field, where we take our natural gas and NGL production in-kind, during the current year, we sold approximately 17% of our total revenues to Conoco Phillips. In the year ended June 30, 2022, three operators each distributed over 10% of our oil, natural gas and NGL revenues making up approximately 83% of total revenues for the year.

The loss of a purchaser at any of our five major producing properties or disruption to pipeline transportation from these fields could adversely affect our net realized pricing and potentially our near-term production levels.

Market Conditions

Prices we receive for crude oil, natural gas, and NGLs are influenced by many factors that are beyond our control, the exact effect of which is difficult to predict. These factors include changes in supply and demand, the relative strength of the U.S. dollar, government regulation, weather, and actions of major foreign producers.

Oil and natural gas prices over the past few years have been volatile and we expect that volatility to continue. Worldwide factors such as global health pandemics, geopolitical, international trade disruptions and tariffs, macroeconomics, supply and demand, refining capacity, petrochemical production, and derivatives trading, among others, influence prices for oil, natural gas, and NGLs. Local and domestic factors also influence prices for oil, natural gas, and NGLs and include increasing or decreasing production trends, quality differences, regulation, legislation and transportation issues unique to certain producing regions and reservoirs.

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

While there are many different types of derivative instruments available, historically we have used costless collars and fixed-price swaps to attempt to manage price risk. Costless collar agreements are put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. All costless collar agreements provide for payments to counterparties if the settlement price under the agreement exceeds the ceiling and payments from the counterparties if the settlement price under the agreement is below the floor. The fixed-price swap agreements call for payments to, or receipts from, counterparties depending on whether the index price of oil or natural gas for the period is greater or less than the fixed price established for the period contracted under the fixed-price swap agreement.

It is our policy to enter into derivative contracts only with counterparties that are creditworthy financial institutions deemed by management as competent and competitive market makers. We will continue to evaluate the benefit of employing derivatives in the future. Our hedge strategies and objectives may change as our operational profile changes. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk and Note 7, “Derivatives” to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data for additional information.

Government Regulation

As an oil and natural gas exploration and production company, our interests are subject to numerous legal requirements.

Regulation of Oil and Natural Gas Production

Federal, state and local authorities have promulgated extensive rules covering oil and natural gas exploration, production and related operations. Those regulations require our third-party operator to obtain permits, post bonds and submit reports. They also may address conservation, including unitization or pooling of oil and natural gas properties, well locations, the method of drilling and casing wells, surface use and restoration of properties where wells are drilled, sourcing and disposal of water used in the process of drilling, completion and abandonment, the establishment of maximum rates of production from wells, and plugging and abandonment of wells. The effect of these regulations is to limit the amount of oil and natural gas that we can produce and to limit the number of wells or the locations at which we can produce. Moreover, many states impose a production or severance tax with respect to the production and sale of oil, natural gas and natural gas liquids within their jurisdictions. Failure to comply with any applicable legal requirements may result in substantial penalties. Because such regulations are frequently amended or reinterpreted, we are unable to predict future compliance costs or impacts. Significant expenditures may be required to comply with governmental laws and regulations, however, and may have a material adverse effect on our financial condition and results of operations.

Regulation of Transportation of Oil and Natural Gas

The prices for crude oil, condensate and natural gas liquids and natural gas are negotiated and not currently regulated. But Congress, which has been active in oil and natural gas regulation, could impose price controls in the future.

Our sales of crude oil and natural gas are affected by the availability, terms and cost of transportation. The Federal Energy Regulatory Commission (“FERC”) primarily regulates interstate oil and natural gas transportation rates. In some circumstances, FERC regulations also may affect intrastate pipelines. In addition, states may impose on intrastate pipelines various obligations relating to such matters as safety, environmental protection, nondiscriminatory take and pay rates. The basis for intrastate oil and natural gas pipeline regulation, and the degree of regulatory oversight and scrutiny given to such matters, vary from state to state. To the extent effective interstate and intrastate rates are equally applicable to all comparable shippers, we believe that the regulation of oil and natural gas transportation rates will not affect our business in any way that is of material difference from those of our competitors who are similarly situated.

Environmental Matters

Our properties are subject to extensive and changing federal, state and local laws and regulations relating to the protection of the environment, worker safety and human health. Such requirements may address:

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

Failure to comply with such requirements may result in a variety of sanctions, including fines, administrative orders and injunctions. In addition, issuing authorities may revoke, adversely condition or deny permits necessary for our operations. In the opinion of management, our properties are in substantial compliance with applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements. Nevertheless, changes in existing environmental laws and regulations or in interpretations thereof could have a significant impact on our company, as well as the oil and natural gas industry in general. Significant environmental requirements that may affect our operations are described below.

The Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict liability, and in some cases joint and several liability, on owners and operators of sites and on persons who arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for neighboring landowners or other third parties to also file claims for personal injury and property damage allegedly caused by any hazardous substances released into the environment. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” our operations do entail handling other chemicals that may be subject to the statute. In addition, state laws affecting our properties may impose cleanup liability relating to petroleum and petroleum related products. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste.” Violations may result in substantial fines. Although RCRA currently classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous, thereby subjecting our operations to more stringent handling and disposal requirements. In some circumstances, moreover, RCRA authorizes both the federal government and private persons to seek injunctions requiring the cleanup of wastes, whether hazardous or non-hazardous.

The Endangered Species Act (“ESA”) protects fish, wildlife and plants that are listed as threatened or endangered. Under the ESA, exploration and production operations may not significantly impair or jeopardize a protected species or its habitat. The ESA provides for criminal penalties for willful violations. Our operations also may be subject to other statutes that protect animals and plants such as the Migratory Bird Treaty Act. Although we believe that our properties are in compliance with such statutes, any change in these statutes or any reclassification of a species as endangered could subject our company (directly or indirectly through our third-party operators) to significant expenses to modify operations, could force discontinuation of certain operations altogether and could limit the locations our third-party operators may utilize in the future.

The Clean Air Act (“CAA”) is the comprehensive federal law addressing sources of air emissions. Oil and natural gas production and natural gas processing operations are among the many source categories subject to the CAA. Regulated emissions from oil and natural gas operations include sulfur dioxide, volatile organic compounds (“VOCs”) and hazardous air pollutants such as benzene, among others.

In particular, the Environmental Protection Agency (“EPA”) issued proposed CAA regulations in November 2021, which it strengthened and expanded in November 2022, that would impose more comprehensive restrictions on emissions of methane (a greenhouse gas) and VOCs from new, existing and modified facilities in the oil and gas sector. Among other things, EPA’s proposed new rule would require states to implement plans that meet or exceed established emission reduction guidelines for oil and natural gas facilities. These regulations and proposals and any other new regulations requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, results of operations and financial condition.

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

Pursuant to the Safe Drinking Water Act, EPA (or an authorized state) regulates the construction, operation, permitting, and closure of injection wells used to place oil and natural gas wastes and other fluids underground for enhanced hydrocarbon recovery, storage or disposal. The primary objective of injection well operating requirements is to ensure the mechanical integrity of the injection apparatus and to prevent migration of fluids from the injection zone into underground sources of drinking water. Underground injection associated with oil and gas operations, particularly the disposal of produced water, has been linked in some cases to localized earthquakes. This in turn has led to new legislative and regulatory initiatives, which have the potential to restrict injection in certain wells or limit operations in certain areas.

Certain of the oil and natural gas production in which we have an interest is developed from unconventional sources that require hydraulic fracturing as part of the completion process. Hydraulic fracturing involves the injection into the formation of water, sand and chemicals under pressure to stimulate production. From time to time, legislation has been proposed in the United States Congress to repeal the Safe Drinking Water Act’s exemption for hydraulic fracturing from the definition of “underground injection” and to require federal permitting of hydraulic fracturing. If ever enacted, such legislation would add to costs for hydraulic fracturing.

Scrutiny of hydraulic fracturing activities continues in other ways. Several states where our properties are located have proposed or adopted legislative or regulatory restrictions on hydraulic fracturing. A number of municipalities likewise have enacted bans on hydraulic fracturing. We cannot predict whether any other legislation restricting hydraulic fracturing will be enacted and if so, what its provisions would be. If additional levels of regulation and permits were to be required through the adoption of new laws and regulations at the federal, state or local level, it could lead to delays, increased operating costs and process prohibitions that could materially adversely affect our revenue and results of operations.

The National Environmental Policy Act (“NEPA”) requires federal agencies to assess the environmental effects of their proposed actions prior to making decisions. Among the broad range of actions covered by NEPA are decisions on permit applications and federal land management. Many of the activities of our third-party operators involve federal decisions subject to NEPA. Such federal actions may trigger robust NEPA review, which could lead to delays and increased costs that could materially adversely affect our revenues and results of operations. In 2022, moreover, the Biden Administration reversed changes to NEPA rules enacted under the Trump Administration that had been intended to streamline NEPA review. The revised regulations lay the foundation for additional scrutiny of impacts on climate change, which could affect the assessment of projects ranging from oil and gas leasing to development on public and Indian lands.

Climate Change

Climate change has become a major public concern and policy issue in the United States and around the world.  Much of the debate has focused on greenhouse gas (“GHG”) emissions from oil and natural gas, particularly carbon dioxide and methane.

In the United States, there is no comprehensive federal regulatory statute addressing climate change, although Congress does periodically consider such measures. At the federal level, the United States therefore has primarily addressed climate change through executive actions and regulatory initiatives pursuant to existing statutes. These include rejoining the Paris Agreement on climate change, the Biden Administration’s commitment to cut greenhouse gas emissions by 2030 to 50-52 percent of 2005 levels, various executive orders, limiting land available for oil and gas leasing, the United States Methane Emissions Reduction Action Plan (intended to reduce overall methane emissions by 30% below 2020 levels by 2030), and Clean Air Act rules (such as the November 2021 proposal to regulate methane from the oil and gas sector). In addition, several states have already implemented or are considering programs to reduce GHG emissions. These include cap and trade programs, promotion of alternative forms of energy, transportation standards and restrictions on particular GHGs. To the extent that new climate change measures are adopted, and our third-party operators must further control GHG emissions, our business may be adversely impacted.

In addition, recent court decisions have left open the question of whether tort claims alleging property damage may proceed against sources of GHG emissions under state common law. Thus, there is some litigation risk for such claims.

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

Human Capital, Sustainability, and ESG

Employees

As of June 30, 2023, we had eleven full-time employees, not including contract personnel and outsourced service providers. Due to our current focus on non-operating properties, our staff is disproportionately weighted towards higher wage professionals. We believe that we have positive relations with our employees. Our team is broadly experienced in oil and natural gas operations, development, acquisitions, and financing. We follow a strategy of outsourcing most of our property accounting, human resources, administrative, and other non-core functions. For our full-time employees, our benefits package, as determined by our Board of Directors, includes medical, dental, and vision insurance, short-term disability, 401(k) contributions based on a portion of the employee’s base salary, short and long-term performance-based and service-based incentive pay (i.e., annual bonuses and stock awards), and paid time off.

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

Sustainability and ESG

In fiscal year 2023, we formed a Sustainability Committee which is responsible for overseeing our Environmental Social Governance (“ESG”) initiatives. In fiscal year 2021-2022, under the supervision of our Board of Directors, the Nominating and Corporate Governance committee, and senior management, the foundation of our sustainability efforts and CSR were led by an ESG Task Force. Evolution’s most recent CSR was published in October 2022. This report is accessible on our website at www.evolutionpetroleum.com.

The ESG Task Force formalized our existing ESG programs, proposed and implemented new ESG initiatives, monitored adherence to our internal and third-party sustainability standards, and provided public disclosures for our stakeholders. Each year, we continue to disclose, enhance, implement, and provide training for a number of new and existing policies and procedures. These include, but are not limited to: implementing a charitable donation program and employee volunteer initiative, an annual company-wide ESG training program for both the Board of Directors and our workforce, implementation of safety inspections and health and safety coordinators, and incorporating ESG considerations into our compensation structure.

We are committed to high standards of conduct and ethics in order to contribute to the sustainability of our business. Our core values are the base to support our strategy and long-term success. We believe integrity is paramount and we are committed to developing and producing energy resources in environmentally, socially, and ethically respectful and responsible ways. Our people are critical to our success and as such we promote and maintain a safe and inclusive work environment. We strategically plan for the long-term and strive to maintain capital discipline, stakeholder transparency, and continuous focus on returning capital to shareholders. We work with third-party operators that share our desire to operate and work responsibly, particularly for the natural environments in which they operate.

Denbury Inc., the operator of our Delhi Field property, is an industry leader in Carbon Capture, Utilization and Storage with a network of CO2 EOR operations and the United States’ largest operated system of CO2 transmission pipelines. As of year-end 2022, Denbury reportedly injects over three million tons of captured industrial-sourced CO2 annually, and has a goal to reach Net Zero for Scope 1, Scope 2 and Scope 3 CO2 emissions by 2030, primarily through increasing the amount of captured industrial-sourced CO2 used in their operations.

Jonah Energy, the operator of our Jonah Field property, is one of the leading sustainable natural gas producers in the U.S. In 2021, Jonah was the first and only U.S. company to achieve the Gold Standard Rating, announced by the United Nations Environment Programme International Methane Emissions Observatory.

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

In fiscal year 2023, we implemented our first annual voluntary Environmental Operator Questionnaire to collect various environmental metrics on behalf of our third-party operators. In addition, we host regular operations meetings with our third-party operators in which we discuss asset level operations, expenses, any environmental issues and compliance, including ESG and health and safety related topics.

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

The price we receive for our oil and natural gas significantly influences our revenue, profitability, access to capital, capital spending, and future rate of growth. At June 30, 2023, approximately 32% of our proved reserves were oil reserves, 49% were natural gas and 19% were NGLs. Oil, natural gas and NGLs are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas, and NGLs have been volatile and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control, including, but not limited to the following:

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
●the relative strength or weakness of the U.S. dollar compared to other currencies;
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
●increasing attention to ESG matters; and

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

Our existing developed oil and natural gas production will decline; we may be unable to acquire or develop the additional oil and natural gas reserves that are required in order to sustain our production and business operations.

The volume of production from developed oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Environmental issues, operating problems, or lack of extended future investment in any of our properties would cause our net production of oil, natural gas, and NGLs to decline significantly over time, which could have a material adverse effect on our financial condition.

The types of resources we focus on have substantial operational risks.

Our business plan focuses on the acquisition and development of known resources in partially depleted, naturally fractured, or low permeability reservoirs. Our Hamilton Dome Field and Delhi Field properties produce from relatively shallow reservoirs, while our Jonah Field, Williston Basin and Barnett Shale properties produce from deeper reservoirs. Shallower reservoirs usually have lower pressure, which generally translates into lower reserves volumes in place. Deeper reservoirs have higher pressures and usually more reserves volumes in place, but capturing those reserves often comes at increased drilling and completion costs and risks and, generally, a higher rate of initial production decline. Low permeability reservoirs require substantial stimulation for development of commercial production. Naturally fractured reservoirs require penetration of sufficient un-depleted fractures to establish commercial production. Depleted reservoirs require successful application of newer, or more expensive, technologies to produce incremental reserves. Our approach on the development and application of technologies on these different types of reservoirs could have a material adverse effect on our results of operations.

The CO2-EOR project in the Delhi Field, operated by Denbury, requires significant amounts of CO2 reserves, development capital, and technical expertise, the sources of which to date have been committed by the operator. On July 13, 2023, Exxon Mobil Corporation (“Exxon”) announced it had entered into a definitive agreement to acquire Denbury. Exxon’s plans with respect to the Delhi Field are unknown. Additional capital remains to be invested to fully develop the EOR project and maximize the value of the properties. The operator’s failure to manage these and other technical, environmental, operational, strategic, financial, and logistical risks may ultimately cause enhanced recoveries from the planned CO2-EOR project to fall short of our expectations in volume and/or timing. Such occurrences could have a material adverse effect on our results of operations and financial condition.

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

We periodically evaluate acquisitions of reserves, properties, prospects, leaseholds, and other strategic transactions that appear to fit within our overall business strategy. The successful acquisition of producing properties requires an assessment of several factors, including, but not limited to:

●	recoverable reserves;
●	future oil and natural gas prices and their appropriate differentials;
●	development and operating costs;
●	potential for future drilling and production;
●	validity of the seller’s title to properties, which may be less than expected at closing; and
●	potential environmental issues, litigation, and other liabilities.

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

Under the terms of our Senior Secured Credit Facility, we are required to hedge a certain portion of our anticipated oil and natural gas production for future periods when we reach a defined utilization percentage. We may also elect to hedge additional production volumes from time to time based upon our view of the attractiveness of commodity futures and the risks that downward price fluctuations might pose to our business plans. When we engage in hedging transactions, we may utilize costless collars, fixed price swaps or purchased floors to cost-effectively provide us with some protection against price changes. We have not historically designated any of our derivative instruments as hedges for accounting purposes and record all derivative instruments on our balance sheet at fair value. Changes in the fair value of our derivative instruments are recognized in earnings. Accordingly, our earnings may fluctuate significantly as a result of changes in the fair value of our future derivative instruments. Derivative arrangements may also expose us to the risk of financial loss in some circumstances, including, but not limited to, if:

●	actual production is less than the volume covered by the derivative instruments;
●	the counterparty to the derivative instrument defaults on its contract obligations; or
●	there is a change in the expected differential between the underlying price in the derivative instrument and actual price received.

In addition, in a rising commodity price environment, derivative arrangements may limit the extent to which we might benefit from increases in prices of oil and natural gas and may expose us to cash margin requirements.

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

Oil and natural gas operations are subject to extensive federal, state, and local government regulations, which may change from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas from wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state, and local laws and regulations addressing protection of human health and the environment that apply to the development, production, handling, storage, and transportation of oil, natural gas, and their by-products; the disposal of related wastes; the emission of CO2, other greenhouse gases, and volatile organic compounds; and the management of other substances and materials released, produced or used in connection with oil and natural gas operations. These laws and regulations may affect the costs, manner, and feasibility of our operations by, among other things, requiring us to make significant expenditures in order to comply and restricting the areas available for oil and gas production. Failure to comply with these laws and regulations may result in substantial liabilities to third-parties or governmental entities. In addition, we may be liable for significant environmental damages and cleanup costs, without regard to fault, for releases of hazardous materials on or from property we own or operate, even if we did not cause or contribute to the release. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations, could have a material adverse effect on us, such as by imposing new emission controls, penalties, fines and/or fees, taxes and tariffs on carbon that could have the effect of raising prices to the end user and thereby reducing the demand for our products.

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

The threat of climate change also may subject our operations and business to severe weather or other natural hazards, such as flooding, drought, wildfires, and extreme temperatures. Any such event could halt production or exploration activities, damage equipment, disrupt transportation, reduce consumer demand and significantly increase our costs.

Poor general economic, business, or industry conditions may have a material adverse effect on our results of operations, liquidity, and financial condition.

During the last few years, concerns over inflation, energy costs, volatile oil and natural gas prices, geopolitical issues, the availability and cost of credit, the United States mortgage market, uncertainties with regard to European sovereign debt, the slowdown in economic growth in large emerging and developing markets, such as China, regional or worldwide increases in tariffs or other trade restrictions, and other issues have contributed to increased economic uncertainty and diminished expectations for the global economy. Concerns about global economic conditions have had a significant adverse impact on domestic and international financial markets and commodity prices. If uncertain or poor economic, business, or industry conditions in the United States or abroad remain prolonged, demand for petroleum products could diminish or stagnate, and production costs could increase. These situations could impact the price at which we can sell our oil, natural gas, and NGLs, affect our vendors’, suppliers’, and customers’ ability to continue operations, and ultimately adversely impact our results of operations, liquidity, and financial condition.

Events outside of our control, including a pandemic or broad outbreak of an infectious disease, such as the global outbreak of a novel strain of the coronavirus (“COVID-19”), may materially adversely affect our business.

We face risks related to pandemics, outbreaks, or other public health events that are outside of our control and could significantly disrupt our operations and adversely affect our financial condition. In December 2019, COVID-19 was identified in Wuhan, China and rapidly spread around the world. This virus and its variants, and governmental actions to contain it, had material adverse economic impacts globally. These and other actions could, among other things, impact the ability of our employees and contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting, and lead to disruptions in our permitting activities and critical business relationships. Additionally, governmental restrictions intended to contain COVID-19 or future pandemics have in the past, and may in the future, significantly impact economic activity and markets and dramatically reduce actual or anticipated demand for oil and natural gas, adversely impacting the prices we receive for our production. The severity and duration of any such events are uncertain and difficult to predict, as is the extent that such events may have on our business.

Our business could be negatively affected by security threats. A cyber-attack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation, and/or financial loss.

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, processing, and financial activities. We depend on digital technology to estimate quantities of oil and natural gas reserves, manage operations, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third-party operators. Our technologies, systems, networks, seismic data, reserves information, or other proprietary information, and those of our operators, vendors, suppliers, customers, and other business partners may become the target of cyber-attacks or information security breaches. Cyber-attacks or information security breaches could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations or other operational disruptions in our exploration or production operations. Cyber-attacks are becoming more sophisticated and certain cyber incidents, such as surveillance, may remain undetected for an extended period and could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial losses from remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability. Also, computers control nearly all of the oil and natural gas distribution systems in the United States and abroad. Computers are necessary to transport our oil and natural gas production to market. A cyber-attack directed at oil and natural gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions. Cyber incidents have increased, and the United States government has issued warnings indicating that energy assets may be specific targets of cybersecurity threats. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

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

We may assume risks and financial responsibility for drilling and completing wells on our Williston Basin properties if our third-party operator declines to drill wells and it or other joint interest owners elect not to participate.

As discussed elsewhere in this report, pursuant to agreements related to our interests in the Williston Basin properties, we have the ability to propose to the operator a drilling plan for certain wells, which the operator may accept or reject. In the event the operator rejects our proposed drilling plan, we have the right to undertake all necessary activities to drill and complete the wells and related facilities in accordance with our proposed drilling plan. In the event we undertake to do so, and the operator and other joint interest owners elect not to participate, we will bear the entire liability and expense associated with drilling and completing the wells and related facilities, subject only to our right to recoup costs incurred on behalf of non-participating joint interest owners to the extent a well generates sufficient revenues to do so. We thus may be required to bear a share of such expenses to an extent that is disproportionate to our economic interest in the property. If we elect to proceed to drill and complete wells we have proposed and the operator has rejected, we also will bear many of the other risks highlighted elsewhere herein, including, without limitation, failing to find economic quantities of oil and natural gas, drilling accidents, potential environmental liabilities, unavailability of insurance at a reasonable cost to cover associated liabilities, and price increases and delivery delays for required drilling and completion equipment, products and services. Ongoing operations of any wells we elect to drill will be turned over to the operator of the property upon completion.

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

For example, in previous years, legislation has been proposed to eliminate or defer certain key U.S. federal income tax deductions historically available to oil and natural gas exploration and production companies. Such proposed changes have included: (1) a repeal of the percentage depletion allowance for oil and natural gas properties; (2) the elimination of deductions for intangible drilling and exploration and development costs; (3) the elimination of the deduction for certain production activities; and (4) an extension of the amortization period for certain geological and geophysical expenditures. Under the current Administration there is an increased risk of the enactment of legislation that alters, eliminates, or defers these or other tax deductions utilized within the industry, which could adversely affect our business, financial condition, results of operations, and cash flows.

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

As of June 30, 2023, our executive officers and directors, in the aggregate, beneficially owned approximately 2,959,269 million shares, or approximately 8.9% of our outstanding common stock and, based on recent filings with the SEC, we believe one large unaffiliated fund complex owned in excess of 8% of the outstanding shares of our common stock. As a result, a significant percentage of our common stock is concentrated in the hands of relatively few shareholders. These shareholders could potentially exercise significant influence over matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). This concentration of ownership may have the effect of delaying, deferring, or preventing any matter that requires shareholder approval, including a change in control of our company, impede a merger, consolidation, takeover, or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could have an adverse effect on the market price of our common stock.

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

Our Board of Directors declared cash dividends on our common stock for the first time in December 2013 and we have declared and paid quarterly cash dividends since that time. However, there is no certainty that dividends will be declared by our Board of Directors in the future. Any payment of cash dividends on our common stock in the future will be dependent upon the amount of funds legally available, our earnings, if any, our financial condition, our business plan, restrictions contained in current or future debt instruments, contractual covenants or arrangements we may enter into, our anticipated capital requirements, and other factors that our Board of Directors may think are relevant. Although it is our intent to maintain paying dividends to our shareholders, there is no guarantee that we will be able to do so.

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

Members of the investment community are also increasing their focus on ESG practices and disclosures, including practices and disclosures related to greenhouse gases and climate change in the energy industry in particular, and diversity and inclusion initiatives and governance standards among companies more generally. The SEC, for example, proposed new rules in 2022 that would require disclosure of various specific risks related to climate. The growing emphasis on ESG may lead the investment community to screen our ESG performance before investing in our common stock or debt securities or lending to us. Over the past few years there also has been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG-focused investments. As a result, there has been a proliferation of ESG-focused investment funds seeking ESG-oriented investment products.

If we are unable to meet the ESG standards or investment or lending criteria set by these investors and funds, we may lose investors, investors may allocate a portion of their capital away from us, our cost of capital may increase, the price of our common stock may be negatively impacted, and our reputation may be negatively affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Information regarding our properties is included in Item 1. Business above and in Note 4, “Property and Equipment” to our consolidated financial statements in Item 8. Consolidated Financial Statements and Supplementary Data, which information is incorporated herein by reference.

Item 3. Legal Proceedings

See Note 10, “Commitments and Contingencies” to our consolidated financial statements in Item 8. Consolidated Financial Statements and Supplementary Data for a description of any legal proceedings, which is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently traded on the NYSE American stock exchange under the ticker symbol “EPM”.

Shares Outstanding and Holders

As of June 30, 2023, there were 33,247,523 shares of common stock issued and outstanding. As of September 1, 2023, there were approximately 219 registered shareholders of our common stock.

Dividends

We began paying cash quarterly dividends on our common stock in December 2013. Over the last two fiscal years, we made the following cash dividends per share:

	Fiscal Year
	2023	2022
Fourth quarter ended June 30,	$0.120	$0.100
Third quarter ended March 31,	0.120	0.100
Second quarter ended December 31,	0.120	0.075
First quarter ended September 30,	0.120	0.075

As of June 30, 2023, we have paid 39 consecutive quarterly dividends on our common stock. In September 2023, the Company declared a $0.12 per share dividend payable on September 30, 2023. Any future determination with regard to the payment of dividends will be at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, results of operations, applicable dividend restrictions, capital requirements, and other factors deemed relevant by the Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans

	Number of			Number of securities
	securities to			remaining
	be issued		Weighted-average	available for future
	upon exercise		exercise	issuance under
	of outstanding		price of	equity compensation
	options,		outstanding	plans (excluding
	warrants and		Options, warrants	securities reflected
Plan category	rights (a)		and rights (b)	in column (a))(1)

Equity compensation plans approved by security holders:
Outstanding options	—		$—
Outstanding contingent rights to shares	96,398	(1)	—
Total	96,398		—	1,277,898
Equity compensation plans not approved by security holders	—		—	—
Total	96,398		$—	1,277,898
(1)	The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended, the “2016 Plan”) authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. As of June 30, 2023, we have granted 2.3 million equity awards under the 2016 Plan and 1.3 million shares of common stock remain available for future grants.

Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the three months ended June 30, 2023.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs(2)	(in thousands)(2)
April 2023	2,223	$6.89	—	$21,152
May 2023	—	—	—	21,152
June 2023	21,163	8.07	—	21,152
(1)	During the three months ended June 30, 2023, no shares were purchased under the share repurchase program, discussed further below. All of the shares listed in the table above were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.
(2)	On September 8, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company's common stock, our capital needs and resources, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company's Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice. In December 2022, the Company entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan included a 30-day cooling off period that did not allow repurchases to commence until January 2023. The plan was effective until June 30, 2023 and had a maximum authorized amount of $5.0 million over that period. We may enter into additional Rule 10b5-1 plans in the future, the terms of which will be approved by the Board of Directors.

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

Our oil and natural gas properties consist of non-operated interests in the Jonah Field in Sublette County, Wyoming, a natural gas producing field; non-operated interests in the Williston Basin in North Dakota, a producing oil and natural gas property; non-operated interests in the Barnett Shale located in North Texas, a natural gas producing property; non-operated interests in the Hamilton Dome Field located in Hot Springs County, Wyoming, a secondary recovery field utilizing water injection wells to pressurize the reservoir; non-operated interests in the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana, a CO2 enhanced oil recovery (“EOR”) project; and small overriding royalty interests in four onshore central Texas wells.

Our non-operated interests in the Jonah Field, a natural gas and NGL property in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 950 net acres. The properties are operated by Jonah Energy, an established operator in the geographic region.

Our non-operated interests in the Williston Basin, an oil and natural gas producing property, consist of approximately 39% average net working interest and approximately 33% average net revenue interest located on approximately 43,300 net acres (approximately 92% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are operated by Foundation Energy Management, an established operator in the geographic region.

Our non-operated interests in the Barnett Shale, a natural gas and NGL producing shale reservoir, consist of approximately 17% average net working interest and approximately 14% average net revenue interest (inclusive of small overriding royalty interests). The approximately 21,000 net acres are held by production across nine North Texas counties. The oil and natural gas properties are primarily operated by Diversified Energy Company with approximately 10% of wells operated by six other operators.

Our non-operated interests in the Hamilton Dome Field, a secondary recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% average net working interest, with an associated 20% average net revenue interest (inclusive of a small overriding royalty interest). The approximately 5,900 gross acre unitized field, of which we hold approximately 1,400 net acres, is operated by Merit Energy Company, who owns the vast majority of the remaining working interest in the Hamilton Dome Field. The Hamilton Dome Field is located in the southwest region of the Big Horn Basin in northwest Wyoming.

Our non-operated interests in the Delhi Field, a CO2-EOR project, consist of approximately 24% average net working interest, with an associated 19% revenue interest and separate overriding royalty and mineral interests of approximately

7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC. The Delhi Field is located in northeast Louisiana in Franklin, Madison, and Richland Parishes and encompasses approximately 14,000 gross unitized acres, or approximately 3,200 net acres.

Recent Developments

Dividend Declaration

On September 11, 2023, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable September 29, 2023.

Senior Secured Credit Facility

On May 5, 2023, we entered into the Tenth Amendment to our Senior Secured Credit Facility, which has a current borrowing base of $50.0 million. This amendment, among other things, extends the maturity of our Senior Secured Credit Facility to April 9, 2026 and converts our benchmark interest rate from LIBOR to SOFR plus a credit spread adjustment of 0.05%. For further discussion of the amendment and our Senior Secured Credit Facility, see “Liquidity and Capital Resources” below.

Appointment of Chief Operating Officer

On February 23, 2023, we announced that the Board of Directors appointed J. Mark Bunch as COO. Mr. Bunch had been providing consulting services to the Company since 2016. We entered into an offer letter with Mr. Bunch setting forth his compensation as COO on February 21, 2023.

Appointment of Chief Executive Officer

On October 27, 2022, we announced that the Board of Directors selected Kelly W. Loyd as President and CEO. Mr. Loyd had been serving as Interim CEO since June 2022 and has served as a member of the Board of Directors since 2008. We entered into an offer letter with Mr. Loyd setting forth his compensation as CEO on October 25, 2022. Upon commencing employment, Mr. Loyd no longer receives compensation for his services as a member of the Board of Directors.

Share Repurchase Program

On September 8, 2022, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $25.0 million of our common stock in the open market through December 31, 2024. We intend to fund repurchases from available working capital and cash provided by operating activities. As we continue to focus on our goal of maximizing total shareholder return, the Board of Directors and management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of our shares, our capital needs and resources, the market price of our common stock, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by our Board of Directors does not require us to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice.

Once we completed repayment of borrowings on our Senior Secured Credit Facility and emerged from our blackout period in December 2022, we entered into a Rule 10b5-1 plan that authorized a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan included a 30-day cooling off period that did not allow repurchases to commence until January 2023. The plan was effective until June 30, 2023 and had a maximum authorized amount of $5.0 million over that period. During the year ended June 30, 2023, 0.6 million shares of our common stock were repurchased under the plan at a total cost of approximately $3.9 million, including incremental direct transaction costs. These treasury shares were subsequently cancelled. We may enter into additional Rule 10b5-1 plans in the future, the terms of which will be approved by the Board of Directors.

Proved Reserves

The following table is a summary of our proved reserves as of June 30, 2023 and 2022:

	Proved Reserves
	2023	2022	Change
Proved Reserves MMBOE	31.2	36.2	(13.8)%
% Developed	88.1%	90.1%	(2.0)%
Liquids %	50.5%	50.8%	(0.3)%
Standardized Measure ($MM)	$238.2	$314.8	(24.3)%

Proved oil equivalent reserves as of June 30, 2023 were 31.2 MMBOE, a 5.0 MMBOE, or 13.8%, decrease from the previous year of 36.2 MMBOE. The net decrease in total proved reserves was primarily due production of 2.6 MMBOE and net negative revisions of 2.6 MMBOE partially offset by additions and extensions of 0.1 MMBOE. Net negative revisions of 2.6 MMBOE are primarily due to declines in SEC trailing 12-month pricing that impacted late-in-life economic limits of production, adjustment to projections and increased production costs partially offset by restored production at Hamiton Dome Field and improved economics from our differentials at Jonah Field.

The Standardized Measure for proved reserves decreased 24.3% to $238.2 million, primarily due to sales of oil, natural gas and NGLs produced during the period, decreases in reserves estimates, decreases in the SEC mandated trailing 12-month average first day of the month prices for oil and natural gas and the price received for our NGLs. Prices decreased from $85.82 per barrel of oil, $5.19 per MMBtu of natural gas and $44.24 per barrel of NGLs at June 30, 2022 to $83.23 per barrel of oil, $4.78 per MMBtu of natural gas and $33.71 per barrel of NGLs at June 30, 2023. Our proved reserves consist of 32% oil, 49% natural gas, and 19% NGLs; 88.1% are classified as proved developed producing and 11.9% are proved undeveloped.

Additional property and project information is included under Item 1. Business and in Note 4, “Property and Equipment” and our Supplemental Disclosure about Oil and Natural Gas Properties (unaudited) to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data, and in Exhibit 99.1 and 99.2 of this Form 10-K.

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

Additionally, in March 2023, the closures of Silicon Valley Bank and Signature Bank and their placement into receivership with the Federal Deposit Insurance Corporation (“FDIC”) created broad uncertainty around world-wide financial institutions and liquidity risk. While we do not have exposure to these banks, we do maintain cash balances in excess of FDIC insurance protections at banks we believe to be financially sound. We also utilize insured cash sweep deposits to maximize the amount of our cash that is protected by FDIC insurance. We also rely heavily on our third-party operators who manage their own liquidity with various financial institutions.

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

Liquidity and Capital Resources

As of June 30, 2023, we had no borrowings outstanding on our Senior Secured Credit Facility and $11.0 million in cash and cash equivalents compared to $21.3 million of borrowings on our Senior Secured Credit Facility and $8.3 million in cash and cash equivalents at June 30, 2022. Our primary sources of liquidity and capital resources during the year ended June 30, 2023 were cash provided by operations and the unused portion of our Senior Secured Credit Facility. Our primary uses of liquidity and capital resources for the year ended June 30, 2023 were repayments on our Senior Secured Credit Facility, cash dividend payments to our common stockholders, common stock repurchases, and capital expenditures on our existing oil and natural gas properties. As of June 30, 2023, working capital was $8.9 million, an increase of $2.8 million from working capital of $6.1 million as of June 30, 2022.

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

Borrowings bear interest, at our option, at either the SOFR plus 2.80% or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%. For the year ended June 30, 2023, the weighted average interest on our borrowings was 5.25%. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of June 30, 2023, we were in compliance with all covenants under the Senior Secured Credit Facility.

On May 5, 2023, we entered into the Tenth Amendment to the Senior Secured Credit Facility. This amendment, among other things, extended the maturity of our Senior Secured Credit Facility to April 9, 2026, converted our benchmark interest rate from LIBOR to SOFR plus a credit spread adjustment of 0.05%, and modified the Margined Collateral Value, as defined in the Ninth Amendment to the Senior Secured Credit Facility, to $95.0 million. We are required to enter into hedges on a rolling 12-month basis when the borrowings under the Senior Secured Credit Facility exceed 25% of the Margined Collateral Value. The required amount of hedged oil and natural gas production is related to the amount of borrowings outstanding. At each redetermination, our Margined Collateral Value takes into account the estimated value of our oil and natural gas properties, proved developed reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria.

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

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility, totaling $50.0 million as of June 30, 2023. We also have an effective shelf registration statement with the SEC under which we may issue up to $500.0 million of new debt or equity securities.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 39 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, as appropriate. On September 11, 2023, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on September 22, 2023 and payable on September 29, 2023.

On September 8, 2022, our Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $25.0 million of our common stock in the open market through December 31, 2024. We intend to fund any repurchases from working capital and cash provided by operating activities. As we continue to focus on our goal of maximizing total shareholder return, the Board of Directors along with the management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return.

Once we completed the repayment of borrowings on our Senior Secured Credit Facility and emerged from our blackout period in December 2022, we entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan included a 30-day cooling off period that did not allow repurchases to commence until January 2023. The plan was effective until June 30, 2023 and had a maximum authorized amount of $5.0 million over that period. During the year ended June 30, 2023, 0.6 million shares of our common stock were repurchased under the plan at a total cost of approximately $3.9 million, including incremental direct transaction costs. These treasury shares were subsequently cancelled. We may enter into additional Rule 10b5-1 plans in the future, the terms of which will be approved by the Board of Directors.

Capital Expenditures

For the year ended June 30, 2023, we incurred $6.2 million on development capital expenditures and $0.2 million for plugging and abandoning costs. During the latter half of fiscal year 2023, we participated in the completion and fracture stimulation of a vertical Bakken well. Toward the end of fiscal 2023 and into fiscal 2024 we have participated in the drilling of two new down dip wells in the Delhi Field. Completion and first production of the wells are expected in the first quarter of fiscal 2024.

Based on discussions with our operators, we expect capital workover projects to continue in all the fields. Overall, for fiscal year 2024, we expect budgeted capital expenditures to be in the range of $4.0 million to $5.0 million, which excludes any potential acquisitions. Our expected capital expenditures for the next 12 months include the two new drill wells at Delhi Field, discussed above, and also include Foundation, the operator of our Williston Basin properties, drilling two sidetrack locations targeting the Birdbear formation.

As of June 30, 2023, our PUD reserves included 3.7 MMBOE of reserves and approximately $71.7 million of future development costs primarily associated with the Williston Basin properties.

Funding for our anticipated capital expenditures over the near-term is expected to be met from cash flows from operations and current working capital, and as needed from borrowings under our Senior Secured Credit Facility.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of June 30, 2023 were $83.23 per barrel of oil, $4.78 per MMBtu of natural gas and $33.71 per barrel of NGLs. As of June 30, 2023, our capitalized costs of oil and natural gas properties were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of June 30, 2023 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling tests in future quarters. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required in the future. Additionally, a 10% reduction in respective commodity prices at June 30, 2023, while all other factors remained constant, would not have generated an impairment.

Overview of Cash Flow Activities

	Years Ended June 30,
	2023	2022	Change
Cash flows provided by operating activities	$51,272	$52,460	$(1,188)
Cash flows used in investing activities	(6,992)	(54,873)	47,881
Cash flows (used in) provided by financing activities	(41,526)	5,416	(46,942)
Net increase in cash and cash equivalents	$2,754	$3,003	$(249)

Cash provided by operating activities decreased $1.2 million during the fiscal year ended June 30, 2023 compared to fiscal year ended June 30, 2022 primarily due to decreases in our operating assets and liabilities from the timing of converting working capital into cash. These decreases are partially offset by increases in total revenues over our increase in operating costs. Total revenues increased $19.6 million as compared to the prior year driven by an increase in our average daily production primarily due to our acquisition of non-operated working interests in the Jonah Field and Williston Basin in April 2022 and January 2022, respectively, partially offset by decreases in the average realized price per BOE.

Cash used in investing activities for the year ended June 30, 2023 decreased $47.9 million from the prior year. In fiscal year 2022, we completed the acquisition of our Jonah Field properties totaling $26.4 million and the acquisition of our Williston Basin properties total $25.8 million. The decrease was partially offset by an increase in development capital expenditures in the current fiscal year.

Net cash flows used in financing activities for the year ended June 30, 2023 were $41.5 million which included the repayment of $21.3 million of borrowings outstanding under our Senior Secured Credit Facility, $16.1 million in dividends paid to our common stockholders, and $3.9 million paid to repurchase shares of common stock under our share repurchase program. Net cash flows provided by financing activities for the year ended June 30, 2022 were $5.4 million which primarily included $17.3 million in net borrowings under our Senior Secured Credit Facility offset by $11.8 million in dividends paid to our common stockholders.

Results of Operations

Years Ended June 30, 2023 and 2022

We reported net income of $35.2 million and $32.6 million for the years ended June 30, 2023 and 2022, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Years Ended June 30,
(in thousands, except per unit and per BOE amounts)	2023	2022	Variance	Variance %
Net income (loss)	$35,217	$32,628	$2,589	7.9%
Revenues:
Crude oil	51,044	52,683	(1,639)	(3.1)%
Natural gas	63,800	39,174	24,626	62.9%
Natural gas liquids	13,670	17,069	(3,399)	(19.9)%
Total revenues	128,514	108,926	19,588	18.0%
Operating costs:
Lease operating costs:
CO2 costs	7,375	7,708	(333)	(4.3)%
Ad valorem and production taxes	8,158	6,960	1,198	17.2%
Other lease operating costs	44,012	33,989	10,023	29.5%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	13,142	7,518	5,624	74.8%
Depreciation of other property and equipment	—	4	(4)	(100.0)%
Accretion of asset retirement obligations	1,131	531	600	113.0%
General and administrative expenses:
General and administrative	7,944	6,710	1,234	18.4%
Stock-based compensation	1,639	125	1,514	1,211.2%
Other income (expense):
Net gain (loss) on derivative contracts	513	(3,763)	4,276	(113.6)%
Interest and other income	121	95	26	27.4%
Interest expense	(458)	(572)	114	(19.9)%
Income tax (expense) benefit	(10,072)	(8,513)	(1,559)	18.3%

Production:
Crude oil (MBBL)	659	619	40	6.5%
Natural gas (MMCF)	9,109	7,141	1,968	27.6%
Natural gas liquids (MBBL)	416	364	52	14.3%
Equivalent (MBOE)(1)	2,593	2,173	420	19.3%
Average daily production (BOEPD)(1)	7,104	5,953	1,151	19.3%

Average price per unit(2):
Crude oil (BBL)	$77.46	$85.11	$(7.65)	(9.0)%
Natural gas (MCF)	7.00	5.49	1.51	27.5%
Natural Gas Liquids (BBL)	32.86	46.89	(14.03)	(29.9)%
Equivalent (BOE)(1)	49.56	50.13	(0.57)	(1.1)%

Average cost per unit:
Operating costs:
Lease operating costs:
CO2 costs	$2.84	$3.55	(0.71)	(20.0)%
Ad valorem and production taxes	3.15	3.20	(0.05)	(1.6)%
Other lease operating costs	16.97	15.64	1.33	8.5%
Depletion of full cost proved oil and natural gas properties	5.07	3.46	1.61	46.5%
General and administrative expenses:
General and administrative	3.06	3.09	(0.03)	(1.0)%
Stock-based compensation	0.63	0.06	0.57	950.0%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Fiscal year ended June 30, 2023 revenues increased 18.0% to $128.5 million compared to $108.9 million for the fiscal year ended June 30, 2022. The increase in revenue is primarily due to our acquisitions of non-operated working interests in the Jonah Field and Williston Basin in the second half of fiscal year 2022. Average daily equivalent production increased 19.3%, from 5,953 BOEPD to 7,104 BOEPD in the current year. Production increases were driven by our acquisitions of non-operated working interests in the Jonah Field and Williston Basin in the second half of fiscal 2022, which increased current fiscal year production by approximately 1,621 BOEPD. The increase in our average daily production from our acquisitions was partially offset by decreases related to downtime at our Barnett Shale properties due to compressor and pipeline repairs as well as shut-in wells and our Delhi Field properties due to winter storms, and Delhi heat exchanger upgrade installation and NGL plant repairs during the fourth fiscal quarter. Our average realized commodity price (excluding the impact of derivative contracts) decreased approximately $0.57 per BOE, or 1.1%, for the fiscal year ended June 30, 2023 compared to June 30, 2022. Realized oil and NGL prices decreased approximately 9.0% and 29.9% respectively, over the prior year. These decreases are partially offset by an increase of approximately 27.5% in realized natural gas prices from the prior year period despite the substantial decrease in natural gas prices that occurred in late third quarter. The year over year increase in realized natural gas prices is primarily attributed to the benefit of natural gas price differentials received at the Jonah Field where our realized price for natural gas for the current year period was $10.63 per MCF.

Lease Operating Costs

Ad valorem and production taxes were $8.2 million and $7.0 million for the years ended June 30, 2023 and 2022, respectively. The increase in ad valorem and production taxes is primarily due to increased production volumes described above as production taxes are based on sales at the wellhead. On a per unit basis, ad valorem and production taxes were $3.15 per BOE and $3.20 per BOE for the years ended June 30, 2023 and 2022, respectively. The decrease in ad valorem and production taxes on a per unit basis are due to the increased production volumes described above.

The following table summarizes CO2 costs per Mcf and CO2 volumes for the years ended June 30, 2023 and 2022. CO2 purchase costs are for the Delhi Field. Under our contract with the Delhi Field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

	Years Ended June 30,
	2023	2022	Variance	Variance %
CO2 costs per MCF	$0.99	$1.07	$(0.08)	(7.5)%
CO2 volumes (MMCF per day, gross)	85.2	82.6	2.6	3.1%

The $0.3 million decrease in CO2 costs for the fiscal year ended June 30, 2023 was primarily due to a 7.5% decrease in CO2 costs per MCF, which was driven by a decrease in our average realized oil price partially offset by a 3.1% increase in purchased CO2 volumes. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. We do not have any ownership in the CO2 pipeline which is owned and operated by Denbury. On a per unit basis, CO2 costs were $2.84 per BOE and $3.55 per BOE for the years ended June 30, 2023 and 2022, respectively.

Other lease operating costs include remedial workover costs and gathering and transportation costs for our oil and natural gas production. Compared to the prior year, other lease operating costs increased $10.0 million, or 29.5%, to $44.0 million in the year ended June 30, 2023 primarily due to the acquisitions in the Jonah Field and Williston Basin in April 2022 and January 2022, respectively, which increased current year other lease operating costs by $8.0 million. Other lease operating costs on a per BOE basis increased to $16.97 per BOE in the current year from $15.64 per BOE in the prior year, an increase of $1.33 per BOE.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $5.6 million or 74.8% from $7.5 million for the fiscal year ended June 30, 2022 to $13.1 million for the fiscal year ended June 30, 2023 primarily due to an increase in production. On a per unit basis, depletion expense was $5.07 per BOE and $3.46 per BOE for the fiscal years ended June 30, 2023 and 2022, respectively. The increase in depletion per BOE was due primarily to an increase in the depletable base of our unit of production calculation due to our acquisitions in fiscal year 2022 and an increase in our future development costs associated with our proved undeveloped reserve addition in fiscal year 2022 combined with a decrease in our proved reserve volumes.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended June 30, 2023 increased $1.2 million, or 18.4%, to $7.9 million compared to $6.7 million for the fiscal year ended June 30, 2022. The increase is primarily due to approximately $0.6 million for salary and employee benefits due to additional personnel added as additional assets were acquired, and $0.3 million in professional fees associated with our search for a CEO. The remaining increase is associated with fees for accounting and audit-related services and public reporting expenses due to the increased size of our Company. On a per unit basis, general and administrative expenses decreased $0.03 per BOE to $3.06 per BOE for the year ended June 30, 2023 from $3.09 per BOE for the prior year. The decrease in general and administrative expenses on a per unit basis are due to the increased production volumes described above.

Stock-based Compensation Expenses

Stock-based compensation increased $1.5 million to $1.6 million for the year ended June 30, 2023 compared to $0.1 million the prior period due primarily to the $1.2 million reduction in prior year expense related to the forfeiture of unvested shares in connection with severance, combined with the addition of new personnel, including our CEO and COO, and the associated new awards granted during the current year period to all staff and directors. In addition, approximately $0.1 million of the current year period increase related to a one-time share award granted in November 2022, which vested and was fully expensed immediately.

Net Gain (Loss) on Derivative Contracts

Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the consolidated statements of operations. The amounts recorded on the consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized (gains) losses on our average realized prices for the periods presented. As a result of our acquisitions during fiscal year 2022 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. The increase in commodity prices since entering into the hedges resulted in realized losses on derivative contracts for the current and prior years. As of June 30, 2023, we did not have any open crude oil or natural gas derivative contracts.

	Years Ended June 30,
(in thousands, except per unit and per BOE amounts)	2023	2022	Variance	Variance %
Realized gain (loss) on derivative contracts	$(1,481)	$(1,769)	$288	(16.3)%
Unrealized gain (loss) on derivative contracts	1,994	(1,994)	3,988	(200.0)%
Total net gain (loss) on derivative contracts	$513	$(3,763)	$4,276	(113.6)%

Average realized crude oil price per BBL	$77.46	$85.11	$(7.65)	(9.0)%
Cash effect of oil derivative contracts per BBL	(0.37)	(1.24)	0.87	(70.2)%
Crude oil price per Bbl (including impact of realized derivatives)	$77.09	$83.87	$(6.78)	(8.1)%

Average realized natural gas price per MCF	$7.00	$5.49	$1.51	27.5%
Cash effect of natural gas derivative contracts per MCF	(0.14)	(0.14)	—	—%
Natural gas price per Mcf (including impact of realized derivatives)	$6.86	$5.35	$1.51	28.2%

Interest Expense

Interest expense decreased $0.1 million during the fiscal year ended June 30, 2023 compared to fiscal year 2022 primarily due to the repayment of borrowings outstanding on our Senior Secured Credit Facility throughout the year.

Income tax (expense) provision

For the year ended June 30, 2023, we recognized income tax expense of $10.1 million on net income before income taxes of $45.3 million compared to an income tax expense of $8.5 million on net income before income taxes of $41.1 million for the year ended June 30, 2022. The effective tax rates were 22.2% and 20.7% for the years ended June 30, 2023 and 2022, respectively. In the prior year, the Company benefited from certain EOR tax credits whereas in the current year the credits were not available.

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

Oil and Natural Gas Properties.   Companies engaged in the production of oil and natural gas are required to follow accounting rules that are unique to the oil and natural gas industry. We apply the full cost accounting method for our oil and natural gas properties as prescribed by SEC Regulation S-X Rule 4-10. Under this method of accounting, the costs of unsuccessful and successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration, and development activities but does not include any costs related to production, general corporate overhead, or similar activities. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties. We exclude these costs until the property has been evaluated. Costs are transferred to the full cost pool as the properties are evaluated. As of June 30, 2023, we had no unevaluated property costs. Oil and natural gas properties include costs that are excluded from depletion and amortization, which represent investments in unproved and unevaluated properties and include non-producing leasehold, geologic and geophysical costs associated with leasehold or drilling interests, and exploration drilling costs.

Estimates of Proved Reserves.    The estimated quantities of proved oil and natural gas reserves have a significant impact on the underlying financial statements. The estimated quantities of proved reserves are used to calculate depletion expense and the estimated future net cash flows associated with those proved reserves is the basis for determining impairment under the quarterly ceiling test calculation. The process of estimating oil and natural gas reserves is very complex and requires significant decisions in the evaluation of all available geologic, geophysical, engineering, and economic data. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information; this includes reservoir performance, additional development activity, new geologic and geophysical data, additional drilling, technological advancements, price changes, and other economic factors. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that the reported reserve estimates prepared by our third-party independent engineers represent the most accurate assessments possible, the subjective decisions and variances in available data for the properties make these estimates generally less precise than other estimates included in our financial statements. Material revisions to reserve estimates and/or significant changes in commodity prices could substantially affect our estimated future net cash flows of our proved reserves. These changes could affect our quarterly ceiling test calculation and could significantly affect our depletion rate. Additionally, a 10% decrease in commodity prices used to determine our proved reserves as of

June 30, 2023, while all other factors remained constant, would not have resulted in an impairment of our oil and natural gas properties. Holding all other factors constant, a reduction in our proved reserve estimates at June 30, 2023 of 10% would affect depletion, depreciation, and amortization expense by approximately $0.4 million.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. For the derivative contracts settled during fiscal 2023 and 2022, we did not post collateral. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 7, “Derivatives” to our consolidated financial statements for more details.

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

Item 8.   Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Evolution Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolution Petroleum Corporation and subsidiaries (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 13, 2023 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Impact of Proved Oil and Natural Gas Reserves on Depletion, Depreciation, and Amortization (“DD&A”) and Full Cost Ceiling Test Impairment Calculation (“Ceiling Test”)

As described in Note 1, the Company follows the full cost method of accounting, pursuant to which oil and natural gas properties are amortized using the unit-of-production method over total proved reserves. The Company’s proved oil and natural gas properties are evaluated for impairment by the Ceiling Test utilizing the Company’s proved oil and natural gas reserves in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. For the year ended June 30, 2023, the Company recorded DD&A related to its proved oil and natural gas properties of approximately $13.1 million, and there was no ceiling test impairment.

The Company engages two independent reservoir engineering firms to serve as a management specialist and to assist with the estimation of proved oil and natural gas reserves. To estimate the volume of proved oil and natural gas reserves and associated future net cash flows, management and their specialists make significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties (“PUDs”). The estimation of proved oil and natural gas reserves is impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required. Changes in significant assumptions or engineering data could have a significant impact on the amount of DD&A and impairment recorded for the Company’s proved oil and natural gas properties.

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

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the knowledge, skill, and ability of the Company’s third-party reservoir engineering specialists and their relationship to the Company, inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the proved reserve volumes, and reading the reserve report prepared by the reservoir engineering specialists.
●	Evaluating significant assumptions used by management and its specialists in developing the estimates of proved oil and natural gas reserves, including pricing differentials, future operations costs, future production rates and capital expenditures. The procedures performed included tests of the data inputs used by specialists for completeness and accuracy and an evaluation of the specialist’s findings. The procedures performed included:
o	Testing the operating effectiveness of controls over the Company’s estimation of oil and natural gas reserve quantities;
o	Testing the data inputs used by specialist for completeness and accuracy;
o	Testing the specialist’s findings for mathematical accuracy; and,
o	Performing analytical procedures on pricing, reserve quantities and cost estimates developed by management and its specialists. Those procedures entailed comparisons of:
◾	prices to historical benchmark prices, adjusted for pricing differentials,
◾	production forecasts to recent historical actual production,
◾	projections of lease operating costs to costs incurred by property during fiscal year ended June 30, 2023, and
◾	projected production taxes to recent historical taxes incurred and to statutory tax rates.
●	Evaluating the accuracy of revenue and working interest percentages used in the reserve reports by comparing a sample of such interests to the land records.
●	Performing retrospective review of historical estimates of proved oil and natural gas reserves to identify potential management bias in estimates.
●	Testing the accuracy of the Company’s depletion and impairment calculations that included these proved reserves.

/s/ Moss Adams LLP

Houston, Texas
September 13, 2023

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Evolution Petroleum Corporation

Opinion on Internal Control over Financial Reporting

We have audited Evolution Petroleum Corporation and subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Evolution Petroleum Corporation and subsidiaries as of June 30, 2023 and 2022, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated September 13, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
September 13, 2023

We have served as the Company’s auditor since 2017.

EVOLUTION PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2023	June 30, 2022
Assets
Current assets
Cash and cash equivalents	$11,034	$8,280
Receivables from crude oil, natural gas, and natural gas liquids revenues	7,884	24,043
Derivative contract assets	—	170
Prepaid expenses and other current assets	2,277	3,875
Total current assets	21,195	36,368
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties, net—full-cost method of accounting, of
which none were excluded from amortization	105,781	110,508
Other assets	1,341	1,171
Total assets	$128,317	$148,047
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$5,891	$15,133
Accrued liabilities and other	6,027	11,893
Derivative contract liabilities	—	2,164
State and federal taxes payable	365	1,095
Total current liabilities	12,283	30,285
Long term liabilities
Senior secured credit facility	—	21,250
Deferred income taxes	6,803	7,099
Asset retirement obligations	17,012	13,899
Operating lease liability	125	—
Total liabilities	36,223	72,533
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 33,247,523 and 33,470,710 shares as of June 30, 2023
and 2022, respectively	33	33
Additional paid-in capital	40,098	42,629
Retained earnings	51,963	32,852
Total stockholders’ equity	92,094	75,514
Total liabilities and stockholders’ equity	$128,317	$148,047

See accompanying notes to consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended June 30,
	2023	2022
Revenues
Crude oil	$51,044	$52,683
Natural gas	63,800	39,174
Natural gas liquids	13,670	17,069
Total revenues	128,514	108,926
Operating costs
Lease operating costs	59,545	48,657
Depletion, depreciation, and accretion	14,273	8,053
General and administrative expenses	9,583	6,835
Total operating costs	83,401	63,545
Income (loss) from operations	45,113	45,381
Other income (expense)
Net gain (loss) on derivative contracts	513	(3,763)
Interest and other income	121	95
Interest expense	(458)	(572)
Income (loss) before income taxes	45,289	41,141
Income tax (expense) benefit	(10,072)	(8,513)
Net income (loss)	$35,217	$32,628
Net income (loss) per common share:
Basic	$1.05	$0.97
Diluted	$1.04	$0.96
Weighted average number of common shares outstanding:
Basic	32,985	32,952
Diluted	33,190	33,306

See accompanying notes to consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$35,217	$32,628
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	14,273	8,053
Stock-based compensation	1,639	125
Settlement of asset retirement obligations	(174)	—
Deferred income taxes	(296)	1,142
Unrealized (gain) loss on derivative contracts	(1,994)	1,994
Accrued settlements on derivative contracts	(919)	919
Other	(4)	(10)
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	18,441	(11,427)
Prepaid expenses and other current assets	(692)	(538)
Accounts payable and accrued liabilities and other	(13,489)	18,516
State and federal taxes payable	(730)	1,058
Net cash provided by operating activities	51,272	52,460
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(31)	(53,342)
Capital expenditures for oil and natural gas properties	(6,961)	(1,531)
Net cash used in investing activities	(6,992)	(54,873)
Cash flows from financing activities:
Common stock dividends paid	(16,106)	(11,796)
Common stock repurchases, including stock surrendered for tax withholding	(4,170)	(38)
Borrowings under senior secured credit facility	—	34,000
Repayments of senior secured credit facility	(21,250)	(16,750)
Net cash (used in) provided by financing activities	(41,526)	5,416
Net increase (decrease) in cash and cash equivalents	2,754	3,003
Cash and cash equivalents, beginning of period	8,280	5,277
Cash and cash equivalents, end of period	$11,034	$8,280

Supplemental disclosures of cash flow information:
Cash paid for interest on senior secured credit facility	$498	$523
Cash paid for income taxes	11,876	6,294
Cash received from income tax refunds	—	3,223

Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$766	$1,094
Oil and natural gas property costs attributable to the recognition of asset retirement obligations	2,015	7,807

See accompanying notes to consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders’
	Shares	Par Value	Capital	Earnings	Stock	Equity
Balances at June 30, 2021	33,515	$34	$42,541	$12,020	$—	$54,595
Issuance of restricted common stock	336	—	—	—	—	—
Forfeitures of restricted stock	(373)	(1)	1	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(38)	(38)
Retirements of treasury stock	(7)	—	(38)	—	38	—
Stock-based compensation	—	—	125	—	—	125
Net income (loss)	—	—	—	32,628	—	32,628
Common stock dividends paid	—	—	—	(11,796)	—	(11,796)
Balances at June 30, 2022	33,471	$33	$42,629	$32,852	$—	$75,514
Issuance of restricted common stock	476	1	(1)	—	—	—
Forfeitures of restricted stock	(26)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(4,170)	(4,170)
Retirements of treasury stock	(673)	(1)	(4,169)	—	4,170	—
Stock-based compensation	—	—	1,639	—	—	1,639
Net income (loss)	—	—	—	35,217	—	35,217
Common stock dividends paid	—	—	—	(16,106)	—	(16,106)
Balances at June 30, 2023	33,248	$33	$40,098	$51,963	$—	$92,094

See accompanying notes to consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Events and Accounting Policies

Nature of Operations.   Evolution Petroleum Corporation (“Evolution,” and together with its consolidated subsidiaries, the “Company”) is an independent energy company focused on maximizing returns to stockholders through the ownership of and investment in onshore oil and natural gas properties in the United States. The Company’s long-term goal is to maximize total shareholder return from a diversified portfolio of long-life oil and natural gas properties built through acquisitions and through selective development opportunities, production enhancement, and other exploitation efforts on its oil and natural gas properties.

The Company’s producing properties consist of non-operated interests in the following areas: the Jonah Field in Sublette County, Wyoming, a natural gas and natural gas liquids producing field; the Williston Basin in North Dakota, producing oil and natural gas properties; the Barnett Shale located in North Texas, natural gas producing properties; the Hamilton Dome Field located in Hot Springs County, Wyoming, a secondary recovery field utilizing water injection wells to pressurize the reservoir; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana, a CO2 enhanced oil recovery project; as well as small overriding royalty interests in four onshore Texas wells.

Principles of Consolidation and Reporting.   The consolidated financial statements include the accounts of Evolution Petroleum Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. To conform with the current year presentation, “Other receivables” disclosed in Footnote 14, “Additional Financial Information” is included with “Prepaid expenses and other current assets” instead of “Receivables from crude oil, natural gas, and natural gas liquids revenues” at June 30, 2022 on the consolidated balance sheets. This reclassification has no impact on previously reported net income or stockholders’ equity.

Risk and Uncertainties. The Company’s oil and natural gas interests are operated by third-party operators and involve other third-party working interest owners. As a result, the Company has a limited ability to influence the operation or future development of such properties. However, the Company is proactive with its third-party operators to review capital projects and related spending and present alternative plans as appropriate.

Use of Estimates.   The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Significant estimates include (a) reserve quantities and estimated future cash flows associated with proved reserves, which may significantly impact depletion expense and potential impairments of oil and natural gas properties, (b) asset retirement obligations, (c) stock-based compensation, (d) fair values of derivative contract assets and liabilities, (e) income taxes and the valuation of deferred income tax assets, (f) commitments and contingencies, and (g) accruals of crude oil, natural gas, and natural gas liquids (“NGL”) revenues and expenses. The Company analyzes estimates and judgements based on historical experience and various other assumptions and information that are believed to be reasonable. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as additional information is obtained, as new events occur, and as the Company’s environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s consolidated financial statements.

Cash and Cash Equivalents.   The Company considers all highly liquid investments, with original maturities of 90 days or less when purchased, to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts.   Accounts receivable consist of accrued hydrocarbon revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production, and other

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. The Company establishes provisions for losses on accounts receivable if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of June 30, 2023 and 2022, no allowance for doubtful accounts was considered necessary.

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

The capitalized costs of the Company’s oil and natural gas properties, net of accumulated amortization and related deferred income taxes are subject to a full cost ceiling limitation in which the costs are not allowed to exceed their related estimated future net revenues discounted at 10%, net of tax considerations. Any excess over the full cost ceiling limitation is charged to expense as an impairment and is reflected as additional accumulated depletion, depreciation, and impairment or as a credit to oil and natural gas properties.

Oil and natural gas properties include costs that are excluded from depletion and amortization, which represent investments in unproved and unevaluated properties and include non-producing leasehold, geologic and geophysical costs associated with leasehold or drilling interests, and exploration drilling costs. These costs are excluded until the project is evaluated and proved reserves are established or impairment is determined. As of June 30, 2023 and 2022, the Company did not have any costs excluded from depletion and amortization.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to estimated asset retirement obligations can result from changes in retirement cost estimates, revisions to estimated inflation rates, and changes in the estimated timing of abandonment.

Fair Value of Financial Instruments. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, derivative instruments, and debt. Except for derivatives, the carrying amounts of cash and cash equivalents, accounts receivable and accounts payable are short-term instruments and approximate fair value due to their highly liquid nature. The carrying amount of debt approximates fair value as the variable rates on the Senior Secured Credit Facility, as defined in Note 5, “Senior Secured Credit Facility,” are market interest rates. The fair values of the Company’s derivative assets and liabilities are based on a third-party industry-standard pricing model that uses market data obtained from third-party sources, including quoted forward prices for oil and natural gas, discount rates, and volatility factors.

Concentrations of Credit Risk. The Company’s primary concentrations of credit risk are the risks of uncollectible accounts receivable, and to a lesser extent, the non-performance by counterparties under the Company’s derivative contracts, and cash and cash equivalent balances in excess of limits federally insured by the Federal Deposit Insurance Corporation.

Substantially all of the Company’s accounts receivable as of June 30, 2023 and 2022 are from crude oil, natural gas, and NGL sales to third-party purchasers in the oil and natural gas industry. The Company holds working interests in crude oil and natural gas properties for which a third-party serves as operator. As a non-operator, the Company primarily markets its production through its field operators, except at the Jonah Field, where the Company takes its natural gas and NGL production in-kind. As a non-operator, the Company is highly dependent on the success of its third-party operators and the decisions made in connection with their operations. With the exception of the Jonah Field, the third-party operator sells the crude oil, natural gas, and NGLs to the purchaser, collects the cash, and distributes the cash to the Company. In the year ended June 30, 2023, approximately 83% of the Company’s total revenues were realized from the Jonah Field, Barnett Shale and Delhi Field combined. Diversified, the Company’s largest operator at Barnett, remitted approximately 26% of total revenue proceeds to the Company and at Delhi Field, Denbury, the operator of the Field, remitted approximately 22% of total revenue proceeds to the Company. At Jonah Field, where the Company takes its natural gas and NGL production in-kind, during the current year, the Company sold approximately 17% of its total revenues to Conoco Phillips. In the year ended June 30, 2022, three operators each distributed over 10% of the Company’s crude oil, natural gas and NGL revenues making up approximately 83% of total revenues for the year, respectively. The majority of the Company’s crude oil, natural gas, and NGL production is sold to purchasers under short-term (less than 12 months) contracts at market-based prices.

Derivative Instruments. The Company follows Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). From time to time, in accordance with the Company’s risk management strategy and with certain covenants under the Senior Secured Credit Facility, it may hedge a portion of its forecasted crude oil, natural gas, and NGL production. All derivative instruments are recorded on the consolidated balance sheet as either an asset or liability measured at fair value. The Company nets its derivative instrument fair value amounts executed with the same counterparty pursuant to an International Swap Dealers Association Master Agreement (“ISDA”); the agreement provides for net settlement over the term of the contract and in the event of default or termination of the contract. Although the derivative instruments provide an economic hedge of the Company’s exposure to commodity price volatility, the Company elected not to meet the criteria to qualify its derivative instruments for hedge accounting treatment. Accordingly, the Company records the net change in the mark-to-market valuation of these positions, as well as payments and receipts on settled contracts, in “Net gain (loss) on derivative contracts” on the consolidated statements of operations.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes.   The Company recognizes deferred income tax assets and liabilities based on the differences between the tax basis of assets and liabilities and its reported amounts in the financial statements that may result in taxable or deductible amounts in future years. The measurement of deferred income tax assets may be reduced by a valuation allowance based upon management’s assessment of available evidence if it is deemed more likely than not that some or all of the deferred income tax assets will not be realizable. The Company recognizes a tax benefit from an uncertain position when it is more likely than not that the position will be sustained upon examination which is based on the technical merits of the position. The Company records the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with a taxing authority. The Company classifies any interest and penalties associated with income taxes as income tax expense.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

not expect that it will have a material effect on the Company’s financial position, results of operations, cash flows or disclosures.

Other accounting pronouncements that have recently been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field in Wyoming; and the Delhi Field in Northeast Louisiana. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provides de minimis revenue. The following table disaggregates the Company’s revenues by major product for the years ended June 30, 2023 and 2022 (in thousands):

	Years Ended June 30,
	2023	2022
Revenues
Crude oil	$51,044	$52,683
Natural gas	63,800	39,174
Natural gas liquids	13,670	17,069
Total revenues	$128,514	$108,926

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

Revenue is recorded in the month when contractual performance obligations are satisfied. However, settlement statements from the purchasers of hydrocarbons and the related cash consideration are received by field operators one to two months before the Company receives payment and documentation from the operator, which is typical in the oil and natural gas industry. As a result, the Company must estimate the amount of production delivered to the customer and the consideration that will ultimately be received for the sale of the product. To estimate accounts receivable from operators’ contracts with customers, the Company uses knowledge of its properties, information from field operators, historical performance, contractual arrangements, index pricing, quality and transportation differentials, and other factors. Because

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the contractual performance obligations have been satisfied and an unconditional right to consideration exists as of the balance sheet date, the Company recognized amounts due from contracts with field operators as “Receivables from crude oil, natural gas, and natural gas liquids revenues” on the consolidated balance sheets. Differences between estimates and actual amounts received for product sales are recorded in the month that payments received from purchasers are remitted to the Company by field operators.

Note 3. Acquisitions

On April 1, 2022, the Company closed the acquisition of non-operated interests in the Jonah Field in Sublette County, Wyoming from Exaro Energy III, LLC (the “Jonah Field Acquisition”). After taking into account customary closing adjustments and an effective date of February 1, 2022, total cash consideration for the Jonah Field Acquisition was $26.4 million. The Company accounted for this transaction as an asset acquisition and allocated all of the purchase price (including $0.2 million of transaction costs) to proved oil and natural gas properties. Approximately, $1.6 million of the consideration transferred related to deposits transferred to the Company at closing, the largest related to a $1.2 million deposit with Enterprise for a gas gathering contract which was recorded to “Other assets” on the consolidated balance sheets. In addition, the Company recognized $3.0 million in non-cash asset retirement obligations. The transaction was funded with cash on hand and $17.0 million in borrowings under the Company’s Senior Secured Credit Facility.

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

Note 4. Property and Equipment

Property and equipment as of June 30, 2023 and 2022 consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Oil and natural gas properties
Property costs subject to amortization	$197,049	$188,634
Less: Accumulated depletion, depreciation, and impairment	(91,268)	(78,126)
Oil and natural gas properties, net	$105,781	$110,508

As of June 30, 2023 and 2022, all oil and natural gas property costs were subject to amortization. Depletion on oil and natural gas properties was $13.1 million and $7.5 million for the years ended June 30, 2023 and 2022, respectively. Depreciation on other properties and equipment was less than $0.1 million for the year ended June 30, 2022. The Company’s other properties and equipment were fully depreciated as of June 30, 2022.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the years ended June 30, 2023 and 2022, the Company incurred development capital expenditures of $6.2 million and $2.6 million, respectively. In addition, during the year ended June 30, 2022, the Company recorded a downward $0.9 million purchase adjustment related to its acquisition of the Barnett Shale properties. The Company received $0.9 million during the year ended June 30, 2022 primarily related to effective date net revenues received from the previous owner of the properties.

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

At June 30, 2023, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2023 of the West Texas Intermediate (“WTI”) crude oil spot price of $83.23 per barrel and Henry Hub natural gas spot price of $4.78 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $33.71, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices at June 30, 2023, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and as a result, no write-down was necessary.

At June 30, 2022, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2022 of the WTI crude oil spot price of $85.82 per barrel and Henry Hub natural gas spot price of $5.19 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $44.24, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices at June 30, 2022, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and as a result, no write-down was necessary.

Note 5. Senior Secured Credit Facility

On April 11, 2016, the Company entered into a three-year, senior secured reserve-based credit facility, as amended, (the “Senior Secured Credit Facility”) with MidFirst Bank in an amount up to $50.0 million with a current borrowing base of $50.0 million. On May 5, 2023, the Company entered into the Tenth Amendment to the Senior Secured Credit Facility extending the maturity to April 9, 2026. The Tenth Amendment also replaced the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.05% to effectively convert SOFR to a LIBOR equivalent and modifies the Margined Collateral Value, as defined in the Ninth Amendment to the Senior Secured Credit Facility, to $95.0 million. The borrowing base will be redetermined semiannually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company’s oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The Senior Secured Credit Facility carries a commitment fee of 0.25% per annum on the undrawn portion of the borrowing base. Any borrowings under the Senior Secured Credit Facility will bear interest, at the Company’s option, at either SOFR plus 2.80%, which includes a 0.05% credit spread adjustment from LIBOR, subject to a minimum SOFR of 0.50%, or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.00%.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches or representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. As of June 30, 2023, the Company did not have any borrowings outstanding under its Senior Secured Credit Facility, resulting in $50.0 million of available borrowing capacity. As of June 30, 2023, the Company was in compliance with the financial covenants under the Senior Secured Credit Facility.

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

There were no unrecognized tax benefits, nor any accrued interest or penalties associated with unrecognized tax benefits during the years ended June 30, 2023 and 2022. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the fiscal years ended June 30, 2020 through June 30, 2022 for federal tax purposes and for the fiscal years ended June 30, 2018 through June 30, 2022 for state tax purposes. To the extent the Company utilizes net operating losses (“NOLs”) generated in earlier years, such earlier years may also be subject to audit.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax (expense) benefit for the years ended June 30, 2023 and 2022 is comprised of the following (in thousands):

	June 30, 2023	June 30, 2022
Current:
Federal	$(9,600)	$(6,309)
State	(768)	(1,062)
Total current income tax (expense) benefit	(10,368)	(7,371)
Deferred:
Federal	457	(913)
State	(161)	(229)
Total deferred income tax (expense) benefit	296	(1,142)
Total income tax (expense) benefit	$(10,072)	$(8,513)

For the year ended June 30, 2023 the Company recognized income tax expense of $10.1 million and had an effective tax rate of 22.2% compared to income tax expense of $8.5 million and an effective tax rates of 20.7% for the year ended June 30, 2022. During the years ended June 30, 2023 and 2022, the Company recognized an income tax benefit of $0.1 million for both periods related to the vesting of restricted stock awards.

The Company’s effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the states of Louisiana, North Dakota, and Texas, due to percentage depletion in excess of basis, enhanced oil recovery credit, and other permanent differences. The following table presents the reconciliation of the Company’s income taxes calculated at the statutory federal tax rate to the income tax (expense) benefit (in thousands).

		% of Income		% of Income
		Before		Before
	June 30, 2023	Income Taxes	June 30, 2022	Income Taxes
Income tax (expense) benefit computed at the statutory federal rate:	$(9,511)	21.0%	$(8,640)	21.0%
Reconciling items:
Depletion in excess of tax basis	78	(0.2)%	190	(0.5)%
State income taxes, net of federal tax benefit	(734)	1.6%	(1,020)	2.5%
Permanent differences related to stock-based compensation and other	96	(0.2)%	3	—%
Federal valuation allowance	—	—%	623	(1.5)%
EOR credit benefit	—	—%	377	(0.9)%
Other	(1)	—%	(46)	0.1%
Income tax (expense) benefit	$(10,072)	22.2%	$(8,513)	20.7%

In certain prior years, the Company undertook a project to seek potential cash tax savings opportunities identifying available Enhanced Oil Recovery credits (“EOR credits”) related to its interests in the Delhi Field. During the year ended June 30, 2022, the Company recognized an income tax benefit of $0.4 million attributable to the EOR credit. The EOR credit was not available for fiscal year 2023.

In the prior year, the Company released its valuation allowance of $0.6 million. The Company considered all positive and negative evidence to assess the likelihood that it will be able to realize its deferred tax assets. Realization is dependent on generating sufficient taxable income over the period the deferred tax assets are deductible. For the three-year period ending June 30, 2022, the Company was in a cumulative income position. Based on the weight of available evidence, the Company believed that is more likely than not that the deferred tax assets will be realized.

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets (liabilities) recognized are as follows (in thousands):

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2023	June 30, 2022
Deferred tax assets:
Non-qualified stock-based compensation	$250	$106
Net operating loss carry-forwards and other carry-forwards	—	8
Derivative losses	—	427
Asset retirement obligations	3,883	3,128
Other deferred tax assets	201	238
Net deferred tax assets	4,334	3,907
Deferred tax liability:
Oil and natural gas properties	(11,137)	(11,006)
Total deferred tax liability	(11,137)	(11,006)

Net deferred tax liability	$(6,803)	$(7,099)

Note 7. Derivatives

The Company is exposed to certain risks relating to its ongoing business operations, including commodity price risk and interest rate risk. In accordance with the Company’s strategy and the requirements under the Senior Secured Credit Facility (as discussed in Note 5, “Senior Secured Credit Facility”), it may hedge or may be required to hedge a varying portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the consolidated statements of operations for the period in which the change occurs. The Company’s hedge policies and objectives may change significantly as its operational profile changes or as required under the Senior Secured Credit Facility. The Company does not enter into derivative contracts for speculative trading purposes.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of June 30, 2023, all of the Company’s derivative contracts had expired. The Company has no open derivative contracts as of June 30, 2023, and the Company did not post collateral under any of its derivative contracts during the year as they were secured under the Company’s Senior Secured Credit Facility.

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

All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820, Fair Value Measurement (“ASC 820”) and included in the consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of June 30, 2022 (the “mark-to-market valuation”).

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of June 30, 2023 and 2022 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	June 30, 2023	June 30, 2022	location	June 30, 2023	June 30, 2022
Commodity contracts	Current assets - derivative contract assets	$—	$170	Current liabilities - derivative contract liabilities	$—	$2,164
Commodity contracts	Other assets - derivative contract assets	—	—	Long term liabilities - derivative contract liabilities	—	—
Total derivatives not designated as hedging contracts under ASC 815		$—	$170		$—	$2,164

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s consolidated statements of operations for the years ended June 30, 2023 and 2022 (in thousands). “Realized gain (loss) on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)
as hedging contracts	recognized in income on	Years Ended June 30,
under ASC 815	derivative contracts	2023	2022
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$(1,481)	$(1,769)
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	1,994	(1,994)
Total net gain (loss) on derivative contracts		$513	$(3,763)

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following table, set forth by level within the fair value hierarchy, shows the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2022 (in thousands). The Company did not have any open positions as of June 30, 2023.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the years ended June 30, 2023 and 2022 (in thousands):

	June 30, 2023	June 30, 2022
Asset retirement obligations — beginning of period	$13,921	$5,583
Liabilities incurred	57	219
Liabilities settled	(136)	(17)
Liabilities acquired(1)	—	5,400
Accretion of discount	1,131	531
Revisions of previous estimates(2)	2,094	2,205
Asset retirement obligations — end of period	17,067	13,921
Less: current asset retirement obligations	(55)	(22)
Long-term portion of asset retirement obligations	$17,012	$13,899
(1)	See Note 3, “Acquisitions,” for additional information on the Company’s acquisition activities.
(2)	Primarily related to upward revisions for increased estimates for the years ended June 30, 2023 and 2022.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity

Common Stock

As of June 30, 2023, the Company had 33,247,523 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of June 30, 2023, the Company has cumulatively paid over $102.4 million in cash dividends. The Company paid dividends of $16.1 million and $11.8 million to its common stockholders during the years ended June 30, 2023 and 2022, respectively. The following table reflects the dividends paid per share within the respective quarterly periods:

	Fiscal Year
	2023	2022
Fourth quarter ended June 30,	$0.120	$0.100
Third quarter ended March 31,	0.120	0.100
Second quarter ended December 31,	0.120	0.075
First quarter ended September 30,	0.120	0.075

On September 11, 2023, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable September 29, 2023. Refer to Note 15, “Subsequent Events,” for a further discussion.

On September 8, 2022, the Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The Company intends to fund repurchases from working capital and cash provided by operating activities. The Board of Directors along with the management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company’s common stock, the Company’s capital needs and resources, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company's Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice.

Once the Company completed repayment of borrowings on its Senior Secured Credit Facility and emerged from its blackout period in December 2022, the Company entered into a Rule 10b5-1 plan that authorized a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan included a 30-day cooling off period that did not allow repurchases to commence until January 2023. The plan was effective until June 30, 2023 and had a maximum authorized amount of $5.0 million over that period. During the year ended June 30, 2023, 0.6 million shares of the Company’s common stock were repurchased under the plan at a total cost of approximately $3.9 million, including incremental direct transaction costs. These treasury shares were subsequently cancelled.

During the years ended June 30, 2023 and 2022, the Company also acquired treasury stock upon the vesting of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Such shares were valued at fair market value on the date of vesting. The following table summarizes all treasury stock purchases in the years ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Years Ended June 30,
	2023	2022
Number of treasury shares acquired(1)	673	7
Average cost per share(1)	$6.20	$5.09
Total cost of treasury shares acquired	$4,170	$38
(1)	For the year ended June 30, 2023, includes 633,789 shares repurchased under the Company’s share repurchase program for a weighted average price of $6.07 per share.

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

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended the “2016 Plan”), authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, the Company’s common stock, including its appreciation in value. As of June 30, 2023 and 2022, approximately 1.3 million shares and 1.8 million shares, respectively, remained available for grant under the 2016 Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. For the years ended June 30, 2023, and 2022, the Company recognized $1.6 million and $0.1 million, respectively, related to stock-based compensation expense recorded as a component of “General and administrative expenses” on the consolidated statements of operations. During the year ended June 30, 2022, the Company recognized a reduction of $1.2 million to stock-based compensation expense for the forfeiture of unvested shares in connection with severance.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For performance-based awards granted during the years ended June 30, 2023 and 2022, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Years Ended June 30,
	2023	2022
Weighted average fair value of performance-based awards granted	$6.52	$3.10
Risk-free interest rate	3.91% to 4.51%	0.53% to 0.60%
Expected term in years	2.36 to 2.78	2.64 to 2.79
Expected volatility	56.5% to 70.9%	64.7%
Dividend yield	6.1% to 7.8%	4.8% to 6.3%

Unvested restricted stock awards as of June 30, 2023 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	453,041	$6.61
Performance-based awards	142,373	6.08
Unvested at June 30, 2023	595,414	$6.48

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the restricted stock award transactions for the years ended June 30, 2023 and 2022:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining	Aggregate Intrinsic
	Restricted	Grant-Date	Expense	Amortization	Value (1)
	Shares	Fair Value	(In thousands)	Period (Years)	(In thousands)
Unvested at June 30, 2021	669,295	$3.37
Time-vested shares granted	205,077	5.88
Performance-based shares granted	131,293	3.31
Vested	(291,227)	3.77
Forfeited	(373,227)	3.35
Unvested at June 30, 2022	341,211	$4.54	$1,092	2.1	$1,863
Time-vested shares granted	376,015	7.18
Performance-based shares granted	100,239	7.39
Vested	(196,431)	4.91
Forfeited	(25,620)	6.51
Unvested at June 30, 2023	595,414	$6.48	$2,827	2.4	$4,805
(1)	The intrinsic value of restricted stock was calculated as the closing market price on June 30, 2023 and 2022 of the underlying stock multiplied by the number of restricted shares that would be issuable. The total fair value of shares vested was $1.4 million and $1.5 million for the years ended June 30, 2023 and 2022, respectively.

The following table sets forth contingent restricted stock units transactions for the years ended June 30, 2023 and 2022:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining	Aggregate Intrinsic
	Restricted	Grant-Date	Expense	Amortization	Value (1)
	Stock Units	Fair Value	(In thousands)	Period (Years)	(In thousands)
Unvested at June 30, 2021	323,080	$2.84
Performance-based awards granted	65,649	2.67
Forfeited	(338,667)	2.90
Unvested at June 30, 2022	50,062	$2.21	$68	1.7	$273
Performance-based awards granted	50,123	4.79
Forfeited	(3,787)	3.69
Unvested at June 30, 2023	96,398	$3.49	$195	1.9	$778
(1)	The intrinsic value of contingent restricted stock units was calculated as the closing market price on June 30, 2023 and 2022 of the underlying stock multiplied by the number of restricted shares that would be issuable.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Years Ended June 30,
	2023	2022
Numerator
Net income (loss)	$35,217	$32,628
Undistributed earnings allocated to unvested restricted stock	(560)	(673)
Net income (loss) for earnings per share calculation	$34,657	$31,955

Denominator
Weighted average number of common shares outstanding — Basic	32,985	32,952
Effect of dilutive securities:
Unvested restricted stock awards	193	354
Unvested contingent restricted stock units	12	—
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,190	33,306

Net income (loss) per common share — Basic	$1.05	$0.97
Net income (loss) per common share — Diluted	$1.04	$0.96

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 90,000 for the year ended June 30, 2023 were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 20,000 for the year ended June 30, 2022, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2022 and set to expire September 30, 2026. The Company has no leases that meet the criteria for classification as a finance lease or a short-term lease.

The Company makes certain assumptions and judgments when evaluating a contract that meets the definition of a lease under ACS 842, Leases. As the Company’s operating leases have not provide an implicit rate, an incremental borrowing rate was calculated using information available at the commencement date of the lease. The incremental borrowing rate for a lease is the rate of interest for which the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term was determined by considering any option available to extend or to early terminate the lease which the Company believed was reasonably certain to be exercised.

The table below summarized the Company’s leases for the years ended June 30, 2023 and 2022 (in thousands, except years and discount rate):

	Years Ended June 30,
	2023	2022
Statements of Operations:
Operating lease costs	$58	$52
Variable lease costs	33	38
Total lease costs	$91	$90

Statements of Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$62	$62

Other:
ROU assets obtained in exchange for new operating lease liabilities	$212	$—
Weighted average remaining lease term in years	3.18	0.42
Weighted average discount rate	6.44%	5.15%

	June 30, 2023	June 30, 2022
Balance Sheets:
Operating lease ROU asset (included in other assets)	$183	$21
Accrued liabilities and other - current	59	26
Operating lease liability - long-term	125	—

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2023, the future minimum lease payments associated with the Company’s non-cancellable operating lease for office space are as follows (in thousands):

Fiscal Year	June 30, 2023
2024	$61
2025	62
2026	64
2027	16
2028	—
Thereafter	—
Total operating lease payments	203
Less: discount to present value	(19)
Total operating lease liabilities	184
Less: current operating lease liabilities	59
Non current operating lease liabilities	$125

The Company applied the following practical expedients as provided in the standards update which provide elections to not reassess:

●	Not to apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise).
●	Whether an expired or existing pre-adoption date contracts contained leases.
●	Lease classification of any expired or existing leases.
●	Initial direct costs for any expired or existing leases.
●	Not to separate lease components from non-lease components in a contract and accounting for the combination as a lease (reflected by asset class).

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Additional Financial Statement Information

Certain amounts on the consolidated balance sheets are comprised of the following (in thousands):

	June 30, 2023	June 30, 2022
Prepaid expenses and other current assets:
Receivable for settlement proceeds from acquisitions(1)	$—	$2,263
Other receivables	18	37
Prepaid insurance	727	743
Prepaid federal and state income taxes	805	8
Prepaid subscription and licenses	68	38
Carryback of EOR tax credit	347	347
Prepaid other	312	439
Total prepaid expenses and other current assets	$2,277	$3,875

Other assets:
Deposit(2)	$1,158	$1,150
Right of use asset under operating lease	183	21
Total other assets	$1,341	$1,171

Accrued liabilities and other:
Accrued payables	$3,566	$8,070
Accrued capital expenditures	167	—
Accrued incentive and other compensation	941	626
Accrued royalties payable(3)	977	1,517
Accrued taxes other than income	178	178
Accrued severance	81	332
Accrued settlements on derivative contracts	—	919
Operating lease liability	59	26
Asset retirement obligations due within one year	55	22
Accrued - other	3	203
Total accrued liabilities and other	$6,027	$11,893
(1)	Receivables as of June 30, 2022 related to customary purchase adjustments of $1.6 million and $0.7 million related to the Jonah Field Acquisition and Williston Basin Acquisition, respectively. See Note 3, “Acquisitions” for a further discussion.
(2)	The deposit of $1.2 million is related to a long-term gas gathering deposit with Enterprise entered into at closing of the Jonah Field Acquisition. See Note 3, “Acquisitions” for additional information.
(3)	Accrued royalties payable relate to royalty and owner payments in the Jonah Field as the Company takes its natural gas and NGL working interest production in-kind. See Note 2, “Revenue Recognition” for a further discussion.

Note 15. Subsequent Events

On September 11, 2023, the Company declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on September 22, 2023 and payable on September 29, 2023.

Supplemental Disclosure about Oil and Natural Gas Properties (unaudited)

Capitalized costs relating to oil and natural gas producing activities

The following table summarizes the amounts of capitalized costs relating to oil and natural gas producing activities and the amount of related accumulated depletion (in thousands).

	June 30, 2023	June 30, 2022	June 30, 2021
Oil and natural gas properties
Property costs subject to amortization	$197,049	$188,634	$129,123
Less: Accumulated depletion, depreciation, and amortization	(91,268)	(78,126)	(70,607)
Oil and natural gas properties, net	$105,781	$110,508	$58,516

Costs incurred for oil and natural gas property acquisition, exploration, and development activities

The following table summarizes costs incurred and capitalized in oil and natural gas property acquisition, exploration, and development activities (in thousands). Property acquisition costs are those costs incurred to lease property, including both undeveloped leasehold, and the purchase of reserves in place. Exploration costs include costs of identifying areas that may warrant examination, examining specific areas that are considered to have prospects containing oil and natural gas reserves, costs of drilling exploratory wells, geologic and geophysical assessment costs, and carrying costs on undeveloped properties. Development costs are incurred to obtain access to proved reserves, including the cost of drilling. Development costs also include amounts incurred due to the recognition of asset retirement obligations of $2.0 million, $7.8 million, and $2.9 million during the years ended June 30, 2023, 2022, and 2021, respectively.

	For the Years Ended June 30,
	2023	2022	2021
Oil and Natural Gas Activities
Property acquisition costs:
Proved property	$31	$49,920	$18,297
Unproved property	—	—	—
Exploration costs	—	—	—
Development costs	8,384	9,591	3,436
Total costs incurred for oil and natural gas activities	$8,415	$59,511	$21,733

Estimated Net Quantities of Proved Oil and Natural Gas Reserves

The following estimates of net proved oil and natural gas reserves of the Company’s oil and natural gas properties located entirely within the United States are based on evaluations prepared by third-party reservoir engineers, Netherland, Sewell & Associates, Inc. (“NSAI”) and DeGolyer & MacNaughton (“D&M”). Reserve volumes and values were determined under the method prescribed by the SEC for the fiscal years ended June 30, 2023, 2022 and 2021. SEC methodology requires the application of the previous 12-month unweighted arithmetic average first-day-of-the-month price, and current costs held constant throughout the projected reserve life, when estimating whether reserve quantities are economical to produce.

Our policies regarding internal controls over reserves estimates require such estimates to be prepared by an independent petroleum engineering firm under the supervision of our internal reserve engineering team, which includes our Chief Operating Officer (COO). Our internal reserve engineering team and third-party consultants have a combined experience of over 80 years in Petroleum Engineering. Our COO, the person responsible for overseeing the preparation of our reserves estimates has a Bachelor of Science Degree in Petroleum Engineering from Texas A&M University, is a registered Professional Engineer in the State of Texas (No. 86704), has over 40 years of oil and natural gas experience including large independents and financial firm services for projects and acquisitions. Our Board of Directors also has oversight of our reserve estimation process and contains a Reserves Committee with an independent director who is a Register Professional Engineer in the State of Texas (No. 47279) with experience in energy company reserve evaluations. Such reserve estimates comply with generally accepted petroleum engineering and evaluation principles, definitions, and guidelines as established by the SEC.

The person responsible for the preparation of the reserve report at NSAI is Matthew D. Pankey, P.E., Petroleum Engineer. Mr. Pankey, a licensed Professional Engineer in the State of Texas (No. 142931), has been practicing consulting petroleum engineering at NSAI since 2019 and has over six years of prior industry experience. The person responsible for the preparation of the reserve report at D&M is Dr. Dilhan Ilk, P.E, Executive Vice President. Dr. Ilk received a Bachelor of Science degree in Petroleum Engineering in 2003 from Istanbul Technical University and a Master’s degree and Doctorate in Petroleum Engineering in 2005 and 2010, respectively, from Texas A&M University, and he has in excess of 13 years of experience in oil and natural gas reservoir studies and evaluations and is a licensed Professional Engineer in the state of Texas (No. 139334).

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

Estimated quantities of proved oil, natural gas, and NGL reserves and changes in quantities of proved developed and undeveloped reserves for each of the periods indicated are as follows:

			Natural Gas
	Crude Oil	Natural Gas	Liquids	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MBOE)
Proved developed and undeveloped reserves:
June 30, 2020	8,226	—	1,993	10,219
Revisions of previous estimates	662	—	92	754
Purchase of reserves in place	87	49,534	4,957	13,300
Production (sales volumes)	(555)	(963)	(171)	(887)
June 30, 2021	8,420	48,571	6,871	23,386
Revisions of previous estimates	(1,111)	25,268	(944)	2,157
Improved recovery, extensions and discoveries	2,608	2,197	623	3,597
Purchase of reserves in place	2,172	38,096	755	9,276
Production (sales volumes)	(619)	(7,141)	(364)	(2,173)
June 30, 2022	11,470	106,991	6,941	36,243
Revisions of previous estimates	(1,038)	(5,352)	(668)	(2,598)
Improved recovery, extensions and discoveries	98	33	20	124
Production (sales volumes)	(659)	(9,109)	(416)	(2,593)
June 30, 2023	9,871	92,563	5,877	31,176

	MBOE
	Proved	Proved	Total
	Developed	Undeveloped	Proved
	Reserves	Reserves	Reserves
Proved developed and undeveloped reserves:
June 30, 2020	8,355	1,864	10,219
Revisions of previous estimates	805	(51)	754
Purchase of reserves in place	13,300	—	13,300
Production (sales volumes)	(887)	—	(887)
June 30, 2021	21,573	1,813	23,386
Revisions of previous estimates	3,970	(1,813)	2,157
Improved recovery, extensions and discoveries	—	3,597	3,597
Purchase of reserves in place	9,276	—	9,276
Production (sales volumes)	(2,173)	—	(2,173)
June 30, 2022	32,646	3,597	36,243
Revisions of previous estimates	(2,580)	(18)	(2,598)
Improved recovery, extensions and discoveries	6	118	124
Production (sales volumes)	(2,593)	—	(2,593)
June 30, 2023	27,479	3,697	31,176

For the fiscal year ended June 30, 2023, notable changes in total proved reserves included the following:

●	Production. The company produced 2.6 MBOE during the year ended June 30, 2023.
●	Improved recovery, extensions and discoveries. During the fiscal year 2023, the Company added 0.1 MMBOE of proved reserves primarily associated with the addition of two new PUD wells at Delhi Field.
●	Revisions of previous estimates. Net Revisions in fiscal year 2023 totaled 2.6 MMBOE primarily associated the Delhi Field and Barnett Shale. Reserve projections were revised downward at Delhi Field due to actual fiscal 2023 production coming in lower than fiscal year end 2022 projection. Additionally, Barnett Shale reserves decreased due primarily to increased production costs in the field shortening the economic life of many wells.

For the fiscal year ended June 30, 2022, notable changes in total proved reserves included the following:

●	Purchase of reserves in place. During the fiscal year ended 2022, the Company completed the Williston Basin Acquisition and the Jonah Field Acquisition. See Note 4, “Acquisitions” for more details.
●	Improved recovery, extensions and discoveries. During the fiscal year 2022, the Company added 3.6 MBOE of PUD reserves associated with drilling locations at its Willison Basin properties.
●	Revisions of previous estimates. Net Revisions in fiscal year 2022 totaled 2.2 MMBOE, which included a net positive revision in the Company’s proved developed reserves of 4.0 MMBOE offset by the removal of 1.8 MMBOE of PUD reserves at the Delhi Field, related to Test Site V. At this time, the operator at Delhi does not currently have Test Site V on its expenditure schedule for the next five years and, as a result, has been excluded from the Company’s PUD reserves. The net positive revision in the Company’s proved developed reserves of 4.0 MMBOE includes positive revisions totaling 4.7 MMBOE primarily related to the improvement in the SEC trailing 12-month pricing offset by a 0.7 MMBOE downward adjustment at Delhi due to lower than anticipated production during fiscal year 2022.

For the fiscal year ended June 30, 2021, notable changes in total proved reserves included the following:

●	Purchase of reserves in place. During the fiscal year ended 2021, the Company completed the acquisition of its Barnett Shale properties totaling $17.4 million.
●	Revisions of previous estimates. Revisions in fiscal year 2021 were primarily due to positive revisions at Hamilton Dome Field reflecting the impact of increased oil pricing in the field on future production and extension of reserves economic limit. Positive NGL revisions at Delhi Field reflect the impact of increased pricing on future production and the extension of reserves economic limit. Positive natural gas revisions in the Barnett Shale properties reflect the impact of increased natural gas prices from the date the Barnett Shale acquisition was completed on May 7, 2021 to the end of the fiscal year on June 30, 2021.

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

The Standardized Measure of discounted future net cash flows related to proved oil and natural gas reserves as of June 30, 2023, 2022 and 2021 are as follows (in thousands):

	For the Years Ended June 30,
	2023	2022	2021
Future cash inflows	$1,521,363	$1,846,708	$632,620
Future production costs and severance taxes	(860,054)	(997,362)	(398,022)
Future development costs	(120,648)	(105,966)	(29,339)
Future income tax expenses	(109,189)	(159,912)	(42,368)
Future net cash flows	431,472	583,468	162,891
10% annual discount for estimated timing of cash flows	(193,295)	(268,685)	(75,308)
Standardized measure of discounted future net cash flows	$238,177	$314,783	$87,583

Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the previous 12-month unweighted arithmetic average first-day-of-the-month commodity prices for each year and reflect adjustments for lease quality, transportation fees, energy content, and regional price differentials.

	For the Years Ended June 30,
NYMEX prices used in determining future cash flows:	2023	2022	2021
Oil (Bbl)	$83.23	$85.82	$49.72
Gas (MMBtu)	4.78	5.19	2.46

The NGL prices utilized for future cash inflows were based on historical prices received, where available.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil, natural gas, and NGL reserves is as follows (in thousands):

	For the Years Ended June 30,
	2023	2022	2021
Balance, beginning of year	$314,783	$87,583	$62,491
Net changes in sales prices and production costs related to future production	(31,923)	171,602	11,538
Changes in estimated future development costs	(8,286)	(6,320)	403
Sales of oil, natural gas and NGLs produced, net of production costs	(68,969)	(60,269)	(16,115)
Net change due to extensions, discoveries, and improved recovery	4,695	43,495	—
Net change due to revisions in quantity estimates	(34,056)	48,177	6,841
Net change due to purchase of minerals in place	—	100,675	31,461
Accretion of discount	40,382	14,425	7,529
Net change in discounted income taxes	26,006	(65,559)	(10,678)
Other	(4,455)	(19,026)	(5,887)
Balance, end of year	$238,177	$314,783	$87,583

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

Management’s Annual Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, an evaluation was conducted on the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management concluded that we maintained effective internal control over financial reporting as of June 30, 2023.

The effectiveness of the Company’s internal controls over financial reporting as of June 30, 2023, has been audited by Moss Adams LLP., an independent registered public accounting firm, as stated in their report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

On September 7, 2023, the Board of Directors of the Company approved and adopted Amended and Restated Bylaws for the Company, which were originally adopted effective January 2, 2004. The principal changes to the Bylaws are: (i) adding a new Section 2.10 specifying the procedures to be followed for shareholders in proposing nominees for director and other items of business at annual and special meetings of stockholders; (ii) expanding the ability of the Company to implement procedures that allow shareholders to participate in meetings remotely; (iii) providing for mandatory indemnification of officers and directors for certain actions to the extent permitted by Nevada law; and (iv) allowing shareholders to take action by written consent to the extent that such consent is signed by the holders of no less than two-thirds (2/3rds) of the outstanding shares of stock entitled to vote thereon. A copy of the Amended and Restated Bylaws of the Company is attached hereto as Exhibit 3.3 and is incorporated in this Item 9B by reference.

Also on September 7, 2023, the Board of Directors of the Company approved and adopted an Incentive Compensation Recoupment Policy intended to meet the requirements of newly adopted Section 811 of the NYSE American Company Guide and new Rule 10D-1 of the Securities Exchange Act of 1934, as amended. The Company is adopting the policy in advance of the deadline mandated by Section 811. As required by Section 811, the Company’s policy provides for the recovery of incentive compensation from current or former executive officers in the event of an accounting restatement. A copy of the Company’s Incentive Compensation Recoupment Policy is attached hereto as Exhibit 97 and is incorporated in this Item 9B by reference.

Item 9C.   Disclosure regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2023 fiscal year.

Item 11.   Executive Compensation

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2023 fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2023 fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2023 fiscal year.

Item 14.   Principal Accountant Fees and Services

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2023 fiscal year.

PART IV.

Item 15.   Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.Financial Statements.

The consolidated financial statements of the Company and its subsidiaries are included in Part II, Item 8 of this report:

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed February 8, 2023)
3.3*	Amended and Restated Bylaws
4.1

Description of Evolution Petroleum Corporations, securities registered under Section 12 of the Exchange Act (incorporated by reference to our Registration of Securities on Form 8-A filed July 13, 2006)

4.1.1	Specimen form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-3 filed June 19, 2013)
4.2	Majority Voting Policy for Directors (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed October 31, 2012)
4.3†	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed February 8, 2017)
4.4†	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed February 8, 2018)
4.4.1†	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan as Revised on July 9, 2019 (incorporated by reference to Exhibit 4.12 of our Annual Report on Form 10-K filed September 13, 2019)
4.4.2†*	Form of Restricted Stock Agreement under 2016 Incentive Plan as revised on May 4, 2023
4.5†	Form of Contingent Restricted Stock Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q filed February 8, 2018)
4.5.1†*	Form of Contingent Restricted Stock Agreement under 2016 Equity Incentive Plan as revised on May 4, 2023
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

EXHIBIT NUMBER	DESCRIPTION
10.2.7

Seventh Amendment to Credit Agreement dated August 5, 2021, between Evolution Petroleum Corporation and MidFirst Bank effective June 30, 2021 (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q filed May 12, 2022)

10.2.8

Eighth Amendment to Credit Agreement dated November 9, 2021, between Evolution Petroleum Corporation and MidFirst Bank effective November 9, 2021 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed November 10, 2021)

10.2.9

Ninth Amendment to the Credit Agreement dated February 7, 2022, between Evolution Petroleum Corporation and MidFirst Bank effective February 4, 2022 (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q filed May 12, 2022)

10.2.10

Tenth Amendment to the Credit Agreement dated May 5, 2023, between Evolution Petroleum Corporation and MidFirst Bank (incorporated by reference to Exhibit 10.2.10 of our Quarterly Report on Form 10-Q filed May 10, 2023)

10.3

Settlement Agreement, dated June 24, 2016, by and among Denbury Onshore, LLC, Denbury Inc., NGS Sub Corp., Tertiaire Resources Company, and the Company (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K filed September 9, 2016)

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

10.9†	Employment Offer Letter to Kelly Loyd dated October 25, 2022 (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q filed February 8, 2023)
10.10†	Employment Offer Letter to J. Mark Bunch dated February 21, 2023 (incorporated by reference to Exhibit 10.10 of our Quarterly Report on Form 10-Q filed May 10, 2023)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed September 14, 2021)
21.1*	List of Subsidiaries of Evolution Petroleum Corporation
23.1*	Consent of Moss Adams LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
23.3*	Consent of DeGolyer & MacNaughton
31.1*	Certification of Principal Executive Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT NUMBER	DESCRIPTION
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	The summary of Netherland, Sewell & Associates, Inc.’s Report as of June 30, 2023, on oil and gas reserves (SEC Case) dated August 10, 2023 and certificate of qualification
99.2*	The summary of DeGolyer and MacNaughton’s Report as of June 30, 2023, on oil and gas reserves (SEC Case) dated August 7, 2023 and certificate of qualification
97*	Incentive Compensation Recoupment Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Attached hereto.

** Furnished herewith.

† Indicates management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, Texas, on the date indicated.

Evolution Petroleum Corporation
Date: September 13, 2023	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

September 13, 2023	/s/ ROBERT S. HERLIN	Chairman of the Board
Robert S. Herlin
September 13, 2023	/s/ KELLY W. LOYD	President and Chief Executive
	Kelly W. Loyd	Officer (Principal Executive Officer) and Director
September 13, 2023	/s/ RYAN STASH	Senior Vice President, Chief Financial Officer and Treasurer (Principal
	Ryan Stash	Financial Officer)
September 13, 2023	/s/ KELLY M. BEATTY	Controller (Principal
	Kelly M. Beatty	Accounting Officer)
September 13, 2023	/s/ EDWARD J. DIPAOLO	Lead Director
Edward J. DiPaolo
September 13, 2023	/s/ MYRA C. BIERRIA	Director
Myra C. Bierria

September 13, 2023	/s/ WILLIAM DOZIER	Director
William Dozier
September 13, 2023	/s/ MARJORIE A. HARGRAVE	Director
Marjorie A. Hargrave