Form 10-Q
period 2023-09-30
EVOLUTION PETROLEUM CORP
filed 2023-11-08
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

At November 3, 2023, 33,430,453 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, except for statements of historical fact, are forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “may,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors, which may include, but are not limited to, the following:

●	our expectations of plans, strategies and objectives, including anticipated development activity and capital spending;
●	our capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength;
●	the benefits of our multi-basin portfolio, including operational and commodity flexibility;
●	our ability to maximize cash flow and the application of excess cash flows to pay dividends and repurchase shares pursuant to our share repurchase program;
●	estimates of our oil, natural gas and natural gas liquids (“NGLs”) production and commodity mix;
●	anticipated oil, natural gas and NGL prices;
●	anticipated drilling and completions activity;
●	estimates of our oil, natural gas and NGL reserves and recoverable quantities;
●	our ability to access credit facilities and other sources of liquidity to meet financial obligations throughout commodity price cycles;
●	limitations on our ability to obtain funding based on environmental, social, and corporate governance (“ESG”) performance;
●	future interest expense;
●	our ability to manage debt and financial ratios, finance growth and comply with financial covenants;
●	the implementation and outcomes of risk management programs, including exposure to commodity price and interest rate fluctuations, the volume of oil and natural gas production hedged, and the markets or physical sales locations hedged;
●	the impact of changes in federal, state, provincial and local, rules and regulations;
●	anticipated compliance with current or proposed environmental requirements, including the costs thereof;
●	the possible impact of greenhouse gas (“GHG”) emissions limitations and renewable energy incentives;
●	adequacy of provisions for abandonment and site reclamation costs;
●	our operational and financial flexibility, discipline and ability to respond to evolving market conditions;
●	the declaration and payment of future dividends and any anticipated repurchase of our outstanding common shares;
●	the adequacy of our provision for taxes and legal claims;
●	our ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses;
●	our competitiveness relative to our peers, including with respect to capital, materials, people, assets and production;
●	oil, natural gas and NGL inventories and global demand for oil, natural gas and NGLs;
●	the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment;
●	adverse weather events;
●	anticipated staffing levels;
●	anticipated payments related to our commitments, obligations and contingencies, and the ability to satisfy the same; and
●	the possible impact of accounting and tax pronouncements, rule changes and standards.

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

When considering any forward-looking statement, the reader should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil, natural gas and NGLs, operating risks and other risk factors as described under the Risk Factors section of our previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as well as the other disclosures contained herein, therein, and as also may be described from time to time in future reports we file with the Securities and Exchange Commission. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. Readers are advised, however, to review any further disclosures we make on related subjects in our filings with the Securities and Exchange Commission.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2023	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$9,413	$11,034
Receivables from crude oil, natural gas, and natural gas liquids revenues	10,555	7,884
Prepaid expenses and other current assets	2,122	2,277
Total current assets	22,090	21,195
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties—full-cost method of accounting:
Oil and natural gas properties, subject to amortization, net	103,384	105,781
Oil and natural gas properties, not subject to amortization	398	—
Total property and equipment, net	103,782	105,781

Other assets	1,328	1,341
Total assets	$127,200	$128,317
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,117	$5,891
Accrued liabilities and other	5,204	6,027
State and federal taxes payable	753	365
Total current liabilities	13,074	12,283
Long term liabilities
Deferred income taxes	6,728	6,803
Asset retirement obligations	17,364	17,012
Operating lease liability	112	125
Total liabilities	37,278	36,223
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 33,440,195 and 33,247,523 shares as of September 30, 2023
and June 30, 2023, respectively	33	33
Additional paid-in capital	40,465	40,098
Retained earnings	49,424	51,963
Total stockholders' equity	89,922	92,094
Total liabilities and stockholders' equity	$127,200	$128,317

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2023	2022
Revenues
Crude oil	$12,616	$15,163
Natural gas	5,552	19,848
Natural gas liquids	2,433	4,786
Total revenues	20,601	39,797
Operating costs
Lease operating costs	11,883	19,116
Depletion, depreciation, and accretion	4,262	3,598
General and administrative expenses	2,603	2,472
Total operating costs	18,748	25,186
Income (loss) from operations	1,853	14,611
Other income (expense)
Net gain (loss) on derivative contracts	—	(603)
Interest and other income	116	6
Interest expense	(32)	(243)
Income (loss) before income taxes	1,937	13,771
Income tax (expense) benefit	(463)	(3,064)
Net income (loss)	$1,474	$10,707
Net income (loss) per common share:
Basic	$0.04	$0.32
Diluted	$0.04	$0.32
Weighted average number of common shares outstanding:
Basic	32,663	33,134
Diluted	32,984	33,319

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,474	$10,707
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	4,262	3,598
Stock-based compensation	472	208
Settlement of asset retirement obligations	—	(7)
Deferred income taxes	(75)	(36)
Unrealized (gain) loss on derivative contracts	—	(1,119)
Accrued settlements on derivative contracts	—	(220)
Other	—	(8)
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	(2,686)	6,804
Prepaid expenses and other current assets	169	33
Accounts payable and accrued liabilities	320	(5,173)
State and federal income taxes payable	388	2,578
Net cash provided by operating activities	4,324	17,365
Cash flows from investing activities:
Acquisition of oil and natural gas properties	—	(31)
Capital expenditures for oil and natural gas properties	(1,827)	(1,848)
Net cash used in investing activities	(1,827)	(1,879)
Cash flows from financing activities:
Common stock dividends paid	(4,013)	(4,026)
Common stock repurchases, including stock surrendered for tax withholding	(105)	(26)
Repayments of senior secured credit facility	—	(9,000)
Net cash (used in) provided by financing activities	(4,118)	(13,052)
Net increase (decrease) in cash and cash equivalents	(1,621)	2,434
Cash and cash equivalents, beginning of period	11,034	8,280
Cash and cash equivalents, end of period	$9,413	$10,714

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$(83)	$(872)

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
For the Three Months Ended September 30, 2023
Balances at June 30, 2023	33,248	$33	$40,098	$51,963	$—	$92,094
Issuance of restricted common stock	204	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(105)	(105)
Retirements of treasury stock	(12)	—	(105)	—	105	—
Stock-based compensation	—	—	472	—	—	472
Net income (loss)	—	—	—	1,474	—	1,474
Common stock dividends paid	—	—	—	(4,013)	—	(4,013)
Balances at September 30, 2023	33,440	$33	$40,465	$49,424	$—	$89,922

For the Three Months Ended September 30, 2022
Balances at June 30, 2022	33,471	$33	$42,629	$32,852	$—	$75,514
Issuance of restricted common stock	79	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(26)	(26)
Retirements of treasury stock	(4)	—	(26)	—	26	—
Stock-based compensation	—	—	208	—	—	208
Net income (loss)	—	—	—	10,707	—	10,707
Common stock dividends paid	—	—	—	(4,026)	—	(4,026)
Balances at September 30, 2022	33,546	$33	$42,811	$39,533	$—	$82,377

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial Statement Presentation

Nature of Operations.   Evolution Petroleum Corporation (“Evolution,” and together with its consolidated subsidiaries, the “Company”) is an independent energy company focused on maximizing returns to shareholders through the ownership of and investment in onshore oil and natural gas properties in the United States. The Company’s long-term goal is to maximize total shareholder return from a diversified portfolio of long-life oil and natural gas properties built through acquisitions and through selective development opportunities, production enhancement, and other exploitation efforts on its oil and natural gas properties.

The Company’s oil and natural gas properties consist of non-operated interests in the following areas: the Jonah Field in Sublette County, Wyoming, a natural gas and natural gas liquids producing field; the Williston Basin in North Dakota, producing oil and natural gas properties; the Barnett Shale located in North Texas, natural gas and natural gas liquids producing properties; the Hamilton Dome Field located in Hot Springs County, Wyoming, a secondary recovery field utilizing water injection wells to pressurize the reservoir; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana, a CO2 enhanced oil recovery project; the Chaveroo oilfield in Chaves and Roosevelt Counties of New Mexico; as well as small overriding royalty interests in four onshore Texas wells.

Interim Financial Statements.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s 2023 Annual Report on Form 10-K for the fiscal year ended June 30, 2023, as filed with the SEC on September 13, 2023. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year. The Company has evaluated events and transactions through the date of issuance of these unaudited condensed consolidated financial statements.

Principles of Consolidation and Reporting.   The unaudited condensed consolidated financial statements include the accounts of Evolution Petroleum Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements for the previous year may be condensed or include certain reclassifications to conform to the current presentation. To conform with the current year presentation, $0.6 million of accrued ad valorem and production taxes at June 30, 2023 are included with “Accrued taxes other than federal and state income tax” instead of “Accrued payables” as disclosed in Note 12, “Additional Financial Statement Information.” This reclassification has no impact on the previously reported unaudited condensed consolidated balance sheets, net income or stockholders’ equity.

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

Oil and Natural Gas Properties.   The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. This includes any internal costs that are directly related to property acquisition, exploration, and development activities but does not include any costs related to production, general corporate overhead, or similar activities. Oil and natural gas properties include costs that are excluded from depletion and amortization, which represent investments in unproved and unevaluated properties and include non-

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

producing leasehold, geologic and geophysical costs associated with leasehold or drilling interests, and exploration drilling costs. These costs are excluded until the project is evaluated and proved reserves are established or impairment is determined.  The Company entered into a strategic partnership with PEDEVCO Corp. (“PEDEVCO”) on September 12, 2023, to jointly develop the Chaveroo oilfield  in the Permian Basin in New Mexico (“the Chaveroo Field”). Per the terms of the participation agreement (the “Participation Agreement”) with PEDEVCO, Evolution paid for acreage associated with nine initial drilling locations totaling approximately $0.4 million. As of September 30, 2023, the Company recorded the payment for the initial acreage as unevaluated costs, excluded from the full cost pool. Refer to Note 3, “Property and Equipment,” for further details.

Use of Estimates.   The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Significant estimates include (a) reserve quantities and estimated future cash flows associated with proved reserves, which may significantly impact depletion expense and potential impairments of oil and natural gas properties, (b) asset retirement obligations, (c) stock-based compensation, (d) fair values of derivative contract assets and liabilities, (e) income taxes and the valuation of deferred income tax assets, (f) commitments and contingencies, and (g) accruals of crude oil, natural gas, and NGL revenues and expenses. The Company analyzes estimates and judgments based on historical experience and various other assumptions and information that are believed to be reasonable. Estimates and assumptions about future events and their effects cannot be predicted with certainty and, accordingly, these estimates may change as additional information is obtained, as new events occur, and as the Company’s environment changes. Actual results may differ from the estimates and assumptions used in the preparation of the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, and requires the use of a new forward-looking expected loss model that will result in the earlier recognition of allowances for losses. Early adoption is permitted and entities must adopt the amendment using a modified retrospective approach to the first reporting period in which the guidance is effective. For smaller reporting companies, as provided by ASU 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842), ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2022. The Company adopted ASU 2016-13 effective July 1, 2023. The adoption did not have a material effect on the Company’s financial position, results of operations, cash flows or disclosures.

Other accounting pronouncements that have recently been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the Jonah Field in Sublette County, Wyoming, the Williston Basin in North Dakota, the Barnett Shale located in North Texas, the Hamilton Dome Field in Wyoming, and the Delhi Field in Northeast Louisiana. Additionally, an overriding royalty

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

interest retained in a past divestiture of Texas properties provides de minimis revenue. The following table disaggregates the Company’s revenues by major product for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended
	September 30,
	2023	2022
Revenues
Crude oil	$12,616	$15,163
Natural gas	5,552	19,848
Natural gas liquids	2,433	4,786
Total revenues	$20,601	$39,797

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Property and Equipment

Property and equipment as of September 30, 2023 and June 30, 2023 consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Oil and natural gas properties
Property costs subject to amortization	$198,562	$197,049
Property costs not subject to amortization	398	—
Less: Accumulated depletion, depreciation, and impairment	(95,178)	(91,268)
Oil and natural gas properties, net	$103,782	$105,781

As of September 30, 2023, $0.4 million of oil and natural gas property costs were not subject to amortization. On September 12, 2023, the Company entered into a Participation Agreement with PEDEVCO for the joint development of a portion of PEDEVCO’s Permian Basin property in the Chaveroo Field, located in Chaves and Roosevelt Counties, New Mexico. The Participation Agreement does not include any of PEDEVCO’s existing vertical or horizontal wells.

Upon signing the Participation Agreement, the Company paid total cash consideration of $0.4 million, which includes less than $0.1 million of capitalized transactions costs, in exchange for a 50% working interest share in the existing leases associated with two initial development blocks, or nine drilling locations. Following completion of the initial nine development wells, the Company will have the right, but not the obligation, to elect to participate and acquire a 50% working interest share in the next development block, for up to a total of approximately 16,000 gross acres for the payment of $450 per acre. The Company allocated all of the acreage costs associated with the initial acreage purchase to unevaluated oil and natural gas properties.

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

Additionally, the Company assesses all properties classified as unevaluated property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group, if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the full cost ceiling test limitation.

Depletion of oil and natural gas properties was $3.9 million and $3.3 million for the three months ended September 30, 2023 and 2022, respectively. During the three months ended September 30, 2023 and 2022, the Company incurred development capital expenditures of $1.5 million and $1.0 million, respectively.

At September 30, 2023, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2023 of the West Texas Intermediate (“WTI”) crude oil spot price of $78.53 per barrel and Henry Hub natural gas spot price of $3.43 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $31.76, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at September 30, 2023 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and as a result, no write-down was necessary.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2022, the ceiling test value of the Company’s reserves was calculated based on the first-day-of the month average for the 12-months ended September 30, 2022 of the WTI crude oil spot price of $92.16 per barrel and Henry Hub natural gas spot price of $6.17 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $47.49, which was based on historical prices received as NGLs do not have any single comparable reference index price. Using these prices, at September 30, 2022 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and as a result, no write-down was necessary.

Note 4. Senior Secured Credit Facility

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

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches or representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. As of September 30, 2023, the Company did not have any borrowings outstanding under its Senior Secured Credit Facility, resulting in $50.0 million of available borrowing capacity. As of September 30, 2023, the Company is in compliance with the financial covenants under the Senior Secured Credit Facility.

On February 7, 2022, the Company entered into the Ninth Amendment to the Senior Secured Credit Facility. This amendment, among other things, modified the definition of utilization percentage related to the required hedging covenant such that for the purposes of determining the amount of future production to hedge, the utilization of the Senior Secured Credit Facility will be based on the Margined Collateral Value, as defined in the agreement, to the extent it exceeds the borrowing base then in effect. This amendment also required the Company to enter into hedges for a 12-month period ending February 2023, covering 25% of expected crude oil and natural gas production over that period.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Income Taxes

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

For the three months ended September 30, 2023 the Company recognized income tax expense of $0.5 million and had an effective tax rate of 23.9% compared to income tax expense of $3.1 million and an effective tax rate of 22.2% for the three months ended September 30, 2022.

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

Note 6. Derivatives

The Company is exposed to certain risks relating to its ongoing business operations, including commodity price risk and interest rate risk. In accordance with the Company’s strategy and the requirements under the Senior Secured Credit Facility (as discussed in Note 4, “Senior Secured Credit Facility”), it may hedge or may be required to hedge a varying portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the unaudited condensed consolidated balance sheets as assets or liabilities, with the changes in the fair value included in the unaudited condensed consolidated statements of operations for the period in which the change occurs. The Company’s hedge strategies and objectives may change significantly as its operational profile changes or as required under the Senior Secured Credit Facility. The Company does not enter into derivative contracts for speculative trading purposes.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of June 30, 2023, all of the Company’s derivative contracts had expired. The Company has no open derivative contracts as of September 30, 2023 or June 30, 2023, and the Company did not post collateral under any of its derivative contracts during the periods in which contracts were open as they were secured under the Company’s Senior Secured Credit Facility.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of the derivative contracts and all payments and receipts on settled derivative contracts in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations.

All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 820, Fair Value Measurement (“ASC 820”). The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations for the three months ended September 30, 2023 and 2022 (in thousands). “Realized gain (loss) on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)	Three Months Ended
as hedging contracts	recognized in income on	September 30,
under ASC 815	derivative contracts	2023	2022
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$—	$(1,722)
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	—	1,119
Total net gain (loss) on derivative contracts		$—	$(603)

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

Note 7. Fair Value Measurement

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable (Level 1) market corroborated (Level 2), or generally unobservable (Level 3). The Company classifies fair value balances based on observability of those inputs.

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented in this report. The Company did not have any open positions at September 30, 2023 or June 30, 2023.

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

The Company follows the provisions of ASC 820, for nonfinancial assets and liabilities measured at fair value on a non-recurring basis. These provisions apply to the Company’s initial measurement and any subsequent revision of asset retirement obligations (“ARO”) for which fair value is calculated using discounted future cash flows derived from historical costs and management’s expectations of future cost environments. Significant Level 3 inputs used in the calculation of ARO include the costs of plugging and abandoning wells, surface restoration, and reserve lives. Subsequent to initial recognition, revisions to estimated asset retirement obligations are made when changes occur for input values. See Note 8, “Asset Retirement Obligations,” for a reconciliation of the beginning and ending balances of the liability for the Company’s ARO.

Note 8. Asset Retirement Obligations

The Company’s ARO represents the estimated present value of the amount expected to be incurred to plug, abandon, and remediate its oil and natural gas properties at the end of their productive lives in accordance with applicable laws and regulations. The Company records the ARO liability on the unaudited condensed consolidated balance sheets and capitalizes the cost in “Oil and natural gas properties, subject to amortization, net” during the period in which the obligation is incurred. The Company records the accretion of its ARO liabilities in “Depletion, depreciation and accretion” expense in the unaudited condensed consolidated statements of operations.

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the period ended September 30, 2023 (in thousands):

September 30, 2023
Asset retirement obligations — beginning of period	$17,067
Accretion of discount	352
Asset retirement obligations — end of period	17,419
Less: current asset retirement obligations	(55)
Long-term portion of asset retirement obligations	$17,364

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Commitments and Contingencies

The Company is subject to various claims and contingencies in the normal course of business. In addition, from time to time, the Company receives communications from government or regulatory agencies concerning investigations or allegations of noncompliance with laws or regulations in jurisdictions in which the Company operates. The Company discloses such matters if it believes there is a reasonable possibility that a future event or events will confirm a material loss through impairment of an asset or the incurrence of a material liability. The Company accrues a material loss if it believes it probable that a future event or events will confirm a loss and the loss is reasonably subject to estimation. Furthermore, the Company will disclose any matter that is unasserted if it considers it probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable and material in amount. The Company expenses legal defense costs as they are incurred.

Note 10. Stockholders’ Equity

Common Stock

As of September 30, 2023, the Company had 33,440,195 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of September 30, 2023, the Company has cumulatively paid over $106.4 million in cash dividends. The Company paid dividends of $4.0 million to its common stockholders during each of the three months ended September 30, 2023 and 2022. The following table reflects the dividends paid per share within the respective three-month periods:

	Fiscal Year
	2024	2023
First quarter ended September 30,	$0.120	$0.120

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

Once the Company completed repayment of borrowings on its Senior Secured Credit Facility and emerged from its blackout period in December 2022, the Company entered into a Rule 10b5-1 plan that authorized a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan included a 30-day cooling off period that did not allow repurchases to commence until January 2023. The plan was effective until June 30, 2023 and had a maximum authorized amount of $5.0 million over that period. The Company may enter into additional Rule 10b5-1 plans in the future, the terms of which will be approved by the Board of Directors.

During the three months ended September 30, 2023 and 2022, the Company acquired treasury stock upon the vesting of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all treasury stock purchases during the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022
Number of treasury shares acquired	11,800	3,805
Average cost per share	$8.89	$6.94
Total cost of treasury shares acquired	$104,902	$26,407

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2023, all common stock dividends for that fiscal year were treated for tax purposes as qualified dividend income to the recipients. Based on its current projections for the fiscal year ended June 30, 2024, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on the Company’s reasonable expectations as of September 30, 2023 and are subject to change based on the Company’s final tax calculations at the end of the fiscal year.

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended, the “2016 Plan”) authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, the Company’s common stock, including its appreciation in value. As of September 30, 2023 and June 30, 2023, approximately 1.0 million shares and 1.3 million shares, respectively, remained available for grant under the 2016 Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. For the three months ended September 30, 2023 and 2022, the Company recognized $0.5 million and $0.2 million, respectively, related to stock-based compensation expense recorded as a component of “General and administrative expenses” on the unaudited condensed consolidated statements of operations.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the three months ended September 30, 2023, the Company granted a total of 0.3 million equity awards that included 0.1 million time-vested restricted stock awards, 0.1 million performance-based restricted stock awards, and 0.1 million performance-based contingent stock units.

During the three months ended September 30, 2022, the Company granted a total of 0.1 million equity awards that included 0.03 million time-vested restricted stock awards, 0.04 million performance-based restricted stock awards, and 0.02 million of performance-based contingent stock units.

For performance-based awards granted during the three months ended September 30, 2023 and 2022, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Three Months Ended
	September 30,
	2023	2022
Weighted average fair value of performance-based awards granted	$3.58	$6.78
Risk-free interest rate	4.87%	3.91%
Expected term in years	2.77	3
Expected volatility	55.0%	69.6%
Dividend yield	7.4%	6.1%

Unvested restricted stock awards as of September 30, 2023 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	489,066	$6.64
Performance-based awards	278,688	5.46
Unvested at September 30, 2023	767,754	$6.21

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the restricted stock award transactions for the three months ended September 30, 2023:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Shares	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2023	595,414	6.48	$2,827	2.4
Time-vested shares granted	68,157	6.47
Performance-based shares granted	136,315	4.80
Vested	(32,132)	5.80
Unvested at September 30, 2023	767,754	$6.21	$3,480	2.4

The following table sets forth contingent restricted stock unit transactions for the three months ended September 30, 2023:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Stock Units	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2023	96,398	$3.49	$195	1.9
Performance-based awards granted	102,239	1.95
Unvested at September 30, 2023	198,637	$2.70	$365	2.2

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2023	2022
Numerator
Net income (loss)	$1,474	$10,707
Undistributed earnings allocated to unvested restricted stock	(26)	(111)
Net income (loss) for earnings per share calculation	$1,448	$10,596

Denominator
Weighted average number of common shares outstanding — Basic	32,663	33,134
Effect of dilutive securities:
Unvested restricted stock awards	278	184
Unvested contingent restricted stock units	43	1
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	32,984	33,319

Net income (loss) per common share — Basic	$0.04	$0.32
Net income (loss) per common share — Diluted	$0.04	$0.32

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 8,000 for the three months ended September 30, 2022 were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

In addition, unvested performance-based restricted stock awards and unvested contingent restricted stock units that would not meet the performance criteria as of the period end are excluded from the computation of diluted earnings per common share.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Additional Financial Statement Information

Certain amounts on the unaudited condensed consolidated balance sheets are comprised of the following (in thousands):

	September 30, 2023	June 30, 2023
Prepaid expenses and other current assets:
Other receivables	$32	$18
Prepaid insurance	582	727
Prepaid federal and state income taxes	805	805
Carryback of EOR tax credit	347	347
Prepaid other	356	380
Total prepaid expenses and other current assets	$2,122	$2,277

Other assets:
Deposit	$1,158	$1,158
Right of use asset under operating lease	170	183
Total other assets	$1,328	$1,341

Accrued liabilities and other:
Accrued payables	$2,937	$3,005
Accrued capital expenditures	31	167
Accrued incentive and other compensation	390	941
Accrued royalties payable	726	977
Accrued taxes other than federal and state income tax	971	739
Accrued severance	—	81
Operating lease liability	59	59
Asset retirement obligations due within one year	55	55
Accrued - other	35	3
Total accrued liabilities and other	$5,204	$6,027

Note 13. Subsequent Events

On November 6, 2023, the Company declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on December 15, 2023 and payable on December 29, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Liquidity and Capital Resources

Results of Operations

Critical Accounting Policies

Commonly Used Terms

“Current quarter” refers to the three months ended September 30, 2023, our first quarter of fiscal year 2024.

“Year-ago quarter” refers to the three months ended September 30, 2022, our first quarter of fiscal year 2023.

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

Our oil and natural gas properties consist of non-operated interests in the following areas: the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field located in Hot Springs County, Wyoming; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana; the Chaveroo oilfield in Chaves and Roosevelt Counties of New Mexico; as well as small overriding royalty interests in four onshore central Texas wells.

Our non-operated interests in the Jonah Field, a natural gas and natural gas liquids (“NGL”) producing field in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 950 net acres. The properties are operated by Jonah Energy, an established operator in the geographic region.

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

Our non-operated interests in the Hamilton Dome Field, a secondary recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% average net working interest, with an associated 20% average net revenue interest (inclusive of a small overriding royalty interest). The approximately 5,900 gross acre unitized field, of which we hold approximately 1,400 net acres, is operated by Merit Energy Company, who owns the majority of the remaining working interest in the Hamilton Dome Field. The Hamilton Dome Field is located in the southwest region of the Big Horn Basin in northwest Wyoming.

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

Our non-operated interest in the Chaveroo oilfield consist of a 50% net working interest, with an associated 41% revenue interest, in approximately 1,625 gross undeveloped acres associated with nine initial development locations. The field is operated by PEDEVCO Corp. (“PEDEVCO”). See “Chaveroo Oilfield Participation Agreement” below for further information.

Recent Developments

Chaveroo Oilfield Participation Agreement

On September 12, 2023, we entered into a participation agreement (the “Participation Agreement”) with PEDEVCO for the joint development of the Chaveroo oilfield, a conventional oil-bearing San Andres field located in Chaves and Roosevelt Counties, New Mexico (the “Chaveroo Field”).

Pursuant to the Participation Agreement, we have the right, but not the obligation, to elect to participate in drilling locations on approximately 16,000 gross leasehold acres consisting of all leasehold rights from surface to the base of the San Andres formation, where PEDEVCO currently holds leasehold interest. We have agreed to pay PEDEVCO $450 per acre to acquire a 50% working interest share in the leases associated with the locations that we choose to participate in. We have entered into a standard operating agreement with PEDEVCO serving as the operator with respect to the development of the properties. The Participation Agreement includes customary representations and warranties of the parties and other terms and conditions that are standard in such participation agreements.

During the three months ended September 30, 2023, we paid total cash consideration of $0.4 million, which includes less than $0.1 million of capitalized transaction costs, in exchange for a 50% working interest share in 1,625 gross undeveloped leasehold acres associated with two initial development blocks, comprised of nine development wells. Following the completion of the initial nine development wells, we will have the right, but not the obligation, to elect to participate in the next development block.

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

In addition, the conflict in the Middle East, the military activities of Russia into Ukraine and the subsequent sanctions imposed on Russia and other actions have created significant market uncertainties, including uncertainties around potential supply disruptions for oil and natural gas, which have further enhanced volatility in global commodity prices.

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

The Federal Reserve has taken actions to raise interest rates in an attempt to tame inflation and slow the economy, which has contributed to volatility in markets.

Given the dynamic nature of these events, we cannot reasonably estimate the period of time that these market conditions will persist; predict the broader impact of liquidity concerns around financial institutions; the impact to long-term cost of capital or economic growth as a result of the Federal Reserve’s policies; or the impact on the commodity prices that we realize.

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

Liquidity and Capital Resources

As of September 30, 2023 and June 30, 2023, we had no borrowings outstanding on our Senior Secured Credit Facility. As of September 30, 2023, we had $9.4 million in cash and cash equivalents compared to $11.0 million in cash and cash equivalents at June 30, 2023. Our primary sources of liquidity and capital resources during the three months ended September 30, 2023 were cash provided by operations and the unused portion of our Senior Secured Credit Facility. Our primary uses of liquidity and capital resources for the three months ended September 30, 2023 were cash dividend payments to our common stockholders, capital expenditures on our existing oil and natural gas properties, and initial cash consideration paid for unevaluated oil and natural gas properties under our Participation Agreement with PEDEVCO. As of September 30, 2023, working capital was $9.0 million, an increase of $0.1 million from working capital of $8.9 million as of June 30, 2023.

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

Borrowings bear interest, at our option, at either the SOFR plus 2.80% or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%.  During the three months ended September 30, 2023, we did not have any borrowings outstanding under our Senior Secured Credit Facility. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of September 30, 2023, we were in compliance with all covenants under the Senior Secured Credit Facility.

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

We have historically funded operations through cash from operations and working capital and utilized our credit facility for property acquisitions. Our primary source of cash from operations is the sale of produced crude oil, natural gas, and NGLs. A portion of these cash flows is used to fund capital expenditures and pay cash dividends to shareholders. We expect to fund near-future capital expenditures with cash flows from operating activities and existing working capital, and as needed from borrowings under our Senior Credit Facility.

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility, totaling $50.0 million as of September 30, 2023. We also have an effective shelf registration statement with the SEC under which we may issue up to $500.0 million of new debt or equity securities.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 40 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, as appropriate. On November 6, 2023, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on December 15, 2023 and payable on December 29, 2023.

On September 8, 2022, our Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $25.0 million of our common stock in the open market through December 31, 2024. We intend to fund any repurchases from working capital and cash provided by operating activities. As we continue to focus on our goal of maximizing total shareholder return, the Board of Directors along with the management team believe that a share repurchase program is a complimentary option to the existing dividend policy and investment opportunities, and is a tax efficient means to further improve shareholder return.

Capital Expenditures

During the three months ended September 30, 2023, we incurred $1.5 million on development capital expenditures. During the current quarter, we participated in the drilling and completion of two new down dip wells in the Delhi Field. Production of the first well began August 2023 while the second well came online in September 2023. We and the operator have been pleased with the early results of these two wells.

Based on discussions with our operators, we expect capital workover projects to continue in all the fields. Overall, for fiscal year 2024, we expect budgeted capital expenditures to be in the range of $10.0 million to $14.0 million, which excludes any potential acquisitions. Our expected capital expenditures for fiscal year 2024 include the two new drilled wells at Delhi Field, discussed above, and Foundation, the operator of our Williston Basin properties, drilling two sidetrack locations targeting the Birdbear formation. It also includes the drilling and completion of three horizontal wells at Chaveroo Field associated with the first development block. Our operator, PEDEVCO, spud the initial well in October 2023 and we expect the wells to come online in the third quarter of fiscal year 2024. We also expect to start incurring capital expenditures, in the fourth quarter at Chaveroo Field, for the second development block consisting of six horizontal wells.

Funding for our anticipated capital expenditures over the near-term is expected to be met from cash flows from operations and current working capital, and as needed from borrowings under our Senior Secured Credit Facility.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of September 30, 2023 were $78.53 per barrel of oil, $3.43 per MMBtu of natural gas and $31.76 per barrel of NGLs. As of September 30, 2023, our capitalized costs of oil and natural gas properties were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of September 30, 2023 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling tests in future quarters. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required in the future. Additionally, a 10% reduction in respective commodity prices at September 30, 2023, while all other factors remained constant, would not have generated an impairment.

Overview of Cash Flow Activities

	Three Months Ended September 30,
	2023	2022	Change
Cash flows provided by operating activities	$4,324	$17,365	$(13,041)
Cash flows used in investing activities	(1,827)	(1,879)	52
Cash flows used in financing activities	(4,118)	(13,052)	8,934
Net increase in cash and cash equivalents	$(1,621)	$2,434	$(4,055)

Cash provided by operating activities for the three months ended September 30, 2023 decreased $13.0 million compared to the three months ended September 30, 2022 primarily due to a decrease in revenues. Total revenues decreased $19.2 million as compared to the prior year period primarily due to lower commodity prices coupled with lower sales volumes. Our average realized price per barrel of oil equivalent (“BOE”) decreased $22.25, or 39.1% from the prior year period. Refer to “Results of Operations” below for further information.

Cash used in investing activities for the three months ended September 30, 2023 decreased slightly as compared to the three months ended September 30, 2022. Capital expenditures for oil and natural gas properties where approximately $1.8 million for each of the three months ended September 30, 2023 and 2022.

Net cash flows used in financing activities for the three months ended September 30, 2023 decreased $8.9 million from the three months ended September 30, 2022. In the prior year quarter, we had repayments totaling $9.0 million of borrowings outstanding under our Senior Secured Credit Facility. For each of the three months ended September 30, 2023 and 2022, cash dividends paid to our common stockholders were $4.0 million.

Results of Operations

Three Months Ended September 30, 2023 and 2022

We reported net income of $1.5 million and $10.7 million for the three months ended September 30, 2023 and 2022, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Three Months Ended
	September 30,
(in thousands, except per unit and per BOE amounts)	2023	2022	Variance	Variance %
Net income (loss)	$1,474	$10,707	$(9,233)	(86.2)%
Revenues:
Crude oil	12,616	15,163	(2,547)	(16.8)%
Natural gas	5,552	19,848	(14,296)	(72.0)%
Natural gas liquids	2,433	4,786	(2,353)	(49.2)%
Total revenues	20,601	39,797	(19,196)	(48.2)%
Operating costs:
Lease operating costs:
CO2 costs	1,578	2,199	(621)	(28.2)%
Ad valorem and production taxes	1,278	3,263	(1,985)	(60.8)%
Other lease operating costs	9,027	13,654	(4,627)	(33.9)%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	3,910	3,322	588	17.7%
Accretion of asset retirement obligations	352	276	76	27.5%
General and administrative expenses:
General and administrative	2,131	2,264	(133)	(5.9)%
Stock-based compensation	472	208	264	126.9%
Other income (expense):
Net gain (loss) on derivative contracts	—	(603)	603	(100.0)%
Interest and other income	116	6	110	1,833.3%
Interest expense	(32)	(243)	211	(86.8)%
Income tax (expense) benefit	(463)	(3,064)	2,601	(84.9)%

Production:
Crude oil (MBBL)	161	168	(7)	(4.2)%
Natural gas (MMCF)	2,025	2,494	(469)	(18.8)%
Natural gas liquids (MBBL)	95	115	(20)	(17.4)%
Equivalent (MBOE)(1)	594	699	(105)	(15.0)%
Average daily production (BOEPD)(1)	6,457	7,598	(1,141)	(15.0)%

Average price per unit(2):
Crude oil (BBL)	$78.36	$90.26	$(11.90)	(13.2)%
Natural gas (MCF)	2.74	7.96	(5.22)	(65.6)%
Natural Gas Liquids (BBL)	25.61	41.62	(16.01)	(38.5)%
Equivalent (BOE)(1)	34.68	56.93	(22.25)	(39.1)%

Average cost per unit:
Operating costs:
Lease operating costs:
CO2 costs	$2.66	$3.15	(0.49)	(15.6)%
Ad valorem and production taxes	2.15	4.67	(2.52)	(54.0)%
Other lease operating costs	15.20	19.53	(4.33)	(22.2)%
Depletion of full cost proved oil and natural gas properties	6.58	4.75	1.83	38.5%
General and administrative expenses:
General and administrative	3.59	3.24	0.35	10.8%
Stock-based compensation	0.79	0.30	0.49	163.3%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $20.6 million and $39.8 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in revenue is primarily due to the decrease in our average realized price per BOE coupled with a decrease in our sales volumes. Our average realized commodity price (excluding the impact of derivative contracts) for the three months ended September 30, 2023 decreased approximately $22.25 per BOE, or 39.1%, over the prior year period. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, inventory storage levels, basis differentials and other factors. Realized natural gas prices decreased 65.6% from the prior year period, driving the largest decrease in revenues. Average daily equivalent production decreased 15.0% from 7,598 BOEPD in the prior year period to 6,457 BOEPD in the current period. We began experiencing production declines and downtime in April 2023 at Barnett Shale and May 2023 at Delhi Field. At Barnett Shale, production declines were related to compression issues due to excessive heat, downtime in the gathering and processing system, pipeline rerouting and optimization, and our operator’s decision to temporarily shut-in certain low margin wells. Starting in May 2023, Delhi Field incurred downtime as a result of the installation of the heat exchanger project, turbine issues at the NGL plant and shut-in of wells throughout the summer due to high ambient temperatures. As of September 30, 2023, these issues have been moderated or resolved.

Lease Operating Costs

Ad valorem and production taxes were $1.3 million and $3.3 million for the three months ended September 30, 2023 and 2022, respectively. On a per unit basis, ad valorem and production taxes were $2.15 per BOE and $4.67 per BOE for the three months ended September 30, 2023 and 2022, respectively. The decrease in ad valorem and production taxes is primarily due to decreases in oil and natural gas prices as well as decreased production volumes described above as production taxes are based on sales at the wellhead.

The following table summarizes CO2 costs per Mcf and CO2 volumes for the three months ended September 30, 2023 and 2022. CO2 purchase costs are for the Delhi Field. Under our contract with the Delhi Field operator, purchased CO2 is priced at 1% of the realized oil price in the field per MCF, plus sales taxes and transportation costs as per contract terms.

	Three Months Ended
	September 30,
	2023	2022	Variance	Variance %
CO2 costs per MCF	$0.99	$1.11	$(0.12)	(10.8)%
CO2 volumes (MMCF per day, gross)	72.4	90.0	(17.6)	(19.6)%

The $0.6 million decrease in CO2 costs for the three months ended September 30, 2023 was primarily due to a 19.6% decrease in purchased CO2 volumes combined with a 10.8% decrease in CO2 costs per MCF, which was driven by a decrease in our average realized oil price. CO2 volumes injected were reduced compared to prior year period due to downtime associated with maintenance on the CO2 pipeline and higher ambient temperatures in the Delhi Field during the current quarter. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. We do not have any ownership in the CO2 pipeline which is owned and operated by Denbury. On a per unit basis, CO2 costs were $2.66 per BOE and $3.15 per BOE for the three months ended September 30, 2023 and 2022, respectively.

Other lease operating costs decreased $4.6 million, or 33.9%, compared to the prior year period primarily due to lower production combined with the lower commodity price environment. On a per unit basis, other lease operating costs decreased to $15.20 per BOE for the three months ended September 30, 2023 from $19.53 per BOE in the year-ago quarter. The largest decrease in operating costs is at our Barnett Shale properties and the Delhi Field. At the Barnett Shale, significant cost savings efforts are being prioritized due to the lower realized natural gas prices and the shut-in of certain low margin wells at current natural gas prices. We are incurring lower operating costs in all cost categories, especially lower water hauling costs and lower gathering, transportation and processing charges. At Delhi Field, we have seen lower electricity charges due to lower commodity prices.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $0.6 million or 17.7% from $3.3 million to $3.9 million for the three months ended September 30, 2023 primarily due to an increase in the depletion rate. On a per unit basis, depletion expense was $6.58 per BOE and $4.75 per BOE for the three months ended September 30, 2023 and 2022, respectively. The deletion rate of our unit of production calculation increased due to decreases in proved reserve volumes as well as increase in our depletable base due to capital expenditures since September 30, 2022.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2023 decreased $0.1 million, or 5.9%, to $2.1 million compared to $2.3 million for the prior year period. The decrease primarily relates to lower consulting fees totaling approximately $0.3 million related to our search for a CEO and outsourced services in the prior year period. The decrease in consulting fees is partially offset by an increase of approximately $0.1 million for salary and employee benefits due to additional personnel added since the prior year period. On a per unit basis, general and administrative expenses were $3.59 per BOE and $3.24 per BOE for the three months ended September 30, 2023 and 2022, respectively. The slight increase on a per unit basis is the result of the decrease in production for the current year period.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended September 30, 2023 increased $0.3 million to $0.5 million compared to $0.2 million for the prior year period. The increase is primarily due to the addition of new personnel, including our CEO and COO added since the prior year period and the associated new awards granted during the current year period.

Net Gain (Loss) on Derivative Contracts

Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized (gains) losses on our average realized prices for the periods presented. As of September 30, 2023, we did not have any open crude oil or natural gas derivative contracts. In the prior year period, because of our acquisitions during fiscal year 2022 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms set in the Senior Secured Credit Facility to hedge a portion of our production. The increase in commodity prices since entering into those hedges resulted in realized losses on derivative contracts for the prior year period.

	Three Months Ended
	September 30,
(in thousands, except per unit and per BOE amounts)	2023	2022	Variance	Variance %
Realized gain (loss) on derivative contracts	$—	$(1,722)	$1,722	(100.0)%
Unrealized gain (loss) on derivative contracts	—	1,119	(1,119)	(100.0)%
Total net gain (loss) on derivative contracts	$—	$(603)	$603	(100.0)%

Average realized crude oil price per BBL	$78.36	$90.26	$(11.90)	(13.2)%
Cash effect of oil derivative contracts per BBL	—	(1.46)	1.46	(100.0)%
Crude oil price per Bbl (including impact of realized derivatives)	$78.36	$88.80	$(10.44)	(11.8)%

Average realized natural gas price per MCF	$2.74	$7.96	$(5.22)	(65.6)%
Cash effect of natural gas derivative contracts per MCF	—	(0.59)	0.59	(100)%
Natural gas price per Mcf (including impact of realized derivatives)	$2.74	$7.37	$(4.63)	(62.8)%

Interest Expense

Interest expense decreased $0.2 million for the three months ended September 30, 2023 compared to the prior year period primarily due to repayments of borrowings outstanding on our Senior Secured Credit Facility during the prior fiscal year.

Income Tax (Expense) Benefit

For the three months ended September 30, 2023, we recognized income tax expense of $0.5 million on net income before income taxes of $1.9 million compared to income tax expense of $3.1 million on net income before income taxes of $13.8 million for the three months ended September 30, 2022. The effective tax rates were 23.9% and 22.2% for three months ended September 30, 2023 and 2022, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we select certain accounting policies and make estimates and assumptions that affect the reported amounts of the assets, liabilities, and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. These policies, together with our estimates, have a significant effect on our unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. For the derivative contracts settled during fiscal 2023 and 2022, we did not post collateral. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 6, “Derivatives” to our unaudited condensed consolidated financial statements for more details.

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

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. This information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15(d)-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2023 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, during the quarter ended September 30, 2023, we have determined that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 9, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements in Item 1. Condensed Consolidated Financial Statements (Unaudited) for a description of any legal proceedings, which is incorporated herein by reference.

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2023 includes a detailed description of our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about the Company's purchases of its equity securities during the three months ended September 30, 2023.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs(2)	(in thousands)(2)
July 2023	—	$—	—	$21,152
August 2023	—	—	—	21,152
September 2023	11,800	8.89	—	21,152
(1)	During the three months ended September 30, 2023, all of the shares received were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.
(2)	On September 8, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company's common stock, our capital needs and resources, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company's Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice.

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

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed February 8, 2023).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10- filed September 13, 2023)
31.1**	Certification of Principal Executive Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Attached hereto.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evolution Petroleum Corporation
Date: November 8, 2023	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director
	By:	/s/ RYAN STASH
Ryan Stash Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer