Form 10-Q
period 2023-12-31
EVOLUTION PETROLEUM CORP
filed 2024-02-07
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

At February 2, 2024, 33,456,330 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2023	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$8,460	$11,034
Receivables from crude oil, natural gas, and natural gas liquids revenues	10,119	7,884
Prepaid expenses and other current assets	2,569	2,277
Total current assets	21,148	21,195
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties—full-cost method of accounting:
Oil and natural gas properties, subject to amortization, net	100,111	105,781
Oil and natural gas properties, not subject to amortization	3,370	—
Total property and equipment, net	103,481	105,781

Other assets	1,337	1,341
Total assets	$125,966	$128,317
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,233	$5,891
Accrued liabilities and other	6,294	6,027
State and federal taxes payable	—	365
Total current liabilities	14,527	12,283
Long term liabilities
Deferred income taxes	6,161	6,803
Asset retirement obligations	17,738	17,012
Operating lease liability	101	125
Total liabilities	38,527	36,223
Commitments and contingencies (Note 9)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 33,506,794 and 33,247,523 shares as of December 31, 2023
and June 30, 2023, respectively	34	33
Additional paid-in capital	40,920	40,098
Retained earnings	46,485	51,963
Total stockholders' equity	87,439	92,094
Total liabilities and stockholders' equity	$125,966	$128,317

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenues
Crude oil	$11,759	$13,100	$24,375	$28,263
Natural gas	6,531	17,370	12,083	37,218
Natural gas liquids	2,734	3,206	5,167	7,992
Total revenues	21,024	33,676	41,625	73,473
Operating costs
Lease operating costs	12,358	15,041	24,241	34,157
Depletion, depreciation, and accretion	4,598	3,458	8,860	7,056
General and administrative expenses	2,502	2,581	5,105	5,053
Total operating costs	19,458	21,080	38,206	46,266
Income (loss) from operations	1,566	12,596	3,419	27,207
Other income (expense)
Net gain (loss) on derivative contracts	—	846	—	243
Interest and other income	104	7	220	13
Interest expense	(34)	(129)	(66)	(372)
Income (loss) before income taxes	1,636	13,320	3,573	27,091
Income tax (expense) benefit	(554)	(2,933)	(1,017)	(5,997)
Net income (loss)	$1,082	$10,387	$2,556	$21,094
Net income (loss) per common share:
Basic	$0.03	$0.31	$0.08	$0.63
Diluted	$0.03	$0.31	$0.08	$0.62
Weighted average number of common shares outstanding:
Basic	32,693	33,174	32,676	33,154
Diluted	32,900	33,394	32,940	33,356

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$2,556	$21,094
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	8,860	7,056
Stock-based compensation	1,036	702
Settlement of asset retirement obligations	—	(71)
Deferred income taxes	(642)	(355)
Unrealized (gain) loss on derivative contracts	—	(2,189)
Accrued settlements on derivative contracts	—	(919)
Other	3	(4)
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	(2,239)	8,113
Prepaid expenses and other current assets	(274)	(316)
Accounts payable and accrued liabilities	2,443	(5,398)
State and federal income taxes payable	(365)	56
Net cash provided by operating activities	11,378	27,769
Cash flows from investing activities:
Acquisition of oil and natural gas properties	—	(31)
Capital expenditures for oil and natural gas properties	(5,705)	(2,886)
Net cash used in investing activities	(5,705)	(2,917)
Cash flows from financing activities:
Common stock dividends paid	(8,034)	(8,085)
Common stock repurchases, including stock surrendered for tax withholding	(213)	(87)
Repayments of senior secured credit facility	—	(21,250)
Net cash (used in) provided by financing activities	(8,247)	(29,422)
Net increase (decrease) in cash and cash equivalents	(2,574)	(4,570)
Cash and cash equivalents, beginning of period	11,034	8,280
Cash and cash equivalents, end of period	$8,460	$3,710

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$(142)	$(768)

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
For the Three Months Ended December 31, 2023
Balances at September 30, 2023	33,440	$33	$40,465	$49,424	$—	$89,922
Issuance of restricted common stock	84	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(108)	(108)
Retirements of treasury stock	(17)	—	(108)	—	108	—
Stock-based compensation	—	—	564	—	—	564
Net income (loss)	—	—	—	1,082	—	1,082
Common stock dividends paid	—	—	—	(4,021)	—	(4,021)
Balances at December 31, 2023	33,507	$34	$40,920	$46,485	$—	$87,439

For the Six Months Ended December 31, 2023
Balances at June 30, 2023	33,248	$33	$40,098	$51,963	$—	$92,094
Issuance of restricted common stock	288	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(213)	(213)
Retirements of treasury stock	(29)	—	(213)	—	213	—
Stock-based compensation	—	—	1,036	—	—	1,036
Net income (loss)	—	—	—	2,556	—	2,556
Common stock dividends paid	—	—	—	(8,034)	—	(8,034)
Balances at December 31, 2023	33,507	$34	$40,920	$46,485	$—	$87,439

For the Three Months Ended December 31, 2022
Balances at September 30, 2022	33,546	$33	$42,811	$39,533	$—	$82,377
Issuance of restricted common stock	296	1	(1)	—	—	—
Forfeitures of restricted stock	(26)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(61)	(61)
Retirements of treasury stock	(8)	—	(61)	—	61	—
Stock-based compensation	—	—	494	—	—	494
Net income (loss)	—	—	—	10,387	—	10,387
Common stock dividends paid	—	—	—	(4,059)	—	(4,059)
Balances at December 31, 2022	33,808	$34	$43,243	$45,861	$—	$89,138

For the Six Months Ended December 31, 2022
Balances at June 30, 2022	33,471	$33	$42,629	$32,852	$—	$75,514
Issuance of restricted common stock	375	1	(1)	—	—	—
Forfeitures of restricted stock	(26)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(87)	(87)
Retirements of treasury stock	(12)	—	(87)	—	87	—
Stock-based compensation	—	—	702	—	—	702
Net income (loss)	—	—	—	21,094	—	21,094
Common stock dividends paid	—	—	—	(8,085)	—	(8,085)
Balances at December 31, 2022	33,808	$34	$43,243	$45,861	$—	$89,138

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

Oil and Natural Gas Properties.   The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method of accounting, all costs incurred in the acquisition, exploration and development of oil and natural gas properties, including unproductive wells, are capitalized. This includes any internal costs that are directly related to property acquisition, exploration, and development activities but does not include any costs related to production, general corporate overhead, or similar activities. Oil and natural gas properties include costs that are excluded from depletion and amortization, which represent investments in unproved and unevaluated properties and include non-

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

producing leasehold, geologic and geophysical costs associated with leasehold or drilling interests, and exploration drilling costs. These costs are excluded until the project is evaluated and proved reserves are established or impairment is determined.  The Company entered into a strategic partnership with PEDEVCO Corp. (“PEDEVCO”) on September 12, 2023, to jointly develop the Chaveroo oilfield in the Permian Basin in New Mexico (the “Chaveroo Field”). Per the terms of the participation agreement (the “Participation Agreement”) with PEDEVCO, Evolution paid for acreage associated with nine initial drilling locations totaling approximately $0.4 million. As of December 31, 2023, the Company recorded the payment for the initial acreage as unevaluated costs, excluded from the full cost pool. Refer to Note 3, “Property and Equipment,” for further details.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures by expanding the income tax rate reconciliation disclosure and income taxes paid information. ASU 2023-09 also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating ASU 2023-09 and the impact it may have to the Company’s financial position, results of operations, cash flow or disclosures.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the Jonah Field in Sublette County, Wyoming, the Williston Basin in North Dakota, the Barnett Shale located in North Texas, the Hamilton Dome Field in Wyoming, and the Delhi Field in Northeast Louisiana. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provides de minimis revenue. The following table disaggregates the Company’s revenues by major product for the three and six months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Revenues
Crude oil	$11,759	$13,100	$24,375	$28,263
Natural gas	6,531	17,370	12,083	37,218
Natural gas liquids	2,734	3,206	5,167	7,992
Total revenues	$21,024	$33,676	$41,625	$73,473

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Differences between estimates and actual amounts received for product sales are recorded in the month that payments received from purchasers are remitted to the Company by field operators.

Note 3. Property and Equipment

Property and equipment as of December 31, 2023 and June 30, 2023 consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Oil and natural gas properties
Property costs subject to amortization	$199,526	$197,049
Property costs not subject to amortization	3,370	—
Less: Accumulated depletion, depreciation, and impairment	(99,415)	(91,268)
Oil and natural gas properties, net	$103,481	$105,781

As of December 31, 2023, $3.4 million of oil and natural gas property costs were not subject to amortization. On September 12, 2023, the Company entered into a Participation Agreement with PEDEVCO for the joint development of a portion of PEDEVCO’s Permian Basin property in the Chaveroo Field, located in Chaves and Roosevelt Counties, New Mexico. The Participation Agreement does not include any of PEDEVCO’s existing vertical or horizontal wells.

Upon signing the Participation Agreement, the Company paid total cash consideration of $0.4 million, which includes less than $0.1 million of capitalized transactions costs, in exchange for a 50% working interest share in the existing leases associated with two initial development blocks, or nine drilling locations. Following completion of the initial nine development wells, the Company will have the right, but not the obligation, to elect to participate and acquire a 50% working interest share in the next development block, for up to a total of approximately 16,000 gross acres for the payment of $450 per acre. The Company allocated all of the acreage costs associated with the initial acreage purchase to unevaluated oil and natural gas properties. As of December 31, 2023, the Company has incurred approximately $3.0 million in capital expenditures related to the drilling and completion of an initial three wells. These capital expenditures are recorded as unevaluated property costs.

The Company uses the full cost method of accounting for its investments in oil and natural gas properties. All costs of acquisition, exploration, and development of oil and natural gas reserves are capitalized as the cost of oil and natural gas properties when incurred. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated depletion, exceed the discounted future net revenues of proved oil and natural gas reserves, net of deferred taxes, such excess capitalized costs would be charged to expense as a write-down of oil and natural gas properties.

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

Depletion of oil and natural gas properties was $8.1 million and $6.5 million for the six months ended December 31, 2023 and 2022, respectively. During the six months ended December 31, 2023 and 2022, the Company incurred development capital expenditures of $2.4 million and $2.1 million, respectively.

At December 31, 2023, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended December 31, 2023 of the West Texas Intermediate (“WTI”) crude oil spot price

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of $78.21 per barrel and Henry Hub natural gas spot price of $2.63 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $31.57, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at December 31, 2023 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and as a result, no write-down was necessary.

At December 31, 2022, the ceiling test value of the Company’s reserves was calculated based on the first-day-of the month average for the 12-months ended December 31, 2022 of the WTI crude oil spot price of $94.14 per barrel and Henry Hub natural gas spot price of $6.40 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $48.50, which was based on historical prices received as NGLs do not have any single comparable reference index price. Using these prices, at December 31, 2022 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, and as a result, no write-down was necessary.

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

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches or representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. As of December 31, 2023, the Company did not have any borrowings outstanding under its Senior Secured Credit Facility, resulting in $50.0 million of available borrowing capacity. As of December 31, 2023, the Company is in compliance with the financial covenants under the Senior Secured Credit Facility.

On February 7, 2022, the Company entered into the Ninth Amendment to the Senior Secured Credit Facility. This amendment, among other things, modified the definition of utilization percentage related to the required hedging covenant such that for the purposes of determining the amount of future production to hedge, the utilization of the Senior

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Secured Credit Facility will be based on the Margined Collateral Value, as defined in the agreement, to the extent it exceeds the borrowing base then in effect.

Note 5. Income Taxes

The Company files a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits, nor any accrued interest or penalties associated with unrecognized tax benefits during the periods presented in the unaudited condensed consolidated financial statements. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the fiscal years ended June 30, 2020 through June 30, 2023 for federal tax purposes and for the fiscal years ended June 30, 2019 through June 30, 2023 for state tax purposes. To the extent the Company utilizes net operating losses (“NOLs”) generated in earlier years, such earlier years may also be subject to audit.

For six months ended December 31, 2023, the Company recognized income tax expense of $1.0 million and had an effective tax rate of 28.5% compared to income tax expense of $6.0 million and an effective tax rate of 22.1% for the six months ended December 31, 2022.

The Company’s effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the states of Louisiana, North Dakota, and Texas, percentage depletion in excess of basis, and other permanent differences. For both periods, the respective statutory federal tax rate was 21%.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of June 30, 2023, all of the Company’s derivative contracts had expired. The Company has no open derivative contracts as of December 31, 2023 or June 30, 2023, and the Company did not post collateral under any of its derivative contracts during the periods in which contracts were open as they were secured under the Company’s Senior Secured Credit Facility.

The Company has in the past, and may utilize in the future, commodity derivative contracts such as costless put/call collars and fixed-price swaps to hedge a portion of its anticipated future production. A costless collar consists of a sold

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

call, which establishes a maximum price the Company will receive for the volumes under contract, and a purchased put that establishes a minimum price. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for the volumes under contract. The Company has elected not to designate its open derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of the derivative contracts and all payments and receipts on settled derivative contracts in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations.

All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 820, Fair Value Measurement (“ASC 820”). The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations for the six months ended December 31, 2023 and 2022 (in thousands). “Realized gain (loss) on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)	Three Months Ended		Six Months Ended
as hedging contracts	recognized in income on	December 31,		December 31,
under ASC 815	derivative contracts	2023	2022	2023	2022
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$—	$(224)	$—	$(1,946)
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	—	1,070	—	2,189
Total net gain (loss) on derivative contracts		$—	$846	$—	$243

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

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented in this report. The Company did not have any open positions at December 31, 2023 or June 30, 2023.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the period ended December 31, 2023 (in thousands):

December 31, 2023
Asset retirement obligations — beginning of period	$17,067
Accretion of discount	712
Asset retirement obligations — end of period	17,779
Less: current asset retirement obligations	(41)
Long-term portion of asset retirement obligations	$17,738

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

Note 10. Stockholders’ Equity

Common Stock

As of December 31, 2023, the Company had 33,506,794 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of December 31, 2023, the Company has cumulatively paid over $110.4 million in cash dividends. The Company paid dividends of $8.0 million and $8.1 million to its common stockholders during the six months ended December 31, 2023 and 2022, respectively. The following table reflects the dividends paid per share within the respective three-month periods:

	Fiscal Year
	2024	2023
Second quarter ended December 31,	$0.120	$0.120
First quarter ended September 30,	0.120	0.120

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In November 2023, the Company entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan is effective until June 30, 2024, unless extended, renewed or terminated by the Company, and has a maximum authorized amount of $0.8 million over that period. The Company may alter the terms of the plan from time to time to the extent it determines changes are necessary to achieve the intended objectives of the repurchase program. No shares were purchased under this plan during the period ended December 31, 2023.

During the six months ended December 31, 2023 and 2022, the Company acquired treasury stock upon the ordinary course of scheduled vestings of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting.

The following table summarizes all treasury stock purchases during the six months ended December 31, 2023 and 2022:

	Six Months Ended
	December 31,
	2023	2022
Number of treasury shares acquired	29,236	12,049
Average cost per share	$7.29	$7.19
Total cost of treasury shares acquired	$213,015	$86,690

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2023, all common stock dividends for that fiscal year were treated for tax purposes as qualified dividend income to the recipients. Based on its current projections for the fiscal year ended June 30, 2024, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on the Company’s reasonable expectations as of December 31, 2023 and are subject to change based on the Company’s final tax calculations at the end of the fiscal year.

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended, the “2016 Plan”) authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, the Company’s common stock, including its appreciation in value. As of December 31, 2023 and June 30, 2023, approximately 0.9 million shares and 1.3 million shares, respectively, remained available for grant under the 2016 Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. During the three and six months ended December 31, 2023, the Company recognized $0.6 million and $1.0 million, respectively, related to stock-based compensation. During the three and six months ended December 31, 2022, the Company recognized $0.5 million and $0.7 million, respectively, related to stock-based compensation expense. Stock-based compensation expense is recorded as a component of “General and administrative expenses” on the unaudited condensed consolidated statements of operations.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the six months ended December 31, 2023, the Company granted a total of 0.4 million equity awards that included 0.2 million time-vested restricted stock awards, 0.1 million performance-based restricted stock awards, and 0.1 million performance-based contingent stock units.

During the six months ended December 31, 2022, the Company granted a total of 0.4 million equity awards that included 0.3 million time-vested restricted stock awards, 0.1 million performance-based restricted stock awards, and less than 0.05 million of performance-based contingent stock units.

For performance-based awards granted during the six months ended December 31, 2023 and 2022, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Six Months Ended
	December 31,
	2023	2022
Weighted average fair value of performance-based awards granted	$3.58	$6.69
Risk-free interest rate	4.87%	3.91% to 4.44%
Expected term in years	2.77	2.66 to 2.78
Expected volatility	55.0%	69.6% to 70.9%
Dividend yield	7.4%	6.1%

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unvested restricted stock awards as of December 31, 2023 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	439,603	$6.61
Performance-based awards	278,688	5.46
Unvested at December 31, 2023	718,291	$6.16

The following table sets forth the restricted stock award transactions for the six months ended December 31, 2023:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Shares	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2023	595,414	6.48	$2,827	2.4
Time-vested shares granted	152,192	6.24
Performance-based shares granted	136,315	4.80
Vested	(165,630)	6.26
Unvested at December 31, 2023	718,291	$6.16	$3,470	2.1

The following table sets forth contingent restricted stock unit transactions for the six months ended December 31, 2023:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Stock Units	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2023	96,398	$3.49	$195	1.9
Performance-based awards granted	102,239	1.95
Unvested at December 31, 2023	198,637	$2.70	$320	2.0

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2023	2022	2023	2022
Numerator
Net income (loss)	$1,082	$10,387	$2,556	$21,094
Undistributed earnings allocated to unvested restricted stock	(24)	(162)	(51)	(274)
Net income (loss) for earnings per share calculation	$1,058	$10,225	$2,505	$20,820

Denominator
Weighted average number of common shares outstanding — Basic	32,693	33,174	32,676	33,154
Effect of dilutive securities:
Unvested restricted stock awards	171	206	225	195
Unvested contingent restricted stock units	36	14	39	7
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	32,900	33,394	32,940	33,356

Net income (loss) per common share — Basic	$0.03	$0.31	$0.08	$0.63
Net income (loss) per common share — Diluted	$0.03	$0.31	$0.08	$0.62

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 0.2 million and 0.1 million for the three and six months ended December 31, 2023, respectively, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Additional Financial Statement Information

Certain amounts on the unaudited condensed consolidated balance sheets are comprised of the following (in thousands):

	December 31, 2023	June 30, 2023
Prepaid expenses and other current assets:
Other receivables	$21	$18
Prepaid insurance	468	727
Prepaid federal and state income taxes	1,371	805
Carryback of EOR tax credit	347	347
Prepaid other	362	380
Total prepaid expenses and other current assets	$2,569	$2,277

Other assets:
Deposit	$1,158	$1,158
Right of use asset under operating lease	179	183
Total other assets	$1,337	$1,341

Accrued liabilities and other:
Accrued payables	$2,890	$3,005
Accrued capital expenditures	593	167
Accrued incentive and other compensation	611	941
Accrued royalties payable	1,046	977
Accrued taxes other than federal and state income tax	980	739
Accrued severance	—	81
Operating lease liability	97	59
Asset retirement obligations due within one year	41	55
Accrued - other	36	3
Total accrued liabilities and other	$6,294	$6,027

Note 13. Subsequent Events

Dividend Declaration

On February 5, 2024, the Company declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on March 15, 2024 and payable on March 28, 2024.

Derivatives

On January 30, 2024, the Company entered into new derivative contracts covering 40,775 barrels of its crude oil comprised of put positions at $75.00 per barrel and fixed-price swap positions at $73.41 per barrel over the effective period of February 2024 through June 2024.

SCOOP/STACK Acquisitions

On January 5, 2024, the Company entered into separate Purchase and Sale Agreements (“PSAs”) with Red Sky Resources III, LLC, Red Sky Resources IV, LLC, and Coriolis Energy Partners I, LLC. Pursuant to the PSAs, the Company will acquire non-operating working interests in oil and natural gas properties in the SCOOP and STACK plays in central Oklahoma for a combined purchase price of approximately $43.5 million in cash. Contemporaneous with the execution of the PSAs, the Company paid deposits totaling $3.26 million. The Company expects to fund the balance of the consideration to be paid in the transactions with a combination of cash on hand and borrowings under its senior secured credit facility.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The acquired assets consist of an average working interest of approximately 3% net to Evolution, in 231 producing wells and as of the effective date, 21 gross drilled and uncompleted wells to be funded through completion by the sellers, in the SCOOP and STACK plays of the Anadarko Basin in Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, and Stephens counties, Oklahoma.

The effective date of these acquisitions is November 1, 2023 and each transaction is expected to close in mid-February during the third quarter of fiscal 2024. The PSAs governing each transaction contain customary representations and warranties, covenants, indemnification, closing conditions and termination provisions and also provide for various purchase price adjustments, including adjusting the purchase price for the net cash flows of the properties between the effective date and closing date of the acquisition, to be calculated as of the closing date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Liquidity and Capital Resources

Results of Operations

Critical Accounting Policies

Commonly Used Terms

“Current quarter” refers to the three months ended December 31, 2023, our first quarter of fiscal year 2024.

“Year-ago quarter” refers to the three months ended December 31, 2022, our first quarter of fiscal year 2023.

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

Our non-operated interests in the Jonah Field, a natural gas and NGL producing field in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 950 net acres. The properties are operated by Jonah Energy, an established operator in the geographic region.

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

Our non-operated interests in the Delhi Field, a CO2-EOR project producing oil and NGLs, consist of approximately 24% average net working interest, with an associated 19% revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC (“Denbury”). The Delhi Field is located in northeast Louisiana in Franklin, Madison, and Richland Parishes and encompasses approximately 14,000 gross unitized acres, or approximately 3,200 net acres.

Our non-operated interests in the Chaveroo oilfield consist of a 50% net working interest, with an associated 41% revenue interest, in approximately 1,625 gross undeveloped acres associated with nine initial development locations with the right to acquire the same working interest in additional development locations and associated acreage at a fixed price. The field is operated by PEDEVCO Corp. (“PEDEVCO”). See “Chaveroo Oilfield Participation Agreement” below for further information.

Recent Developments

SCOOP/STACK Acquisitions

On January 5, 2024, we entered into separate Purchase and Sale Agreements (“PSAs”) with Red Sky Resources III, LLC, Red Sky Resources IV, LLC, and Coriolis Energy Partners I, LLC. Pursuant to the PSAs, we will acquire non-operating working interests in oil and natural gas properties in the SCOOP and STACK plays in central Oklahoma for a combined purchase price of approximately $43.5 million in cash (“the SCOOP/STACK Acquisitions”). Contemporaneous with the execution of the PSAs, we paid deposits totaling $3.26 million. We expect to fund the balance of the consideration to be paid in the transactions with a combination of cash on hand and borrowings under our senior secured credit facility.

The acquired assets consist of an average working interest of approximately 3% net to us, in 231 producing wells and as of the effective date, 21 gross drilled and uncompleted wells to be funded through completion by the sellers, in the SCOOP and STACK plays of the Anadarko Basin in Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, and Stephens counties, Oklahoma. The acquisitions also include approximately 3,700 net acres with more than 300 associated potential drilling opportunities.

The effective date of these acquisitions is November 1, 2023 and each transaction is expected to close in mid-February during the third quarter of fiscal 2024. The PSAs governing each transaction contain customary representations and warranties, covenants, indemnification, closing conditions and termination provisions and also provide for various purchase price adjustments, including adjusting the purchase price for the net cash flows of the properties between the effective date and closing date of the acquisition, to be calculated as of the closing date.

Appointment of Chief Accounting Officer

On December 18, 2023, we announced that the Board of Directors approved the appointment of Kelly M. Beatty as Chief Accounting Officer, effective January 1, 2024. Ms. Beatty has been serving as Principal Accounting Officer since December 2022 and has served as the Company’s Controller since February 2022.

Share Repurchase Program

In November 2023, we entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan is effective until June 30, 2024, unless extended, renewed or terminated, and has a maximum authorized amount of $0.8 million over that period. We may alter the terms of the plan from time to time to the extent we determine changes are necessary to achieve the intended objectives of our repurchase program. No shares were repurchased under this program during the period ended December 31, 2023.

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

During the three months ended September 30, 2023, we paid total cash consideration of $0.4 million, which includes less than $0.1 million of capitalized transaction costs, in exchange for a 50% working interest share in 1,625 gross undeveloped leasehold acres associated with two initial development blocks, comprised of nine development well locations. Following the completion of the initial nine development wells, we will have the right, but not the obligation, to elect to participate in the next development block. The Participation Agreement initially includes up to 80 gross drilling locations across twelve development blocks. Refer to Capital Expenditures below for a further discussion of Chaveroo drilling and completion activities since entering into the Participation Agreement.

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

At times, we do maintain cash balances in excess of the U.S. Federal Deposit Insurance Corporation (“FDIC”); however, we believe our bank counterparty to be financially sound. We also utilize insured cash sweep deposits to maximize the amount of our cash that is protected by FDIC insurance. We also rely heavily on our third-party operators who manage their own liquidity with various financial institutions.

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

Liquidity and Capital Resources

As of December 31, 2023 and June 30, 2023, we had no borrowings outstanding on our Senior Secured Credit Facility. As of December 31, 2023, we had $8.5 million in cash and cash equivalents compared to $11.0 million in cash and cash equivalents at June 30, 2023. Our primary sources of liquidity and capital resources during the six months ended December 31, 2023 were cash provided by operations and the unused portion of our Senior Secured Credit Facility. Our primary uses of liquidity and capital resources for the three months ended December 31, 2023 were cash dividend payments to our common stockholders, capital expenditures on our existing oil and natural gas properties, and initial cash consideration paid for unevaluated oil and natural gas properties under our Participation Agreement with PEDEVCO. As of December 31, 2023, working capital was $6.6 million, a decrease of $2.3 million from working capital of $8.9 million as of June 30, 2023.

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

Borrowings bear interest, at our option, at either the SOFR plus 2.80% or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%.  During the six months ended December 31, 2023, we did not have any borrowings outstanding under our Senior Secured Credit Facility. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of December 31, 2023, we were in compliance with all covenants under the Senior Secured Credit Facility.

On May 5, 2023, we entered into the Tenth Amendment to the Senior Secured Credit Facility. This amendment, among other things, extended the maturity of our Senior Secured Credit Facility to April 9, 2026, converted our benchmark interest rate from LIBOR to SOFR plus a credit spread adjustment of 0.05%, and modified the Margined Collateral Value, as defined in the Ninth Amendment to the Senior Secured Credit Facility, to $95.0 million. We are required to enter into hedges on a rolling 12-month basis when the borrowings under the Senior Secured Credit Facility exceed 25% of the Margined Collateral Value. The required amount of hedged oil and natural gas production is related to the amount of borrowings outstanding. At each redetermination, our Margined Collateral Value takes into account the estimated value of our oil and natural gas properties, proved developed reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. We expect to be subject to these hedge requirements upon the closing of our pending SCOOP/STACK Acquisitions.

We have historically funded operations through cash from operations and working capital and utilized our credit facility for property acquisitions. Our primary source of cash from operations is the sale of produced crude oil, natural gas, and NGLs. A portion of these cash flows is used to fund capital expenditures and pay cash dividends to shareholders. We expect to fund near-future capital expenditures with cash flows from operating activities and existing working capital, and as needed from borrowings under our Senior Secured Credit Facility.

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility, totaling $50.0 million as of December 31, 2023. We also have an effective shelf registration statement with the SEC under which we may issue up to $500.0 million of new debt or equity securities.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 41 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, as appropriate. On February 5, 2024, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on March 15, 2024 and payable on March 28, 2024.

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

In November 2023, we entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan is effective until June 30, 2024, unless extended, renewed or terminated, and has a maximum authorized amount of $0.8 million over that period. We may alter the terms of the plan from time to time to the extent we determine changes are necessary to achieve the intended objectives of our repurchase program.

Capital Expenditures

During the six months ended December 31, 2023, we incurred $5.7 million in capital expenditures. During the current quarter, we participated in the drilling and completion of the initial three wells in the Chaveroo Field. During the first fiscal quarter, we participated in the drilling and completion of two new wells in the Delhi Field. First production at Chaveroo Field is expected in February 2024. Production of the Delhi wells came online in the first fiscal quarter of 2024 and produced consistently in the second fiscal quarter.

Based on discussions with our operators, we expect capital workover projects to continue in all the fields. Overall, for fiscal year 2024, we expect budgeted capital expenditures to be in the range of $10.0 million to $14.0 million, which excludes any potential acquisitions. Our expected capital expenditures for fiscal year 2024 include the two new drilled wells at Delhi Field and three wells at Chaveroo Field, both of which are discussed above. We also expect to start incurring capital expenditures, in the fourth quarter at Chaveroo Field, for the second development block consisting of six horizontal wells. As mentioned in Recent Developments, the Company has entered into three separate definitive agreements to purchase oil and natural gas properties in the SCOOP/STACK plays in central Oklahoma for a combined purchase price of $43.5 million, before customary closing adjustments. Our budgeted capital expenditures discussed above do not include any potential capital projects associated with properties in the SCOOP/STACK Acquisitions.

Funding for our anticipated capital expenditures over the near-term is expected to be met from cash flows from operations and current working capital and, as needed, from borrowings under our Senior Secured Credit Facility.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of December 31, 2023 were $78.21 per barrel of oil, $2.63 per MMBtu of natural gas and $31.57 per barrel of NGLs. As of December 31, 2023, our capitalized costs of oil and natural gas properties were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of December 31, 2023 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling tests in future quarters. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required in the future. Additionally, a 10% reduction in respective commodity prices at December 31, 2023, while all other factors remained constant, would not have generated an impairment.

Overview of Cash Flow Activities

	Six Months Ended December 31,
	2023	2022	Change
Cash flows provided by operating activities	$11,378	$27,769	$(16,391)
Cash flows used in investing activities	(5,705)	(2,917)	(2,788)
Cash flows used in financing activities	(8,247)	(29,422)	21,175
Net increase in cash and cash equivalents	$(2,574)	$(4,570)	$1,996

Cash provided by operating activities for the six months ended December 31, 2023 decreased $16.4 million compared to the six months ended December 31, 2022 primarily due to a decrease in revenues. Total revenues decreased $31.8 million as compared to the prior year period primarily due to lower commodity prices coupled with lower sales volumes. Our average realized price per barrel of oil equivalent (“BOE”) decreased $18.37, or 34.1% from the prior year period. Refer to “Results of Operations” below for further information.

Cash used in investing activities for the six months ended December 31, 2023 increased $2.8 million compared to the six months ended December 31, 2022 due to an increase in capital expenditures related to the drilling and completion of three new wells in the Chaveroo Field during the current quarter.

Net cash flows used in financing activities for the six months ended December 31, 2023 decreased $21.2 million from the six months ended December 31, 2022. In the prior year period, we had repayments totaling $21.3 million of borrowings outstanding under our Senior Secured Credit Facility. For the six months ended December 31, 2023 and 2022, cash dividends paid to our common stockholders were $8.0 million and $8.1 million, respectively.

Results of Operations

Three Months Ended December 31, 2023 and 2022

We reported net income of $1.1 million and $10.4 million for the three months ended December 31, 2023 and 2022, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Three Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2023	2022	Variance	Variance %
Net income (loss)	$1,082	$10,387	$(9,305)	(89.6)%
Revenues:
Crude oil	11,759	13,100	(1,341)	(10.2)%
Natural gas	6,531	17,370	(10,839)	(62.4)%
Natural gas liquids	2,734	3,206	(472)	(14.7)%
Total revenues	21,024	33,676	(12,652)	(37.6)%
Operating costs:
Lease operating costs:
CO2 costs	1,628	2,007	(379)	(18.9)%
Ad valorem and production taxes	1,272	2,096	(824)	(39.3)%
Other lease operating costs	9,458	10,938	(1,480)	(13.5)%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	4,238	3,178	1,060	33.4%
Accretion of asset retirement obligations	360	280	80	28.6%
General and administrative expenses:
General and administrative	1,938	2,087	(149)	(7.1)%
Stock-based compensation	564	494	70	14.2%
Other income (expense):
Net gain (loss) on derivative contracts	—	846	(846)	(100.0)%
Interest and other income	104	7	97	1,385.7%
Interest expense	(34)	(129)	95	(73.6)%
Income tax (expense) benefit	(554)	(2,933)	2,379	(81.1)%

Production:
Crude oil (MBBL)	159	166	(7)	(4.2)%
Natural gas (MMCF)	1,951	2,367	(416)	(17.6)%
Natural gas liquids (MBBL)	96	106	(10)	(9.4)%
Equivalent (MBOE)(1)	580	667	(87)	(13.0)%
Average daily production (BOEPD)(1)	6,304	7,250	(946)	(13.0)%

Average price per unit(2):
Crude oil (BBL)	$73.96	$78.92	$(4.96)	(6.3)%
Natural gas (MCF)	3.35	7.34	(3.99)	(54.4)%
Natural Gas Liquids (BBL)	28.48	30.25	(1.77)	(5.9)%
Equivalent (BOE)(1)	36.25	50.49	(14.24)	(28.2)%

Average cost per unit:
Operating costs:
Lease operating costs:
CO2 costs	$2.81	$3.01	(0.20)	(6.6)%
Ad valorem and production taxes	2.19	3.14	(0.95)	(30.3)%
Other lease operating costs	16.31	16.40	(0.09)	(0.5)%
Depletion of full cost proved oil and natural gas properties	7.31	4.76	2.55	53.6%
General and administrative expenses:
General and administrative	3.34	3.13	0.21	6.7%
Stock-based compensation	0.97	0.74	0.23	31.1%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $21.0 million and $33.7 million for the three months ended December 31, 2023 and 2022, respectively. The decrease in revenues is primarily due to the decrease in our average realized price per BOE coupled with a decrease in our sales volumes. Our average realized commodity price (excluding the impact of derivative contracts) for the three months ended December 31, 2023 decreased approximately $14.24 per BOE, or 28.2%, compared to the prior year period. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, inventory storage levels, basis differentials and other factors. Realized natural gas prices decreased 54.4% from the prior year period, driving the largest decrease in revenues. This was partially attributed to the prior year period benefit of strong natural gas price differentials received at the Jonah Field where we realized an average natural gas price of $11.00 per MCF in the prior year period compared to $4.87 in the current year quarter. Average daily equivalent production decreased 13.0% from 7,250 BOEPD in the prior year period to 6,304 BOEPD in the current period. We began experiencing production declines and downtime in April 2023 at Barnett Shale. Production declines were primarily related to compression issues due to excessive heat, downtime in the gathering and processing system, pipeline rerouting and optimization, and our operator’s decision to temporarily shut-in certain low margin wells. As of December 31, 2023, the midstream issues have been moderated, but due to low natural gas prices the shut-in wells remain offline which has continued to impact production volumes.

Lease Operating Costs

Ad valorem and production taxes were $1.3 million and $2.1 million for the three months ended December 31, 2023 and 2022, respectively. On a per unit basis, ad valorem and production taxes were $2.19 per BOE and $3.14 per BOE for the three months ended December 31, 2023 and 2022, respectively. The decrease in ad valorem and production taxes is primarily due to decreases in oil and natural gas prices as well as decreased production volumes described above as production taxes are based on sales at the wellhead.

The following table summarizes CO2 costs per Mcf and CO2 volumes for the three months ended December 31, 2023 and 2022. CO2 purchase costs are for the Delhi Field. Under our contract with the Delhi Field operator, purchased CO2 is priced at 1% of the realized oil price in the field per MCF, plus sales taxes and transportation costs as per contract terms.

	Three Months Ended
	December 31,
	2023	2022	Variance	Variance %
CO2 costs per MCF	$0.97	$1.01	$(0.04)	(4.0)%
CO2 volumes (MMCF per day, gross)	76.4	90.7	(14.3)	(15.8)%

The $0.4 million decrease in CO2 costs for the three months ended December 31, 2023 was primarily due to a 15.8% decrease in purchased CO2 volumes combined with a 4.0% decrease in CO2 costs per MCF, which was driven by a decrease in our average realized oil price. CO2 volumes injected were reduced compared to prior year period due to a reduction in CO2 purchase nominations. In the prior year period, CO2 purchase nominations were higher to compensate for reduced reservoir pressure. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. We do not have any ownership in the CO2 pipeline which is owned and operated by Denbury. On a per unit basis, CO2 costs were $2.81 per BOE and $3.01 per BOE for the three months ended December 31, 2023 and 2022, respectively.

Other lease operating costs decreased $1.5 million, or 13.5%, compared to the prior year period primarily due to lower production combined with the lower commodity price environment. On a per unit basis, other lease operating costs decreased to $16.31 per BOE for the three months ended December 31, 2023 from $16.40 per BOE in the year-ago quarter. The largest decrease in operating costs is at our Barnett Shale properties and the Delhi Field. At the Barnett Shale, significant cost savings efforts are being prioritized due to the lower realized natural gas prices and the shut-in of certain low margin wells at current natural gas prices. We are incurring lower operating costs in all cost categories, especially lower water hauling costs and lower gathering, transportation and processing charges. At Delhi Field, we have seen lower electricity charges due to lower commodity prices.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $1.1 million or 33.4% from $3.2 million to $4.2 million for the three months ended December 31, 2023 primarily due to an increase in the depletion rate. On a per unit basis, depletion expense was $7.31 per BOE and $4.76 per BOE for the three months ended December 31, 2023 and 2022, respectively. The depletion rate of our unit of production calculation increased due to decreases in proved reserve volumes as well as increases in our depletable base due to capital expenditures since December 31, 2022. Our proved reserves volumes have decreased since the prior year period primarily due to oil and natural gas volumes produced combined with a reduction in the SEC prices used in calculating proved reserves since the prior year period.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2023 decreased $0.1 million, or 7.1%, to $1.9 million compared to $2.1 million for the prior year period. The decrease primarily relates to lower consulting fees totaling approximately $0.1 million related to our search for a CEO in the prior year period. On a per unit basis, general and administrative expenses were $3.34 per BOE and $3.13 per BOE for the three months ended December 31, 2023 and 2022, respectively. The slight increase on a per unit basis is primarily the result of the decrease in production for the current year period.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended December 31, 2023 increased $0.1 million to $0.6 million compared to $0.5 million in the prior year due to new awards granted during the current year.

Net Gain (Loss) on Derivative Contracts

Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized (gains) losses on our average realized prices for the periods presented. As of December 31, 2023, we did not have any open crude oil or natural gas derivative contracts. In the prior year period, because of our acquisitions during fiscal year 2022 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms set in the Senior Secured Credit Facility to hedge a portion of our production. The increase in commodity prices since entering into those hedges resulted in realized losses on derivative contracts for the prior year period.

	Three Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2023	2022	Variance	Variance %
Realized gain (loss) on derivative contracts	$—	$(224)	$224	(100.0)%
Unrealized gain (loss) on derivative contracts	—	1,070	(1,070)	(100.0)%
Total net gain (loss) on derivative contracts	$—	$846	$(846)	(100.0)%

Average realized crude oil price per BBL	$73.96	$78.92	$(4.96)	(6.3)%
Cash effect of oil derivative contracts per BBL	—	—	—	—%
Crude oil price per BBL (including impact of realized derivatives)	$73.96	$78.92	$(4.96)	(6.3)%

Average realized natural gas price per MCF	$3.35	$7.34	$(3.99)	(54.4)%
Cash effect of natural gas derivative contracts per MCF	—	(0.09)	0.09	(100)%
Natural gas price per MCF (including impact of realized derivatives)	$3.35	$7.25	$(3.90)	(53.8)%

Interest Expense

Interest expense decreased $0.1 million for the three months ended December 31, 2023 compared to the prior year period primarily due to repayments of borrowings outstanding on our Senior Secured Credit Facility during the prior fiscal year.

Income Tax (Expense) Benefit

For the three months ended December 31, 2023, we recognized income tax expense of $0.6 million on net income before income taxes of $1.6 million compared to income tax expense of $2.9 million on net income before income taxes of $13.3 million for the three months ended December 31, 2022. The effective tax rates were 33.9% and 22.0% for three months ended December 31, 2023 and 2022, respectively. The effective tax rate increased compared to the prior year period as projected state income taxes have become a larger component of our overall income tax expense during the period.

Six Months Ended December 31, 2023 and 2022

We reported net income of $2.6 million and $21.1 million for the six months ended December 31, 2023 and 2022, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Six Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2023	2022	Variance	Variance %
Net income (loss)	$2,556	$21,094	$(18,538)	(87.9)%
Revenues:
Crude oil	24,375	28,263	(3,888)	(13.8)%
Natural gas	12,083	37,218	(25,135)	(67.5)%
Natural gas liquids	5,167	7,992	(2,825)	(35.3)%
Total revenues	41,625	73,473	(31,848)	(43.3)%
Operating costs:
Lease operating costs:
CO2 costs	3,206	4,206	(1,000)	(23.8)%
Ad valorem and production taxes	2,550	5,359	(2,809)	(52.4)%
Other lease operating costs	18,485	24,592	(6,107)	(24.8)%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	8,148	6,500	1,648	25.4%
Accretion of asset retirement obligations	712	556	156	28.1%
General and administrative expenses:
General and administrative	4,069	4,351	(282)	(6.5)%
Stock-based compensation	1,036	702	334	47.6%
Other income (expense):
Net gain (loss) on derivative contracts	—	243	(243)	(100.0)%
Interest and other income	220	13	207	1,592.3%
Interest expense	(66)	(372)	306	(82.3)%
Income tax (expense) benefit	(1,017)	(5,997)	4,980	(83.0)%

Production:
Crude oil (MBBL)	320	334	(14)	(4.2)%
Natural gas (MMCF)	3,976	4,861	(885)	(18.2)%
Natural gas liquids (MBBL)	191	221	(30)	(13.6)%
Equivalent (MBOE)(1)	1,174	1,365	(191)	(14.0)%
Average daily production (BOEPD)(1)	6,380	7,418	(1,038)	(14.0)%

Average price per unit(2):
Crude oil (BBL)	$76.17	$84.62	$(8.45)	(10.0)%
Natural gas (MCF)	3.04	7.66	(4.62)	(60.3)%
Natural Gas Liquids (BBL)	27.05	36.16	(9.11)	(25.2)%
Equivalent (BOE)(1)	35.46	53.83	(18.37)	(34.1)%

Average cost per unit:
Operating costs:
Lease operating costs:
CO2 costs	$2.73	$3.08	(0.35)	(11.4)%
Ad valorem and production taxes	2.17	3.93	(1.76)	(44.8)%
Other lease operating costs	15.75	18.02	(2.27)	(12.6)%
Depletion of full cost proved oil and natural gas properties	6.94	4.76	2.18	45.8%
General and administrative expenses:
General and administrative	3.47	3.19	0.28	8.8%
Stock-based compensation	0.88	0.51	0.37	72.5%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $41.6 million and $73.5 million for the six months ended December 31, 2023 and 2022, respectively. The decrease in revenues is primarily due to the decrease in our average realized price per BOE coupled with a decrease in our sales volumes. Our average realized commodity price (excluding the impact of derivative contracts) for the six months ended December 31, 2023 decreased approximately $18.37 per BOE, or 34.1%, over the prior year period. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, inventory storage levels, basis differentials and other factors. Realized natural gas prices decreased 60.3% from the prior year period, driving the largest decrease in revenues. This was partially attributed to the prior year period benefit of strong natural gas price differentials received at the Jonah Field where we realized an average natural gas price of $9.59 per MCF in the prior year period compared to $4.27 in the current year period. Average daily equivalent production decreased 14.0% from 7,418 BOEPD in the prior year period to 6,380 BOEPD in the current period. We began experiencing production declines and downtime in April 2023 at Barnett. Production declines were primarily related to compression issues due to excessive heat, downtime in the gathering and processing system, pipeline rerouting and optimization, and our operator’s decision to temporarily shut-in certain low margin wells. As of December 31, 2023, the midstream issues have been moderated, but due to low natural gas prices the shut-in wells remain offline which has continued to impact production volumes.

Lease Operating Costs

Ad valorem and production taxes were $2.6 million and $5.4 million for the six months ended December 31, 2023 and 2022, respectively. On a per unit basis, ad valorem and production taxes were $2.17 per BOE and $3.93 per BOE for the six months ended December 31, 2023 and 2022, respectively. The decrease in ad valorem and production taxes is primarily due to decreases in oil and natural gas prices as well as decreased production volumes described above as production taxes are based on sales at the wellhead.

The following table summarizes CO2 costs per Mcf and CO2 volumes for the six months ended December 31, 2023 and 2022. CO2 purchase costs are for the Delhi Field. Under our contract with the Delhi Field operator, purchased CO2 is priced at 1% of the realized oil price in the field per MCF, plus sales taxes and transportation costs as per contract terms.

	Six Months Ended
	December 31,
	2023	2022	Variance	Variance %
CO2 costs per MCF	$0.98	$1.06	$(0.08)	(7.5)%
CO2 volumes (MMCF per day, gross)	74.4	90.4	(16.0)	(17.7)%

The $1.0 million decrease in CO2 costs for the six months ended December 31, 2023 was primarily due to a 17.7% decrease in purchased CO2 volumes combined with a 7.5% decrease in CO2 costs per MCF, which was driven by a decrease in our average realized oil price. CO2 volumes injected were reduced compared to prior year period due to a reduction in CO2 purchase nominations and higher ambient temperatures in the Delhi Field during the current period. In the prior year period, CO2 purchase nominations were higher to compensate for reduced reservoir pressure. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. We do not have any ownership in the CO2 pipeline which is owned and operated by Denbury.  On a per unit basis, CO2 costs were $2.73 per BOE and $3.08 per BOE for the six months ended December 31, 2023 and 2022, respectively.

Other lease operating costs decreased $6.1 million, or 24.8%, compared to the prior year period primarily due to lower production combined with the lower commodity price environment. On a per unit basis, other lease operating costs decreased to $15.75 per BOE for the six months ended December 31, 2023 from $18.02 per BOE in the year-ago quarter. The largest decrease in operating costs is at our Barnett Shale properties and the Delhi Field. At the Barnett Shale, significant cost savings efforts are being prioritized due to the lower realized natural gas prices and the shut-in of certain low margin wells at current natural gas prices. We are incurring lower operating costs in all cost categories, especially lower water hauling costs and lower gathering, transportation and processing charges. At Delhi Field, we have seen lower electricity charges due to lower commodity prices.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $1.6 million or 25.4% from $6.5 million to $8.1 million for the six months ended December 31, 2023 primarily due to an increase in the depletion rate. On a per unit basis, depletion expense was $6.94 per BOE and $4.76 per BOE for the six months ended December 31, 2023 and 2022, respectively. The depletion rate of our unit of production calculation increased due to decreases in proved reserve volumes as well as increase in our depletable base due to capital expenditures since December 31, 2022. Our proved reserves volumes have decreased since the prior year period primarily due to oil and natural gas volumes produced combined with a reduction in the SEC prices used for calculating proved reserves since the prior year period.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2023 decreased $0.3 million, or 6.5%, to $4.1 million compared to $4.4 million for the prior year period. The decrease primarily relates to lower consulting fees totaling approximately $0.3 million related to our search for a CEO and outsourced services in the prior year period. On a per unit basis, general and administrative expenses were $3.47 per BOE and $3.19 per BOE for the six months ended December 31, 2023 and 2022, respectively. The slight increase on a per unit basis is primarily the result of the decrease in production for the current year period.

Stock-based Compensation Expense

Stock-based compensation expense for the six months ended December 31, 2023 increased $0.3 million to $1.0 million compared to $0.7 million for the prior year period. The increase is primarily due to the addition of new personnel, including our CEO and COO added since the prior year period and the associated new awards granted during the current year period.

Net Gain (Loss) on Derivative Contracts

Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized (gains) losses on our average realized prices for the periods presented. As of December 31, 2023, we did not have any open crude oil or natural gas derivative contracts. In the prior year period, because of our acquisitions during fiscal year 2022 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms set in the Senior Secured Credit Facility to hedge a portion of our production. The increase in commodity prices since entering into those hedges resulted in realized losses on derivative contracts for the prior year period.

	Six Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2023	2022	Variance	Variance %
Realized gain (loss) on derivative contracts	$—	$(1,946)	$1,946	(100.0)%
Unrealized gain (loss) on derivative contracts	—	2,189	(2,189)	(100.0)%
Total net gain (loss) on derivative contracts	$—	$243	$(243)	(100.0)%

Average realized crude oil price per BBL	$76.17	$84.62	$(8.45)	(10.0)%
Cash effect of oil derivative contracts per BBL	—	(0.73)	0.73	(100.0)%
Crude oil price per BBL (including impact of realized derivatives)	$76.17	$83.89	$(7.72)	(9.2)%

Average realized natural gas price per MCF	$3.04	$7.66	$(4.62)	(60.3)%
Cash effect of natural gas derivative contracts per MCF	—	(0.35)	0.35	(100)%
Natural gas price per MCF (including impact of realized derivatives)	$3.04	$7.31	$(4.27)	(58.4)%

Interest Expense

Interest expense decreased $0.3 million for the six months ended December 31, 2023 compared to the prior year period primarily due to repayments of borrowings outstanding on our Senior Secured Credit Facility during the prior fiscal year.

Income Tax (Expense) Benefit

For the six months ended December 31, 2023, we recognized income tax expense of $1.0 million on net income before income taxes of $3.6 million compared to income tax expense of $6.0 million on net income before income taxes of $27.1 million for the six months ended December 31, 2022. The effective tax rates were 28.5% and 22.1% for three months ended December 31, 2023 and 2022, respectively. The effective tax rate increased compared to the prior year period as projected state income taxes have become a larger component of our overall income tax expense during the period.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15(d)-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2023 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, during the quarter ended December 31, 2023, we have determined that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about the Company's purchases of its equity securities during the three months ended December 31, 2023.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs(2)	(in thousands)(2)
October 2023	—	$—	—	$21,152
November 2023	17,436	6.20	—	21,152
December 2023	—	—	—	21,152
(1)	During the three months ended December 31, 2023, all of the shares received were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.
(2)	On September 8, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company's common stock, the Company’s capital needs and resources, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company's Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice. In November 2023, the Company entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan is effective until June 30, 2024, unless extended, renewed or terminated by the Company, and has a maximum authorized amount of $0.8 million over that period. The Company may alter the terms of the plan from time to time to the extent it determines changes are necessary to achieve the intended objectives of the repurchase program.

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

Evolution Petroleum Corporation
Date: February 7, 2024	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director
	By:	/s/ RYAN STASH
Ryan Stash Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer