Form 10-Q
period 2024-03-31
EVOLUTION PETROLEUM CORP
filed 2024-05-08
CIK 1006655

no

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

At May 3, 2024, 33,357,632 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, except for statements of historical fact, are forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “may,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors, which may include, but are not limited to, the following:

●	our expectations of plans, strategies and objectives, including anticipated development activity and capital spending;
●	our capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength;
●	the benefits of our multi-basin portfolio, including operational and commodity flexibility;
●	our ability to maximize cash flow and the application of excess cash flows to reduce long-term debt, pay dividends and repurchase shares pursuant to our share repurchase program;
●	estimates of our oil, natural gas and natural gas liquids (“NGLs”) production and commodity mix;
●	anticipated oil, natural gas and NGL prices;
●	anticipated drilling and completions activity;
●	estimates of our oil, natural gas and NGL reserves and recoverable quantities;
●	our ability to access credit facilities and other sources of liquidity to meet financial obligations throughout commodity price cycles;
●	limitations on our ability to obtain funding based on environmental, social, and corporate governance (“ESG”) performance;
●	future interest expense;
●	our ability to manage debt and financial ratios, finance growth and comply with financial covenants;
●	the implementation and outcomes of risk management programs, including exposure to commodity price and interest rate fluctuations, the volume of oil and natural gas production hedged, and the markets or physical sales locations hedged;
●	the impact of changes in federal, state, provincial and local, rules and regulations;
●	anticipated compliance with current or proposed environmental requirements, including the costs thereof;
●	the possible impact of greenhouse gas (“GHG”) emissions limitations and renewable energy incentives;
●	adequacy of provisions for abandonment and site reclamation costs;
●	our operational and financial flexibility, discipline and ability to respond to evolving market conditions;
●	the declaration and payment of future dividends and any anticipated repurchase of our outstanding common shares;
●	the adequacy of our provision for taxes and legal claims;
●	our ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses;
●	our competitiveness relative to our peers, including with respect to capital, materials, people, assets and production;
●	oil, natural gas and NGL inventories and global demand for oil, natural gas and NGLs;
●	the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment;
●	adverse weather events;
●	anticipated staffing levels;
●	anticipated payments related to our commitments, obligations and contingencies, and the ability to satisfy the same; and
●	the possible impact of accounting and tax pronouncements, rule changes and standards.

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2024	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$3,067	$11,034
Receivables from crude oil, natural gas, and natural gas liquids revenues	13,368	7,884
Derivative contract assets	347	—
Prepaid expenses and other current assets	6,275	2,277
Total current assets	23,057	21,195
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties, net—full-cost method of accounting, of which none were excluded from amortization	142,157	105,781

Other assets	1,318	1,341
Total assets	$166,532	$128,317
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,096	$5,891
Accrued liabilities and other	5,985	6,027
Derivative contract liabilities	1,410	—
State and federal taxes payable	—	365
Total current liabilities	15,491	12,283
Long term liabilities
Senior secured credit facility	42,500	—
Deferred income taxes	6,927	6,803
Asset retirement obligations	18,079	17,012
Operating lease liability	79	125
Total liabilities	83,076	36,223
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 33,359,854 and 33,247,523 shares as of March 31, 2024
and June 30, 2023, respectively	33	33
Additional paid-in capital	40,652	40,098
Retained earnings	42,771	51,963
Total stockholders' equity	83,456	92,094
Total liabilities and stockholders' equity	$166,532	$128,317

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues
Crude oil	$14,538	$11,799	$38,913	$40,062
Natural gas	5,860	21,598	17,943	58,816
Natural gas liquids	2,627	3,470	7,794	11,462
Total revenues	23,025	36,867	64,650	110,340
Operating costs
Lease operating costs	12,624	13,570	36,865	47,727
Depletion, depreciation, and accretion	5,900	3,383	14,760	10,439
General and administrative expenses	2,417	2,267	7,522	7,320
Total operating costs	20,941	19,220	59,147	65,486
Income (loss) from operations	2,084	17,647	5,503	44,854
Other income (expense)
Net gain (loss) on derivative contracts	(1,183)	270	(1,183)	513
Interest and other income	63	13	283	26
Interest expense	(518)	(32)	(584)	(404)
Income (loss) before income taxes	446	17,898	4,019	44,989
Income tax (expense) benefit	(157)	(3,941)	(1,174)	(9,938)
Net income (loss)	$289	$13,957	$2,845	$35,051
Net income (loss) per common share:
Basic	$0.01	$0.42	$0.09	$1.04
Diluted	$0.01	$0.41	$0.08	$1.04
Weighted average number of common shares outstanding:
Basic	32,702	33,013	32,692	33,108
Diluted	32,854	33,156	32,920	33,291

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,845	$35,051
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	14,760	10,439
Stock-based compensation	1,585	1,155
Settlement of asset retirement obligations	(19)	(119)
Deferred income taxes	124	(100)
Unrealized (gain) loss on derivative contracts	1,063	(1,994)
Accrued settlements on derivative contracts	94	(1,130)
Other	—	(3)
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	(4,734)	16,483
Prepaid expenses and other current assets	(1,425)	(980)
Accounts payable and accrued liabilities	814	(8,146)
State and federal income taxes payable	(365)	1,063
Net cash provided by operating activities	14,742	51,719
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(43,788)	(31)
Capital expenditures for oil and natural gas properties	(8,353)	(4,234)
Net cash used in investing activities	(52,141)	(4,265)
Cash flows from financing activities:
Common stock dividends paid	(12,037)	(12,114)
Common stock repurchases, including stock surrendered for tax withholding	(1,031)	(3,983)
Borrowings under senior secured credit facility	42,500	—
Repayments of senior secured credit facility	—	(21,250)
Net cash (used in) provided by financing activities	29,432	(37,347)
Net increase (decrease) in cash and cash equivalents	(7,967)	10,107
Cash and cash equivalents, beginning of period	11,034	8,280
Cash and cash equivalents, end of period	$3,067	$18,387

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$2,193	$(141)
Oil and natural gas property costs attributable to the recognition of asset retirement obligations	90	—

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
For the Three Months Ended March 31, 2024
Balances at December 31, 2023	33,507	$34	$40,920	$46,485	$—	$87,439
Issuance of restricted common stock	5	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(818)	(818)
Retirements of treasury stock	(152)	(1)	(817)	—	818	—
Stock-based compensation	—	—	549	—	—	549
Net income (loss)	—	—	—	289	—	289
Common stock dividends paid	—	—	—	(4,003)	—	(4,003)
Balances at March 31, 2024	33,360	$33	$40,652	$42,771	$—	$83,456

For the Nine Months Ended March 31, 2024
Balances at June 30, 2023	33,248	$33	$40,098	$51,963	$—	$92,094
Issuance of restricted common stock	293	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(1,031)	(1,031)
Retirements of treasury stock	(181)	(1)	(1,030)	—	1,031	—
Stock-based compensation	—	—	1,585	—	—	1,585
Net income (loss)	—	—	—	2,845	—	2,845
Common stock dividends paid	—	—	—	(12,037)	—	(12,037)
Balances at March 31, 2024	33,360	$33	$40,652	$42,771	$—	$83,456

For the Three Months Ended March 31, 2023
Balances at December 31, 2022	33,808	$34	$43,243	$45,861	$—	$89,138
Issuance of restricted common stock	101	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(3,896)	(3,896)
Retirements of treasury stock	(638)	(1)	(3,895)	—	3,896	—
Stock-based compensation	—	—	453	—	—	453
Net income (loss)	—	—	—	13,957	—	13,957
Common stock dividends paid	—	—	—	(4,029)	—	(4,029)
Balances at March 31, 2023	33,271	$33	$39,801	$55,789	$—	$95,623

For the Nine Months Ended March 31, 2023
Balances at June 30, 2022	33,471	$33	$42,629	$32,852	$—	$75,514
Issuance of restricted common stock	476	1	(1)	—	—	—
Forfeitures of restricted stock	(26)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(3,983)	(3,983)
Retirements of treasury stock	(650)	(1)	(3,982)	—	3,983	—
Stock-based compensation	—	—	1,155	—	—	1,155
Net income (loss)	—	—	—	35,051	—	35,051
Common stock dividends paid	—	—	—	(12,114)	—	(12,114)
Balances at March 31, 2023	33,271	$33	$39,801	$55,789	$—	$95,623

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

The Company’s oil and natural gas properties consist of non-operated interests in the following areas: the SCOOP and STACK plays of the Anadarko Basin located in central Oklahoma; the Chaveroo oilfield in Chaves and Roosevelt Counties of New Mexico; the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field located in Hot Springs County, Wyoming, a secondary recovery field utilizing water injection wells to pressurize the reservoir; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana, a CO2 enhanced oil recovery project; as well as small overriding royalty interests in four onshore Texas wells.

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

Principles of Consolidation and Reporting.   The unaudited condensed consolidated financial statements include the accounts of Evolution Petroleum Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements for the previous year may be condensed or include certain reclassifications to conform to the current presentation. To conform with the current year presentation, $0.6 million of accrued ad valorem and production taxes at June 30, 2023 are included with “Accrued taxes other than federal and state income tax” instead of “Accrued payables” as disclosed in Note 13, “Additional Financial Statement Information.” This reclassification has no impact on the previously reported unaudited condensed consolidated balance sheets, net income or stockholders’ equity.

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

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the SCOOP and STACK plays in central Oklahoma, the Chaveroo oilfield in Chaves and Roosevelt Counties of New Mexico, the Jonah Field in Sublette County, Wyoming, the Williston Basin in North Dakota, the Barnett Shale located in North Texas, the Hamilton Dome Field in Wyoming, and the Delhi Field in Northeast Louisiana. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provides de minimis revenue. The following table

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

disaggregates the Company’s revenues by major product for the three and nine months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Revenues
Crude oil	$14,538	$11,799	$38,913	$40,062
Natural gas	5,860	21,598	17,943	58,816
Natural gas liquids	2,627	3,470	7,794	11,462
Total revenues	$23,025	$36,867	$64,650	$110,340

In the Jonah Field, the Company has elected to take its natural gas and NGL working interest production in-kind and markets its NGL production to Enterprise Products Partners L.P. and its natural gas production to different purchasers.

The Company does not take production in-kind at any of its other properties and does not negotiate contracts with customers for such production. The Company recognizes crude oil, natural gas, and NGL production revenue at the point in time when custody and title (“control”) of the product transfers to the customer. The sales of oil and natural gas are made under contracts which the Company’s third-party operators of its wells have negotiated with customers, which typically include variable consideration that is based on pricing tied to local indices and volumes delivered in the current month. The Company typically receives payment from the sale of oil and natural gas production one to two months after delivery.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Acquisitions

SCOOP/STACK Acquisitions

On February 12, 2024, the Company closed the acquisitions of certain non-operated oil and natural gas assets in the SCOOP and STACK plays in central Oklahoma (the "SCOOP/STACK Acquisitions") from Red Sky Resources III, LLC, Red Sky Resources IV, LLC, and Coriolis Energy Partners I, LLC. After taking into account preliminary customary closing adjustments and an effective date of November 1, 2023, total combined cash consideration for the SCOOP/STACK Acquisitions was approximately $40.5 million, which includes $43.8 million paid at closing less interim purchase price adjustments totaling approximately $3.3 million related to net cash flows received on the properties subsequent to closing. The Company expects to receive the remaining net cash flows from the properties between the effective date of November 1, 2023 and the closing date, at the final post-closing settlement expected to occur during the fourth quarter of fiscal 2024. The Company accounted for these transactions as asset acquisitions and allocated all of the combined purchase price (including $0.2 million of transaction costs) to proved oil and natural gas properties. In addition, the Company recognized $0.1 million in non-cash asset retirement obligations, the estimated net present value of future net retirement costs. The transactions were funded with cash on hand and $42.5 million in borrowings under the Company’s Senior Secured Credit Facility.

The acquired assets consist of an average net working interest of approximately 3%, in 247 producing wells in the SCOOP and STACK plays of the Anadarko Basin in Oklahoma. The acquisitions also include approximately 3,700 net acres with more than 275 associated potential drilling opportunities.

Chaveroo Oilfield Participation Agreement

On September 12, 2023, the Company entered into a Participation Agreement with PEDEVCO for the joint development of a portion of PEDEVCO’s Permian Basin property in the Chaveroo oilfield, located in Chaves and Roosevelt Counties, New Mexico. The Participation Agreement does not include any of PEDEVCO’s existing vertical or horizontal wells.

Upon signing the Participation Agreement, the Company paid total cash consideration of $0.4 million, which includes less than $0.1 million of capitalized transactions costs, in exchange for a 50% working interest share in the existing leases associated with two initial development blocks. As of March 31, 2024, the Company has participated in the drilling and completion of the first development block, consisting of three gross wells (1.5 net wells). Following the completion of the second development block, the Company will have the right, but not the obligation, to elect to participate and acquire a 50% working interest share in additional development blocks at a fixed price of $450 per net acre for up to a total of approximately 16,000 gross acres.

Note 4. Property and Equipment

Property and equipment as of March 31, 2024 and June 30, 2023 consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Oil and natural gas properties
Property costs subject to amortization	$247,106	$197,049
Less: Accumulated depletion, depreciation, and impairment	(104,949)	(91,268)
Oil and natural gas properties, net	$142,157	$105,781

The Company uses the full cost method of accounting for its investments in oil and natural gas properties. All costs of acquisition, exploration, and development of oil and natural gas reserves are capitalized as the cost of oil and natural gas properties when incurred. To the extent capitalized costs of evaluated oil and natural gas properties, net of accumulated

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Depletion of oil and natural gas properties was $13.7 million and $9.6 million for the nine months ended March 31, 2024 and 2023, respectively. During the nine months ended March 31, 2024 and 2023, the Company incurred development capital expenditures of $9.4 million and $4.4 million, respectively.

At March 31, 2024, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2024 of the West Texas Intermediate (“WTI”) crude oil spot price of $77.64 per barrel and Henry Hub natural gas spot price of $2.44 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $29.88, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at March 31, 2024 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties and, as a result, no write-down was applicable.

At March 31, 2023, the ceiling test value of the Company’s reserves was calculated based on the first-day-of the month average for the 12-months ended March 31, 2023 of the WTI crude oil spot price of $91.38 per barrel and Henry Hub natural gas spot price of $5.97 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $47.07, which was based on historical prices received as NGLs do not have any single comparable reference index price. Using these prices, at March 31, 2023 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties and, as a result, no write-down was applicable.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches or representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. As of March 31, 2024, the Company had $42.5 million borrowings outstanding under its Senior Secured Credit Facility, resulting in $7.5 million of available borrowing capacity. For the nine months ended March 31, 2024 and 2023, the weighted average interest on borrowings under the Senior Secured Credit Facility was 8.13% and 5.25%, respectively. As of March 31, 2024, the Company is in compliance with the financial covenants under the Senior Secured Credit Facility.

On February 12, 2024, the Company entered into an amendment to the Senior Secured Credit Facility. This amendment required that the Company enter into hedges for the next 12-month period, and on a rolling 12-month basis thereafter, covering expected crude oil and natural gas production from proved developed reserves, calculated separately, equal to a minimum of 40% of expected crude oil production each month, or 25% of expected crude oil and natural gas production each month over that period. The Company has the option to choose whether to hedge 40% of expected crude oil production or 25% of expected crude oil and natural gas production.

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

On November 9, 2021, the Company entered into the Eighth Amendment to the Senior Secured Credit Facility. This amendment, among other things, increased the borrowing base to $50.0 million and added a hedging covenant whereby the Company must hedge a minimum of 25% to 75% of future production on a rolling 12-month basis when 25% or more of the borrowing base is utilized. The hedging covenant was amended in the subsequent amendments, as discussed above.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

returns are open to audit under the statute of limitations for the fiscal years ended June 30, 2020 through June 30, 2023 for federal tax purposes and for the fiscal years ended June 30, 2019 through June 30, 2023 for state tax purposes. To the extent the Company utilizes net operating losses (“NOLs”) generated in earlier years, such earlier years may also be subject to audit.

For nine months ended March 31, 2024, the Company recognized income tax expense of $1.2 million and had an effective tax rate of 29.2% compared to income tax expense of $9.9 million and an effective tax rate of 22.1% for the nine months ended March 31, 2023.

The Company’s effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the states of Louisiana, Oklahoma and North Dakota, percentage depletion in excess of basis, and other permanent differences. For both periods, the respective statutory federal tax rate was 21%.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of March 31, 2024, the Company did not post collateral under any of its derivative contracts during the periods in which contracts were open as they were secured under the Company’s Senior Secured Credit Facility.

When the Company utilizes commodity derivative contracts, it expects to enter into deferred premium puts, costless put/call collars and/or fixed-price swaps to hedge a portion of its anticipated future production. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract, and a purchased put that establishes a minimum price. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for the volumes under contract. The Company has elected not to designate its open derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of the derivative contracts and all payments and receipts on settled derivative contracts in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations.

All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 820, Fair Value Measurement (“ASC 820”) and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of March 31, 2024 (the “mark-to-market valuation”).

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of March 31, 2024 and June 30, 2023 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	March 31, 2024	June 30, 2023	location	March 31, 2024	June 30, 2023
Commodity contracts	Current assets - derivative contract assets	$347	$—	Current liabilities - derivative contract liabilities	$1,410	$—
Commodity contracts	Other assets - derivative contract assets	—	—	Long term liabilities - derivative contract liabilities	—	—
Total derivatives not designated as hedging contracts under ASC 815		$347	$—		$1,410	$—

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2024 and 2023 (in thousands). “Realized gain (loss) on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)	Three Months Ended		Nine Months Ended
as hedging contracts	recognized in income on	March 31,		March 31,
under ASC 815	derivative contracts	2024	2023	2024	2023
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$(120)	$465	$(120)	$(1,481)
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	(1,063)	(195)	(1,063)	1,994
Total net gain (loss) on derivative contracts		$(1,183)	$270	$(1,183)	$513

As of March 31, 2024, the Company had the following open crude oil and natural gas derivative contracts:

				Weighted Average	Weighted Average	Weighted Average
			Volumes in	Swap Price per	Floor Price per	Ceiling Price per
Period	Instrument	Commodity	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL
April 2024 - June 2024	Fixed-Price Swap	Crude Oil	24,250	$73.41
April 2024 - June 2024	Fixed-Price Swap	Crude Oil	14,467	73.30
April 2024 - June 2024	Put	Crude Oil	38,717		$75.00
July 2024 - December 2024	Fixed-Price Swap	Crude Oil	73,558	74.20
July 2024 - December 2024	Collar	Crude Oil	73,558		70.00	$77.40
January 2025 - March 2025	Collar	Crude Oil	42,566		68.00	73.77
January 2025 - February 2025	Fixed-Price Swap	Natural Gas	312,286	3.56

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to March 31, 2024, the Company entered into the following open crude oil and natural gas derivative contracts:

				Weighted Average	Weighted Average	Weighted Average
			Volumes in	Swap Price per	Floor Price per	Ceiling Price per
Period	Instrument	Commodity	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL
April 2025 - June 2025	Collar	Crude Oil	41,601		$65.00	$84.00
March 2025 - December 2026	Fixed-Price Swap	Natural Gas	3,170,705	$3.60

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts as of March 31, 2024 and June 30, 2023 (in thousands):

	Derivative Contracts Assets		Derivative Contracts Liabilities
Offsetting of Derivative Assets and Liabilities	March 31, 2024	June 30, 2023	March 31, 2024	June 30, 2023
Gross amounts presented in the Consolidated Balance Sheet	$347	$—	$1,410	$—
Amounts not offset in the Consolidated Balance Sheet	(347)	—	(347)	—
Net amount	$—	$—	$1,063	$—

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

corroborated (Level 2), or generally unobservable (Level 3). The Company classifies fair value balances based on observability of those inputs.

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$347	$—	$347

Liabilities
Derivative contract liabilities	$—	$1,410	$—	$1,410

Derivative contracts listed above as Level 2 include fixed-price swaps and costless put/call collars that are carried at fair value. The Company records the net change in fair value of these positions in “Net gain (loss) on derivative contracts” in the Company’s unaudited condensed consolidated statements of operations. The Company is able to value the assets and liabilities based on observable market data for similar instruments, which resulted in the Company reporting its derivatives as Level 2. This observable data includes the forward curves for commodity prices based on quoted market prices and implied volatility factors related to changes in the forward curves. See Note 7, “Derivatives,” for additional discussion of derivatives.

The Company’s derivative contracts are with large utilities with investment grade credit ratings which are believed to have minimal credit risk. As such, the Company was exposed to credit risk to the extent of nonperformance by the counterparties in the derivative contracts; however, the Company does not expect such nonperformance.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the period ended March 31, 2024 (in thousands):

March 31, 2024
Asset retirement obligations — beginning of period	$17,067
Liabilities acquired(1)	90
Accretion of discount	1,080
Asset retirement obligations — end of period	18,237
Less: current asset retirement obligations	(158)
Long-term portion of asset retirement obligations	$18,079

(1)	See Note 3, “Acquisitions,” for additional information on the Company’s acquisition activities.

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

Note 11. Stockholders’ Equity

Common Stock

As of March 31, 2024, the Company had 33,359,854 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of March 31, 2024, the Company has cumulatively paid over $114.4 million in cash dividends. The Company paid dividends of $12.0 million and $12.1 million to its common stockholders during the nine months ended March 31, 2024 and 2023, respectively.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the dividends paid per share within the respective three-month periods:

	Fiscal Year
	2024	2023
Third quarter ended March 31,	$0.120	$0.120
Second quarter ended December 31,	0.120	0.120
First quarter ended September 30,	0.120	0.120

On September 8, 2022, the Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The Company intends to fund repurchases from working capital and cash provided by operating activities. The Board of Directors along with the management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company’s common stock, the Company’s capital needs and resources, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company’s Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice. As of March 31, 2024, a total of 0.8 million shares of the Company’s common stock have been repurchased under the plan at a total cost of approximately $4.6 million, including incremental direct transaction costs.

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

In November 2023, the Company entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan is effective until June 30, 2024, unless extended, renewed or terminated by the Company, and has a maximum authorized amount of $0.8 million over that period. The Company may alter the terms of the plan from time to time to the extent it determines changes are necessary to achieve the intended objectives of the repurchase program. During the three and nine months ended March 31, 2024, 0.1 million shares of the Company’s common stock were repurchased under the plan at a total cost of approximately $0.8 million, including incremental direct transaction costs. These treasury shares were subsequently cancelled.

During the nine months ended March 31, 2024 and 2023, the Company acquired treasury stock upon the ordinary course of scheduled vestings of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all treasury stock purchases during the nine months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Nine Months Ended
	March 31,
	2024	2023
Number of treasury shares acquired(1)	181	650
Average cost per share(1)	$5.70	$6.13
Total cost of treasury shares acquired	$1,031	$3,983
(1)	For the nine months ended March 31, 2024, includes 140,672 shares repurchased under the Company’s share repurchase program for a weighted average price of $5.33 per share. For the nine months ended March 31, 2023, includes 633,789 shares repurchased under the Company’s share repurchase program for a weighted average price of $6.07 per share.

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2023, all common stock dividends for that fiscal year were treated for tax purposes as qualified dividend income to the recipients. Based on its current projections for the fiscal year ended June 30, 2024, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on the Company’s reasonable expectations as of March 31, 2024 and are subject to change based on the Company’s final tax calculations at the end of the fiscal year.

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended, the “2016 Plan”) authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, the Company’s common stock, including its appreciation in value. As of March 31, 2024 and June 30, 2023, approximately 0.9 million shares and 1.3 million shares, respectively, remained available for grant under the 2016 Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. During the three and nine months ended March 31, 2024, the Company recognized $0.5 million and $1.6 million, respectively, related to stock-based compensation. During the three and nine months ended March 31, 2023, the Company recognized $0.5 million and $1.2 million, respectively, related to stock-based compensation expense. Stock-based compensation expense is recorded as a component of “General and administrative expenses” on the unaudited condensed consolidated statements of operations.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended March 31, 2024, the Company granted a total of 0.4 million equity awards that included 0.2 million time-vested restricted stock awards, 0.1 million performance-based restricted stock awards, and 0.1 million performance-based contingent stock units.

During the nine months ended March 31, 2023, the Company granted a total of 0.5 million equity awards that included 0.4 million time-vested restricted stock awards, 0.1 million performance-based restricted stock awards, and less than 0.05 million of performance-based contingent stock units.

For performance-based awards granted during the nine months ended March 31, 2024 and 2023, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Nine Months Ended
	March 31,
	2024	2023
Weighted average fair value of performance-based awards granted	$3.58	$6.52
Risk-free interest rate	4.87%	3.91% to 4.51%
Expected term in years	2.77	2.36 to 2.78
Expected volatility	55.0%	56.5% to 70.9%
Dividend yield	7.4%	6.1% to 7.8%

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unvested restricted stock awards as of March 31, 2024 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	407,103	$6.59
Performance-based awards	278,688	5.46
Unvested at March 31, 2024	685,791	$6.13

The following table sets forth the restricted stock award transactions for the nine months ended March 31, 2024:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Shares	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2023	595,414	6.48	$2,827	2.4
Time-vested shares granted	157,192	6.22
Performance-based shares granted	136,315	4.80
Vested	(203,130)	6.33
Unvested at March 31, 2024	685,791	$6.13	$2,995	1.9

The following table sets forth contingent restricted stock unit transactions for the nine months ended March 31, 2024:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Stock Units	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2023	96,398	$3.49	$195	1.9
Performance-based awards granted	102,239	1.95
Unvested at March 31, 2024	198,637	$2.70	$275	1.8

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Numerator
Net income (loss)	$289	$13,957	$2,845	$35,051
Undistributed earnings allocated to unvested restricted stock	(6)	(253)	(58)	(515)
Net income (loss) for earnings per share calculation	$283	$13,704	$2,787	$34,536

Denominator
Weighted average number of common shares outstanding — Basic	32,702	33,013	32,692	33,108
Effect of dilutive securities:
Unvested restricted stock awards	124	143	192	178
Unvested contingent restricted stock units	28	—	36	5
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	32,854	33,156	32,920	33,291

Net income (loss) per common share — Basic	$0.01	$0.42	$0.09	$1.04
Net income (loss) per common share — Diluted	$0.01	$0.41	$0.08	$1.04

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 0.1 million for each of the three and nine months ended March 31, 2024 were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 0.3 million and 0.1 million for the three and nine months ended March 31, 2023, respectively, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

In addition, unvested performance-based restricted stock awards and unvested contingent restricted stock units that would not meet the performance criteria as of the period end are excluded from the computation of diluted earnings per common share.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Additional Financial Statement Information

Certain amounts on the unaudited condensed consolidated balance sheets are comprised of the following (in thousands):

	March 31, 2024	June 30, 2023
Prepaid expenses and other current assets:
Other receivables(1)	$2,576	$18
Prepaid insurance	311	727
Prepaid federal and state income taxes	1,980	805
Carryback of EOR tax credit	347	347
Advances to operators	594	—
Prepaid other	467	380
Total prepaid expenses and other current assets	$6,275	$2,277

Other assets:
Deposit	$1,158	$1,158
Right of use asset under operating lease	160	183
Total other assets	$1,318	$1,341

Accrued liabilities and other:
Accrued payables	$2,789	$3,005
Accrued capital expenditures	—	167
Accrued incentive and other compensation	902	941
Accrued royalties payable	625	977
Accrued taxes other than federal and state income tax	1,166	739
Accrued severance	—	81
Accrued settlements on derivative contracts	94	—
Operating lease liability	97	59
Asset retirement obligations due within one year	158	55
Accrued - other	154	3
Total accrued liabilities and other	$5,985	$6,027

(1)	At March 31, 2024, includes $2.6 million receivable related to customary purchase price adjustments related to the SCOOP/STACK Acquisitions. See Note 3, “Acquisitions” for a further discussion.

Note 14. Subsequent Events

Dividend Declaration

On May 6, 2024, the Company declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on June 14, 2024 and payable on June 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Liquidity and Capital Resources

Results of Operations

Critical Accounting Policies

Commonly Used Terms

“Current quarter” refers to the three months ended March 31, 2024, our third quarter of fiscal year 2024.

“Year-ago quarter” refers to the three months ended March 31, 2023, our third quarter of fiscal year 2023.

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

Our oil and natural gas properties consist of non-operated interests in the following areas: the SCOOP and STACK plays of the Anadarko Basin located in central Oklahoma; the Chaveroo oilfield in Chaves and Roosevelt Counties of New Mexico; the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field located in Hot Springs County, Wyoming; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana; as well as small overriding royalty interests in four onshore central Texas wells.

Our non-operated interests in the SCOOP and STACK plays, an oil and natural gas producing property in the Anadarko basin, consist of approximately 3% average net working interest and approximately 2% average net revenue interests located on approximately 3,700 net acres across Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties in Oklahoma. The oil and natural gas properties are primarily operated by Continental Resources, Inc., Ovintiv USA Inc. and EOG Resources, Inc. with approximately 40% of wells operated by other operators.

Our non-operated interests in the Chaveroo oilfield consist of a 50% net working interest, with an associated 41% revenue interest, in approximately 1,625 gross acres associated with ten development locations with the right to acquire the same working interest in additional development locations and associated acreage at a fixed price. The field is operated by PEDEVCO Corp. (“PEDEVCO”). See “Chaveroo Oilfield Participation Agreement” below for further information.

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

Our non-operated interests in the Delhi Field, a CO2-EOR project producing oil and NGLs, consist of approximately 24% average net working interest, with an associated 19% revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC (“Denbury”), which was acquired by Exxon Mobil Corporation during the current fiscal year. The Delhi Field is located in northeast Louisiana in Franklin, Madison, and Richland Parishes and encompasses approximately 14,000 gross unitized acres, or approximately 3,200 net acres.

Recent Developments

SCOOP/STACK Acquisitions

On February 12, 2024, we closed the acquisitions of certain non-operated oil and natural gas assets in the SCOOP and STACK plays in central Oklahoma (the "SCOOP/STACK Acquisitions") from Red Sky Resources III, LLC, Red Sky Resources IV, LLC, and Coriolis Energy Partners I, LLC. After taking into account preliminary customary closing adjustments and an effective date of November 1, 2023, total combined cash consideration for the SCOOP/STACK Acquisitions was approximately $40.5 million, which includes $43.8 million paid at closing less interim purchase price adjustments totaling approximately $3.3 million related to net cash flows earned on the properties from the effective date to the closing date. We expect to receive the remaining net cash flows from the properties between the effective date of November 1, 2023 and the closing date, at the final post-closing settlement process expected to occur during the fourth quarter of fiscal 2024.

The acquired assets consist of an average net working interest of approximately 3% in 247 producing wells in the SCOOP and STACK plays of the Anadarko Basin in Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties, Oklahoma. The acquisitions also include approximately 3,700 net acres with more than 275 associated potential drilling opportunities.

Senior Secured Credit Facility

On February 12, 2024, we entered into an amendment to the Senior Secured Credit Facility. This amendment required that we enter into hedges for the next 12-month period, and on a rolling 12-month basis thereafter, covering expected crude oil and natural gas production from proved developed reserves, calculated separately, equal to a minimum of 40% of expected crude oil production each month, or 25% of expected crude oil and natural gas production each month over that period. We have the option to choose whether to hedge 40% of expected crude oil production or 25% of expected crude oil and natural gas production.

Appointment of Chief Accounting Officer

On December 18, 2023, we announced that the Board of Directors approved the appointment of Kelly M. Beatty as Chief Accounting Officer, effective January 1, 2024. Ms. Beatty has been serving as Principal Accounting Officer since December 2022 and has served as the Company’s Controller since February 2022.

Share Repurchase Program

In November 2023, we entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan is effective until June 30, 2024, unless extended, renewed or terminated, and has a maximum authorized amount of $0.8 million over that period. We may alter the terms of the plan from time to time to the extent we determine changes are necessary to achieve the intended objectives of our repurchase program. During the three and nine months ended March 31, 2024, 0.1 million shares of the Company’s common stock have been repurchased under the plan at a cost of approximately $0.8 million, including incremental direct transaction costs. These shares were subsequently cancelled.

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

During the three months ended September 30, 2023, we paid total cash consideration of $0.4 million, which includes less than $0.1 million of capitalized transaction costs, in exchange for a 50% working interest share in 1,625 gross leasehold acres associated with two initial development blocks. As of March 31, 2024, we have participated in the drilling and completion of the first development block which consisted of three gross (1.5 net ) wells. Following the completion of the second development block, we will have the right, but not the obligation, to elect to participate in additional development blocks. The Participation Agreement initially includes up to 80 gross drilling locations across twelve development blocks. Refer to Capital Expenditures below for a further discussion of Chaveroo drilling and completion activities since entering into the Participation Agreement.

Risks and uncertainties

The global economy was deeply impacted by the effects of the novel coronavirus (“COVID-19”) pandemic and related efforts to mitigate the spread of the disease. These events led to crude oil prices falling to historic lows during the second quarter of 2020 and remaining depressed through much of 2020. Beginning in 2021, the demand for oil and natural gas recovered primarily as a result of the roll-out of the COVID-19 vaccine and lessening of pandemic related government restrictions on individuals and businesses. During the current year, natural gas prices have declined primarily due to a warmer winter, and during the current quarter, oil prices have increased somewhat due to geopolitical factors and increased demand relative to supply.

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

Liquidity and Capital Resources

As of March 31, 2024, we had $3.1 million in cash and cash equivalents and $42.5 million outstanding on our Senior Secured Credit Facility compared to $11.0 million in cash and cash equivalents and no borrowings outstanding on our Senior Secured Credit Facility at June 30, 2023. Our primary sources of liquidity and capital resources during the nine months ended March 31, 2024 were cash provided by operations as well as net borrowings under our Senior Secured Credit Facility. Our primary uses of liquidity and capital resources for the nine months ended March 31, 2024 were our SCOOP/STACK Acquisitions, cash dividend payments to our common stockholders, and development capital expenditures, primarily at Chaveroo oilfield where we participated in drilling three gross (1.5 net) wells. As of March 31, 2024, working capital was $7.6 million, a decrease of $1.3 million from working capital of $8.9 million as of June 30, 2023.

The Senior Secured Credit Facility has a maximum capacity of $50.0 million subject to a borrowing base determined by the lender based on the value of our oil and natural gas properties. The Senior Secured Credit Facility has a current borrowing base of $50.0 million, with $42.5 million drawn as of March 31, 2024. The Senior Secured Credit Facility is secured by substantially all of our oil and natural gas properties and matures on April 9, 2026.

Borrowings bear interest, at our option, at either the SOFR plus 2.80% or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%.  For the nine months ended March 31, 2024 and 2023, the weighted average interest on our borrowings was 8.13% and 5.25%, respectively. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of March 31, 2024, we were in compliance with all covenants under the Senior Secured Credit Facility.

On February 12, 2024, we entered into an amendment to the Senior Secured Credit Facility. This amendment required that we enter into hedges for the next 12-month period, and on a rolling 12-month basis thereafter, covering expected crude oil and natural gas production from proved developed reserves, calculated separately, equal to a minimum of 40% of expected crude oil production each month, or 25% of expected crude oil and natural gas production each month over that period. We have the option to choose whether to hedge 40% of expected crude oil production or 25% of expected crude oil and natural gas production.

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

On November 9, 2021, we entered into the Eighth Amendment to the Senior Secured Credit Facility. This amendment, among other things, increased the borrowing base to $50.0 million and added a hedging covenant whereby we must hedge a minimum of 25% to 75% of future production on a rolling 12-month basis when 25% or more of the borrowing base is utilized. The hedging covenant was amended in the subsequent amendments, as discussed above.

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

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility, totaling $7.5 million as of March 31, 2024. We also have an effective shelf registration statement with the SEC under which we may issue up to $500.0 million of new debt or equity securities.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 42 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, as appropriate. On May 6, 2024, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on June 14, 2024 and payable on June 28, 2024.

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

In December 2022, we entered into a Rule 10b5-1 plan that authorized a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan included a 30-day cooling off period that did not allow repurchases to commence until January 2023. The plan was effective until June 30, 2023 and had a maximum authorized amount of $5.0 million over that period. During the three and nine months ended March 31, 2023, 0.6 million shares of our common stock were repurchased under the plan at a total cost of approximately $3.9 million, including incremental direct transaction costs. These shares were subsequently cancelled.

In November 2023, we entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan is effective until June 30, 2024, unless extended, renewed or terminated, and has a maximum authorized amount of $0.8 million over that period. We may alter the terms of the plan from time to time to the extent we determine changes are necessary to achieve the intended objectives of our repurchase program. During the three and nine months ended March 31, 2024, 0.1 million shares of the Company’s common stock have been repurchased under the plan at a cost of approximately $0.8 million, including incremental direct transaction costs. These shares were subsequently cancelled.

Capital Expenditures

During the nine months ended March 31, 2024, we incurred $9.4 million in capital expenditures, a majority of which was spent at the Chaveroo Field where we participated in the drilling and completion of three gross (1.5 net) wells. First production on the three gross wells at Chaveroo Field occurred at the beginning of February 2024. During the first fiscal quarter of 2024, we also participated in the drilling and completion of two new wells in the Delhi Field. Production of the Delhi wells came online in the first fiscal quarter of 2024 and produced consistently in the second fiscal quarter.

Based on discussions with our operators, we expect capital workover projects to continue in all the fields. Overall, for fiscal year 2024, we expect budgeted capital expenditures to be in the range of $10.0 million to $12.0 million, which excludes any potential acquisitions. Our expected capital expenditures for fiscal year 2024 include the two new drilled wells at Delhi Field and three wells at Chaveroo Field, both of which are discussed above. As mentioned in Recent Developments, we closed three separate definitive agreements to purchase oil and natural gas properties in the SCOOP/STACK plays in central Oklahoma for a combined purchase price of $40.5 million after taking into account preliminary post-close adjustments. Our budgeted capital expenditures discussed above also include capital projects associated with properties acquired in the SCOOP/STACK Acquisitions.

Funding for our anticipated capital expenditures over the near-term is expected to be met from cash flows from operations and current working capital and, as needed, from borrowings under our Senior Secured Credit Facility.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of March 31, 2024 were $77.64 per barrel of oil, $2.44 per MMBtu of natural gas and $29.88 per barrel of NGLs. As of March 31, 2024, our capitalized costs of oil and natural gas properties were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of March 31, 2024 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling tests in future quarters. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required in the future. Additionally, a 10% reduction in respective commodity prices at March 31, 2024, while all other factors remained constant, would not have generated an impairment.

Overview of Cash Flow Activities

	Nine Months Ended March 31,
	2024	2023	Change
Cash flows provided by operating activities	$14,742	$51,719	$(36,977)
Cash flows used in investing activities	(52,141)	(4,265)	(47,876)
Cash flows provided by (used in) financing activities	29,432	(37,347)	66,779
Net increase (decrease) in cash and cash equivalents	$(7,967)	$10,107	$(18,074)

Cash provided by operating activities for the nine months ended March 31, 2024 decreased $37.0 million compared to the nine months ended March 31, 2023 primarily due to a decrease in revenues. Total revenues decreased $45.7 million as compared to the prior year period primarily due to lower commodity prices coupled with lower sales volumes. Our average realized price per barrel of oil equivalent (“BOE”) decreased $19.71, or 35.8% from the prior year period. Refer to “Results of Operations” below for further information.

Cash used in investing activities for the nine months ended March 31, 2024 increased $47.9 million compared to the nine months ended March 31, 2023 primarily due to the acquisition of our SCOOP/STACK properties in February 2024 together with an increase in capital expenditures related to the drilling and completion of three new wells in the Chaveroo Field. As of the quarter ended March 31, 2024, we have paid approximately $43.8 million for the SCOOP/STACK Acquisitions and have accrued estimated preliminary purchase price adjustments of $3.3 million related to net cash flows earned on the properties from the effective date to the closing date to arrive a net purchase price of $40.5 million.

Net cash flows provided by financing activities for the nine months ended March 31, 2024 were $29.4 million compared to net cash flows used in financing activities of $37.3 million for the nine months ended March 31, 2023. In the current year period, we borrowed $42.5 million under our Senior Secured Credit Facility to finance our SCOOP/STACK Acquisitions which was partially offset by $12.0 million cash dividends paid to our common stockholders together with $0.8 million paid to repurchase shares of common stock under our share repurchase plan. In the prior year period, we had repayments totaling $21.3 million of borrowings outstanding under our Senior Secured Credit Facility, $12.1 million in cash dividends paid to our common stockholders and $3.9 million paid to repurchase shares of common stock under our share repurchase program.

Results of Operations

Three Months Ended March 31, 2024 and 2023

We reported net income of $0.3 million and $14.0 million for the three months ended March 31, 2024 and 2023, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Three Months Ended
	March 31,
(in thousands, except per unit and per BOE amounts)	2024	2023	Variance	Variance %
Net income (loss)	$289	$13,957	$(13,668)	(97.9)%
Revenues:
Crude oil	14,538	11,799	2,739	23.2%
Natural gas	5,860	21,598	(15,738)	(72.9)%
Natural gas liquids	2,627	3,470	(843)	(24.3)%
Total revenues	23,025	36,867	(13,842)	(37.5)%
Operating costs:
Lease operating costs:
CO2 costs	1,035	1,821	(786)	(43.2)%
Ad valorem and production taxes	1,458	1,642	(184)	(11.2)%
Other lease operating costs	10,131	10,107	24	0.2%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	5,532	3,098	2,434	78.6%
Accretion of asset retirement obligations	368	285	83	29.1%
General and administrative expenses:
General and administrative	1,868	1,814	54	3.0%
Stock-based compensation	549	453	96	21.2%
Other income (expense):
Net gain (loss) on derivative contracts	(1,183)	270	(1,453)	(538.1)%
Interest and other income	63	13	50	384.6%
Interest expense	(518)	(32)	(486)	1,518.8%
Income tax (expense) benefit	(157)	(3,941)	3,784	(96.0)%

Production:
Crude oil (MBBL)	199	167	32	19.2%
Natural gas (MMCF)	2,115	2,204	(89)	(4.0)%
Natural gas liquids (MBBL)	104	104	—	-%
Equivalent (MBOE)(1)	656	638	18	2.8%
Average daily production (BOEPD)(1)	7,209	7,089	120	1.7%

Average price per unit(2):
Crude oil (BBL)	$73.06	$70.65	$2.41	3.4%
Natural gas (MCF)	2.77	9.80	(7.03)	(71.7)%
Natural Gas Liquids (BBL)	25.26	33.37	(8.11)	(24.3)%
Equivalent (BOE)(1)	35.10	57.79	(22.69)	(39.3)%

Average cost per unit:
Operating costs:
Lease operating costs:
CO2 costs	$1.58	$2.85	(1.27)	(44.6)%
Ad valorem and production taxes	2.22	2.57	(0.35)	(13.6)%
Other lease operating costs	15.44	15.84	(0.40)	(2.5)%
Depletion of full cost proved oil and natural gas properties	8.43	4.86	3.57	73.5%
General and administrative expenses:
General and administrative	2.85	2.84	0.01	0.4%
Stock-based compensation	0.84	0.71	0.13	18.3%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $23.0 million and $36.9 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in revenues is primarily due to the decrease in our average realized price per BOE partially offset by an increase in our crude oil sales volumes. Our average realized commodity price (excluding the impact of derivative contracts) for the three months ended March 31, 2024 decreased approximately $22.69 per BOE, or 39.3%, compared to the prior year period. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, inventory storage levels, basis differentials and other factors. Realized natural gas prices decreased 71.7% from the prior year period, which was the largest portion of the driver of the decrease in revenues. This was partially attributed to the prior year period benefit of strong natural gas price differentials received at the Jonah Field where we realized an average natural gas price of $20.31 per MCF in the prior year period compared to $3.94 per MCF in the current year quarter. Average daily equivalent production increased 1.7% from 7,089 BOEPD in the prior year period to 7,209 BOEPD in the current period primarily due to the acquisitions of non-operated working interests in the SCOOP/STACK in the latter part of February 2024 and first production at our wells in the Chaveroo Field in early February 2024, which collectively increased current quarter production by approximately 1,020 BOEPD. These increases were partially offset by a decrease in production at our Barnett Shale properties. We began experiencing production declines and downtime in April 2023 at Barnett Shale. Production declines were primarily related to compression issues due to excessive heat, downtime in the gathering and processing system, pipeline rerouting and optimization, and our operator’s decision to temporarily shut-in certain low margin wells. As of March 31, 2024, the midstream issues have been moderated, but due to low natural gas prices the shut-in wells remain offline which has continued to negatively impact production volumes.

Lease Operating Costs

Ad valorem and production taxes were $1.5 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively. On a per unit basis, ad valorem and production taxes were $2.22 per BOE and $2.57 per BOE for the three months ended March 31, 2024 and 2023, respectively. The decrease in ad valorem and production taxes is primarily due to decreases in realized natural gas and NGLs revenues described above, as production taxes are based on sales at the wellhead.

The following table summarizes CO2 costs per Mcf and CO2 volumes for the three months ended March 31, 2024 and 2023. CO2 purchase costs are for the Delhi Field. Under our contract with the Delhi Field operator, purchased CO2 is priced at 1% of the realized oil price in the field per MCF, plus sales taxes and transportation costs as per contract terms.

	Three Months Ended
	March 31,
	2024	2023	Variance	Variance %
CO2 costs per MCF	$0.92	$0.92	$—	—%
CO2 volumes (MMCF per day, gross)	52.1	91.7	(39.6)	(43.2)%

The $0.8 million decrease in CO2 costs for the three months ended March 31, 2024 was primarily due to a 43.2% decrease in purchased CO2 volumes, which was primarily due to the suspension of CO2 purchases at the end of February 2024 due to maintenance on the CO2 pipeline. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. We do not have any ownership in the CO2 pipeline which is owned and operated by Denbury. On a per unit basis, CO2 costs were $1.58 per BOE and $2.85 per BOE for the three months ended March 31, 2024 and 2023, respectively.

Other lease operating costs were primarily flat, compared to the prior year period. On a per unit basis, other lease operating costs decreased slightly to $15.44 per BOE for the three months ended March 31, 2024 from $15.84 per BOE in the year-ago quarter. The largest decrease in operating costs was at our Barnett Shale properties offset by an additional LOE incurred as a result of our SCOOP/STACK Acquisitions. At the Barnett Shale, significant cost savings efforts are being prioritized due to the lower realized natural gas prices and the shut-in of certain low margin wells at current natural gas prices. We are experiencing lower operating costs in all cost categories, especially lower water hauling costs and lower gathering, transportation and processing charges.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $2.4 million or 78.6% from $3.1 million to $5.5 million for the three months ended March 31, 2024 primarily due to an increase in the depletion rate. On a per unit basis, depletion expense was $8.43 per BOE and $4.86 per BOE for the three months ended March 31, 2024 and 2023, respectively. The depletion rate of our unit of production calculation increased due to decreases in proved reserve volumes as well as increases in our depletable base due to our SCOOP/STACK Acquisitions and capital expenditures since March 31, 2023. Our proved reserves volumes have decreased since the prior year period primarily due to oil and natural gas volumes produced combined with a reduction in the SEC prices used in calculating proved reserves since the prior year period.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2024 increased minimally over the prior year period. General and administrative expenses were $1.9 million for the three months ended March 31, 2024 compared to $1.8 million for the prior year period. The increase primarily relates to an increase in salary and employee benefits due to additional personnel added as additional assets were acquired. On a per unit basis, general and administrative expenses were $2.85 per BOE and $2.84 per BOE for the three months ended March 31, 2024 and 2023, respectively.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2024 remained flat at $0.5 million for each period.

Net Gain (Loss) on Derivative Contracts

Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized (gains) losses on our average realized prices for the periods presented. As a result of our SCOOP/STACK Acquisitions in the current quarter and our acquisitions during fiscal year 2022 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms set in the Senior Secured Credit Facility to hedge a portion of our production. The increase in commodity prices since entering into the hedges and the continued increase in forward commodity prices resulted in a realized loss on hedges for the current quarter and an unrealized loss on the mark-to-market of our hedges, respectively. As of March 31, 2024, we had $0.3 million derivative asset all of which was classified as current, and a $1.4 million derivative liability, all of which was classified as current.

	Three Months Ended
	March 31,
(in thousands, except per unit and per BOE amounts)	2024	2023	Variance	Variance %
Realized gain (loss) on derivative contracts	$(120)	$465	$(585)	(125.8)%
Unrealized gain (loss) on derivative contracts	(1,063)	(195)	(868)	445.1%
Total net gain (loss) on derivative contracts	$(1,183)	$270	$(1,453)	(538.1)%

Average realized crude oil price per BBL	$73.06	$70.65	$2.41	3.4%
Cash effect of oil derivative contracts per BBL	(0.60)	—	(0.60)	—%
Crude oil price per BBL (including impact of realized derivatives)	$72.46	$70.65	$1.81	2.6%

Average realized natural gas price per MCF	$2.77	$9.80	$(7.03)	(71.7)%
Cash effect of natural gas derivative contracts per MCF	—	0.21	(0.21)	(100)%
Natural gas price per MCF (including impact of realized derivatives)	$2.77	$10.01	$(7.24)	(72.3)%

Interest Expense

Interest expense increased $0.5 million for the three months ended March 31, 2024 compared to the prior year period primarily due to borrowings drawn on our Senior Secured Credit Facility to finance our SCOOP/STACK Acquisitions during the current period.

Income Tax (Expense) Benefit

For the three months ended March 31, 2024, we recognized income tax expense of $0.2 million on net income before income taxes of $0.4 million compared to income tax expense of $3.9 million on net income before income taxes of $17.9 million for the three months ended March 31, 2023. The effective tax rates were 35.2% and 22.0% for three months ended March 31, 2024 and 2023, respectively. The effective tax rate increased compared to the prior year period as projected state income taxes have become a larger component of our overall income tax expense during the period.

Nine Months Ended March 31, 2024 and 2023

We reported net income of $2.8 million and $35.1 million for the nine months ended March 31, 2024 and 2023, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Nine Months Ended
	March 31,
(in thousands, except per unit and per BOE amounts)	2024	2023	Variance	Variance %
Net income (loss)	$2,845	$35,051	$(32,206)	(91.9)%
Revenues:
Crude oil	38,913	40,062	(1,149)	(2.9)%
Natural gas	17,943	58,816	(40,873)	(69.5)%
Natural gas liquids	7,794	11,462	(3,668)	(32.0)%
Total revenues	64,650	110,340	(45,690)	(41.4)%
Operating costs:
Lease operating costs:
CO2 costs	4,241	6,027	(1,786)	(29.6)%
Ad valorem and production taxes	4,008	7,001	(2,993)	(42.8)%
Other lease operating costs	28,616	34,699	(6,083)	(17.5)%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	13,680	9,598	4,082	42.5%
Accretion of asset retirement obligations	1,080	841	239	28.4%
General and administrative expenses:
General and administrative	5,937	6,165	(228)	(3.7)%
Stock-based compensation	1,585	1,155	430	37.2%
Other income (expense):
Net gain (loss) on derivative contracts	(1,183)	513	(1,696)	(330.6)%
Interest and other income	283	26	257	988.5%
Interest expense	(584)	(404)	(180)	44.6%
Income tax (expense) benefit	(1,174)	(9,938)	8,764	(88.2)%

Production:
Crude oil (MBBL)	519	501	18	3.6%
Natural gas (MMCF)	6,091	7,065	(974)	(13.8)%
Natural gas liquids (MBBL)	295	325	(30)	(9.2)%
Equivalent (MBOE)(1)	1,829	2,004	(175)	(8.7)%
Average daily production (BOEPD)(1)	6,651	7,314	(663)	(9.1)%

Average price per unit(2):
Crude oil (BBL)	$74.98	$79.96	$(4.98)	(6.2)%
Natural gas (MCF)	2.95	8.32	(5.37)	(64.5)%
Natural Gas Liquids (BBL)	26.42	35.27	(8.85)	(25.1)%
Equivalent (BOE)(1)	35.35	55.06	(19.71)	(35.8)%

Average cost per unit:
Operating costs:
Lease operating costs:
CO2 costs	$2.32	$3.01	(0.69)	(22.9)%
Ad valorem and production taxes	2.19	3.49	(1.30)	(37.2)%
Other lease operating costs	15.65	17.31	(1.66)	(9.6)%
Depletion of full cost proved oil and natural gas properties	7.48	4.79	2.69	56.2%
General and administrative expenses:
General and administrative	3.25	3.08	0.17	5.5%
Stock-based compensation	0.87	0.58	0.29	50.0%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $64.7 million and $110.3 million for the nine months ended March 31, 2024 and 2023, respectively. The decrease in revenues is primarily due to the decrease in our average realized price per BOE coupled with a decrease in our sales volumes. Our average realized commodity price (excluding the impact of derivative contracts) for the nine months ended March 31, 2024 decreased approximately $19.71 per BOE, or 35.8%, over the prior year period. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, inventory storage levels, basis differentials and other factors. Realized natural gas prices decreased 64.5% from the prior year period, which was the largest portion of the driver of the decrease in revenues. This was partially attributed to the prior year period benefit of strong natural gas price differentials received at the Jonah Field where we realized an average natural gas price of $12.99 per MCF in the prior year period compared to $4.16 in the current year period. Average daily equivalent production decreased 9.1% from 7,314 BOEPD in the prior year period to 6,651 BOEPD in the current period as a result of natural production declines in our properties combined with operational issues and downtime at our Barnett Shale property. We began experiencing production declines and downtime in April 2023 at Barnett. Production declines were primarily related to compression issues due to excessive heat, downtime in the gathering and processing system, pipeline rerouting and optimization, and our operator’s decision to temporarily shut-in certain low margin wells. As of March 31, 2024, the midstream issues have been moderated, but due to low natural gas prices the shut-in wells remain offline which has continued to negatively impact production volumes. The overall decrease in production was partially offset by the acquisitions of non-operated working interests in the SCOOP/STACK in February 2024 and first production at our wells in the Chaveroo Field in early February 2024, which collectively increased production for the nine months ended March 31, 2024 by approximately 340 BOEPD.

Lease Operating Costs

Ad valorem and production taxes were $4.0 million and $7.0 million for the nine months ended March 31, 2024 and 2023, respectively. On a per unit basis, ad valorem and production taxes were $2.19 per BOE and $3.49 per BOE for the nine months ended March 31, 2024 and 2023, respectively. The decrease in ad valorem and production taxes is primarily due to decreases in oil and natural gas prices as well as decreased production volumes described above as production taxes are based on sales at the wellhead.

The following table summarizes CO2 costs per Mcf and CO2 volumes for the nine months ended March 31, 2024 and 2023. CO2 purchase costs are for the Delhi Field. Under our contract with the Delhi Field operator, purchased CO2 is priced at 1% of the realized oil price in the field per MCF, plus sales taxes and transportation costs as per contract terms.

	Nine Months Ended
	March 31,
	2024	2023	Variance	Variance %
CO2 costs per MCF	$0.97	$1.01	$(0.04)	(4.0)%
CO2 volumes (MMCF per day, gross)	67.0	90.8	(23.8)	(26.2)%

The $1.8 million decrease in CO2 costs for the nine months ended March 31, 2024 was primarily due to a 26.2% decrease in purchased CO2 volumes combined with a 4.0% decrease in CO2 costs per MCF, which was driven by a decrease in our average realized oil price and the suspension of CO2 purchases at the end of February 2024 due to maintenance on the CO2 pipeline. CO2 volumes injected were also reduced compared to prior year period due to a reduction in CO2 purchase nominations and higher ambient temperatures in the Delhi Field during the fiscal year. In the prior year period, CO2 purchase nominations were higher to compensate for reduced reservoir pressure. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. We do not have any ownership in the CO2 pipeline which is owned and operated by Denbury.  On a per unit basis, CO2 costs were $2.32 per BOE and $3.01 per BOE for the nine months ended March 31, 2024 and 2023, respectively.

Other lease operating costs decreased $6.1 million, or 17.5%, compared to the prior year period primarily due to lower production combined with the lower commodity price environment. On a per unit basis, other lease operating costs decreased to $15.65 per BOE for the nine months ended March 31, 2024 from $17.31 per BOE in the year-ago quarter. The largest decrease in operating costs is at our Barnett Shale properties and the Delhi Field. At the Barnett Shale, significant cost savings efforts are being prioritized due to the lower realized natural gas prices and the shut-in of certain low margin wells at current natural gas prices. We are incurring lower operating costs in all cost categories, especially lower water hauling costs and lower gathering, transportation and processing charges. At Delhi Field, we have seen lower electricity charges due to lower commodity prices.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $4.1 million or 42.5% from $9.6 million to $13.7 million for the nine months ended March 31, 2024 primarily due to an increase in the depletion rate. On a per unit basis, depletion expense was $7.48 per BOE and $4.79 per BOE for the nine months ended March 31, 2024 and 2023, respectively. The depletion rate of our unit of production calculation increased due to decreases in proved reserve volumes as well as increase in our depletable base due to our SCOOP/STACK Acquisitions and capital expenditures since the prior year period. Our proved reserves volumes have decreased since the prior year period primarily due to oil and natural gas volumes produced, combined with a reduction in the SEC prices used for calculating proved reserves since the prior year period.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2024 decreased $0.2 million, or 3.7%, to $5.9 million compared to $6.2 million for the prior year period. The decrease primarily relates to lower consulting fees totaling approximately $0.3 million related to our search for a CEO in the prior year period. On a per unit basis, general and administrative expenses were $3.25 per BOE and $3.08 per BOE for the nine months ended March 31, 2024 and 2023, respectively. The slight increase on a per unit basis is primarily the result of the decrease in production for the current year period.

Stock-based Compensation Expense

Stock-based compensation expense for the nine months ended March 31, 2024 increased $0.4 million to $1.6 million compared to $1.2 million for the prior year period. The increase is primarily due to the addition of new personnel, including our CEO and COO added since the prior year period and the associated new awards granted during the current year period.

Net Gain (Loss) on Derivative Contracts

Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized (gains) losses on our average realized prices for the periods presented. As a result of our SCOOP/STACK Acquisitions in the current quarter and our acquisitions during fiscal year 2022 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms set in the Senior Secured Credit Facility to hedge a portion of our production. The increase in commodity prices since entering into the hedges and the continued increase in forward commodity prices resulted in a realized loss on hedges for the current quarter and an unrealized loss on the mark-to-market of our hedges, respectively. As of March 31, 2024, we had $0.3 million derivative asset all of which was classified as current, and a $1.4 million derivative liability, all of which was classified as current.

	Nine Months Ended
	March 31,
(in thousands, except per unit and per BOE amounts)	2024	2023	Variance	Variance %
Realized gain (loss) on derivative contracts	$(120)	$(1,481)	$1,361	(91.9)%
Unrealized gain (loss) on derivative contracts	(1,063)	1,994	(3,057)	(153.3)%
Total net gain (loss) on derivative contracts	$(1,183)	$513	$(1,696)	(330.6)%

Average realized crude oil price per BBL	$74.98	$79.96	$(4.98)	(6.2)%
Cash effect of oil derivative contracts per BBL	(0.23)	(0.49)	0.26	(53.1)%
Crude oil price per BBL (including impact of realized derivatives)	$74.75	$79.47	$(4.72)	(5.9)%

Average realized natural gas price per MCF	$2.95	$8.32	$(5.37)	(64.5)%
Cash effect of natural gas derivative contracts per MCF	—	(0.17)	0.17	(100)%
Natural gas price per MCF (including impact of realized derivatives)	$2.95	$8.15	$(5.20)	(63.8)%

Interest Expense

Interest expense increased $0.2 million for the nine months ended March 31, 2024 compared to the prior year period primarily due to borrowings drawn on our Senior Secured Credit Facility to finance our SCOOP/STACK Acquisitions during the current year.

Income Tax (Expense) Benefit

For the nine months ended March 31, 2024, we recognized income tax expense of $1.2 million on net income before income taxes of $4.0 million compared to income tax expense of $9.9 million on net income before income taxes of $45.0 million for the nine months ended March 31, 2023. The effective tax rates were 29.2% and 22.1% for three months ended March 31, 2024 and 2023, respectively. The effective tax rate increased compared to the prior year period as projected state income taxes have become a larger component of our overall income tax expense during the period.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

Derivative Instruments and Hedging Activity

We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil, natural gas, and natural gas liquids prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we monitor commodity prices to identify the potential need for the use of derivative financial instruments to provide partial protection against declines in oil and natural gas prices. We do not enter into derivative contracts for speculative trading purposes. In accordance with our Senior Secured Credit Facility, we may be required to enter into hedges if we meet certain utilization levels of the borrowing base under the credit facility. We intend to remain in compliance with these covenants and will enter into derivative contracts from time to time to meet the requirements. Additionally, depending on market conditions, financial and other considerations we may enter into additional hedges to meet our objectives of increasing value to shareholders.

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. For the derivative contracts settled during fiscal 2024 and 2023, we did not post collateral. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 7, “Derivatives” to our unaudited condensed consolidated financial statements for more details.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15(d)-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2024 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, during the quarter ended March 31, 2024, we have determined that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about the Company's purchases of its equity securities during the three months ended March 31, 2024.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs(2)	(in thousands)(2)
January 2024	400	$5.50	400	$21,150
February 2024	150,799	5.35	140,272	20,403
March 2024	741	5.90	—	20,403
(1)	During the three months ended March 31, 2024, all of the shares received outside of publicly announced plans or programs were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.
(2)	On September 8, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company's common stock, the Company’s capital needs and resources, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company's Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice. In November 2023, the Company entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan is effective until June 30, 2024, unless extended, renewed or terminated by the Company, and has a maximum authorized amount of $0.8 million over that period. The Company may alter the terms of the plan from time to time to the extent it determines changes are necessary to achieve the intended objectives of the repurchase program.

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

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed February 8, 2023).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10- filed September 13, 2023)
10.11*	Purchase and Sale Agreement, dated February 12, 2024, between Evolution Petroleum Corporation and Red Sky Resources III, LLC
10.12*	Purchase and Sale Agreement, dated February 12, 2024, between Evolution Petroleum Corporation and Red Sky Resources IV, LLC
10.13*	Purchase and Sale Agreement, dated February 12, 2024, between Evolution Petroleum Corporation and Coriolis Energy Partners I, LLC
10.2.11*	Amendment to the Credit Agreement dated February 12, 2024 between Evolution Petroleum Corporation and MidFirst Bank
31.1**	Certification of Principal Executive Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Attached hereto.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evolution Petroleum Corporation
Date: May 8, 2024	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director
	By:	/s/ RYAN STASH
Ryan Stash Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer