Form 10-K
period 2024-06-30
EVOLUTION PETROLEUM CORP
filed 2024-09-11
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes: ☐    No: ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates on December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $5.81 on the NYSE American was $176.2 million.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of September 6, 2024, was 33,322,760.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2024 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report are incorporated by reference into Part III of this report.

EVOLUTION PETROLEUM CORPORATION

2024 ANNUAL REPORT ON FORM 10-K

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

FORWARD-LOOKING STATEMENTS

This Form 10-K and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, except for statements of historical fact, are forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “may,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors, which may include, but are not limited to, the following:

●	our expectations of plans, strategies and objectives, including anticipated development activity and capital spending;
●	our capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength;
●	our ability to complete future acquisitions and the need for additional capital to complete future acquisitions;
●	the benefits of our multi-basin portfolio, including operational and commodity flexibility;
●	our ability to maximize cash flow and the application of excess cash flows to pay dividends and repurchase shares pursuant to our share repurchase program;
●	estimates of our oil, natural gas and NGLs production and commodity mix;
●	anticipated oil, natural gas and NGL prices;
●	anticipated drilling and completions activity;
●	drilling and operating risks, including accidents, equipment failures, fires, and leaks of toxic or hazardous materials;
●	estimates of our oil, natural gas and NGL reserves and recoverable quantities;
●	our ability to access credit facilities and other sources of liquidity to meet financial obligations throughout commodity price cycles;
●	limitations on our ability to obtain funding based on environmental, social, and corporate governance (“ESG”) performance;
●	future interest expense;
●	our ability to manage debt and financial ratios, finance growth and comply with financial covenants;
●	the implementation and outcomes of risk management programs, including exposure to commodity price and interest rate fluctuations, the volume of oil and natural gas production hedged, and the markets or physical sales locations hedged;
●	the impact of changes in federal, state, provincial and local, rules and regulations;
●	anticipated compliance with current or proposed environmental requirements, including the costs thereof;
●	the impact of greenhouse gas (“GHG”) emissions limitations and renewable energy incentives;
●	adequacy of provisions for abandonment and site reclamation costs;
●	our operational and financial flexibility, discipline and ability to respond to evolving market conditions;
●	the declaration and payment of future dividends and any anticipated repurchase of our outstanding common shares;
●	the adequacy of our provision for taxes and legal claims;
●	our ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses;
●	our competitiveness relative to our peers, including with respect to capital, materials, people, assets and production;
●	oil, natural gas and NGL inventories and global demand for oil, natural gas and NGLs;
●	the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment;
●	adverse weather events;
●	anticipated staffing levels;

●	anticipated payments related to our commitments, obligations and contingencies, and the ability to satisfy the same; and
●	the possible impact of accounting and tax pronouncements, rule changes and standards.

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

BOEPD	Barrels of oil equivalent per day.
BOPD	Barrels of oil per day.
BTU	British Thermal Unit: the standard unit of measure of energy equal to the amount of heat required to raise the temperature of one pound of water one degree Fahrenheit.
CO2	Carbon Dioxide.
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

LOE	Lease Operating Expense(s); a current period expense incurred to operate a well.
MBBL	One thousand barrels.
MMBBL	One million barrels.
MBOE	One thousand barrels of oil equivalent.
MBOEPD	One thousand barrels of oil equivalent per day.
MMBOE	One million barrels of oil equivalent.
MCF	One thousand cubic feet of natural gas at standard conditions, being approximately sea level pressure and 60 degrees Fahrenheit temperature.
MMCF	One million cubic feet of natural gas at standard conditions.
MMBTU	One million British Thermal Units.
Mineral Royalty Interest	A royalty interest that is retained by the owner of the minerals underlying a lease. See “Royalty Interest.”
Net Acres or Net Wells	The sum of the fractional working interests owned in gross acres or gross wells.

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

Recent Developments

Dividend Declaration

On September 9, 2024, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable September 30, 2024.

SCOOP/STACK Acquisitions

On February 12, 2024, we closed the acquisitions of certain non-operated oil and natural gas assets in the SCOOP and STACK plays in central Oklahoma (the "SCOOP/STACK Acquisitions") from Red Sky Resources III, LLC, Red Sky Resources IV, LLC, and Coriolis Energy Partners I, LLC. After taking into account customary closing adjustments and an effective date of November 1, 2023, total combined cash consideration for the SCOOP/STACK Acquisitions was approximately $39.2 million, which includes $43.9 million paid at closing less purchase price adjustments totaling approximately $4.7 million related to net cash flows earned on the properties from the effective date to the closing date.

The acquired assets consist of an average net working interest of approximately 2.6% in 253 producing wells in the SCOOP and STACK plays of the Anadarko Basin in Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties, Oklahoma. The acquisitions also include approximately 4,200 net acres with approximately 300 associated potential drilling opportunities.

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

Share Repurchase Program

In November 2023, we entered into a Rule 10b5-1 plan that authorized a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan was effective until June 30, 2024 and had a maximum authorized amount of $0.8 million over that period. During the fiscal year ended June 30, 2024, 0.1 million shares of the Company’s common stock were repurchased under the plan at a cost of approximately $0.8 million, including incremental direct transaction costs. These shares were subsequently cancelled. We may enter into additional Rule 10b5-1 plans in the future, the terms of which will be approved by the Board of Directors.

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

As of June 30, 2024, we have incurred approximately $0.8 million, in exchange for a 50% working interest share in approximately 1,600 net acres, associated with five development blocks. As of June 30, 2024, we have participated in the drilling and completion of the first development block which consisted of three gross (1.5 net) wells. Refer to Capital Expenditures below for a further discussion of Chaveroo drilling and completion activities since entering into the Participation Agreement.

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

Williston Basin
Jonah Field
Hamilton Dome Field
SCOOP/STACK
Chaveroo Field
Delhi Field
Barnett Shale

SCOOP/STACK – Central Oklahoma

Our non-operated interests in the SCOOP and STACK plays, consist of oil and natural gas producing properties in the Anadarko basin, where we hold approximately 2.6% average net working interest and approximately 2.0% average net revenue interests located on approximately 4,200 net acres (approximately 96% held by production) across Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties in Oklahoma. The oil and natural gas properties are operated by Continental Resources, Inc., Ovintiv USA Inc. and EOG Resources, Inc. with approximately 40% of wells operated by other operators.

Average net daily production from the date of acquisition through June 30, 2024 was 1.4 MBOEPD. For the year ended June 30, 2024, our average net daily production from the SCOOP/STACK properties consisted of 47% natural gas, 37% oil, and 16% NGLs. Hydrocarbons produced from our SCOOP/STACK properties are sold to various purchasers throughout the mid-continent.

Chaveroo Field – Chaves and Roosevelt Counties, New Mexico

Our non-operated interests in the Chaveroo oilfield consist of a 50% net working interest, with an average associated 41% revenue interest, in approximately 1,600 net acres all held by production, associated with five development blocks with the right to acquire the same working interest in additional development locations and associated acreage at a fixed price. The field is operated by PEDEVCO Corp. (“PEDEVCO”).

Average net daily production from the date of first production in February 2024 through June 30, 2024 was 0.2 MBOEPD. For the year ended June 30, 2024 our average net daily production from the Chaveroo Field properties consisted of 90% oil, 7% natural gas, and 3% NGLs. Oil produced from our Chaveroo Field properties is sold to various purchasers in New Mexico and gas and NGLs are sold to Targa Resources Corp.

Jonah Field – Sublette County, Wyoming

Our non-operated interests in the Jonah Field, a natural gas and NGL property in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 950 net acres all held by production. The properties are operated by Jonah Energy (“Jonah”).

For the year ended June 30, 2024 our average net daily production from the Jonah Field properties was 1.8 MBOEPD consisting of 89% natural gas, 6% NGLs, and 5% oil. Hydrocarbons produced from our Jonah Field properties are sold to West Coast markets.

Williston Basin – Williston, North Dakota

Our non-operated interests in the Williston Basin, oil and natural gas producing properties, consist of approximately 39% average net working interest and approximately 33% average net revenue interest located on approximately 43,000 net acres (approximately 93% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are operated by Foundation Energy Management (“Foundation”).

For the year ended June 30, 2024, our average net daily production from the Willison Basin properties was 0.5 MBOEPD consisting of 81% oil, 11% NGLs, and 8% natural gas. The primary producing reservoirs are the Three Forks, Pronghorn, and Bakken formations. Hydrocarbons produced from the Williston Basin properties are sold to local refineries and purchasers.

Barnett Shale – North Texas

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

For the year ended June 30, 2024, our average net daily production from the Barnett Shale properties was 2.6 MBOEPD consisting of 74% natural gas, 25% NGLs, and 1% oil. The producing reservoir is the Barnett Shale, which is also the source rock. Hydrocarbons produced from our Barnett Shale properties are sold to Gulf Coast markets.

Hamilton Dome – Hot Springs County, Wyoming

Our non-operated interests in the Hamilton Dome Field, a secondary recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% average net working interest, with an associated 20% average net revenue interest (inclusive of a small overriding royalty interest). The unitized field, of which we hold approximately 1,400 net acres, is operated by Merit Energy Company (“Merit”), a private oil and natural gas company, who owns the majority of the remaining working interest in the Hamilton Dome Field. The Hamilton Dome Field is located in the southwest region of the Big Horn Basin in northwest Wyoming.

For the year ended June 30, 2024, our average net daily production from the Hamilton Dome Field properties was 0.4 MBOEPD consisting of 100% oil. The primary producing reservoirs in the field are the Tensleep and Phosphoria. Produced oil from the field is subject to Western Canadian Select pricing.

Delhi Field – Enhanced Oil Recovery CO2 Flood – Onshore Louisiana

Our non-operated interests in the Delhi Field, a CO2-EOR project, consist of approximately 24% average net working interest, with an associated 19% revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC (“Denbury”), which was acquired by Exxon Mobil Corporation (“ExxonMobil”) on November 2, 2023. The unitized Delhi Field, of which we hold approximately 3,200 net acres, is located in northeast Louisiana in Franklin, Madison, and Richland Parishes.

For the year ended June 30, 2024, our average net daily production from the Delhi Field properties was 1.0 MBOEPD consisting of 78% oil and 22% NGLs. The primary producing reservoirs in the field are the Tuscaloosa and Paluxy formations. Produced oil from the field is priced off of Louisiana Light Sweet (“LLS”) crude, which often trades at a premium to West Texas Intermediate (“WTI”).

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

Summary of Oil & Gas Reserves for Fiscal Year Ended 2024

Our proved reserves as of June 30, 2024, denominated in thousands of barrels of oil equivalent (“MBOE”), were estimated by our independent reservoir engineers, Netherland, Sewell & Associates, Inc. (“NSAI”), DeGolyer and MacNaughton (“D&M”) and Cawley, Gillespie and Associates, Inc. (“CG&A”), all worldwide petroleum consultants.

NSAI evaluated the reserves for our SCOOP/STACK, Jonah Field and Williston Basin properties. NSAI began evaluating these properties when we acquired each of them. The scope and results of their procedures are summarized in a letter from the firm, which is included as Exhibit 99.1 to this Annual Report on Form 10-K.

D&M evaluated the reserves for our Barnett Shale, Hamilton Dome, and Delhi Field properties. The scope and results of their procedures are summarized in a letter from the firm, which is included as Exhibit 99.2 to this Annual Report on Form 10-K.

CG&A evaluated the reserves for our Chaveroo Field properties. CG&A has a history with the field as it evaluates reserves for the operator of the field. The scope and results of their procedures are summarized in a letter from the firm, which is included as Exhibit 99.3 to this Annual Report on Form 10-K.

The following table sets forth our estimated proved reserves as of June 30, 2024. For additional reserve information, see our Supplemental Disclosure about Oil and Natural Gas Properties (unaudited) to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data. The New York Mercantile Exchange (“NYMEX”) previous 12-month unweighted arithmetic average first-day-of-the-month price used to calculate estimated revenues was $79.45 per barrel of oil and $2.32 per MMBtu of natural gas. The net price per barrel of NGLs was $23.86, which does not have any single comparable reference index price. The NGL price was based on historical prices received. For periods for which no historical price information was available, we used comparable pricing in the geographic area. Pricing differentials were applied based on quality, processing, transportation, location and other pricing aspects for each individual property and product.

Proved Reserves as of June 30, 2024

				Total Proved	Percent of
	Oil	Natural Gas	NGLs	Reserves	Total Proved
Reserve Category	(MBbls)	(MMcf)	(MBbls)	(MBOE)(1)	Reserves
Proved:
Developed Producing	7,746	66,627	5,065	23,917	75.2%
Developed Non-Producing	108	33	9	123	0.4%
Undeveloped	3,956	11,249	1,914	7,745	24.4%
Total Proved	11,810	77,909	6,988	31,785	100.0%
Product Mix	37%	41%	22%	100%

Total Proved by Property:
SCOOP/STACK	1,277	12,314	787	4,116	13.0%
Chaveroo Field	2,218	636	137	2,461	7.7%
Jonah Field	239	25,113	318	4,744	14.9%
Williston Basin	2,798	7,135	1,653	5,640	17.7%
Barnett Shale	78	32,711	2,452	7,983	25.1%
Hamilton Dome Field	2,182	—	—	2,182	6.9%
Delhi Field	3,018	—	1,641	4,659	14.7%
Total Proved	11,810	77,909	6,988	31,785	100.0%
(1)	Equivalent oil reserves are defined as six Mcf of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per Mcf and NGL prices per barrel often differ significantly from the equivalent amount of oil.

Internal Controls Over Reserves Estimation Process and Qualifications of Technical Persons with Oversight for the Company’s Overall Reserve Estimation Process

Our policies regarding internal controls over reserves estimates require such estimates to be prepared by an independent petroleum engineering firm under the supervision of our internal reserve engineering team, which includes our Chief Operating Officer (“COO”), J. Mark Bunch. Our internal reserve engineering team has a combined experience of over 80 years in Petroleum Engineering. Our COO, the person responsible for overseeing the preparation of our reserves estimates, has a Bachelor of Science Degree in Petroleum Engineering from Texas A&M University, is a registered Professional Engineer in the State of Texas (No. 86704), has over 40 years of oil and natural gas experience including large independents and financial firm services for projects and acquisitions. Our Board of Directors also has oversight of our reserve estimation process and contains a Reserves Committee with William Dozier, an independent director who is a Registered Professional Engineer in the State of Texas (No. 47279) with experience in energy company reserve evaluations. Such reserve estimates comply with generally accepted petroleum engineering and evaluation principles, definitions, and guidelines as established by the SEC.

The reserves information in this filing is based on estimates prepared by NSAI, D&M and CG&A. The person responsible for the preparation of the reserve report at NSAI is Matthew D. Pankey, P.E., Petroleum Engineer. Mr. Pankey, a licensed Professional Engineer in the State of Texas (No. 142931), has been practicing consulting petroleum engineering at NSAI since 2019 and has over six years of prior industry experience. Mr. Pankey received a Bachelor of Science degree in Chemical Engineering in 2012 from Auburn University. The person responsible for the preparation of the reserve report at D&M is Dr. Dilhan Ilk, P.E., Executive Vice President. Dr. Ilk received a Bachelor of Science degree in Petroleum Engineering in 2003 from Istanbul Technical University and a Master’s degree and Doctorate in Petroleum Engineering in 2005 and 2010, respectively, from Texas A&M University, and he has in excess of 14 years of experience in oil and natural gas reservoir studies and evaluations and is a licensed Professional Engineer in the state of Texas (No. 139334). The person responsible for the preparation of the reserve report at CG&A is W. Todd Brooker,

P.E., President. Mr. Brooker received a Bachelor of Science degree in Petroleum Engineering in 1989 from the University of Texas at Austin and is a registered Professional Engineer in the State of Texas (No. 83462). Mr. Brooker joined CG&A in 1992 and has over 30 years of experience in engineering and geological services.

We provide NSAI, D&M and CG&A with our property interests, production, current operating costs, current production prices, estimated abandonment costs and other information in order for them to prepare the reserve estimates. This information is reviewed by our senior management team and designated operations personnel to ensure accuracy and completeness of the data prior to submission to the reserve engineers. The scope and results of NSAI’s, D&M’s and CG&A’s procedures, as well as their professional qualifications, are summarized in the letters included as Exhibit 99.1, Exhibit 99.2 and Exhibit 99.3, respectively, to this Annual Report on Form 10-K.

Proved Undeveloped Reserves

During the year ended June 30, 2024 our proved undeveloped (“PUD”) reserves changed as follows:

	Oil	Natural Gas	NGLs	Total Reserves
Proved undeveloped reserves:	(MBbls)	(MMcf)	(MBbls)	(MBOE)(1)
June 30, 2023	2,687	2,431	605	3,697
Revisions of previous estimates	(1,557)	1,802	393	(863)
Improved recovery, extensions and discoveries	2,891	5,005	785	4,510
Purchase of reserves in place	33	2,011	151	519
Transfers	(98)	—	(20)	(118)
June 30, 2024	3,956	11,249	1,914	7,745
(1)	Equivalent oil reserves are defined as six Mcf of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per Mcf and NGL prices per barrel often differ significantly from the equivalent amount of oil.

Our PUD reserves were 7.7 MMBOE as of June 30, 2024, with related future development costs of approximately $90.5 million, which are primarily associated with the Williston Basin and Chaveroo Field and to a lesser extent our SCOOP/STACK properties, where we hold a smaller average net working interest, and the Delhi Field. Extensions of 4.5 MMBOE are primarily associated with new wells at SCOOP/STACK, subsequent to our acquisition, and Chaveroo Field. Transfers of 0.1 MMBOE are associated with two Delhi wells placed online during the first fiscal quarter of 2024. The net downward revisions were due primarily to adjustments made to the Williston Basin development plan. These adjustments include updated economic assumptions to drill and complete wells, changes to the specific well locations on the drilling plan based on continuous technical analysis of the acreage, and the development timing of the project that maximizes the efficiency of our capital projects. The positive revisions in natural gas and NGLs are associated with changes in type curves at SCOOP/STACK subsequent to our acquisition. Under SEC reporting requirements, our PUD reserves include only those reserves in which the Company has current plans to develop within five years. See “Drilling and Present Activities” below for a further discussion of our expected development of the PUDs associated with Williston Basin, Chaveroo Field, SCOOP/STACK and Delhi Field.

Drilling and Present Activities

Currently, none of our oil and natural gas properties are operated by us. We therefore rely on information from our operators regarding near-term drilling programs. There are no plans to drill new wells in fiscal year 2025 in the Jonah Field, the Barnett Shale, and the Hamilton Dome Field. At this time, operators of our properties at SCOOP/STACK, Williston Basin, Hamilton Dome Field and Delhi Field are periodically running workover rigs focusing on projects to return wells to production that have experienced mechanical issues.

At SCOOP/STACK, we currently expect 13 gross wells to be brought online during fiscal year 2025. Additionally, as our third-party operators continue to be active around our acreage, we would expect additional wells to be drilled and/or completed. At Chaveroo Field, the next development block is currently planned to begin drilling during the second quarter of fiscal 2025, with production estimated to commence during the second half of fiscal 2025. At the Williston Basin, we anticipate that fiscal year 2025 will be used to finalize permits, maximize economic efficiencies in vendor contracts, and prepare for initiating a drilling program to exploit the Three Forks formation on our acreage. We envision production to begin in the second quarter of fiscal year 2026. At Delhi Field, the third-party operator is planning to drill three new wells within Test Site V. The first of these three new wells is expected to come online during the second half of fiscal 2025.

For further discussion, see “Capital Expenditures” within Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Production volumes, average sales price and average production costs

The following table summarizes our crude oil, natural gas, and natural gas liquids production volumes, average sales price per unit and average daily production on an equivalent basis for the periods indicated:

	Years Ended June 30,
	2024		2023		2022
	Volume	Price	Volume	Price	Volume	Price
Production:
Crude oil (MBBL)
SCOOP/STACK	71	$79.77	—	$—	—	$—
Chaveroo Field	27	77.90	—	—	—	—
Jonah Field	34	78.51	36	84.58	10	112.50
Williston Basin	146	73.97	144	79.38	71	101.25
Barnett Shale	9	75.01	9	76.12	9	82.56
Hamilton Dome Field	142	65.18	149	65.18	150	76.03
Delhi Field	279	79.46	319	81.57	358	86.57
Other	1	78.79	2	88.03	21	58.57
Total	709	$75.38	659	$77.46	619	$85.11
Natural gas (MMCF)
SCOOP/STACK	532	$2.46	—	$—	—	$—
Chaveroo Field	12	2.17	—	—	—	—
Jonah Field	3,448	3.55	3,675	$10.63	1,000	$7.80
Williston Basin	86	1.72	96	4.48	40	6.30
Barnett Shale	4,165	1.87	5,337	4.55	6,087	5.11
Other	—	—	1	4.66	14	1.21
Total	8,243	$2.61	9,109	$7.00	7,141	$5.49
Natural gas liquids (MBBL)
SCOOP/STACK	30	$23.16	—	$—	—	$—
Chaveroo Field	1	21.93	—	—	—	—
Jonah Field	38	28.67	36	$34.76	12	$52.92
Williston Basin	20	21.85	24	27.23	10	38.50
Barnett Shale	233	27.61	274	32.54	256	46.91
Delhi Field	80	27.91	81	34.95	83	48.02
Other	—	—	1	26.15	3	18.33
Total	402	$27.13	416	$32.86	364	$46.89

Equivalent (MBOE) (1)
SCOOP/STACK(2)	190	$40.43	—	$—	—	$—
Chaveroo Field(2)	30	72.10	—	—	—	—
Jonah Field(3)	647	24.76	685	63.37	189	50.57
Williston Basin(3)	180	63.10	184	68.12	88	88.93
Barnett Shale	936	15.93	1,173	28.89	1,280	34.27
Hamilton Dome Field	142	65.18	149	65.18	150	76.03
Delhi Field	359	68.03	400	72.13	441	79.32
Other	1	78.79	2	73.71	25	52.08
Total	2,485	$34.56	2,593	$49.56	2,173	$50.13

Average daily production (BOEPD) (1)
SCOOP/STACK(2)	519		—		—
Chaveroo Field(2)	82		—		—
Jonah Field(3)	1,768		1,877		518
Williston Basin(3)	492		504		241
Barnett Shale	2,557		3,214		3,507
Hamilton Dome Field	388		408		411
Delhi Field	981		1,096		1,208
Other	3		5		68
Total	6,790		7,104		5,953
(1)	Equivalent oil reserves are defined as six Mcf of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per Mcf and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Average daily production presented in the table above represents our fiscal year production divided by 366 days in the year for fiscal year 2024. At SCOOP/STACK and Chaveroo Field, our average daily production since SCOOP/STACK’s acquisition date of February 12, 2024 and first production at Chaveroo Field beginning February 2024 through June 30, 2024, was 1.4 MBOEPD and 0.2 MBOEPD, respectively.
(3)	Average daily production presented in the table above represents our fiscal year production divided by 365 days in the year for fiscal years 2023 and 2022. At Williston and Jonah, our average daily production since their respective acquisition dates of January 14, 2022 and April 1, 2022 through June 30, 2022, was 0.5 MBOEPD and 2.1 MBOEPD, respectively.

The following table summarizes our production costs, and production costs per unit for the periods indicated:

	Years Ended June 30,
Production costs (in thousands, except per BOE)	2024		2023		2022
Lease operating costs	Amount	per BOE	Amount	per BOE	Amount	per BOE
SCOOP/STACK	$1,647	$8.71	$—	$—	$—	$—
Chaveroo Field	462	15.40	—	—	—	—
Jonah Field	9,101	14.09	12,350	18.03	2,990	15.82
Williston Basin	5,235	29.08	5,581	30.42	2,419	27.49
Barnett Shale	14,695	15.68	20,756	17.70	22,825	17.83
Hamilton Dome Field	5,722	40.37	5,574	37.45	5,480	36.53
Delhi Field	11,390	31.76	15,275	38.22	14,933	33.86
Other	21	9.10	9	3.35	10	0.40
Total	$48,273	$19.43	$59,545	$22.96	$48,657	$22.39

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we own a working interest as of June 30, 2024.

	Company Operated		Non-Operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	—	—	555	92.6	555	92.6
Natural gas	—	—	1,489	266.1	1,489	266.1
Total	—	—	2,044	358.7	2,044	358.7

Acreage

The following table sets forth certain information regarding our developed and undeveloped lease acreage as of June 30, 2024. Developed acreage refers to acreage on which wells have been drilled or completed to a point that would allow production of oil and natural gas in commercial quantities. Undeveloped acreage refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities whether or not the acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total
Field(1)	Gross	Net	Gross	Net	Gross	Net
SCOOP/STACK, Oklahoma	100,480	3,971	3,200	182	103,680	4,153
Chaveroo Field, New Mexico	480	240	2,768	1,384	3,248	1,624
Jonah Field, Wyoming	5,280	956	—	—	5,280	956
Williston Basin, North Dakota	124,800	37,306	18,560	5,661	143,360	42,967
Barnett Shale, Texas	123,777	20,918	—	—	123,777	20,918
Hamilton Dome Field, Wyoming	5,908	1,389	—	—	5,908	1,389
Delhi Field, Louisiana	9,126	2,180	4,510	1,077	13,636	3,257
Total(2)	369,851	66,960	29,038	8,304	398,889	75,264
(1)	Except for our undeveloped acreage in the SCOOP/STACK, Oklahoma, which will expire in 2026 if we do not establish production in paying quantities on the units in which such acreage is included to maintain the lease and our acreage at the Williston Basin, North Dakota (see expiration table below), all acreage, including any undeveloped, nonproductive or undrilled acreage, is held by existing production as long as continuous production is maintained in the unit.
(2)	This table excludes acreage attributable to small overriding royalty interests retained in various formations in the Texas Giddings Field area. Except for de minimis production that began on two leases during late fiscal year 2019, none of such acreage is currently producing and our interests are subject to expiration if leases are not maintained by others or commercial production is not established. It does not currently appear likely that we will obtain any significant value from these interests and no reserves have been assigned to any of the Giddings’ interests.

The table below reflects our net undeveloped acreage in Williston Basin, North Dakota as of June 30, 2024 that will expire each year if we do not establish production in paying quantities on the units in which such acreage is included to maintain the lease:

Net Acreage
Fiscal Year	Expiration(1)
2025	1,665
2026	860
2027	—
2028	—
2029 & beyond	389
2,914
(1)	Excluded 2,747 net acres held by existing production as long as continuous production is maintained in the unit.

Markets and Customers

Our production is marketed to third parties in a manner consistent with industry practices. In the United States market where our properties are operated, crude oil, natural gas, and NGLs are readily transportable and marketable. In the Jonah Field, we take our natural gas and NGL working interest production in-kind and market separately to purchasers on six-month contracts for natural gas and to Enterprise Products Partners L.P. for NGLs. We do not currently market our share of oil, natural gas, or NGLs production from any other field separately from the operators’ shares of production. Although we have the right to take our working interest production in-kind, we are currently selling our production through the field operators pursuant to the delivery and pricing terms of their sales contracts. Under such arrangements, we typically do not know the identity of the buyers.

As a non-operator, we are highly dependent on the success of our third-party operators and the decisions made in connection with their operations. With the exception of the Jonah Field, our third-party operators sell our oil, natural gas, and NGLs to purchasers, collect the cash, and distribute the cash to us. In the year ended June 30, 2024, four individual purchasers, Denbury, Diversified, Foundation, and Merit, each accounted for more than 10% of our total revenues, collectively representing approximately 69% of our total revenues for the year. In the year ended June 30, 2023, three individual purchasers, Diversified, Denbury, and Conoco Phillips, each accounted for more than 10% of our total revenues, collectively representing approximately 65% of our total revenues for the year.

The loss of a purchaser at any of our major producing properties or disruption to pipeline transportation from these fields could adversely affect our net realized pricing and potentially our near-term production levels.

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

Risk Management

We are exposed to certain risks relating to our ongoing business operations, including commodity price risk. In accordance with our company strategy and the covenants under the Senior Secured Credit Facility, derivative instruments are occasionally utilized to hedge our exposure to price fluctuations and reduce the variability in our cash flows associated with anticipated sales of future oil and natural gas production. We do not enter into derivative contracts for speculative trading purposes.

While there are many different types of derivative instruments available, historically we have used costless collars, stand alone put options, and fixed-price swaps to attempt to manage price risk. Costless collar agreements are put and call options used to establish floor and ceiling commodity prices for a fixed volume of production during a certain time period. All costless collar agreements provide for payments to counterparties if the settlement price under the agreement exceeds the ceiling and payments from the counterparties if the settlement price under the agreement is below the floor. Stand alone put options are floors that are purchased for a cost and provide that counterparties make payments to us if the settlement price is below the established floor. The fixed-price swap agreements call for payments to, or receipts from, counterparties depending on whether the index price of oil or natural gas for the period is greater or less than the fixed price established for the period contracted under the fixed-price swap agreement.

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

In particular, the Environmental Protection Agency (“EPA”) announced regulations in December 2023 that impose more comprehensive restrictions on emissions of methane (a greenhouse gas) and VOCs from new, existing, and modified facilities in the oil and gas sector (such as wells and storage tank batteries). Among other things, the rule sets new emissions standards for certain equipment; requires routine monitoring for and repair of leaks at well sites, centralized production facilities, and compressor stations; limits flaring from existing oil wells; and prohibits flaring from new oil wells. EPA also established a “Super Emitter Program” to authorize third parties to detect “super emitter events” at operators’ sites and report them to EPA. The regulations do provide phase-in periods for certain requirements. And State plans for existing sources are due 24 months after the rule’s effective date. States can either adopt the rule’s presumptive standards or develop their own requirements that are at least as strict as EPA’s. These regulations or practices and any other new rules requiring the installation of more sophisticated pollution control equipment could have a material adverse impact on our business, results of operations and financial condition.

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

In the United States, there is no comprehensive federal regulatory statute addressing climate change, although Congress does periodically consider such measures. At the federal level, the United States therefore has primarily addressed climate change through executive actions and regulatory initiatives pursuant to existing statutes. These include rejoining the Paris Agreement on climate change, the Biden Administration’s commitment to cut greenhouse gas emissions by 2030 to 50-52 percent of 2005 levels, various executive orders, limiting land available for oil and gas leasing, the United States Methane Emissions Reduction Action Plan (intended to reduce overall methane emissions by 30% below 2020 levels by 2030), and Clean Air Act rules (such as regulation announced in December 2023 to reduce methane emissions from the oil and gas sector). The SEC even promulgated new rules in 2024 that would require disclosure of various specific risks related to climate but promptly issued an order staying their applicability pending resolution of legal challenges. In addition, several states have already implemented or are considering programs to reduce GHG emissions. These include cap and trade programs, promotion of alternative forms of energy, transportation standards and restrictions on particular GHGs. New Mexico, for example, is requiring oil and gas operators to capture 98% of their produced natural gas by December 31, 2026, and is limiting most venting and flaring. To the extent that new climate change measures are adopted, our business may be adversely impacted.

In addition, recent court decisions have left open the question of whether tort claims alleging property damage may proceed under state common law against entities responsible for GHG emissions. Thus, there is some litigation risk for such claims.

Legislation or regulations that may be adopted to address climate change could also affect the markets for our products by making our products more or less desirable than competing sources of energy. To the extent that our products are competing with higher GHG emitting energy sources, for example, our products would become more desirable in the market with more stringent limitations on GHG emissions. But in 2022, the United States enacted the Inflation Reduction Act that, among other things, creates a series of financial incentives intended to discourage use of oil and natural gas (including imposing a fee on methane emissions) and to promote alternative sources of energy. Pursuant to that Act, EPA announced a proposed rule in December 2023 that would implement the program for collecting the annual “Waste Emissions Charge” on certain excess methane emissions from oil and gas facilities. By statute, the charge would be $900 per metric ton of methane for 2024, $1,200 per metric ton for 2025, and $1,500 per metric ton each year thereafter. To the extent that our products are competing with lower GHG emitting energy sources such as solar and wind, our products may become less desirable in the market with such government intervention. We cannot predict with any certainty at this time how these possibilities may affect our operations.

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

Human Capital, Sustainability, and ESG

Employees

As of June 30, 2024, we had eleven full-time employees, not including contract personnel and outsourced service providers. Due to our current focus on non-operating properties, our staff is disproportionately weighted towards higher wage professionals. We believe that we have positive relations with our employees. Our team is broadly experienced in oil and natural gas operations, development, acquisitions, and financing. We follow a strategy of outsourcing most of our property accounting, human resources, administrative, and other non-core functions. For our full-time employees, our benefits package, as determined by our Board of Directors, includes medical, dental, and vision insurance, short-term disability, 401(k) contributions based on a portion of the employee’s base salary, short and long-term performance-based and service-based incentive pay (i.e., annual bonuses and stock awards), and paid time off.

Our workforce is provided with annual training and is expected to sign an acknowledgement regarding our policies and disclosures which include, but are not limited to, the Corporate Sustainability Report (“CSR”), employee handbook, human rights, code of ethics, health and safety, emergency procedures, conflicts of interest, insider trading, bribery, kickbacks, discrimination, diversity, equity, and inclusion.

Sustainability and ESG

In fiscal year 2023, we formed a Sustainability Committee which is responsible for overseeing our Environmental Social Governance (“ESG”) initiatives. In fiscal year 2021-2022, under the supervision of our Board of Directors, the Nominating and Corporate Governance committee, and senior management, the foundation of our sustainability efforts and CSR were led by an ESG Task Force. Evolution’s most recent CSR was published in November 2023. This report is accessible on our website at www.evolutionpetroleum.com.

The ESG Task Force formalized our existing ESG programs, proposed and implemented new ESG initiatives, monitored adherence to our internal and third-party sustainability standards, and provided public disclosures for our stakeholders. Each year, we continue to disclose, enhance, implement, and provide training for a number of new and existing policies and procedures. These include, but are not limited to: implementing a charitable donation program and employee volunteer initiatives, an annual company-wide ESG training program for both the Board of Directors and our workforce, implementation of safety inspections and health and safety coordinators, and incorporating ESG considerations into our compensation structure.

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

Denbury Inc., the operator of our Delhi Field property, and now a subsidiary of ExxonMobil, is an industry leader in Carbon Capture, Utilization and Storage with a network of CO2 EOR operations and the United States’ largest operated system of CO2 transmission pipelines. As of year-end 2022, Denbury reportedly injects over three million tons of captured industrial-sourced CO2 annually, and has a goal to reach Net Zero for Scope 1, Scope 2 and Scope 3 CO2 emissions by 2030, primarily through increasing the amount of captured industrial-sourced CO2 used in their operations.

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

In fiscal year 2023, we implemented our first annual voluntary Environmental Operator Questionnaire to collect various environmental metrics on behalf of our third-party operators. In addition, we host regular operations meetings with our third-party operators in which we discuss asset level operations, expenses, any environmental issues and compliance, including ESG and health and safety related topics. The objectives of these endeavors are to obtain environmental data to better disclose the impact of operations, as well as to be better prepared to work with our operating partners in mitigating potential environmental impacts.

We report in our CSR the estimated Scope 1 and Scope 2 GHG emissions for our corporate office located in Houston, Texas. We are not required to and do not report Scope 1 GHG, or direct, emissions to the EPA as we are not the operator of our oil and natural gas properties, nor do we have financial control over our oil and natural gas properties and operations. We prefer to partner with third-party operators that work to reduce their Scope 1 GHG emissions, and we encourage them to accelerate their efforts as appropriate in this regard. Scope 2 GHG emissions are based on indirect emissions representing purchased electricity. We are one of many tenants leasing space in our corporate office building and do not know the actual amount of electricity used in our space. As such, we estimate our consumption by multiplying the electricity purchased for the entire building by the percentage of the floor area that we occupy. Water use is also reported in the CSR and is calculated in a similar fashion.

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

The price we receive for our oil and natural gas significantly influences our revenue, profitability, access to capital, capital spending, and future rate of growth. At June 30, 2024, approximately 37% of our proved reserves were oil reserves, 41% were natural gas and 22% were NGLs. Oil, natural gas and NGLs are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas, and NGLs have been volatile and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control, including, but not limited to the following:

●changes in global supply and demand for oil and natural gas;
●worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;
●social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as the conflict between Ukraine and Russia and the conflict between Israel and Gaza, and acts of terrorism or sabotage;
●the ability and willingness of the members of OPEC+ to agree and maintain oil price and production controls;
●the price and quantity of imports of foreign oil and natural gas;
●energy transition away from hydrocarbons in response to governmental, scientific, and public concern over the threat of climate change arising from greenhouse gas emissions;
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

Substantially all of our production is sold to purchasers under short-term (less than 12-month) contracts at market-based prices. A decline in oil, natural gas, and NGL prices will reduce our cash flows, borrowing ability, the present value of our reserves, and our ability to develop future reserves. We may be unable to obtain the needed capital or financing on satisfactory terms. Low oil, natural gas, and NGL prices may also reduce the amount of oil, natural gas, and NGL that we can produce economically, which could lead to a decline in our oil, natural gas and NGL reserves. Generally, we hedge substantially less than all of our anticipated oil and natural gas production and typically only with the requirements of our Senior Secured Credit Facility. To the extent that we have not hedged production, any significant and extended decline in oil, natural gas, and NGL prices may adversely affect our financial position.

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

Our business plan focuses on the acquisition and development of known resources in partially depleted, naturally fractured, or low permeability reservoirs. Our Chaveroo oilfield, Hamilton Dome Field and Delhi Field properties produce from relatively shallow reservoirs, while our SCOOP/STACK, Jonah Field, Williston Basin and Barnett Shale properties produce from deeper reservoirs. Shallower reservoirs usually have lower pressure, which generally translates into lower reserves volumes in place. Deeper reservoirs have higher pressures and usually more reserves volumes in place, but capturing those reserves often comes at increased drilling and completion costs and risks and, generally, a higher rate of initial production decline. Low permeability reservoirs require substantial stimulation for development of commercial production. Naturally fractured reservoirs require penetration of sufficient un-depleted fractures to establish commercial production. Depleted reservoirs require successful application of newer, or more expensive, technologies to produce incremental reserves. Our approach on the development and application of technologies on these different types of reservoirs could have a material adverse effect on our results of operations.

The CO2-EOR project in the Delhi Field, operated by Denbury, requires significant amounts of CO2 reserves, development capital, and technical expertise, the sources of which to date have been committed by the operator. On November 2, 2023, ExxonMobil acquired Denbury. Additional capital remains to be invested to fully develop the EOR project and maximize the value of the properties. The operator’s failure to manage these and other technical, environmental, operational, strategic, financial, and logistical risks may ultimately cause enhanced recoveries from the planned CO2-EOR project to fall short of our expectations in volume and/or timing. Such occurrences could have a material adverse effect on our results of operations and financial condition.

We have limited control over the activities on properties we do not operate.

All of our property interests are operated by third-party working interest owners, not by us. As a result, we have limited ability to influence or control the operations or future development of such properties, including compliance with environmental, safety, and other standards, or the amount of capital or other expenditures that we will be required to fund with respect to such properties. Operators of these properties may act in ways that are not in our best interest. Moreover, we are dependent on the other working interest owners of such projects to fund their contractual share of the capital expenditures of such projects. These limitations and our dependence on the operator and other working interest owners for these projects could cause us to incur unexpected future costs, result in lower production, and materially and adversely affect our financial condition and results of operations.

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

Our inability to complete acquisitions at our historical rate and at appropriate prices, that support our long-term strategy, could negatively impact our growth rate and stock price.

One of our key strategies is growth through acquisition of low decline, long-life oil and natural gas properties. Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate oil and natural gas properties at appropriate prices, and to make appropriate investments that support our long-term strategy. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers or investors, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions.

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

Our operations, funding required to develop and produce reserves and our growth plans require significant amounts of capital and our ability to access additional capital at acceptable costs is important if we are to fund our operations, grow our reserves and production and execute our growth plans.

Cash flow from our production varies based on commodity prices and may decline along with nature declines in our production. As a consequence, our cash flow may not be sufficient to fund our ongoing or planned activities at all times. From time to time, we may require additional financing in order to fund our operations, acquisitions, exploitation, and development activities. We have, for instance, accessed our credit facility on a routine basis, including, recently, to fund acquisitions. As a result of our SCOOP/STACK Acquisitions, our credit facility has current availability of $10.5 million, and the maximum amount that may be outstanding under our credit facility at any one time is $50.0 million. Further, the size of our credit facility is influenced by many factors, including our production, reserves and prevailing views on future commodity prices, and it may decrease based on developments negatively impacting those and other factors. While ordinarily positive developments in such factors might increase the amount that lenders are willing to lend to us, we are currently at the limit of our lender to increase the size of our credit facility due to limitations that the lender has on the loans it may extend to a single borrower. While we may pursue a syndication or refinance of our credit facility to alleviate this issue, we may be unable to do so upon the terms that are favorable to us. Additionally, access to debt and equity capital markets or other alternatives may also prove unavailable or unattractive at such times or in such amounts as we may require. If we are unable to access adequate capital at acceptable costs, it could adversely affect our ability to expend the necessary capital to replace our reserves, maintain our production and execute our business plans.

Government regulation and liability for oil and natural gas operations and environmental matters may adversely affect our business and results of operations.

Oil and natural gas operations are subject to extensive federal, state, and local government regulations, which may change from time to time. Matters subject to regulation include discharge permits for drilling operations, drilling bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties, and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and natural gas from wells below actual production capacity in order to conserve supplies of oil and natural gas. There are federal, state, and local laws and regulations addressing protection of human health and the environment that apply to the development, production, handling, storage, and transportation of oil, natural gas, and their by-products; the disposal of related wastes; the emission of CO2, methane, and other greenhouse gases; the emission of volatile organic compounds; and the management of other substances and materials released, produced or used in connection with oil and natural gas operations. These laws and regulations may affect the costs, manner, and feasibility of our operations by, among other things, requiring us to make significant expenditures in order to comply and restricting the areas available for oil and gas production. Failure to comply with these laws and regulations may result in substantial liabilities to third-parties or governmental entities. In addition, we may be liable for significant environmental damages and cleanup costs, without regard to fault, for releases of hazardous materials on or from property we own or operate, even if we did not cause or contribute to the release. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted. The implementation of new, or the modification of existing, laws or regulations, could have a material adverse effect on us, such as by imposing new emission controls, penalties, fines and/or fees, taxes and tariffs on carbon that could have the effect of raising prices to the end user and thereby reducing the demand for our products.

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

We have been facing increased political and regulatory risks as federal, state and local governments have adopted new measures to restrict sources of greenhouse gas emissions and promote energy alternatives, including the final EPA rule announced in December 2023 to reduce the emission of methane from oil and gas facilities. Many such measures have been proposed, and still more can be expected. From time to time, there are proposals to ban hydraulic fracturing of oil and natural gas wells and to remove more lands, both onshore and offshore, from new hydrocarbon production. Many other actions could be pursued such as more rigorous requirements for drilling and construction permits, stricter greenhouse gas emissions standards for both new and existing sources, further limits on construction of new pipelines, reinstatement of the ban on oil exports, enhanced reporting obligations, taxing carbon emissions and creating further incentives for use of alternative energy sources. These actions may cause operational delays or restrictions, increased operating costs and additional regulatory burdens.

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

We may assume risks and financial responsibility for drilling and completing wells at our Chaveroo oilfield and Williston Basin properties if our third-party operator declines to drill wells and it or other joint interest owners elect not to participate.

As discussed elsewhere in this report, pursuant to agreements related to our interests in the Chaveroo oilfield and Williston Basin properties, we have the ability to propose to the operator a drilling plan for certain wells, which the operator may accept or reject. In the event the operator rejects our proposed drilling plan, we have the right to undertake all necessary activities to drill and complete the wells and related facilities in accordance with our proposed drilling plan. In the event we undertake to do so, and the operator and other joint interest owners elect not to participate, we will bear the entire liability and expense associated with drilling and completing the wells and related facilities, subject only to our right to recoup costs incurred on behalf of non-participating joint interest owners to the extent a well generates sufficient revenues to do so. We thus may be required to bear a share of such expenses to an extent that is disproportionate to our economic interest in the property. If we elect to proceed to drill and complete wells we have proposed and the operator has rejected, we also will bear many of the other risks highlighted elsewhere herein, including, without limitation, failing to find economic quantities of oil and natural gas, drilling accidents, potential environmental liabilities, unavailability of insurance at a reasonable cost to cover associated liabilities, and price increases and delivery delays for required drilling and completion equipment, products and services. Ongoing operations of any wells we elect to drill will be turned over to the operator of the property upon completion.

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

In addition, we may be subject to audits of our income, sales, and other transaction taxes by U.S. federal, state, and local taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

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

As of June 30, 2024, our executive officers and directors, in the aggregate, beneficially owned approximately 3.2 million shares, or approximately 9.5% of our outstanding common stock and, based on recent filings with the SEC, we believe one large unaffiliated fund complex owned in excess of 7% of the outstanding shares of our common stock. As a result, a significant percentage of our common stock is concentrated in the hands of relatively few shareholders. These shareholders could potentially exercise significant influence over matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). This concentration of ownership may have the effect of delaying, deferring, or preventing any matter that requires shareholder approval, including a change in control of our company, impede a merger, consolidation, takeover, or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could have an adverse effect on the market price of our common stock.

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

Our stated objective of returning cash to shareholders is subject to our ability to generate sufficient cash flows to pay dividends on our common stock and to repurchase shares of our common stock, as applicable, and we have, in the past, and may in the future, reduced or eliminate dividend payments and stock repurchases.

Our Board of Directors declared cash dividends on our common stock for the first time in December 2013 and we have declared and paid quarterly cash dividends since that time. Additionally, our Board of Directors has approved stock repurchase programs pursuant to which we have expended $8.6 million to repurchase shares over such period. Although one of our primary objectives is to return cash to shareholders, we are not required to repurchase shares of common stock or to pay dividends thereon and may be contractually or legally prohibited from doing so at certain times. Further, even if we are legally and contractually permitted to do so and have available cash to do so, we may elect to reduce or suspend the payment of dividends or the repurchase of shares of common stock to preserve cash based on the current and future capital requirements of our business, our financial condition, the amount of funds legally available therefor, any contractual restrictions to which we are subject at such time, our expectations about future cash inflows and such other factors as our Board of Directors may consider relevant. Accordingly, there is no certainty that dividends will be declared by our Board of Directors or shares of common stock will be repurchased by us in the future.

There may be future sales or issuances of our common stock, which will dilute the ownership interests of stockholders and may adversely affect the market price of our common stock.

We may in the future issue additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or substantially similar securities, which may result in dilution to our stockholders. In addition, our stockholders may be further diluted by future issuances under our equity incentive plans. The market price of our common stock could decline as a result of future sales or issuances of a large number of shares of our common stock or similar securities in the market or the perception that such sales or issuances could occur.

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

Members of the investment community are also increasing their focus on ESG practices and disclosures, including practices and disclosures related to greenhouse gases and climate change in the energy industry in particular, and diversity and inclusion initiatives and governance standards among companies more generally. The SEC, for example, promulgated new rules in 2024 that require disclosure of various specific risks related to climate but promptly issued an order staying their applicability pending resolution of legal challenges. The growing emphasis on ESG may lead the investment community to screen our ESG performance before investing in our common stock or debt securities or lending to us. Over the past few years there also has been an acceleration in investor demand for ESG investing opportunities, and many large institutional investors have committed to increasing the percentage of their portfolios that are allocated towards ESG-focused investments. As a result, there has been a proliferation of ESG-focused investment funds seeking ESG-oriented investment products.

If we are unable to meet the ESG standards or investment or lending criteria set by these investors and funds, we may lose investors, investors may allocate a portion of their capital away from us, our cost of capital may increase, the price of our common stock may be negatively impacted, and our reputation may be negatively affected.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity risk management is part of the Company’s overall enterprise risk management program. Our cybersecurity risk management program is designed to provide a framework for handling cybersecurity threats and incidents, including those associated with the use of third-party services and service providers. This framework includes steps for assessing a cybersecurity threat’s severity and source, including whether the cybersecurity threat is associated with a third-party service provider, implementing cybersecurity countermeasures and threat mitigation strategies, and informing management and our Board of material cybersecurity threats and incidents. To prevent and detect material cybersecurity incidents, our framework further includes, among other things, ongoing security awareness training for employees, regular cybersecurity risk and vulnerability assessments, and mechanisms to detect and monitor unusual network activity. We recognize the complex and evolving nature of cybersecurity threats and engage with various third-party service providers, including cybersecurity assessors and consultants, to evaluate and test our cybersecurity risk management systems. This enables us to leverage knowledge and insights to align our cybersecurity strategies and processes with best practices for our industry and size.

Our Board is ultimately responsible for overseeing our risk management, including cybersecurity risk management. Management is responsible for identifying, considering, and assessing material cybersecurity risks on an ongoing basis, establishing processes to ensure that such potential cybersecurity risk exposures are monitored, implementing appropriate mitigation measures, and maintaining cybersecurity programs. Our cybersecurity programs are under the direction of our Principal Financial Officer, who receives reports from our cybersecurity consultants and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents. Any significant cybersecurity incidents are reported to our independent Audit Committee and ultimately to our Board. There were no such cybersecurity incidents or threats that have materially impacted our business or operations. Management presents an assessment of our cybersecurity processes, procedures, and testing results to the Audit Committee at least annually.

Despite our efforts, we cannot eliminate all risks from cybersecurity threats nor provide assurances that we have not experienced an undetected cybersecurity incident. For more information about these risks, please see discussion captioned “Our business could be negatively affected by security threats. A cyber-attack or similar incident could occur and result in information theft, data corruption, operational disruption, damage to our reputation, and/or financial loss.” in Item 1A. Risk Factors.

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

Shares Outstanding and Holders

As of June 30, 2024, there were 33,339,535 shares of common stock issued and outstanding. As of September 1, 2024, there were approximately 219 registered shareholders of our common stock.

Dividends

We began paying cash quarterly dividends on our common stock in December 2013. Over the last two fiscal years, we made the following cash dividends per share:

	Fiscal Year
	2024	2023
Fourth quarter ended June 30,	$0.12	$0.12
Third quarter ended March 31,	0.12	0.12
Second quarter ended December 31,	0.12	0.12
First quarter ended September 30,	0.12	0.12

As of June 30, 2024, we have paid 43 consecutive quarterly dividends on our common stock. In September 2024, the Company declared a $0.12 per share dividend payable on September 30, 2024. Any future determination with regard to the payment of dividends will be at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, results of operations, applicable dividend restrictions, capital requirements, and other factors deemed relevant by the Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans

	Number of			Number of securities
	securities to			remaining
	be issued		Weighted-average	available for future
	upon exercise		exercise	issuance under
	of outstanding		price of	equity compensation
	options,		outstanding	plans (excluding
	warrants and		Options, warrants	securities reflected
Plan category	rights (a)		and rights (b)	in column (a))(1)

Equity compensation plans approved by security holders:
Outstanding options	—		$—
Outstanding contingent rights to shares	150,788	(1)	—
Total	150,788		—	881,652
Equity compensation plans not approved by security holders	—		—	—
Total	150,788		$—	881,652
(1)	The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended, the “2016 Plan”) authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. As of June 30, 2024, we have granted 2.7 million equity awards under the 2016 Plan and 0.9 million shares of common stock remain available for future grants.

Issuer Purchases of Equity Securities

The table below summarizes information about the Company’s purchases of its equity securities during the three months ended June 30, 2024.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs(2)	(in thousands)(2)
April 2024	2,222	$5.94	—	$20,403
May 2024	—	—	—	20,403
June 2024	18,597	5.27	—	20,403
(1)	During the three months ended June 30, 2024, no shares were purchased under the share repurchase program, discussed further below. All of the shares listed in the table above were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.
(2)	On September 8, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company's common stock, our capital needs and resources, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company's Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice. In November 2023, the Company entered into a Rule 10b5-1 plan that authorized a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan was effective until June 30, 2024 and had a maximum authorized amount of $0.8 million over that period. We may enter into additional Rule 10b5-1 plans in the future, the terms of which will be approved by the Board of Directors.

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

Our oil and natural gas properties consist of non-operated interests in the SCOOP and STACK plays of the Anadarko Basin located in central Oklahoma; the Chaveroo oilfield in Chaves and Roosevelt Counties of New Mexico; Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field located in Hot Springs County, Wyoming; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana; and small overriding royalty interests in four onshore central Texas wells.

Our non-operated interests in the SCOOP and STACK plays, consist of oil and natural gas producing properties in the Anadarko basin, where we hold approximately 2.6% average net working interest and approximately 2.0% average net revenue interests located on approximately 4,200 net acres (approximately 96% held by production) across Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties in Oklahoma. The oil and natural gas properties are operated by Continental Resources, Inc., Ovintiv USA Inc. and EOG Resources, Inc. with approximately 40% of wells operated by other operators.

Our non-operated interests in the Chaveroo oilfield consist of a 50% net working interest, with an average associated 41% revenue interest, in approximately 1,600 net acres all held by production, associated with five development blocks, with the right to acquire the same working interest in additional development locations and associated acreage at a fixed price. The field is operated by PEDEVCO Corp. (“PEDEVCO”). See “Chaveroo Oilfield Participation Agreement” below for further information.

Our non-operated interests in the Jonah Field, a natural gas and NGL property in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 950 net acres all held by production. The properties are operated by Jonah Energy.

Our non-operated interests in the Williston Basin, an oil and natural gas producing property, consist of approximately 39% average net working interest and approximately 33% average net revenue interest located on approximately 43,000 net acres (approximately 93% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are operated by Foundation Energy Management.

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

Our non-operated interests in the Hamilton Dome Field, a secondary recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% average net working interest, with an associated 20% average net revenue interest (inclusive of a small overriding royalty interest). The unitized field, of which we hold approximately 1,400 net acres, is operated by Merit Energy Company, who owns the majority of the remaining working interest in the Hamilton Dome Field. The Hamilton Dome Field is located in the southwest region of the Big Horn Basin in northwest Wyoming.

Our non-operated interests in the Delhi Field, a CO2-EOR project, consist of approximately 24% average net working interest, with an associated 19% revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC. The unitized Delhi Field, of which we hold approximately 3,200 acres, is located in northeast Louisiana in Franklin, Madison, and Richland Parishes.

Recent Developments

Dividend Declaration

On September 9, 2024, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable September 30, 2024.

SCOOP/STACK Acquisitions

On February 12, 2024, we closed the acquisitions of certain non-operated oil and natural gas assets in the SCOOP and STACK plays in central Oklahoma (the “SCOOP/STACK Acquisitions”) from Red Sky Resources III, LLC, Red Sky Resources IV, LLC, and Coriolis Energy Partners I, LLC. After taking into account customary closing adjustments and an effective date of November 1, 2023, total combined cash consideration for the SCOOP/STACK Acquisitions was approximately $39.2 million, which includes $43.9 million paid at closing less purchase price adjustments totaling approximately $4.7 million related to net cash flows earned on the properties from the effective date to the closing date.

The acquired assets consist of an average net working interest of approximately 2.6% in 253 producing wells in the SCOOP and STACK plays of the Anadarko Basin in Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties, Oklahoma. The acquisitions also include approximately 4,200 net acres (approximately 96% held by production) with approximately 300 associated potential drilling opportunities.

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

Share Repurchase Program

In November 2023, we entered into a Rule 10b5-1 plan that authorized a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan was effective until June 30, 2024 and had a maximum authorized amount of $0.8 million over that period. During the fiscal year ended June 30, 2024, 0.1 million shares of the Company’s common stock were repurchased under the plan at a cost of approximately $0.8 million, including incremental direct transaction costs. These shares were subsequently cancelled. We may enter into additional Rule 10b5-1 plans in the future, the terms of which will be approved by the Board of Directors.

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

As of June 30, 2024, we have incurred approximately $0.8 million in exchange for a 50% working interest share in approximately 1,600 net acres, associated with five development blocks. As of June 30, 2024, we have participated in the drilling and completion of the first development block which consisted of three gross (1.5 net) wells. Refer to Capital Expenditures below for a further discussion of Chaveroo drilling and completion activities since entering into the Participation Agreement.

Proved Reserves

The following table is a summary of our proved reserves as of June 30, 2024 and 2023:

	Proved Reserves
	2024	2023	Change
Proved Reserves MMBOE	31.8	31.2	1.9%
% Developed	75.6%	88.1%	(12.5)%
Liquids %	59.1%	50.5%	8.6%
Standardized Measure ($MM)	$166.6	$238.2	(30.1)%

Proved oil equivalent reserves as of June 30, 2024 were 31.8 MMBOE, a 0.6 MMBOE, or 1.9%, increase from the previous year of 31.2 MMBOE. The net increase in total proved reserves was primarily due extensions of 4.8 MMBOE primarily in Chaveroo Field and SCOOP/STACK as well as 3.2 MMBOE of reserves purchased in our SCOOP/STACK acquisition. These increases are partially offset by production of 2.5 MMBOE and net negative revisions of 4.9 MMBOE. Net negative revisions of 4.9 MMBOE are primarily due to declines in SEC trailing 12-month pricing, especially for natural gas reserves where the price per MMBTU declined 51.5% from the prior year, as well as impacting the late-in-life economic limits of production.

The Standardized Measure for proved reserves decreased 30.1% to $166.6 million, primarily due to decreases in the SEC mandated trailing 12-month average first day of the month prices for oil and natural gas and the price received for our NGLs; sales of oil, natural gas and NGLs produced during the period; and decreases in reserves estimates partially offset by extensions in Chaveroo Field and SCOOP/STACK and our SCOOP/STACK Acquisition. Prices decreased from $83.23 per barrel of oil, $4.78 per MMBtu of natural gas and $33.71 per barrel of NGLs at June 30, 2023 to $79.45 per barrel of oil, $2.32 per MMBtu of natural gas and $23.86 per barrel of NGLs at June 30, 2024. Our proved reserves consist of 37% oil, 41% natural gas, and 22% NGLs; 75.6% are classified as proved developed producing and 24.4% are proved undeveloped.

Additional property and project information is included under Item 1. Business and in Note 4, “Property and Equipment” and our Supplemental Disclosure about Oil and Natural Gas Properties (unaudited) to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data, and in Exhibit 99.1, 99.2, and 99.3 of this Form 10-K.

Risks and uncertainties

The oil and natural gas industry is a global market impacted by many factors, such as government regulations, particularly in the areas of trade sanctions, taxation, energy, climate change and the environment, geopolitical instability and armed conflicts (including between Russia and Ukraine and in the Middle East between Israel and Gaza), demand in Asian and European markets, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since it is a primary heating source.

Oil and natural gas prices have been, and we expect may continue to be, volatile. Lower oil and gas prices not only decrease our revenues, but an extended decline in oil or gas prices may affect planned capital expenditures and the oil and natural gas reserves that we can economically produce. Lower oil and gas prices may also reduce the amount of our borrowing base under our Senior Secured Credit Facility, which is determined at the discretion of the lenders based on various factors including the collateral value of our proved reserves.

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

Liquidity and Capital Resources

As of June 30, 2024, we had $6.4 million in cash and cash equivalents and $39.5 million outstanding borrowings on our Senior Secured Credit Facility compared to $11.0 million in cash and cash equivalents and no borrowings outstanding on our Senior Secured Credit Facility at June 30, 2023. Our primary sources of liquidity and capital resources during the year ended June 30, 2024 were cash provided by operations as well as net borrowings under our Senior Secured Credit Facility. Our primary uses of liquidity and capital resources for the year ended June 30, 2024 were our SCOOP/STACK Acquisition, cash dividend payments to our common stockholders, and development capital expenditures, primarily at Chaveroo oilfield where we participated in the drilling of three gross (1.5 net) wells. As of June 30, 2024, working capital was $5.9 million, a decrease of $3.0 million from working capital of $8.9 million as of June 30, 2023.

The Senior Secured Credit Facility has a maximum capacity of $50.0 million subject to a borrowing base determined by the lender based on the value of our oil and natural gas properties. The Senior Secured Credit Facility has a current borrowing base of $50.0 million, with $39.5 million drawn as of June 30, 2024. The Senior Secured Credit Facility is secured by substantially all of our oil and natural gas properties and matures on April 9, 2026.

Borrowings bear interest, at our option, at either the SOFR plus 2.80% or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%. For the years ended June 30, 2024 and 2023, the weighted average interest on our borrowings was 8.12% and 5.25%, respectively. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of June 30, 2024, we were in compliance with all covenants under the Senior Secured Credit Facility.

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

On November 9, 2021, we entered into the Eighth Amendment to the Senior Secured Credit Facility. This amendment, among other things, increased the borrowing base to $50.0 million and added a hedging covenant whereby we must hedge a certain amount of our future production on a rolling 12-month basis when 25% or more of the borrowing base is utilized. The hedging covenant was amended in subsequent amendments, as discussed above.

We have historically funded operations through cash from operations and working capital. Our primary source of cash is the sale of produced crude oil, natural gas, and NGLs. A portion of these cash flows is used to fund capital expenditures and pay cash dividends to shareholders. We expect to fund near-future capital development activities for our properties with cash flows from operating activities, existing working capital and, as needed, borrowings under our Senior Secured Credit Facility.

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility, totaling $10.5 million as of June 30, 2024. We also have an effective shelf registration statement with the SEC under which we may issue up to $500.0 million of new debt or equity securities.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 43 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, as appropriate. On September 9, 2024, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on September 20, 2024 and payable on September 30, 2024.

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

In November 2023, we entered into a Rule 10b5-1 plan that authorized a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan was effective until June 30, 2024 and had a maximum authorized amount of $0.8 million over that period. During the fiscal year ended June 30, 2024, 0.1 million shares of the Company’s common stock were repurchased under the plan at a cost of approximately $0.8 million, including incremental direct transaction costs. These shares were subsequently cancelled. We may enter into additional Rule 10b5-1 plans in the future, the terms of which will be approved by the Board of Directors.

Capital Expenditures

For the year ended June 30, 2024, we incurred $12.3 million on development capital expenditures across our portfolio of assets, excluding acquisitions. At the Chaveroo Field, we purchased undeveloped acreage and also participated in drilling and completion of three gross (1.5 net) wells. First production on the three gross wells at Chaveroo Field occurred at the beginning of February 2024. We also participated in the drilling and completion of two new wells in the Delhi Field that came online during the first fiscal quarter of 2024. Since acquiring our SCOOP/STACK properties, we have participated in the drilling and completion of 14 gross wells.

Based on discussions with our operators, we expect capital workover projects to continue in all the fields. Overall, for fiscal year 2025, we expect budgeted capital expenditures to be in the range of $12.5 million to $14.5 million, which excludes any potential acquisitions. Our expected capital expenditures for the next 12 months include bringing approximately 13 gross wells online at our SCOOP/STACK properties, the drilling and completion of four new wells at Chaveroo Field, and the drilling and completion of one new well at Delhi Field Test Site V.

As of June 30, 2024, our PUD reserves included 7.7 MMBOE of reserves and approximately $90.5 million of future development costs primarily associated with the SCOOP/STACK, Chaveroo Field, and Williston Basin properties, and Test Site V at Delhi Field.

Funding for our anticipated capital expenditures over the near-term is expected to be met from cash flows from operations and current working capital, and as needed from borrowings under our Senior Secured Credit Facility.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of June 30, 2024 were $79.45 per barrel of oil, $2.32 per MMBtu of natural gas and $23.86 per barrel of NGLs. As of June 30, 2024, our capitalized costs of oil and natural gas properties were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of June 30, 2024 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling tests in future quarters. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required in the future. Additionally, a 10% reduction in respective commodity prices at June 30, 2024, while all other factors remained constant, would not have generated an impairment.

Overview of Cash Flow Activities

	Years Ended June 30,
	2024	2023	Change
Cash flows provided by operating activities	$22,729	$51,272	$(28,543)
Cash flows used in investing activities	(49,633)	(6,992)	(42,641)
Cash flows provided by (used in) financing activities	22,316	(41,526)	63,842
Net increase (decrease) in cash and cash equivalents	$(4,588)	$2,754	$(7,342)

Cash provided by operating activities decreased $28.5 million during the fiscal year ended June 30, 2024 compared to fiscal year ended June 30, 2023 primarily due to a decrease in revenue. Total revenues decreased $42.6 million as compared to the prior year primarily due to lower commodity prices coupled with lower sales volumes. Our average realized price per barrel of oil equivalent (“BOE”) decreased $15.00, or 30.3% from the prior year period. Refer to “Results of Operations” below for further information.

Cash used in investing activities for the year ended June 30, 2023 increased $42.6 million from the prior year primarily due to the acquisition of our SCOOP/STACK properties in February 2024 together with an increase in capital expenditures related to the drilling and completion of three gross (1.5 net) new wells in the Chaveroo Field and to a lesser extent, drilling and completion expenditures at Delhi Field and SCOOP/STACK. As of the year ended June 30, 2024, we have paid approximately $38.7 million for the SCOOP/STACK Acquisitions and have accrued purchase price adjustments of $0.5 million related to net cash flows due on the properties from the effective date to the closing date to arrive at a net purchase price of $39.2 million.

Net cash flows provided by financing activities for the year ended June 30, 2024 were $22.3 million compared to net cash flows used in financing activities of $41.5 million for the year ended June 30, 2023. In the current year period, we had net borrowings of $39.5 million under our Senior Secured Credit Facility to finance our SCOOP/STACK Acquisitions, $16.0 million cash dividends paid to our common stockholders together with $0.8 million paid to repurchase shares of common stock under our share repurchase plan. In the prior year period, we had repayments totaling $21.3 million of borrowings outstanding under our Senior Secured Credit Facility, $16.1 million in cash dividends paid to our common stockholders and $3.9 million paid to repurchase shares of common stock under our share repurchase program.

Results of Operations

Years Ended June 30, 2024 and 2023

We reported net income of $4.1 million and $35.2 million for the years ended June 30, 2024 and 2023, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Years Ended June 30,
(in thousands, except per unit and per BOE amounts)	2024	2023	Variance	Variance %
Net income (loss)	$4,080	$35,217	$(31,137)	(88.4)%
Revenues:
Crude oil	53,446	51,044	2,402	4.7%
Natural gas	21,525	63,800	(42,275)	(66.3)%
Natural gas liquids	10,906	13,670	(2,764)	(20.2)%
Total revenues	85,877	128,514	(42,637)	(33.2)%
Operating costs:
Lease operating costs:
CO2 costs	4,242	7,375	(3,133)	(42.5)%
Ad valorem and production taxes	5,281	8,158	(2,877)	(35.3)%
Other lease operating costs	38,750	44,012	(5,262)	(12.0)%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	18,605	13,142	5,463	41.6%
Accretion of asset retirement obligations	1,457	1,131	326	28.8%
General and administrative expenses:
General and administrative	7,499	7,944	(445)	(5.6)%
Stock-based compensation	2,137	1,639	498	30.4%
Other income (expense):
Net gain (loss) on derivative contracts	(1,292)	513	(1,805)	(351.9)%
Interest and other income	342	121	221	182.6%
Interest expense	(1,459)	(458)	(1,001)	218.6%
Income tax (expense) benefit	(1,417)	(10,072)	8,655	(85.9)%

Production:
Crude oil (MBBL)	709	659	50	7.6%
Natural gas (MMCF)	8,243	9,109	(866)	(9.5)%
Natural gas liquids (MBBL)	402	416	(14)	(3.4)%
Equivalent (MBOE)(1)	2,485	2,593	(108)	(4.2)%
Average daily production (BOEPD)(1)	6,790	7,104	(314)	(4.4)%

Average price per unit(2):
Crude oil (BBL)	$75.38	$77.46	$(2.08)	(2.7)%
Natural gas (MCF)	2.61	7.00	(4.39)	(62.7)%
Natural Gas Liquids (BBL)	27.13	32.86	(5.73)	(17.4)%
Equivalent (BOE)(1)	34.56	49.56	(15.00)	(30.3)%

Average cost per unit:
Operating costs:
Lease operating costs:
CO2 costs	$1.71	$2.84	(1.13)	(39.8)%
Ad valorem and production taxes	2.13	3.15	(1.02)	(32.4)%
Other lease operating costs	15.59	16.97	(1.38)	(8.1)%
Depletion of full cost proved oil and natural gas properties	7.49	5.07	2.42	47.7%
General and administrative expenses:
General and administrative	3.02	3.06	(0.04)	(1.3)%
Stock-based compensation	0.86	0.63	0.23	36.5%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $85.9 million and $128.5 million for the fiscal years ended June 30, 2024 and 2023, respectively. The decrease in revenues is primarily due to the decrease in our average realized price per BOE coupled with a decrease in our sales volumes. Our average realized commodity price (excluding the impact of derivative contracts) decreased approximately $15.00 per BOE, or 30.3%, for the fiscal year ended June 30, 2024 compared to June 30, 2023. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, inventory storage levels, basis differentials and other factors. Realized natural gas prices decreased 62.7% from the prior fiscal year, which was the largest portion of the driver of the decrease in revenues. This was partially attributed to the prior fiscal year benefit of strong natural gas price differentials received at the Jonah Field where we realized an average natural gas price of $10.63 per MCF in the prior fiscal year compared to $3.55 for the current fiscal year. Average daily equivalent production decreased 4.4% from 7,104 BOEPD to 6,790 BOEPD in the current fiscal year as a result of natural production declines in our properties combined with operational issues and downtime at certain properties throughout the year. As of June 30, 2024, due to low natural gas prices, certain wells at Barnett Shale are shut-in and remain offline which has continued to negatively impact production volumes. The overall decrease in production was partially offset by the acquisitions of non-operated working interests in the SCOOP/STACK in February 2024 and first production at our wells in the Chaveroo Field in early February 2024, which collectively increased production for the year ended June 30, 2024 by approximately 601 BOEPD. Combined production at these two fields is primarily oil, thus increasing our oil volumes year over year.

Lease Operating Costs

Ad valorem and production taxes were $5.3 million and $8.2 million for the years ended June 30, 2024 and 2023, respectively. On a per unit basis, ad valorem and production taxes were $2.13 per BOE and $3.15 per BOE for the years ended June 30, 2024 and 2023, respectively. The decrease in ad valorem and production taxes is primarily due to decreases in our realized oil and natural gas prices as well as decreased production volumes described above as production taxes are based on sales at the wellhead.

The following table summarizes CO2 costs per Mcf and CO2 volumes for the years ended June 30, 2024 and 2023. CO2 purchase costs are for the Delhi Field. Under our contract with the Delhi Field operator, purchased CO2 is priced at 1% of the realized oil price in the field per Mcf, plus sales taxes and transportation costs as per contract terms.

	Years Ended June 30,
	2024	2023	Variance	Variance %
CO2 costs per MCF	$0.97	$0.99	$(0.02)	(2.0)%
CO2 volumes (MMCF per day, gross)	50.3	85.2	(34.9)	(41.0)%

The $3.1 million decrease in CO2 costs for the fiscal year ended June 30, 2024 was primarily due to a 41.0% decrease in purchased CO2 volumes combined with a 2.0% decrease in CO2 costs per MCF, which was driven by a decrease in our average realized oil price. In February 2024, CO2 purchased volumes were suspended due to maintenance on the CO2 pipeline. CO2 purchases provide approximately 20% of the injected volumes in the field and the field’s recycle facilities provide the other 80%. We do not have any ownership in the CO2 pipeline which is owned and operated by Denbury. On a per unit basis, CO2 costs were $1.71 per BOE and $2.84 per BOE for the years ended June 30, 2024 and 2023, respectively. CO2 purchases are expected to restart in early second quarter of fiscal 2025.

Other lease operating costs decreased $5.3 million, or 12.0%, compared to the prior fiscal year primarily due to lower production combined with the lower commodity price environment. On a per unit basis, other lease operating costs decreased to $15.59 per BOE in the current year from $16.97 per BOE in the prior year. The largest decrease in other lease operating costs is at our Barnett Shale properties and the Delhi Field. At the Barnett Shale, significant cost savings efforts are being prioritized due to the lower realized natural gas prices and the shut-in of certain low margin wells at current natural gas prices. We are incurring lower operating costs in all cost categories, especially lower water hauling costs and lower gathering, transportation and processing charges. At Delhi Field, we have seen lower electricity charges due to lower commodity prices and decreased electrical demand due the installation of heat exchangers. These decreases are partially offset by increases in other lease operating costs associated with our acquisitions of non-operated working interests in the SCOOP/STACK in February 2024 and first production at our wells in the Chaveroo Field in early February 2024.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $5.5 million or 41.6% from $13.1 million for the fiscal year ended June 30, 2023 to $18.6 million for the fiscal year ended June 30, 2024 primarily due to an increase in the depletion rate. On a per unit basis, depletion expense was $7.49 per BOE and $5.07 per BOE for the fiscal years ended June 30, 2024 and 2023, respectively. The depletion rate of our unit of production calculation increased primarily due to an increase in our depletable base due to our SCOOP/STACK Acquisitions and capital expenditures since the prior year period.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended June 30, 2024 decreased $0.4 million, or 5.6%, to $7.5 million compared to $7.9 million for the fiscal year ended June 30, 2023. The decrease primarily relates to lower consulting fees totaling approximately $0.3 million related to our search for a CEO in the prior year period. On a per unit basis, general and administrative expenses were $3.02 per BOE and $3.06 per BOE for the years ended June 30, 2024 and 2023, respectively.

Stock-based Compensation Expenses

Stock-based compensation increased $0.5 million to $2.1 million for the year ended June 30, 2024 compared to $1.6 million the prior period due primarily to the addition of new personnel and the associated new awards granted during the current year period to all staff and directors.

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

	Years Ended June 30,
(in thousands, except per unit and per BOE amounts)	2024	2023	Variance	Variance %
Realized gain (loss) on derivative contracts	$(399)	$(1,481)	$1,082	(73.1)%
Unrealized gain (loss) on derivative contracts	(893)	1,994	(2,887)	(144.8)%
Total net gain (loss) on derivative contracts	$(1,292)	$513	$(1,805)	(351.9)%

Average realized crude oil price per BBL	$75.38	$77.46	$(2.08)	(2.7)%
Cash effect of oil derivative contracts per BBL	(0.56)	(0.37)	(0.19)	51.4%
Crude oil price per Bbl (including impact of realized derivatives)	$74.82	$77.09	$(2.27)	(2.9)%

Average realized natural gas price per MCF	$2.61	$7.00	$(4.39)	(62.7)%
Cash effect of natural gas derivative contracts per MCF	—	(0.14)	0.14	(100)%
Natural gas price per Mcf (including impact of realized derivatives)	$2.61	$6.86	$(4.25)	(62.0)%

As a result of our acquisitions during fiscal years 2024 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. The increase in commodity prices since entering into the hedges and the continued increase in forward commodity prices resulted in a realized loss on hedges for the current year and an unrealized loss on the mark-to-market of our hedges. As of June 30, 2024, we had $0.8 million derivative assets, $0.6 million of which was classified as current, and a $1.7 million derivative liability, $1.2 million of which was classified as current.

Interest Expense

Interest expense increased $1.0 million during the fiscal year ended June 30, 2024 compared to fiscal year 2023 primarily due to borrowings drawn on our Senior Secured Credit Facility to finance our SCOOP/STACK Acquisitions during the current year. In addition, the weighted average interest rate on our borrowings increased to 8.12% for the fiscal year ended June 30, 2024 compared to 5.25% for fiscal year 2023.

Income tax (expense) provision

For the year ended June 30, 2024, we recognized income tax expense of $1.4 million on net income before income taxes of $5.5 million compared to an income tax expense of $10.1 million on net income before income taxes of $45.3 million for the year ended June 30, 2023. The effective tax rates were 25.8% and 22.2% for the years ended June 30, 2024 and 2023, respectively. The effective tax rate increased compared to the prior year period as projected state income taxes have become a larger component of our overall income tax expense during the period.

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

Oil and Natural Gas Properties.   Companies engaged in the production of oil and natural gas are required to follow accounting rules that are unique to the oil and natural gas industry. We apply the full cost accounting method for our oil and natural gas properties as prescribed by SEC Regulation S-X Rule 4-10. Under this method of accounting, the costs of unsuccessful and successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration, and development activities but does not include any costs related to production, general corporate overhead, or similar activities. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties. We exclude these costs until the property has been evaluated. Costs are transferred to the full cost pool as the properties are evaluated. As of June 30, 2024, we had no unevaluated property costs. Oil and natural gas properties include costs that are excluded from depletion and amortization, which represent investments in unproved and unevaluated properties and include non-producing leasehold, geologic and geophysical costs associated with leasehold or drilling interests, and exploration drilling costs.

Estimates of Proved Reserves.    The estimated quantities of proved oil and natural gas reserves have a significant impact on the underlying financial statements. The estimated quantities of proved reserves are used to calculate depletion expense and the estimated future net cash flows associated with those proved reserves is the basis for determining impairment under the quarterly ceiling test calculation. The process of estimating oil and natural gas reserves is very complex and requires significant decisions in the evaluation of all available geologic, geophysical, engineering, and economic data. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information; this includes reservoir performance, additional development activity, new geologic and geophysical data, additional drilling, technological advancements, price changes, and other economic factors. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that the reported reserve estimates prepared by our third-party independent engineers represent the most accurate assessments possible, the subjective decisions and variances in available data for the properties make these estimates generally less precise than other estimates included in our financial statements. Material revisions to reserve estimates and/or significant changes in commodity prices could substantially affect our estimated future net cash flows of our proved reserves. These changes could affect our quarterly ceiling test calculation and could significantly affect our depletion rate. Additionally, a 10% decrease in commodity prices used to determine our proved reserves as of June 30, 2024, while all other factors remained constant, would not have resulted in an impairment of our oil and natural gas properties. Holding all other factors constant, a reduction in our proved reserve estimates at June 30, 2024 of 10% would affect depletion, depreciation, and amortization expense by approximately $0.5 million.

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

Item 8.   Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Evolution Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolution Petroleum Corporation and subsidiaries (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

The Impact of Proved Oil and Natural Gas Reserves on Depletion, Depreciation, and Amortization (“DD&A”) and Full Cost Ceiling Test Impairment Calculation (“Ceiling Test”)

As described in Note 1, the Company follows the full cost method of accounting, pursuant to which oil and natural gas properties are amortized using the unit-of-production method over total proved reserves. The Company’s proved oil and natural gas properties are evaluated for impairment by the Ceiling Test utilizing the Company’s proved oil and natural gas reserves in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. For the year ended June 30, 2024, the Company recorded DD&A related to its proved oil and natural gas properties of approximately $18.6 million, and there was no ceiling test impairment.

The Company engages three independent reservoir engineering firms to serve as a management specialist and to assist with the estimation of proved oil and natural gas reserves. To estimate the volume of proved oil and natural gas reserves and associated future net cash flows, management and their specialists make significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties (“PUDs”). The estimation of proved oil and natural gas reserves is impacted by management’s judgments and estimates regarding the financial performance of wells associated with proved reserves to determine if wells are expected, with reasonable certainty, to be economical under the appropriate pricing assumptions required. Changes in significant assumptions or engineering data could have a significant impact on the amount of DD&A and impairment recorded for the Company’s proved oil and natural gas properties.

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

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the knowledge, skill, and ability of the Company’s third-party reservoir engineering specialists and their relationship to the Company, inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the proved reserve volumes and reading the reserve report prepared by the reservoir engineering specialists.
●	Evaluating significant assumptions used by management and its specialists in developing the estimates of proved oil and natural gas reserves, including pricing differentials, future operations costs, future production rates, and capital expenditures. The procedures performed included tests of the data inputs used by specialists for completeness and accuracy and an evaluation of the specialist’s findings. The procedures performed included:
o	Testing the operating effectiveness of controls over the Company’s estimation of oil and natural gas reserve quantities;
o	Testing the data inputs used by specialist for completeness and accuracy;
o	Testing the specialist’s findings for mathematical accuracy; and
o	Performing analytical procedures on pricing, reserve quantities and cost estimates developed by management and its specialists. Those procedures entailed comparisons of:
◾	prices to historical benchmark prices, adjusted for pricing differentials,
◾	production forecasts to recent historical actual production,
◾	projections of lease operating costs to costs incurred by property during fiscal year ended June 30, 2024, and
◾	projected production taxes to recent historical taxes incurred and to statutory tax rates.
●	Evaluating the accuracy of revenue and working interest percentages used in the reserve reports by comparing a sample of such interests to the land records.
●	Performing retrospective review of historical estimates of proved oil and natural gas reserves to identify potential management bias in estimates.
●	Testing the mathematical accuracy of the Company’s depletion and impairment calculations that included these proved reserves.

/s/ Moss Adams LLP

Houston, Texas
September 11, 2024

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Evolution Petroleum Corporation

Opinion on Internal Control over Financial Reporting

We have audited Evolution Petroleum Corporation and subsidiaries (the “Company”) internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Evolution Petroleum Corporation and subsidiaries as of June 30, 2024 and 2023, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated September 11, 2024, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
September 11, 2024

We have served as the Company’s auditor since 2017.

EVOLUTION PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2024	June 30, 2023
Assets
Current assets
Cash and cash equivalents	$6,446	$11,034
Receivables from crude oil, natural gas, and natural gas liquids revenues	10,826	7,884
Derivative contract assets	596	—
Prepaid expenses and other current assets	3,855	2,277
Total current assets	21,723	21,195
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties, net—full-cost method of accounting, of
which none were excluded from amortization	139,685	105,781

Other noncurrent assets
Derivative contract assets	171	—
Other assets	1,298	1,341
Total assets	$162,877	$128,317
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$8,308	$5,891
Accrued liabilities and other	6,239	6,027
Derivative contract liabilities	1,192	—
State and federal taxes payable	74	365
Total current liabilities	15,813	12,283
Long term liabilities
Senior secured credit facility	39,500	—
Deferred income taxes	6,702	6,803
Asset retirement obligations	19,209	17,012
Derivative contract liabilities	468	—
Operating lease liability	58	125
Total liabilities	81,750	36,223
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 33,339,535 and 33,247,523 shares as of June 30, 2024
and 2023, respectively	33	33
Additional paid-in capital	41,091	40,098
Retained earnings	40,003	51,963
Total stockholders' equity	81,127	92,094
Total liabilities and stockholders' equity	$162,877	$128,317

See accompanying notes to consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended June 30,
	2024	2023
Revenues
Crude oil	$53,446	$51,044
Natural gas	21,525	63,800
Natural gas liquids	10,906	13,670
Total revenues	85,877	128,514
Operating costs
Lease operating costs	48,273	59,545
Depletion, depreciation, and accretion	20,062	14,273
General and administrative expenses	9,636	9,583
Total operating costs	77,971	83,401
Income (loss) from operations	7,906	45,113
Other income (expense)
Net gain (loss) on derivative contracts	(1,292)	513
Interest and other income	342	121
Interest expense	(1,459)	(458)
Income (loss) before income taxes	5,497	45,289
Income tax (expense) benefit	(1,417)	(10,072)
Net income (loss)	$4,080	$35,217
Net income (loss) per common share:
Basic	$0.12	$1.05
Diluted	$0.12	$1.04
Weighted average number of common shares outstanding:
Basic	32,691	32,985
Diluted	32,901	33,190

See accompanying notes to consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$4,080	$35,217
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	20,062	14,273
Stock-based compensation	2,137	1,639
Settlement of asset retirement obligations	(20)	(174)
Deferred income taxes	(101)	(296)
Unrealized (gain) loss on derivative contracts	893	(1,994)
Accrued settlements on derivative contracts	67	(919)
Other	—	(4)
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	(2,910)	18,441
Prepaid expenses and other current assets	(1,562)	(692)
Accounts payable and accrued liabilities and other	374	(13,489)
State and federal taxes payable	(291)	(730)
Net cash provided by operating activities	22,729	51,272
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(38,734)	(31)
Capital expenditures for oil and natural gas properties	(10,899)	(6,961)
Net cash used in investing activities	(49,633)	(6,992)
Cash flows from financing activities:
Common stock dividends paid	(16,040)	(16,106)
Common stock repurchases, including stock surrendered for tax withholding	(1,144)	(4,170)
Borrowings under senior secured credit facility	42,500	—
Repayments of senior secured credit facility	(3,000)	(21,250)
Net cash provided by (used in) financing activities	22,316	(41,526)
Net increase (decrease) in cash and cash equivalents	(4,588)	2,754
Cash and cash equivalents, beginning of period	11,034	8,280
Cash and cash equivalents, end of period	$6,446	$11,034

Supplemental disclosures of cash flow information:
Cash paid for interest on senior secured credit facility	$1,331	$498
Cash paid for income taxes	2,804	11,876

Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$(1,969)	$766
Oil and natural gas property costs attributable to the recognition of asset retirement obligations	887	2,015

See accompanying notes to consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
Balances at June 30, 2022	33,471	$33	$42,629	$32,852	$—	$75,514
Issuance of restricted common stock	476	1	(1)	—	—	—
Forfeitures of restricted stock	(26)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(4,170)	(4,170)
Retirements of treasury stock	(673)	(1)	(4,169)	—	4,170	—
Stock-based compensation	—	—	1,639	—	—	1,639
Net income (loss)	—	—	—	35,217	—	35,217
Common stock dividends paid	—	—	—	(16,106)	—	(16,106)
Balances at June 30, 2023	33,248	$33	$40,098	$51,963	$—	$92,094
Issuance of restricted common stock	294	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(1,144)	(1,144)
Retirements of treasury stock	(202)	—	(1,144)	—	1,144	—
Stock-based compensation	—	—	2,137	—	—	2,137
Net income (loss)	—	—	—	4,080	—	4,080
Common stock dividends paid	—	—	—	(16,040)	—	(16,040)
Balances at June 30, 2024	33,340	$33	$41,091	$40,003	$—	$81,127

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

Principles of Consolidation and Reporting.   The consolidated financial statements include the accounts of Evolution Petroleum Corporation and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The consolidated financial statements for the previous year may include certain reclassifications to conform to the current presentation. To conform with the current year presentation, $0.6 million of accrued ad valorem and productions taxes at June 30, 2023 are included with “Accrued taxes other than federal and state income tax” instead of “Accrued payables” as disclosed in Note 13, “Additional Financial Information.” This reclassification has no impact on previously reported net income or stockholders’ equity.

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

Accounts Receivable and Allowance for Doubtful Accounts.   Accounts receivable consist of accrued hydrocarbon revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production, and other

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. The Company establishes provisions for losses on accounts receivable if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of June 30, 2024 and 2023, no allowance for doubtful accounts was considered necessary.

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

Oil and natural gas properties include costs that are excluded from depletion and amortization, which represent investments in unproved and unevaluated properties and include non-producing leasehold, geologic and geophysical costs associated with leasehold or drilling interests, and exploration drilling costs. These costs are excluded until the project is evaluated and proved reserves are established or impairment is determined. As of June 30, 2024 and 2023, the Company did not have any costs excluded from depletion and amortization.

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

Substantially all of the Company’s accounts receivable as of June 30, 2024 and 2023 are from crude oil, natural gas, and NGL sales to third-party purchasers in the oil and natural gas industry. The Company holds working interests in crude oil and natural gas properties for which a third-party serves as operator. As a non-operator, the Company primarily markets its production through its field operators, except at the Jonah Field, where the Company takes its natural gas and NGL production in-kind. As a non-operator, the Company is highly dependent on the success of its third-party operators and the decisions made in connection with their operations. With the exception of the Jonah Field, the third-party operator sells the crude oil, natural gas, and NGLs to the purchaser, collects the cash, and distributes the cash to the Company. In the year ended June 30, 2024, four individual purchasers, Denbury, Diversified, Foundation, and Merit, each accounted for more than 10% of the Company’s total revenues, collectively representing approximately 69% of the Company’s total revenues for the year. In the year ended June 30, 2023, three individual purchasers, Diversified, Denbury, and Conoco Phillips, each accounted for more than 10% of the Company’s total revenues, collectively representing approximately 65% of the Company’s total revenues for the year. The majority of the Company’s crude oil, natural gas, and NGL production is sold to purchasers under short-term (less than 12 months) contracts at market-based prices.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands the segment disclosures, even for entities with only one reportable segment, to include additional information about significant segment expenses and other segment items on an annual and interim basis as well as the title and position of the chief operating decision maker. ASU 2023-07 is effective

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

for annual periods beginning after December 15, 2023 and interim periods withing fiscal years beginning after December 15, 2024. Early adoption is permitted and entities must adopt the amendment retrospectively for all prior periods presented in the financial statements. The Company is currently evaluating ASU 2023-07 and the impact it may have to the Company’s financial position, results of operations, cash flow or disclosures.

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

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the SCOOP and STACK plays in central Oklahoma, the Chaveroo oilfield in Chaves and Roosevelt Counties of New Mexico, the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field in Wyoming; and the Delhi Field in Northeast Louisiana. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provides de minimis revenue. The following table disaggregates the Company’s revenues by major product for the years ended June 30, 2024 and 2023 (in thousands):

	Years Ended June 30,
	2024	2023
Revenues
Crude oil	$53,446	$51,044
Natural gas	21,525	63,800
Natural gas liquids	10,906	13,670
Total revenues	$85,877	$128,514

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3. Acquisitions

SCOOP/STACK Acquisitions

On February 12, 2024, the Company closed the acquisitions of certain non-operated oil and natural gas assets in the SCOOP and STACK plays in central Oklahoma (the "SCOOP/STACK Acquisitions") from Red Sky Resources III, LLC, Red Sky Resources IV, LLC, and Coriolis Energy Partners I, LLC. After taking into account customary closing adjustments and an effective date of November 1, 2023, total combined cash consideration for the SCOOP/STACK Acquisitions was approximately $39.2 million, which includes $43.9 million paid at closing less purchase price adjustments totaling approximately $4.7 million related to net cash flows received on the properties subsequent to closing. The Company accounted for these transactions as asset acquisitions and allocated all of the combined purchase price (including $0.3 million of transaction costs) to proved oil and natural gas properties. In addition, the Company recognized $0.1 million in non-cash asset retirement obligations, the estimated net present value of future net retirement costs. The transactions were funded with cash on hand and $42.5 million in borrowings under the Company’s Senior Secured Credit Facility.

The acquired assets consist of an average net working interest of approximately 2.6%, in 253 producing wells in the SCOOP and STACK plays of the Anadarko Basin in Oklahoma.

Chaveroo Oilfield Participation Agreement

On September 12, 2023, the Company entered into a Participation Agreement with PEDEVCO for the joint development of a portion of PEDEVCO’s Permian Basin property in the Chaveroo oilfield, located in Chaves and Roosevelt Counties, New Mexico. In accordance with the Participation Agreement, the Company will have the right, but not the obligation, to elect to participate and acquire a 50% working interest share in certain development blocks at a fixed price of $450

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

per net acre for up to a total of approximately 16,000 gross acres. The Participation Agreement does not include any of PEDEVCO’s existing vertical or horizontal wells.

As of June 30, 2024, the Company incurred approximately $0.8 million in exchange for a 50% working interest share in the existing leases associated with five development blocks. As of June 30, 2024, the Company has participated in the drilling and completion of the first development block, consisting of three gross wells (1.5 net wells).

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

Note 4. Property and Equipment

Property and equipment as of June 30, 2024 and 2023 consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Oil and natural gas properties
Property costs subject to amortization	$249,559	$197,049
Less: Accumulated depletion, depreciation, and impairment	(109,874)	(91,268)
Oil and natural gas properties, net	$139,685	$105,781

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

As of June 30, 2024 and 2023, all oil and natural gas property costs were subject to amortization. Depletion on oil and natural gas properties was $18.6 million and $13.1 million for the years ended June 30, 2024 and 2023, respectively. During the years ended June 30, 2024 and 2023, the Company incurred development capital expenditures of $12.3 million and $6.2 million, respectively.

At June 30, 2024, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2024 of the West Texas Intermediate (“WTI”) crude oil spot price of $79.45 per barrel and Henry Hub natural gas spot price of $2.32 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $23.86, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices at June 30, 2024, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties and, as a result, no write-down was applicable.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2023, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2023 of the WTI crude oil spot price of $83.23 per barrel and Henry Hub natural gas spot price of $4.78 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $33.71, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices at June 30, 2023, the cost center ceiling was higher than the capitalized costs of oil and natural gas properties and, as a result, no write-down was applicable.

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

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches or representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. As of June 30, 2024, the Company had $39.5 million in borrowings outstanding under its Senior Secured Credit Facility, resulting in $10.5 million of available borrowing capacity. For the years ended June 30, 2024 and 2023, the weighted average interest rate on borrowings under the Senior Secured Credit Facility was 8.12% and 5.25%, respectively. As of June 30, 2024, the Company was in compliance with all covenants under the Senior Secured Credit Facility.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 9, 2021, the Company entered into the Eighth Amendment to the Senior Secured Credit Facility. This amendment, among other things, increased the borrowing base to $50.0 million and added a hedging covenant whereby the Company must hedge a minimum of 25% to 75% of future production on a rolling 12-month basis when 25% or more of the borrowing base is utilized. The hedging covenant was amended in subsequent amendments, as discussed above.

Note 6. Income Taxes

The Company files a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits, nor any accrued interest or penalties associated with unrecognized tax benefits during the years ended June 30, 2024 and 2023. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the fiscal years ended June 30, 2020 through June 30, 2023 for federal tax purposes and for the fiscal years ended June 30, 2019 through June 30, 2023 for state tax purposes. To the extent the Company utilizes net operating losses (“NOLs”) generated in earlier years, such earlier years may also be subject to audit.

Income tax (expense) benefit for the years ended June 30, 2024 and 2023 is comprised of the following (in thousands):

	June 30, 2024	June 30, 2023
Current:
Federal	$(898)	$(9,600)
State	(620)	(768)
Total current income tax (expense) benefit	(1,518)	(10,368)
Deferred:
Federal	59	457
State	42	(161)
Total deferred income tax (expense) benefit	101	296
Total income tax (expense) benefit	$(1,417)	$(10,072)

For the year ended June 30, 2024 the Company recognized income tax expense of $1.4 million and had an effective tax rate of 25.8% compared to income tax expense of $10.1 million and an effective tax rates of 22.2% for the year ended June 30, 2023. During the years ended June 30, 2024 and 2023, the Company recognized an income tax benefit of less than $0.1 million and $0.1 million, respectively, related to the vesting of restricted stock awards.

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

		% of Income		% of Income
		Before		Before
	June 30, 2024	Income Taxes	June 30, 2023	Income Taxes
Income tax (expense) benefit computed at the statutory federal rate:	$(1,154)	21.0%	$(9,511)	21.0%
Reconciling items:
Return to provision adjustments	3	(0.1)%	—	—%
Depletion in excess of tax basis	114	(2.1)%	78	(0.2)%
State income taxes, net of federal tax benefit	(458)	8.4%	(734)	1.6%
Permanent differences related to stock-based compensation and other	80	(1.5)%	96	(0.2)%
Other	(2)	0.1%	(1)	—%
Income tax (expense) benefit	$(1,417)	25.8%	$(10,072)	22.2%

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets (liabilities) recognized are as follows (in thousands):

	June 30, 2024	June 30, 2023
Deferred tax assets:
Non-qualified stock-based compensation	$381	$250
Net operating loss carry-forwards and other carry-forwards	313	—
Derivative losses	192	—
Asset retirement obligations	4,427	3,883
Other deferred tax assets	197	201
Total deferred tax assets	5,510	4,334
Deferred tax liabilities:
Oil and natural gas properties	(12,072)	(11,137)
Total deferred tax liabilities	(12,072)	(11,137)
Valuation allowance	(140)	—
Net deferred tax liabilities	$(6,702)	$(6,803)

Evolution Petroleum OK, Inc., a wholly-owned subsidiary of the Company, has a prior year carryforward of NOLs of $8.9 million generated during tax years 2011 through 2017. With the current year acquisition of assets in Oklahoma by Evolution Petroleum OK, Inc., a deferred tax asset was recorded for a portion of this NOL carryforward.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of June 30, 2024, the Company did not post collateral under any of its derivative contracts during the periods in which contracts were open as they were secured under the Company’s Senior Secured Credit Facility.

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

All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820, Fair Value Measurement (“ASC 820”) and included in the consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of June 30, 2024 (the “mark-to-market valuation”). The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of June 30, 2024 and 2023 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	June 30, 2024	June 30, 2023	location	June 30, 2024	June 30, 2023
Commodity contracts	Current assets - derivative contract assets	$596	$—	Current liabilities - derivative contract liabilities	$1,192	$—
Commodity contracts	Other assets - derivative contract assets	171	—	Long term liabilities - derivative contract liabilities	468	—
Total derivatives not designated as hedging contracts under ASC 815		$767	$—		$1,660	$—

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s consolidated statements of operations for the years ended June 30, 2024 and 2023 (in thousands). “Realized gain (loss) on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)
as hedging contracts	recognized in income on	Years Ended June 30,
under ASC 815	derivative contracts	2024	2023
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$(399)	$(1,481)
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	(893)	1,994
Total net gain (loss) on derivative contracts		$(1,292)	$513

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2024, the Company had the following open crude oil and natural gas derivative contracts:

				Weighted Average	Weighted Average	Weighted Average
			Volumes in	Swap Price per	Floor Price per	Ceiling Price per
Period	Instrument	Commodity	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL
July 2024 - December 2024	Fixed-Price Swap	Crude Oil	73,558	$74.20
July 2024 - December 2024	Collar	Crude Oil	73,558		$70.00	$77.40
January 2025 - March 2025	Collar	Crude Oil	42,566		68.00	73.77
January 2025 - February 2025	Fixed-Price Swap	Natural Gas	312,286	3.56
April 2025 - June 2025	Collar	Crude Oil	41,601		65.00	84.00
March 2025 - December 2026	Fixed-Price Swap	Natural Gas	3,170,705	3.60

The Company presents the fair value of its derivative contracts at the gross amounts in the consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts as of June 30, 2024 and 2023 (in thousands):

	Derivative Contract Assets		Derivative Contract Liabilities
Offsetting of Derivative Assets and Liabilities	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Gross amounts presented in the Consolidated Balance Sheet	$767	$—	$1,660	$—
Amounts not offset in the Consolidated Balance Sheet	(497)	—	(497)	—
Net amount	$270	$—	$1,163	$—

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable (Level 1) market corroborated (Level 2), or generally unobservable (Level 3). The Company classifies fair value balances based on observability of those inputs.

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented. The following table, set forth by level within the fair value hierarchy, shows the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2024 (in thousands). The Company did not have any open positions as of June 30, 2023.

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$767	$—	$767

Liabilities
Derivative contract liabilities	$—	$1,660	$—	$1,660

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

Note 9. Asset Retirement Obligations

The Company’s ARO represents the estimated present value of the amount expected to be incurred to plug, abandon, and remediate its oil and natural gas properties at the end of their productive lives in accordance with applicable laws and

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regulations. The Company records the ARO liability on the consolidated balance sheets and capitalizes the cost in “Oil and natural gas properties, net” during the period in which the obligation is incurred. The Company records the accretion of its ARO liabilities in “Depletion, depreciation and accretion” expense in the consolidated statements of operations.

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the years ended June 30, 2024 and 2023 (in thousands):

	June 30, 2024	June 30, 2023
Asset retirement obligations — beginning of period	$17,067	$13,921
Liabilities incurred	28	57
Liabilities settled	(39)	(136)
Liabilities acquired(1)	90	—
Accretion of discount	1,457	1,131
Revisions of previous estimates(2)	808	2,094
Asset retirement obligations — end of period	19,411	17,067
Less: current asset retirement obligations	(202)	(55)
Long-term portion of asset retirement obligations	$19,209	$17,012
(1)	See Note 3, “Acquisitions,” for additional information on the Company’s acquisition activities.
(2)	Primarily related to upward revisions for increased cost estimates for the years ended June 30, 2024 and 2023.

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

Note 11. Stockholders’ Equity

Common Stock

As of June 30, 2024, the Company had 33,339,535 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of June 30, 2024, the Company has cumulatively paid over $118.4 million in cash dividends. The Company paid dividends of $16.0 million and $16.1 million to its common stockholders during the years ended June 30, 2024 and 2023, respectively. The following table reflects the dividends paid per share within the respective quarterly periods:

	Fiscal Year
	2024	2023
Fourth quarter ended June 30,	$0.12	$0.12
Third quarter ended March 31,	0.12	0.12
Second quarter ended December 31,	0.12	0.12
First quarter ended September 30,	0.12	0.12

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 9, 2024, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable September 30, 2024. Refer to Note 14, “Subsequent Events,” for a further discussion.

On September 8, 2022, the Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The Company intends to fund repurchases from working capital and cash provided by operating activities. The Board of Directors along with the management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company’s common stock, the Company’s capital needs and resources, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company's Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice. As of June 30, 2024, a total of 0.8 million shares of the Company’s common stock have been repurchased under the plan at a total cost of approximately $4.6 million, including incremental direct transaction costs.

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

In November 2023, the Company entered into a Rule 10b5-1 plan that authorized a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan was effective until June 30, 2024 and had a maximum authorized amount of $0.8 million over that period. During the year ended June 30, 2024, 0.1 million shares of the Company’s common stock were repurchased under the plan at a total cost of approximately $0.8 million, including incremental direct transaction costs. These treasury shares were subsequently cancelled.

During the years ended June 30, 2024 and 2023, the Company acquired treasury stock upon the ordinary course of scheduled vestings of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting. The following table summarizes all treasury stock purchases in the years ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Years Ended June 30,
	2024	2023
Number of treasury shares acquired(1)	202	673
Average cost per share(1)	$5.66	$6.20
Total cost of treasury shares acquired	$1,144	$4,170
(1)	For the year ended June 30, 2024, includes 140,672 shares repurchased under the Company’s share repurchase program for a weighted average price of $5.33 per share. For the year ended June 30, 2023, includes 633,789 shares repurchased under the Company’s share repurchase program for a weighted average price of $6.07 per share.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended the “2016 Plan”), authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, the Company’s common stock, including its appreciation in value. As of June 30, 2024 and 2023, approximately 0.9 million shares and 1.3 million shares, respectively, remained available for grant under the 2016 Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. For the years ended June 30, 2024, and 2023, the Company recognized $2.1 million and $1.6 million, respectively, related to stock-based compensation expense recorded as a component of “General and administrative expenses” on the consolidated statements of operations.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For performance-based awards granted during the years ended June 30, 2024 and 2023, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Years Ended June 30,
	2024	2023
Weighted average fair value of performance-based awards granted	$3.58	$6.52
Risk-free interest rate	4.87%	3.91% to 4.51%
Expected term in years	2.77	2.36 to 2.78
Expected volatility	55.0%	56.5% to 70.9%
Dividend yield	7.4%	6.1% to 7.8%

Unvested restricted stock awards as of June 30, 2024 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	395,104	$6.57
Performance-based awards	233,407	5.87
Unvested at June 30, 2024	628,511	$6.31

The following table sets forth the restricted stock award transactions for the years ended June 30, 2024 and 2023:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining	Aggregate Intrinsic
	Restricted	Grant-Date	Expense	Amortization	Value (1)
	Shares	Fair Value	(In thousands)	Period (Years)	(In thousands)
Unvested at June 30, 2022	341,211	$4.54
Time-vested shares granted	376,015	7.18
Performance-based shares granted	100,239	7.39
Vested	(196,431)	4.91
Forfeited	(25,620)	6.51
Unvested at June 30, 2023	595,414	$6.48	$2,827	2.4	$4,805
Time-vested shares granted	157,692	6.22
Performance-based shares granted	136,315	4.80
Vested	(260,910)	5.85
Unvested at June 30, 2024	628,511	$6.31	$2,492	1.8	$3,312
(1)	The intrinsic value of restricted stock was calculated as the closing market price on June 30, 2024 and 2023 of the underlying stock multiplied by the number of restricted shares that would be issuable. The total fair value of shares vested was $1.6 million and $1.4 million for the years ended June 30, 2024 and 2023, respectively.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth contingent restricted stock unit transactions for the years ended June 30, 2024 and 2023:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining	Aggregate Intrinsic
	Restricted	Grant-Date	Expense	Amortization	Value (1)
	Stock Units	Fair Value	(In thousands)	Period (Years)	(In thousands)
Unvested at June 30, 2022	50,062	$2.21
Performance-based awards granted	50,123	4.79
Forfeited	(3,787)	3.69
Unvested at June 30, 2023	96,398	$3.49	$195	1.9	$778
Performance-based awards granted	102,239	1.95
Expired	(47,849)	2.19
Unvested at June 30, 2024	150,788	$2.86	$230	1.6	$795
(1)	The intrinsic value of contingent restricted stock units was calculated as the closing market price on June 30, 2024 and 2023 of the underlying stock multiplied by the number of restricted shares that would be issuable.

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Years Ended June 30,
	2024	2023
Numerator
Net income (loss)	$4,080	$35,217
Undistributed earnings allocated to unvested restricted stock	(83)	(560)
Net income (loss) for earnings per share calculation	$3,997	$34,657

Denominator
Weighted average number of common shares outstanding — Basic	32,691	32,985
Effect of dilutive securities:
Unvested restricted stock awards	183	193
Unvested contingent restricted stock units	27	12
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	32,901	33,190

Net income (loss) per common share — Basic	$0.12	$1.05
Net income (loss) per common share — Diluted	$0.12	$1.04

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 0.1 million for each of the years ended June 30, 2024 and 2023, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

In addition, unvested performance-based restricted stock awards and unvested contingent restricted stock units that would not meet the performance criteria as of the period end are excluded from the computation of diluted earnings per common share.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Additional Financial Statement Information

Certain amounts on the consolidated balance sheets are comprised of the following (in thousands):

	June 30, 2024	June 30, 2023
Prepaid expenses and other current assets:
Other receivables	$19	$18
Prepaid insurance	734	727
Prepaid federal and state income taxes	1,798	805
Carryback of EOR tax credit	347	347
Advances to operators	608	—
Prepaid other	349	380
Total prepaid expenses and other current assets	$3,855	$2,277

Other assets:
Deposit(1)	$1,158	$1,158
Right of use asset under operating lease	140	183
Total other assets	$1,298	$1,341

Accrued liabilities and other:
Accrued payables	$2,570	$3,005
Accrued capital expenditures	860	167
Accrued incentive and other compensation	945	941
Accrued royalties payable(2)	307	977
Accrued taxes other than federal and state income tax	1,062	739
Accrued severance	—	81
Accrued settlements on derivative contracts	67	—
Operating lease liability	98	59
Asset retirement obligations due within one year	202	55
Accrued interest and other	128	3
Total accrued liabilities and other	$6,239	$6,027
(1)	The deposit of $1.2 million is related to a long-term gas gathering deposit with Enterprise entered into at closing of the Company’s Jonah Field properties.
(2)	Accrued royalties payable relate to royalty and owner payments in the Jonah Field as the Company takes its natural gas and NGL working interest production in-kind. See Note 2, “Revenue Recognition” for a further discussion.

Note 14. Subsequent Events

On September 9, 2024, the Company declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on September 20, 2024 and payable on September 30, 2024.

Supplemental Disclosure about Oil and Natural Gas Properties (unaudited)

Capitalized costs relating to oil and natural gas producing activities

The following table summarizes the amounts of capitalized costs relating to oil and natural gas producing activities and the amount of related accumulated depletion (in thousands).

	June 30, 2024	June 30, 2023	June 30, 2022
Oil and natural gas properties
Property costs subject to amortization	$249,559	$197,049	$188,634
Less: Accumulated depletion, depreciation, and impairment	(109,874)	(91,268)	(78,126)
Oil and natural gas properties, net	$139,685	$105,781	$110,508

Costs incurred for oil and natural gas property acquisition, exploration, and development activities

The following table summarizes costs incurred and capitalized in oil and natural gas property acquisition, exploration, and development activities (in thousands). Property acquisition costs are those costs incurred to lease property, including both undeveloped leasehold, and the purchase of reserves in place. Exploration costs include costs of identifying areas that may warrant examination, examining specific areas that are considered to have prospects containing oil and natural gas reserves, costs of drilling exploratory wells, geologic and geophysical assessment costs, and carrying costs on undeveloped properties. Development costs are incurred to obtain access to proved reserves, including the cost of drilling. Development costs also include amounts incurred due to the recognition of asset retirement obligations of $0.9 million, $2.0 million, and $7.8 million during the years ended June 30, 2024, 2023, and 2022, respectively.

	For the Years Ended June 30,
	2024	2023	2022
Oil and Natural Gas Activities
Property acquisition costs:
Proved property	$39,153	$31	$49,920
Unproved property	—	—	—
Exploration costs	—	—	—
Development costs	13,357	8,384	9,591
Total costs incurred for oil and natural gas activities	$52,510	$8,415	$59,511

Estimated Net Quantities of Proved Oil and Natural Gas Reserves

The following estimates of net proved oil and natural gas reserves of the Company’s oil and natural gas properties located entirely within the United States are based on evaluations prepared by third-party reservoir engineers, Netherland, Sewell & Associates, Inc. (“NSAI”), DeGolyer & MacNaughton (“D&M”), and Cawley, Gillespie and Associates, Inc. (“CG&A”). Reserve volumes and values were determined under the method prescribed by the SEC for the fiscal years ended June 30, 2024, 2023 and 2022. SEC methodology requires the application of the previous 12-month unweighted arithmetic average first-day-of-the-month price, and current costs held constant throughout the projected reserve life, when estimating whether reserve quantities are economical to produce.

Our policies regarding internal controls over reserves estimates require such estimates to be prepared by an independent petroleum engineering firm under the supervision of our internal reserve engineering team, which includes our Chief Operating Officer (“COO”), J. Mark Bunch. Our internal reserve engineering team and third-party consultants have a combined experience of over 80 years in Petroleum Engineering. Our COO, the person responsible for overseeing the preparation of our reserves estimates has a Bachelor of Science Degree in Petroleum Engineering from Texas A&M University, is a registered Professional Engineer in the State of Texas (No. 86704), has over 40 years of oil and natural gas experience including large independents and financial firm services for projects and acquisitions. Our Board of Directors also has oversight of our reserve estimation process and contains a Reserves Committee with William Dozier, an independent director who is a registered Professional Engineer in the State of Texas (No. 47279) with experience in energy company reserve evaluations. Such reserve estimates comply with generally accepted petroleum engineering and evaluation principles, definitions, and guidelines as established by the SEC.

The person responsible for the preparation of the reserve report at NSAI is Matthew D. Pankey, P.E., Petroleum Engineer. Mr. Pankey, a licensed Professional Engineer in the State of Texas (No. 142931), has been practicing consulting petroleum engineering at NSAI since 2019 and has over six years of prior industry experience. Mr. Pankey received a Bachelor of Science degree in Chemical Engineering in 2012 from Auburn University. The person responsible for the preparation of the reserve report at D&M is Dr. Dilhan Ilk, P.E, Executive Vice President. Dr. Ilk received a Bachelor of Science degree in Petroleum Engineering in 2003 from Istanbul Technical University and a Master’s degree and Doctorate in Petroleum Engineering in 2005 and 2010, respectively, from Texas A&M University, and he has in excess of 14 years of experience in oil and natural gas reservoir studies and evaluations and is a licensed Professional Engineer in the state of Texas (No. 139334). The person responsible for the preparation of the reserve report at CG&A is W. Todd Brooker, P.E., President. Mr. Brooker received a Bachelor of Science degree in Petroleum Engineering in 1989 from the University of Texas at Austin and is a registered Professional Engineer in the State of Texas (No. 83462). Mr. Brooker joined CG&A in 1992 and has over 30 years of experience in engineering and geological services.

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

Estimated quantities of proved oil, natural gas, and NGL reserves and changes in quantities of proved developed and undeveloped reserves for each of the periods indicated are as follows:

			Natural Gas
	Crude Oil	Natural Gas	Liquids	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MBOE)
Proved developed and undeveloped reserves:
June 30, 2021	8,420	48,571	6,871	23,386
Revisions of previous estimates	(1,111)	25,268	(944)	2,157
Improved recovery, extensions and discoveries	2,608	2,197	623	3,597
Purchase of reserves in place	2,172	38,096	755	9,276
Production (sales volumes)	(619)	(7,141)	(364)	(2,173)
June 30, 2022	11,470	106,991	6,941	36,243
Revisions of previous estimates	(1,038)	(5,352)	(668)	(2,598)
Improved recovery, extensions and discoveries	98	33	20	124
Production (sales volumes)	(659)	(9,109)	(416)	(2,593)
June 30, 2023	9,871	92,563	5,877	31,176
Revisions of previous estimates	(1,420)	(21,448)	56	(4,939)
Improved recovery, extensions and discoveries	3,149	5,089	805	4,803
Purchase of reserves in place	919	9,948	652	3,230
Production (sales volumes)	(709)	(8,243)	(402)	(2,485)
June 30, 2024	11,810	77,909	6,988	31,785

	MBOE
	Proved	Proved	Total
	Developed	Undeveloped	Proved
	Reserves	Reserves	Reserves
Proved developed and undeveloped reserves:
June 30, 2021	21,573	1,813	23,386
Revisions of previous estimates	3,970	(1,813)	2,157
Improved recovery, extensions and discoveries	—	3,597	3,597
Purchase of reserves in place	9,276	—	9,276
Production (sales volumes)	(2,173)	—	(2,173)
June 30, 2022	32,646	3,597	36,243
Revisions of previous estimates	(2,580)	(18)	(2,598)
Improved recovery, extensions and discoveries	6	118	124
Production (sales volumes)	(2,593)	—	(2,593)
June 30, 2023	27,479	3,697	31,176
Revisions of previous estimates	(4,076)	(863)	(4,939)
Improved recovery, extensions and discoveries	293	4,510	4,803
Purchase of reserves in place	2,711	519	3,230
Transfers	118	(118)	—
Production (sales volumes)	(2,485)	—	(2,485)
June 30, 2024	24,040	7,745	31,785

For the fiscal year ended June 30, 2024, notable change in proved reserves include the following:

●	Improved recovery, extensions and discoveries. During the fiscal year 2024, the Company added 4.8 MMBOE of proved reserves primarily associated with the addition of new PUDs at SCOOP/STACK, added subsequent to the acquisition date, for acreage acquired at Chaveroo Field, as well as, wells drilled and completed at Chaveroo Field in fiscal 2024.
●	Purchase of reserves in place. During the fiscal year ended 2024, the Company completed the SCOOP/STACK Acquisition. See Note 3, “Acquisitions” for more details.
●	Revisions of previous estimates. Net Revisions in fiscal year 2024 totaled 4.9 MMBOE primarily associated with the declines in SEC trailing 12-month pricing, especially for natural gas reserves where the price per MMBTU declined 51.5% from the prior year, as well as impacting the late-in-life economic limits of production.
●	Production. The company produced 2.5 MBOE during the year ended June 30, 2024.

For the fiscal year ended June 30, 2023, notable changes in total proved reserves included the following:

●	Production. The company produced 2.6 MBOE during the year ended June 30, 2023.
●	Improved recovery, extensions and discoveries. During the fiscal year 2023, the Company added 0.1 MMBOE of proved reserves primarily associated with the addition of two new PUD wells at Delhi Field.
●	Revisions of previous estimates. Net Revisions in fiscal year 2023 totaled 2.6 MMBOE primarily associated the Delhi Field and Barnett Shale. Reserve projections were revised downward at Delhi Field due to actual fiscal 2023 production coming in lower than fiscal year end 2022 projection. Additionally, Barnett Shale reserves decreased due primarily to increased production costs in the field shortening the economic life of many wells.

For the fiscal year ended June 30, 2022, notable changes in total proved reserves included the following:

●	Purchase of reserves in place. During the fiscal year ended 2022, the Company completed the acquisitions of its Williston Basin and the Jonah Field properties totaling $26.4 million and $25.2 million, respectively.
●	Improved recovery, extensions and discoveries. During the fiscal year 2022, the Company added 3.6 MBOE of PUD reserves associated with drilling locations at its Willison Basin properties.
●	Revisions of previous estimates. Net Revisions in fiscal year 2022 totaled 2.2 MMBOE, which included a net positive revision in the Company’s proved developed reserves of 4.0 MMBOE offset by the removal of 1.8 MMBOE of PUD reserves at the Delhi Field, related to Test Site V. At this time, the operator at Delhi does not currently have Test Site V on its expenditure schedule for the next five years and, as a result, has been excluded from the Company’s PUD reserves. The net positive revision in the Company’s proved developed reserves of 4.0 MMBOE includes positive revisions totaling 4.7 MMBOE primarily related to the improvement in the SEC

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

The Standardized Measure of discounted future net cash flows related to proved oil and natural gas reserves as of June 30, 2024, 2023 and 2022 are as follows (in thousands):

	For the Years Ended June 30,
	2024	2023	2022
Future cash inflows	$1,250,176	$1,521,363	$1,846,708
Future production costs and severance taxes	(748,927)	(860,054)	(997,362)
Future development costs	(139,628)	(120,648)	(105,966)
Future income tax expenses	(61,742)	(109,189)	(159,912)
Future net cash flows	299,879	431,472	583,468
10% annual discount for estimated timing of cash flows	(133,278)	(193,295)	(268,685)
Standardized measure of discounted future net cash flows	$166,601	$238,177	$314,783

Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the previous 12-month unweighted arithmetic average first-day-of-the-month commodity prices for each year and reflect adjustments for lease quality, transportation fees, energy content, and regional price differentials.

	For the Years Ended June 30,
NYMEX prices used in determining future cash flows:	2024	2023	2022
Oil (Bbl)	$79.45	$83.23	$85.82
Gas (MMBtu)	2.32	4.78	5.19

The NGL prices utilized for future cash inflows were based on historical prices received, where available.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil, natural gas, and NGL reserves is as follows (in thousands):

	For the Years Ended June 30,
	2024	2023	2022
Balance, beginning of year	$238,177	$314,783	$87,583
Net changes in sales prices and production costs related to future production	(125,539)	(31,923)	171,602
Changes in estimated future development costs	1,081	(8,286)	(6,320)
Sales of oil, natural gas and NGLs produced, net of production costs	(37,604)	(68,969)	(60,269)
Net change due to extensions, discoveries, and improved recovery	52,014	4,695	43,495
Net change due to revisions in quantity estimates	(47,244)	(34,056)	48,177
Net change due to purchase of minerals in place	37,139	—	100,675
Development costs incurred during the period	933	—	—
Accretion of discount	30,121	40,382	14,425
Net change in discounted income taxes	26,743	26,006	(65,559)
Other	(9,220)	(4,455)	(19,026)
Balance, end of year	$166,601	$238,177	$314,783

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, an evaluation was conducted on the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management concluded that we maintained effective internal control over financial reporting as of June 30, 2024.

The effectiveness of the Company’s internal controls over financial reporting as of June 30, 2024, has been audited by Moss Adams LLP., an independent registered public accounting firm, as stated in their report.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Item 9C.   Disclosure regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2024 fiscal year.

Item 11.   Executive Compensation

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2024 fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2024 fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2024 fiscal year.

Item 14.   Principal Accountant Fees and Services

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2024 fiscal year.

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

Item 16. Form 10-K Summary

None.

EXHIBIT INDEX

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed February 8, 2023)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-K filed September 13, 2023)
4.1

Description of Evolution Petroleum Corporations, securities registered under Section 12 of the Exchange Act (incorporated by reference to our Registration of Securities on Form 8-A filed July 13, 2006)

4.1.1	Specimen form of the Company's Common Stock Certificate (incorporated by reference to Exhibit 4.7 of our Registration Statement on Form S-3 filed June 19, 2013)
4.2	Majority Voting Policy for Directors (incorporated by reference to Exhibit 99.1 of our Current Report on Form 8-K filed October 31, 2012)
4.3†	2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed February 8, 2017)
4.4†	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q filed February 8, 2018)
4.4.1†	Form of Restricted Stock Agreement under 2016 Equity Incentive Plan as Revised on July 9, 2019 (incorporated by reference to Exhibit 4.12 of our Annual Report on Form 10-K filed September 13, 2019)
4.4.2†	Form of Restricted Stock Agreement under 2016 Incentive Plan as revised on May 4, 2023 (incorporated by reference to Exhibit 4.4.2 of our Annual Report on Form 10-K filed September 13, 2023)
4.5†	Form of Contingent Restricted Stock Agreement under 2016 Equity Incentive Plan (incorporated by reference to Exhibit 4.2 of our Quarterly Report on Form 10-Q filed February 8, 2018)
4.5.1†

Form of Contingent Restricted Stock Agreement under 2016 Equity Incentive Plan as revised on May 4, 2023 (incorporated by reference to Exhibit 4.5.1 of our Annual Report on Form 10-K filed September 13, 2023)

4.6†

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

EXHIBIT NUMBER	DESCRIPTION
10.2.6

Sixth Amendment to Credit Agreement dated April 11, 2016, between Evolution Petroleum Corporation and MidFirst Bank effective December 28, 2020 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on January 11, 2021)

10.2.7

Seventh Amendment to Credit Agreement dated August 5, 2021, between Evolution Petroleum Corporation and MidFirst Bank effective June 30, 2021 (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q filed May 12, 2022)

10.2.8

Eighth Amendment to Credit Agreement dated November 9, 2021, between Evolution Petroleum Corporation and MidFirst Bank effective November 9, 2021 (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q filed November 10, 2021)

10.2.9

Ninth Amendment to the Credit Agreement dated February 7, 2022, between Evolution Petroleum Corporation and MidFirst Bank effective February 4, 2022 (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q filed May 12, 2022)

10.2.10

Tenth Amendment to the Credit Agreement dated May 5, 2023, between Evolution Petroleum Corporation and MidFirst Bank (incorporated by reference to Exhibit 10.2.10 of our Quarterly Report on Form 10-Q filed May 10, 2023)

10.2.11

Amendment to the Credit Agreement dated February 12, 2024 between Evolution Petroleum Corporation and MidFirst Bank (incorporated by reference to Exhibit 10.2.11 of our Quarterly Report on Form 10-Q filed May 8, 2024)

10.3

Settlement Agreement, dated June 24, 2016, by and among Denbury Onshore, LLC, Denbury Inc., NGS Sub Corp., Tertiaire Resources Company, and the Company (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K filed September 9, 2016)

10.5†	Employment Offer Letter to Ryan Stash dated October 9, 2020 (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed September 14, 2021)
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
10.11

Purchase and Sale Agreement, dated February 12, 2024, between Evolution Petroleum Corporation and Red Sky Resources III, LLC (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed May 8, 2024)

10.12

Purchase and Sale Agreement, dated February 12, 2024, between Evolution Petroleum Corporation and Red Sky Resources IV, LLC (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q filed May 8, 2024)

EXHIBIT NUMBER	DESCRIPTION
10.13

Purchase and Sale Agreement, dated February 12, 2024, between Evolution Petroleum Corporation and Coriolis Energy Partners I, LLC (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q filed May 8, 2024)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed September 14, 2021)
21.1*	List of Subsidiaries of Evolution Petroleum Corporation
23.1*	Consent of Moss Adams LLP
23.2*	Consent of Netherland, Sewell & Associates, Inc.
23.3*	Consent of DeGolyer & MacNaughton
23.4*	Consent of Cawley, Gillespie and Associates, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	The summary of Netherland, Sewell & Associates, Inc.’s Report as of June 30, 2024, on oil and gas reserves (SEC Case) dated August 13, 2024
99.2*	The summary of DeGolyer and MacNaughton’s Report as of June 30, 2024, on oil and gas reserves (SEC Case) dated August 14, 2024
99.3*	The summary of Cawley, Gillespie and Associates, Inc.’s Report as of June 30 ,2024, on oil and gas reserves (SEC Case) dated July 31, 2024
97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 of our Annual Report on Form 10-K filed September 13, 2023)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Attached hereto.

** Furnished herewith.

† Indicates management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, Texas, on the date indicated.

Evolution Petroleum Corporation
Date: September 11, 2024	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

September 11, 2024	/s/ ROBERT S. HERLIN	Chairman of the Board
Robert S. Herlin
September 11, 2024	/s/ KELLY W. LOYD	President and Chief Executive
	Kelly W. Loyd	Officer (Principal Executive Officer) and Director
September 11, 2024	/s/ RYAN STASH	Senior Vice President, Chief Financial Officer and Treasurer (Principal
	Ryan Stash	Financial Officer)
September 11, 2024	/s/ KELLY M. BEATTY	Chief Accounting Officer (Principal
	Kelly M. Beatty	Accounting Officer)
September 11, 2024	/s/ EDWARD J. DIPAOLO	Lead Director
Edward J. DiPaolo
September 11, 2024	/s/ MYRA C. BIERRIA	Director
Myra C. Bierria

September 11, 2024	/s/ WILLIAM DOZIER	Director
William Dozier
September 11, 2024	/s/ MARJORIE A. HARGRAVE	Director
Marjorie A. Hargrave