Form 10-Q
period 2024-09-30
EVOLUTION PETROLEUM CORP
filed 2024-11-13
CIK 1006655

no

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

At November 7, 2024, 33,595,542 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, except for statements of historical fact, are forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “may,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors, which may include, but are not limited to, the following:

●	our expectations of plans, strategies and objectives, including anticipated development activity and capital spending;
●	our capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength;
●	our ability to complete future acquisitions and the need for additional capital to complete future acquisitions;
●	the benefits of our multi-basin portfolio, including operational and commodity flexibility;
●	our ability to maximize cash flow and the application of excess cash flows to pay;
●	estimates of our oil, natural gas and NGLs production and commodity mix;
●	anticipated oil, natural gas and NGL prices;
●	anticipated drilling and completions activity;
●	drilling and operational risks, including accidents, equipment failures, fires, and leaks of toxic or hazardous materials;
●	estimates of our oil, natural gas and NGL reserves and recoverable quantities;
●	our ability to access credit facilities and other sources of liquidity to meet financial obligations throughout commodity price cycles;
●	limitations on our ability to obtain funding based on environmental, social, and corporate governance (“ESG”) performance;
●	future interest expense;
●	our ability to manage debt and financial ratios, finance growth and comply with financial covenants;
●	the implementation and outcomes of risk management programs, including exposure to commodity price and interest rate fluctuations, the volume of oil and natural gas production hedged, and the markets or physical sales locations hedged;
●	the impact of changes in federal, state, provincial and local, rules and regulations;
●	anticipated compliance with current or proposed environmental requirements, including the costs thereof;
●	the possible impact of greenhouse gas (“GHG”) emissions limitations and renewable energy incentives;
●	adequacy of provisions for abandonment and site reclamation costs;
●	our operational and financial flexibility, discipline and ability to respond to evolving market conditions;
●	the declaration and payment of future dividends and any anticipated repurchase of our outstanding common shares;
●	the adequacy of our provision for taxes and legal claims;
●	our ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses;
●	our competitiveness relative to our peers, including with respect to capital, materials, people, assets and production;
●	oil, natural gas and NGL inventories and global demand for oil, natural gas and NGLs;
●	the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment;
●	adverse weather events;
●	anticipated staffing levels;

●	anticipated payments related to our commitments, obligations and contingencies, and the ability to satisfy the same; and
●	the possible impact of accounting and tax pronouncements, rule changes and standards.

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

When considering any forward-looking statement, the reader should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil, natural gas and NGLs, operating risks and other risk factors as described under the Risk Factors section of our previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as well as the other disclosures contained herein, therein, and as also may be described from time to time in future reports we file with the Securities and Exchange Commission. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. Readers are advised, however, to review any further disclosures we make on related subjects in our filings with the Securities and Exchange Commission.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2024	June 30, 2024
Assets
Current assets
Cash and cash equivalents	$6,937	$6,446
Receivables from crude oil, natural gas, and natural gas liquids revenues	10,797	10,826
Derivative contract assets	1,253	596
Prepaid expenses and other current assets	1,998	3,855
Total current assets	20,985	21,723
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties, net—full-cost method of accounting, of which none were excluded from amortization	135,477	139,685

Other noncurrent assets
Derivative contract assets	202	171
Other assets	1,278	1,298
Total assets	$157,942	$162,877
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$7,538	$8,308
Accrued liabilities and other	4,728	6,239
Derivative contract liabilities	173	1,192
State and federal taxes payable	—	74
Total current liabilities	12,439	15,813
Long term liabilities
Senior secured credit facility	39,500	39,500
Deferred income taxes	6,421	6,702
Asset retirement obligations	19,610	19,209
Derivative contract liabilities	307	468
Operating lease liability	35	58
Total liabilities	78,312	81,750
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 33,606,532 and 33,339,535 shares as of September 30, 2024
and June 30, 2024, respectively	34	33
Additional paid-in capital	41,561	41,091
Retained earnings	38,035	40,003
Total stockholders' equity	79,630	81,127
Total liabilities and stockholders' equity	$157,942	$162,877

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2024	2023
Revenues
Crude oil	$14,737	$12,616
Natural gas	4,285	5,552
Natural gas liquids	2,874	2,433
Total revenues	21,896	20,601
Operating costs
Lease operating costs	11,790	11,883
Depletion, depreciation, and accretion	5,725	4,262
General and administrative expenses	2,527	2,603
Total operating costs	20,042	18,748
Income (loss) from operations	1,854	1,853
Other income (expense)
Net gain (loss) on derivative contracts	1,798	—
Interest and other income	57	116
Interest expense	(823)	(32)
Income (loss) before income taxes	2,886	1,937
Income tax (expense) benefit	(821)	(463)
Net income (loss)	$2,065	$1,474
Net income (loss) per common share:
Basic	$0.06	$0.04
Diluted	$0.06	$0.04
Weighted average number of common shares outstanding:
Basic	32,722	32,663
Diluted	32,868	32,984

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,065	$1,474
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	5,725	4,262
Stock-based compensation	559	472
Settlement of asset retirement obligations	(98)	—
Deferred income taxes	(281)	(75)
Unrealized (gain) loss on derivative contracts	(1,868)	—
Accrued settlements on derivative contracts	(66)	—
Other	(2)	—
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	(37)	(2,686)
Prepaid expenses and other current assets	1,929	169
Accounts payable and accrued liabilities	(238)	320
State and federal income taxes payable	(74)	388
Net cash provided by operating activities	7,614	4,324
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(262)	—
Capital expenditures for oil and natural gas properties	(2,740)	(1,827)
Net cash used in investing activities	(3,002)	(1,827)
Cash flows from financing activities:
Common stock dividends paid	(4,033)	(4,013)
Common stock repurchases, including stock surrendered for tax withholding	(88)	(105)
Net cash used in financing activities	(4,121)	(4,118)
Net increase (decrease) in cash and cash equivalents	491	(1,621)
Cash and cash equivalents, beginning of period	6,446	11,034
Cash and cash equivalents, end of period	$6,937	$9,413

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$2,014	$(83)

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
For the Three Months Ended September 30, 2024
Balances at June 30, 2024	33,340	$33	$41,091	$40,003	$—	$81,127
Issuance of restricted common stock	284	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(88)	(88)
Retirements of treasury stock	(17)	—	(88)	—	88	—
Stock-based compensation	—	—	559	—	—	559
Net income (loss)	—	—	—	2,065	—	2,065
Common stock dividends paid	—	—	—	(4,033)	—	(4,033)
Balances at September 30, 2024	33,607	$34	$41,561	$38,035	$—	$79,630

For the Three Months Ended September 30, 2023
Balances at June 30, 2023	33,248	$33	$40,098	$51,963	$—	$92,094
Issuance of restricted common stock	204	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(105)	(105)
Retirements of treasury stock	(12)	—	(105)	—	105	—
Stock-based compensation	—	—	472	—	—	472
Net income (loss)	—	—	—	1,474	—	1,474
Common stock dividends paid	—	—	—	(4,013)	—	(4,013)
Balances at September 30, 2023	33,440	$33	$40,465	$49,424	$—	$89,922

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

Interim Financial Statements.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s 2024 Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as filed with the SEC on September 11, 2024. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year. The Company has evaluated events and transactions through the date of issuance of these unaudited condensed consolidated financial statements.

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

Risk and Uncertainties. The Company’s oil and natural gas interests are operated by third-party operators and involve other third-party working interest owners. As a result, the Company has limited ability to influence the operation or future development of such properties. However, the Company is proactive with its third-party operators to review the management of capital expenditures.

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 increases the transparency of expense information presented in the statement of operations through disclosures of expanded disaggregation of relevant expense captions including purchases of inventory, employee compensation, depletion, depreciation, and amortization. ASU 2024- 03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating ASU 2024-03 and the impact it may have to the Company’s disclosures.

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

In November 2023 the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands the segment disclosures, even for entities with only one reportable segment, to include additional information about significant segment expenses and other segment items on an annual and interim basis as well as the title and position of the chief operating decision maker. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and entities must adopt the amendment retrospectively for all prior periods presented in the financial statements. The Company is currently evaluating ASU 2023-07 and the impact it may have to the Company’s financial position, results of operations, cash flow or disclosures.

Other accounting pronouncements that have recently been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the SCOOP and STACK plays in central Oklahoma, the Chaveroo oilfield in Chaves and Roosevelt Counties of New Mexico, the Jonah Field in Sublette County, Wyoming, the Williston Basin in North Dakota, the Barnett Shale located in North Texas, the Hamilton Dome Field in Wyoming, and the Delhi Field in Northeast Louisiana. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provides de minimis revenue. The following table disaggregates the Company’s revenues by major product for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended
	September 30,
	2024	2023
Revenues
Crude oil	$14,737	$12,616
Natural gas	4,285	5,552
Natural gas liquids	2,874	2,433
Total revenues	$21,896	$20,601

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

Note 3. Acquisitions

SCOOP/STACK Acquisitions

On February 12, 2024, the Company closed the acquisitions of certain non-operated oil and natural gas assets in the SCOOP and STACK plays in central Oklahoma (the "SCOOP/STACK Acquisitions") from Red Sky Resources III, LLC, Red Sky Resources IV, LLC, and Coriolis Energy Partners I, LLC. After taking into account customary closing adjustments and an effective date of November 1, 2023, total combined cash consideration for the SCOOP/STACK Acquisitions was approximately $39.1 million, which includes $43.9 million paid at closing less purchase price adjustments totaling approximately $4.8 million related to net cash flows received on the properties subsequent to closing. The Company accounted for these transactions as asset acquisitions and allocated all of the combined purchase price (including $0.3 million of transaction costs) to proved oil and natural gas properties. In addition, the Company recognized $0.1 million in non-cash asset retirement obligations, the estimated net present value of future net retirement costs. The transactions were funded with cash on hand and $42.5 million in borrowings under the Company’s Senior Secured Credit Facility.

The acquired assets consist of an average net working interest of approximately 2.6%, in 260 producing wells in the SCOOP and STACK plays of the Anadarko Basin in Oklahoma.

Chaveroo Oilfield Participation Agreement

On September 12, 2023, the Company entered into a Participation Agreement with PEDEVCO for the joint development of a portion of PEDEVCO’s Permian Basin property in the Chaveroo oilfield, located in Chaves and Roosevelt Counties, New Mexico. In accordance with the Participation Agreement, the Company has the right, but not the obligation, to elect to participate and acquire a 50% working interest share in certain development blocks at a fixed price of $450 per net acre for up to a total of approximately 16,000 gross acres. The Participation Agreement does not include any of PEDEVCO’s existing vertical or horizontal wells.

As of September 30, 2024, the Company has incurred approximately $0.8 million in exchange for a 50% working interest share in the existing leases associated with five development blocks. As of September 30, 2024, the Company has participated in the drilling and completion of the first development block, consisting of three gross wells (1.5 net wells) and has committed to participate in the next four drilling locations during fiscal 2025.

Note 4. Property and Equipment

Property and equipment as of September 30, 2024 and June 30, 2024 consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Oil and natural gas properties
Property costs subject to amortization	$250,676	$249,559
Less: Accumulated depletion, depreciation, and impairment	(115,199)	(109,874)
Oil and natural gas properties, net	$135,477	$139,685

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

Depletion on oil and natural gas properties was $5.3 million and $3.9 million for the three months ended September 30, 2024 and 2023, respectively. During the three months ended September 30, 2024 and 2023, the Company incurred development capital expenditures of $1.0 million and $1.5 million, respectively.

At September 30, 2024, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2024 of the West Texas Intermediate (“WTI”) crude oil spot price of $79.40 per barrel and Henry Hub natural gas spot price of $2.21 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $23.63, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at September 30, 2024 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties and, as a result, no write-down was applicable.

At September 30, 2023, the ceiling test value of the Company’s reserves was calculated based on the first-day-of the month average for the 12-months ended September 30, 2023 of the WTI crude oil spot price of $78.53 per barrel and Henry Hub natural gas spot price of $3.43 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $31.76, which was based on historical prices received as NGLs do not have any single comparable reference index price. Using these prices, at September 30, 2023 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties and, as a result, no write-down was applicable.

Note 5. Senior Secured Credit Facility

On April 11, 2016, the Company entered into a senior secured reserve-based credit facility, as amended, (the “Senior Secured Credit Facility”) with MidFirst Bank in an amount up to $50.0 million with a current borrowing base of $50.0 million. On May 5, 2023, the Company entered into the Tenth Amendment to the Senior Secured Credit Facility extending the maturity to April 9, 2026. The Tenth Amendment also replaced the London Interbank Offered Rate ("LIBOR") with the Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.05% to effectively convert SOFR to a LIBOR equivalent and modifies the Margined Collateral Value, as defined in the Ninth Amendment to the Senior Secured Credit Facility, to $95.0 million. The borrowing base will be redetermined semiannually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company’s oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The Senior Secured Credit Facility carries a commitment fee of 0.25% per annum on the undrawn portion of the borrowing base. Any borrowings under the Senior Secured Credit Facility will bear interest, at the Company’s option, at either SOFR plus 2.80%, subject to a minimum SOFR of 0.50%, or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.00%.

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

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches or representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. As of September 30, 2024, the Company had $39.5 million borrowings outstanding under its Senior Secured Credit Facility, resulting in $10.5 million of available borrowing capacity. For the three months ended September 30, 2024, the weighted average interest on borrowings under the Senior Secured Credit Facility was 8.09%. As of September 30, 2024, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

The Senior Credit Agreement also contains hedging requirements that apply when there is 25% or more utilization of the Margined Collateral Value, as defined above, to the extent it exceeds the borrowing base then in effect. On February 12, 2024, the Company entered into an amendment to the Senior Secured Credit Facility. This amendment required that the Company enter into hedges for the next 12-month period, and on a rolling 12-month basis thereafter, covering expected crude oil and natural gas production from proved developed reserves, calculated separately, equal to a minimum of 40% of expected crude oil production each month, or 25% of expected crude oil and natural gas production each month over that period. Thus, the Company has the option to choose whether to hedge 40% of expected crude oil production or 25% each of expected crude oil and natural gas production. See Note 7, “Derivatives,” for information regarding the Company’s current derivative positions.

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

For three months ended September 30, 2024, the Company recognized income tax expense of $0.8 million and had an effective tax rate of 28.4% compared to income tax expense of $0.5 million and an effective tax rate of 23.9% for the three months ended September 30, 2023.

The Company’s effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the states of Louisiana, Oklahoma, North Dakota and Texas, percentage depletion in excess of basis, and other permanent differences. For both periods, the respective statutory federal tax rate was 21%.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of September 30, 2024, the Company did not post collateral under any of its derivative contracts during the periods in which contracts were open as they were secured under the Company’s Senior Secured Credit Facility.

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

All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 820, Fair Value Measurement (“ASC 820”) and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of September 30, 2024 (the “mark-to-market valuation”).

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	September 30, 2024	June 30, 2024	location	September 30, 2024	June 30, 2024
Commodity contracts	Current assets - derivative contract assets	$1,253	$596	Current liabilities - derivative contract liabilities	$173	$1,192
Commodity contracts	Other assets - derivative contract assets	202	171	Long term liabilities - derivative contract liabilities	307	468
Total derivatives not designated as hedging contracts under ASC 815		$1,455	$767		$480	$1,660

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations for the three months ended September 30, 2024 and 2023 (in thousands). “Realized gain (loss) on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)	Three Months Ended
as hedging contracts	recognized in income on	September 30,
under ASC 815	derivative contracts	2024	2023
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$(70)	$—
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	1,868	—
Total net gain (loss) on derivative contracts		$1,798	$—

As of September 30, 2024, the Company had the following open crude oil and natural gas derivative contracts:

				Weighted Average	Weighted Average	Weighted Average
			Volumes in	Swap Price per	Floor Price per	Ceiling Price per
Period	Instrument	Commodity	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL
October 2024 - December 2024	Fixed-Price Swap	Crude Oil	35,962	$74.20
October 2024 - December 2024	Collar	Crude Oil	35,962		$70.00	$77.40
January 2025 - March 2025	Collar	Crude Oil	42,566		68.00	73.77
January 2025 - February 2025	Fixed-Price Swap	Natural Gas	312,286	3.56
April 2025 - June 2025	Collar	Crude Oil	41,601		65.00	84.00
March 2025 - December 2026	Fixed-Price Swap	Natural Gas	3,170,705	3.60

Subsequent to September 30, 2024, the Company entered into the following new crude oil derivative contracts:

				Weighted Average
			Volumes in	Swap Price per
Period	Instrument	Commodity	MMBTU/BBL	MMBTU/BBL
January 2025 - June 2025	Fixed-Price Swap	Crude Oil	51,992	$73.49
July 2025 - December 2025	Fixed-Price Swap	Crude Oil	81,335	71.40

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts as of September 30, 2024 and June 30, 2024 (in thousands):

	Derivative Contracts Assets		Derivative Contracts Liabilities
Offsetting of Derivative Assets and Liabilities	September 30, 2024	June 30, 2024	September 30, 2024	June 30, 2024
Gross amounts presented in the Consolidated Balance Sheet	$1,455	$767	$480	$1,660
Amounts not offset in the Consolidated Balance Sheet	(375)	(497)	(375)	(497)
Net amount	$1,080	$270	$105	$1,163

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

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented in this report. The following table, set forth by level within the fair value hierarchy, shows the Company’s financial assets and liabilities that were accounted for at fair value as of September 30, 2024 and June 30, 2024 (in thousands).

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$1,455	$—	$1,455

Liabilities
Derivative contract liabilities	$—	$480	$—	$480

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$767	$—	$767

Liabilities
Derivative contract liabilities	$—	$1,660	$—	$1,660

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

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the period ended September 30, 2024 (in thousands):

September 30, 2024
Asset retirement obligations — beginning of period	$19,411
Accretion of discount	400
Asset retirement obligations — end of period	19,811
Less: current asset retirement obligations	(201)
Long-term portion of asset retirement obligations	$19,610

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

Note 11. Stockholders’ Equity

Common Stock

As of September 30, 2024, the Company had 33,606,532 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of September 30, 2024, the Company has cumulatively paid over $122.5 million in cash dividends. The Company paid dividends of $4.0 million to its common stockholders during each of the three months ended September 30, 2024 and 2023.

The following table reflects the dividends paid per share within the respective three-month periods:

	Fiscal Year
	2025	2024
First fiscal quarter	$0.120	$0.120

On September 8, 2022, the Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The Company intends to fund repurchases from working capital and cash provided by operating activities. The Board of Directors along with the management team believe that a share repurchase program is complimentary to the existing dividend policy and is a tax efficient means to further improve shareholder return. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company’s common stock, the Company’s capital needs and resources, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company’s Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice. The Company did not repurchase any shares of common stock under the plan during the three months ended September 30, 2024. Since the plan’s inception in September 2022, a total of 0.8 million shares of the Company’s common stock have been repurchased under the plan at a total cost of approximately $4.6 million, including incremental direct transaction costs.

During the three months ended September 30, 2024 and 2023, the Company acquired treasury stock upon the ordinary course of scheduled vestings of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting.

The following table summarizes all treasury stock purchases during the three months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2024	2023
Number of treasury shares acquired	17	12
Average cost per share	$5.15	$8.89
Total cost of treasury shares acquired	$88	$105

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2024, all common stock dividends for that fiscal year were treated for tax purposes as qualified dividend income to the recipients. Based on its current projections for the fiscal year ended June 30, 2025, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on the Company’s reasonable expectations as of September 30, 2024 and are subject to change based on the Company’s final tax calculations at the end of the fiscal year.

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended, the “2016 Plan”) authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. Incentives under the 2016 Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options and non-statutory stock options, stock appreciation rights, restricted stock awards and restricted stock unit awards, performance share awards, performance cash awards, and other forms of incentives valued in whole or in part by reference to, or otherwise based on, the Company’s common stock, including its appreciation in value. As of September 30, 2024 and June 30, 2024, approximately 0.5 million shares and 0.9 million shares, respectively, remained available for grant under the 2016 Plan. Subject to shareholder approval at the December 5, 2024 annual meeting, the Board of Directors approved and adopted an amended and restated 2016 Plan (the "Amended and Restated Plan”) on October 18, 2024, which would authorize an additional 2.1 million shares for issuance under the Amended and

Restated Plan, as well as indefinitely extend the duration of the Amended and Restated Plan provided that no new awards shall be made under the Amended and Restated Plan on or after the tenth anniversary of the date the stockholders approve the Amended and Restated Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. During the three months ended September 30, 2024 and 2023, the Company recognized $0.6 million and $0.5 million, respectively, related to stock-based compensation. Stock-based compensation expense is recorded as a component of “General and administrative expenses” on the unaudited condensed consolidated statements of operations.

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

During the three months ended September 30, 2024, the Company granted a total of 0.4 million equity awards that included 0.1 million time-vested restricted stock awards, 0.2 million performance-based restricted stock awards, and 0.1 million performance-based contingent stock units.

During the three months ended September 30, 2023, the Company granted a total of 0.3 million equity awards that included 0.1 million time-vested restricted stock awards, 0.1 million performance-based restricted stock awards, and 0.1 million of performance-based contingent stock units.

For performance-based awards granted during the three months ended September 30, 2024 and 2023, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Three Months Ended
	September 30,
	2024	2023
Weighted average fair value of performance-based awards granted	$3.90	$3.58
Risk-free interest rate	3.45%	4.87%
Expected term in years	2.78	2.77
Expected volatility	50.2%	55.0%
Dividend yield	8.4%	7.4%

Unvested restricted stock awards as of September 30, 2024 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	441,563	$6.39
Performance-based awards	422,884	5.40
Unvested at September 30, 2024	864,447	$5.91

The following table sets forth the restricted stock award transactions for the three months ended September 30, 2024:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Shares	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2024	628,511	6.31	$2,492	1.8
Time-vested shares granted	94,740	5.73
Performance-based shares granted	189,477	4.82
Vested	(48,281)	6.60
Unvested at September 30, 2024	864,447	$5.91	$3,434	2.1

The following table sets forth contingent restricted stock unit transactions for the three months ended September 30, 2024:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Stock Units	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2024	150,788	$2.86	$230	1.6
Performance-based awards granted	142,112	2.67
Unvested at September 30, 2024	292,900	$2.77	$564	2.3

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2024	2023
Numerator
Net income (loss)	$2,065	$1,474
Undistributed earnings allocated to unvested restricted stock	(40)	(26)
Net income (loss) for earnings per share calculation	$2,025	$1,448

Denominator
Weighted average number of common shares outstanding — Basic	32,722	32,663
Effect of dilutive securities:
Unvested restricted stock awards	146	278
Unvested contingent restricted stock units	—	43
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	32,868	32,984

Net income (loss) per common share — Basic	$0.06	$0.04
Net income (loss) per common share — Diluted	$0.06	$0.04

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 0.1 million for the three months ended September 30, 2024 were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

In addition, unvested performance-based restricted stock awards and unvested contingent restricted stock units that would not meet the performance criteria as of the period end are excluded from the computation of diluted earnings per common share.

Note 13. Additional Financial Statement Information

Certain amounts on the unaudited condensed consolidated balance sheets are comprised of the following (in thousands):

	September 30, 2024	June 30, 2024
Prepaid expenses and other current assets:
Other receivables	$91	$19
Prepaid insurance	565	734
Prepaid federal and state income taxes	622	1,798
Carryback of EOR tax credit	—	347
Advances to operators	428	608
Prepaid other	292	349
Total prepaid expenses and other current assets	$1,998	$3,855

Other assets:
Deposit(1)	$1,158	$1,158
Right of use asset under operating lease	120	140
Total other assets	$1,278	$1,298

Accrued liabilities and other:
Accrued payables	$2,763	$2,570
Accrued capital expenditures	—	860
Accrued incentive and other compensation	417	945
Accrued royalties payable(2)	334	307
Accrued taxes other than federal and state income tax	795	1,062
Accrued settlements on derivative contracts	—	67
Operating lease liability	99	98
Asset retirement obligations due within one year	201	202
Accrued interest and other	119	128
Total accrued liabilities and other	$4,728	$6,239

(1)	The deposit of $1.2 million is related to a long-term gas gathering deposit with Enterprise entered into at closing of the Company’s Jonah Field properties.
(2)	Accrued royalties payable relate to royalty and owner payments in the Jonah Field as the Company takes its natural gas and NGL working interest production in-kind. See Note 2, “Revenue Recognition” for a further discussion.

Note 14. Subsequent Events

At-the-Market (“ATM”) Equity Sales Program

On October 21, 2024, the Company entered into an ATM equity Sales Agreement (the “ATM Sales Agreement”) with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which the Company may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal. The Company has not sold any shares of common stock under the ATM Sales Agreement and is not obligated to sell any shares of common stock in the future. The Company intends to use the net proceeds from any sales of common stock for general corporate purposes, including to redeem or repay outstanding indebtedness.

Dividend Declaration

On November 11, 2024, the Company declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on December 13, 2024 and payable on December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Liquidity and Capital Resources

Results of Operations

Critical Accounting Policies

Commonly Used Terms

“Current quarter” refers to the three months ended September 30, 2024, our first quarter of fiscal year 2025.

“Year-ago quarter” refers to the three months ended September 30, 2023, our first quarter of fiscal year 2024.

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

Our non-operated interests in the SCOOP and STACK plays consist of oil and natural gas producing properties in the Anadarko basin, where we hold approximately 2.6% average net working interest and approximately 2.0% average net revenue interests located on approximately 103,700 gross or 4,200 net acres (approximately 96% held by production), across Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties in Oklahoma. The oil and natural gas properties are operated by Continental Resources, Inc., Ovintiv USA Inc. and EOG Resources, Inc. with approximately 40% of wells operated by other operators.

Our non-operated interests in the Chaveroo oilfield consist of a 50% net working interest, with an average associated 41% revenue interest, in approximately 3,200 gross or 1,600 net acres all held by production, associated with five development blocks with the right to acquire the same working interest in additional development locations and associated acreage at a fixed price. The field is operated by PEDEVCO Corp. (“PEDEVCO”).

Our non-operated interests in the Jonah Field, a natural gas and NGL property in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 5,300 gross or 950 net acres all held by production. The properties are operated by Jonah Energy.

Our non-operated interests in the Williston Basin, an oil and natural gas producing property, consist of approximately 39% average net working interest and approximately 33% average net revenue interest located on approximately 141,400 gross or 42,200 net acres (approximately 95% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are operated by Foundation Energy Management.

Our non-operated interests in the Barnett Shale, a natural gas and NGL producing shale reservoir, consist of approximately 17% average net working interest and approximately 14% average net revenue interest (inclusive of small overriding royalty interests). The approximately 123,800 gross or 21,000 net acres are held by production across nine North Texas counties. The oil and natural gas properties are primarily operated by Diversified Energy Company with approximately 10% of wells operated by six other operators.

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

Our non-operated interests in the Delhi Field, a CO2-EOR project, consist of approximately 24% average net working interest, with an associated 19% revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC, a subsidiary of Exxon Mobil Corporation. The approximately 13,600 gross acre unitized Delhi Field, of which we hold approximately 3,200 net acres, is located in northeast Louisiana in Franklin, Madison, and Richland Parishes.

Recent Developments

At-the-Market (“ATM”) Equity Sales Program

On October 21, 2024, we entered into an ATM equity Sales Agreement (the “ATM Sales Agreement”) with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal. We have not sold any shares of common stock under the ATM Sales agreement and are not obligated to sell any shares of common stock in the future. We intend to use the net proceeds from any sales of common stock for general corporate purposes, including to redeem or repay outstanding indebtedness.

Dividend Declaration

On November 11, 2024, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable December 31, 2024.

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

Oil and natural gas prices have been, and we expect may continue to be, volatile. Lower oil and natural gas prices not only decrease our revenues, but an extended decline in oil or natural gas prices may affect planned capital expenditures and the oil and natural gas reserves that we can economically produce. Lower oil and natural gas prices may also reduce the amount of our borrowing base under our Senior Secured Credit Facility, which is determined at the discretion of the lenders based on various factors including the collateral value of our proved reserves, as well as the dividend rate determined by the Board of Directors each quarter.

At times, we maintain cash balances in excess of the U.S. Federal Deposit Insurance Corporation (“FDIC”). We utilize insured cash sweep deposits to maximize the amount of our cash that is protected by FDIC insurance.

Currently, our oil and natural gas properties are operated by third-party operators and involve other third-party working interest owners. As a result, we have limited ability to influence the operation or future development of such properties. Despite these uncertainties, we remain focused on our long-term objectives and continue to be proactive with our third-party operators to review the management of capital expenditures.

Given the dynamic nature of these factors and events, we cannot reasonably estimate the period of time that certain market conditions will persist. Nor can we predict the broader impact of liquidity concerns around financial institutions; the impact to long-term cost of capital or economic growth as a result of the Federal Reserve’s policies; or the impact on the commodity prices that we realize.

Liquidity and Capital Resources

As of September 30, 2024, we had $6.9 million in cash and cash equivalents and $39.5 million outstanding borrowings on our Senior Secured Credit Facility compared to $6.4 million in cash and cash equivalents and $39.5 million borrowings outstanding on our Senior Secured Credit Facility at June 30, 2024. Our primary sources of liquidity and capital resources during the three months ended September 30, 2024 were cash provided by operations. Our primary uses of liquidity and capital resources for the three months ended September 30, 2024 were our cash dividend payments to our common stockholders and development capital expenditures. As of September 30, 2024, working capital was $8.5 million, an increase of $2.6 million from working capital of $5.9 million as of June 30, 2024.

The Senior Secured Credit Facility has a maximum capacity of $50.0 million subject to a borrowing base determined by the lender based on the value of our oil and natural gas properties. The Senior Secured Credit Facility has a current borrowing base of $50.0 million, with $39.5 million drawn as of September 30, 2024. The Senior Secured Credit Facility is secured by substantially all of our oil and natural gas properties and matures on April 9, 2026.

Borrowings bear interest, at our option, at either the SOFR plus 2.80% or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%.  For the three months ended September 30, 2024, the weighted average interest on our borrowings was 8.09%. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of September 30, 2024, we were in compliance with all covenants under the Senior Secured Credit Facility.

The Senior Credit Agreement contains hedging requirements that apply when there is 25% or more utilization of the Margined Collateral Value, as defined in the Senior Credit Agreement, to the extent it exceeds the borrowing base then in effect. At each redetermination, our Margined Collateral Value takes into account the estimated value of our oil and natural gas properties, proved developed reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. On February 12, 2024, we entered into an amendment to the Senior Secured Credit Facility. This amendment required that we enter into hedges for the next 12-month period, and on a rolling 12-month basis thereafter, covering expected crude oil and natural gas production from proved developed reserves, calculated separately, equal to a minimum of 40% of expected crude oil production each month, or 25% each of expected crude oil and natural gas production each month over that period. Thus, we have the option to choose whether to hedge 40% of expected crude oil production or 25% each of expected crude oil and natural gas production.

We have historically funded operations through cash from operations and working capital. Our primary source of cash is the sale of produced crude oil, natural gas, and NGLs. A portion of these cash flows is used to fund capital expenditures and pay cash dividends to shareholders. We expect to fund near-future capital development activities for our properties with cash flows from operating activities, existing working capital and, as needed, borrowings under our Senior Secured Credit Facility and any proceeds from ATM Sales Agreement (as described in “Recent Developments” above).

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility, totaling $10.5 million as of September 30, 2024. We also have an effective shelf registration statement with the SEC under which we may issue up to $500.0 million of new debt or equity securities.

On October 21, 2024, we entered into an ATM Sales Agreement with Roth Capital Partners, LLC as our Lead Agent, Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal. We have not sold any shares of our common stock under the ATM Sales Agreement and are not obligated to sell any shares of common stock in the future.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 44 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, as appropriate. On November 11, 2024, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on December 13, 2024 and payable on December 31, 2024.

Capital Expenditures

During the three months ending September 30, 2024, we incurred $1.0 million on development capital expenditures. During the first quarter of 2024, capital spending occurred at our fields, including the SCOOP/STACK properties where our operators are actively drilling and have brought seven gross wells online. Based on discussions with our operators, we expect capital workover projects to continue in most of our fields throughout the year.

Overall, for fiscal year 2025, we expect budgeted capital expenditures to be in the range of $12.5 million to $14.5 million, which excludes any potential acquisitions. Our expected capital expenditures for fiscal year 2025 include the seven gross wells brought online at our SCOOP/STACK properties, discussed above, bringing an additional eight gross wells online at our SCOOP/STACK properties, the drilling and completion of four new wells at Chaveroo Field, and the drilling and completion of one new well at Delhi Field Test Site V.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of September 30, 2024 were $79.40 per barrel of oil, $2.21 per MMBtu of natural gas and $23.63 per barrel of NGLs. As of September 30, 2024, our capitalized costs of oil and natural gas properties were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of September 30, 2024 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling test results in future quarters. While a 10% reduction in respective commodity prices at September 30, 2024, while all other factors remained constant, would not have generated an impairment, we cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required in the future.

Overview of Cash Flow Activities

	Three Months Ended September 30,
	2024	2023	Change
Cash flows provided by operating activities	$7,614	$4,324	$3,290
Cash flows used in investing activities	(3,002)	(1,827)	(1,175)
Cash flows used in financing activities	(4,121)	(4,118)	(3)
Net increase (decrease) in cash and cash equivalents	$491	$(1,621)	$2,112

Cash provided by operating activities for the three months ended September 30, 2024 increased $3.3 million compared to the three months ended September 30, 2023 primarily due to an increase in revenues. Total revenues increased $1.3 million as compared to the prior year period primarily due increased production volumes partially offset by lower commodity prices. Our average daily production increased 1,021 BOEPD or 15.8% from the prior year period; however our average realized price per barrel of oil equivalent (“BOE”) decreased $2.85, or 8.2% from the prior year period. Refer to “Results of Operations” below for further information.

Cash used in investing activities for the three months ended September 30, 2024 increased $1.2 million compared to the three months ended September 30, 2023 primarily due to the addition of our SCOOP/STACK properties since the prior year period and the active drilling and completion projects of our operators in the field.

Net cash flows used in financing activities were approximately $4.1 million for each of the three months ended September 30, 2024 and 2023. For each of the three months ended, September 30, 2024 and 2023, we paid $4.0 million in cash dividends to our common stockholders.

Results of Operations

Three Months Ended September 30, 2024 and 2023

We reported net income of $2.1 million and $1.5 million for the three months ended September 30, 2024 and 2023, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Three Months Ended
	September 30,
(in thousands, except per unit and per BOE amounts)	2024	2023	Variance	Variance %
Net income (loss)	$2,065	$1,474	$591	40.1%
Revenues:
Crude oil	14,737	12,616	2,121	16.8%
Natural gas	4,285	5,552	(1,267)	(22.8)%
Natural gas liquids	2,874	2,433	441	18.1%
Total revenues	21,896	20,601	1,295	6.3%
Operating costs:
Lease operating costs:
Ad valorem and production taxes	1,414	1,278	136	10.6%
Gathering, transportation and other costs	2,675	1,833	842	45.9%
Other lease operating costs	7,701	8,772	(1,071)	(12.2)%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	5,325	3,910	1,415	36.2%
Accretion of asset retirement obligations	400	352	48	13.6%
General and administrative expenses:
General and administrative	1,968	2,131	(163)	(7.6)%
Stock-based compensation	559	472	87	18.4%
Other income (expense):
Net gain (loss) on derivative contracts	1,798	—	1,798	-%
Interest and other income	57	116	(59)	(50.9)%
Interest expense	(823)	(32)	(791)	2,471.9%
Income tax (expense) benefit	(821)	(463)	(358)	77.3%

Production:
Crude oil (MBBL)	204	161	43	26.7%
Natural gas (MMCF)	2,228	2,025	203	10.0%
Natural gas liquids (MBBL)	113	95	18	18.9%
Equivalent (MBOE)(1)	688	594	94	15.8%
Average daily production (BOEPD)(1)	7,478	6,457	1,021	15.8%

Average price per unit(2):
Crude oil (BBL)	$72.24	$78.36	$(6.12)	(7.8)%
Natural gas (MCF)	1.92	2.74	(0.82)	(29.9)%
Natural Gas Liquids (BBL)	25.43	25.61	(0.18)	(0.7)%
Equivalent (BOE)(1)	31.83	34.68	(2.85)	(8.2)%

Average cost per unit:
Operating costs:
Lease operating costs:
Ad valorem and production taxes	$2.06	$2.15	$(0.09)	(4.2)%
Gathering, transportation and other costs	3.89	3.09	0.80	25.9%
Other lease operating costs	11.19	14.77	(3.58)	(24.2)%
Depletion of full cost proved oil and natural gas properties	7.74	6.58	1.16	17.6%
General and administrative expenses:
General and administrative	2.86	3.59	(0.73)	(20.3)%
Stock-based compensation	0.81	0.79	0.02	2.5%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $21.9 million and $20.6 million for the three months ended September 30, 2024 and 2023, respectively. The increase in revenues is primarily due to an increase in production volumes partially offset by the decrease in our average realized price per BOE. Average daily equivalent production increased 15.8% from 6,457 BOEPD in the prior year period to 7,478 BOEPD in the current period as a result of the acquisitions of non-operated working interests in the SCOOP/STACK properties in February 2024 and first production at our wells in the Chaveroo Field in early February 2024, which collectively increased production for the three months ended September 30, 2024 by approximately 1,600 BOEPD. The overall increase in production is partially offset by natural production declines in our other fields combined with reduced oil recovery at Delhi Field as the field experienced reduced CO2 injected volumes during the quarter. Similar to last quarter, downtime from one of the CO2 recycle compressors at Delhi Field reduced CO2 injection volumes for part of the current quarter. The compressor was replaced, and full CO2 recycling resumed in mid-July 2024. The CO2 purchase pipeline was taken offline for preventative maintenance at the end of February 2024 and has remained down since then. The operator anticipates resuming CO2 purchases in October 2025. Our average realized commodity price (excluding the impact of derivative contracts) for the three months ended September 30, 2024 decreased approximately $2.85 per BOE, or 8.2%, over the prior year period. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, inventory storage levels, basis differentials and other factors. Realized natural gas prices decreased 29.9% from the year-ago quarter, which was the largest portion of the driver of the decrease in revenues.

Lease Operating Costs

Ad valorem and production taxes were $1.4 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively. On a per unit basis, ad valorem and production taxes were $2.06 per BOE and $2.15 per BOE for the three months ended September 30, 2024 and 2023, respectively. The decrease in ad valorem and production taxes on a per BOE basis is primarily due to decreases in oil and natural gas prices since the year-ago quarter.

Gathering, transportation and other costs were $2.7 million for the three months ended September 30, 2024 compared to $1.8 million for the three months ended September 30, 2023. Costs include gathering, transportation and processing fees we incur primarily for our natural gas producing properties. The increase is primarily due to the acquisitions of non-operated working interests in the SCOOP/STACK plays in February 2024 which added $0.5 million in gathering transportation and other costs for the three months ended September 30, 2024. On a per unit basis, gathering transportation and other costs were $3.89 per BOE and $3.09 per BOE for the three months ended September 30, 2024 and 2023, respectively.

Other lease operating costs decreased $1.1 million, or 12.2%, compared to the year-ago quarter primarily due to decreased CO2 purchases at Delhi. We did not purchase any CO2 at Delhi for the three months ended September 30, 2024 compared to purchases of $1.6 million in the year-ago quarter. On a per unit basis, other lease operating costs decreased to $11.19 per BOE for the three months ended September 30, 2024 from $14.77 per BOE in the year-ago quarter.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $1.4 million or 36.2% from $3.9 million to $5.3 million for the three months ended September 30, 2024 primarily due to an increase in the depletion rate. On a per unit basis, depletion expense was $7.74 per BOE and $6.58 per BOE for the three months ended September 30, 2024 and 2023, respectively. The depletion rate of our unit of production calculation increased due to an increase in our depletable base due to our SCOOP/STACK Acquisitions and capital expenditures since the year-ago quarter.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2024 and 2023 were $2.0 million and $2.1 million, respectively. On a per unit basis, general and administrative expenses were $2.86 per BOE and $3.59 per

BOE for the three months ended September 30, 2024 and 2023, respectively. The decrease primarily relates to lower transaction and consulting fees.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended September 30, 2024 increased $0.1 million to $0.6 million compared to $0.5 million for the year-ago quarter. The increase is associated with new awards granted since the year-ago quarter.

Net Gain (Loss) on Derivative Contracts

Periodically, we utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized gains (losses) on our average realized prices for the periods presented. As a result of our SCOOP/STACK Acquisitions in February 2024 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. The decrease in forward commodity prices as of September 30, 2024, resulted in an unrealized gain on the mark-to-market of our hedges. As of September 30, 2024, we had $1.5 million derivative assets, $1.3 million of which was classified as current, and $0.5 million derivative liabilities, $0.2 million of which was classified as current.

	Three Months Ended
	September 30,
(in thousands, except per unit and per BOE amounts)	2024	2023	Variance	Variance %
Realized gain (loss) on derivative contracts	$(70)	$—	$(70)	—%
Unrealized gain (loss) on derivative contracts	1,868	—	1,868	—%
Total net gain (loss) on derivative contracts	$1,798	$—	$1,798	—%

Average realized crude oil price per BBL	$72.24	$78.36	$(6.12)	(7.8)%
Cash effect of oil derivative contracts per BBL	(0.34)	—	(0.34)	—%
Crude oil price per BBL (including impact of realized derivatives)	$71.90	$78.36	$(6.46)	(8.2)%

Average realized natural gas price per MCF	$1.92	$2.74	$(0.82)	(29.9)%
Cash effect of natural gas derivative contracts per MCF	—	—	—	—%
Natural gas price per MCF (including impact of realized derivatives)	$1.92	$2.74	$(0.82)	(29.9)%

Interest Expense

Interest expense increased $0.8 million for the three months ended September 30, 2024 compared to the prior year period primarily due to borrowings drawn on our Senior Secured Credit Facility to finance our SCOOP/STACK Acquisitions in February 2024. In addition, the weighted average interest rate on our borrowings was 8.09% for the three months ended September 30, 2024.

Income Tax (Expense) Benefit

For the three months ended September 30, 2024, we recognized income tax expense of $0.8 million on net income before income taxes of $2.9 million compared to income tax expense of $0.5 million on net income before income taxes of $1.9 million for the three months ended September 30, 2023. The effective tax rates were 28.4% and 23.9% for three months ended September 30, 2024 and 2023, respectively. The effective tax rate increased compared to the year-ago quarter as projected state income taxes have become a larger component of our overall income tax expense during the current quarter.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we select certain accounting policies and make estimates and assumptions that affect the reported amounts of the assets, liabilities, and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. These policies, together with our estimates, have a significant effect on our unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

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

Interest Rate Risk

We are exposed to changes in interest rates. Changes in interest rates affect the interest earned on our cash and cash equivalents. Additionally, any borrowings under the Senior Secured Credit Facility will bear interest, at our option, at either SOFR plus 2.80%, subject to a minimum SOFR of 0.50%, or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.00%. SOFR rates are sensitive to the period of contract and market volatility, as well as changes in forward interest rate yields. Under our current practices, we do not use interest rate derivative instruments to manage exposure to interest rate changes.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15(d)-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2024 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, during the quarter ended September 30, 2024, we have determined that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements in Item 1. Condensed Consolidated Financial Statements (Unaudited) for a description of any legal proceedings, which is incorporated herein by reference.

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2024 includes a detailed description of our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about the Company's purchases of its equity securities during the three months ended September 30, 2024.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs(2)	(in thousands)(2)
July 2024	—	$—	—	$20,403
August 2024	16,775	5.15	—	20,403
September 2024	445	5.15	—	20,403
(1)	During the three months ended September 30, 2024, all of the shares received were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.
(2)	On September 8, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will depend on a variety of factors, including management’s assessment of the intrinsic value of the Company’s shares, the market price of the Company's common stock, the Company’s capital needs and resources, general market and economic conditions, and applicable legal requirements. The value of shares authorized for repurchase by the Company's Board of Directors does not require the Company to repurchase such shares or guarantee that such shares will be repurchased, and the program may be suspended, modified, or discontinued at any time without prior notice.

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

Evolution Petroleum Corporation
Date: November 13, 2024	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director
	By:	/s/ RYAN STASH
Ryan Stash Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer