Form 10-Q
period 2024-12-31
EVOLUTION PETROLEUM CORP
filed 2025-02-12
CIK 1006655

no

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

At February 7, 2025, 34,253,898 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, except for statements of historical fact, are forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “may,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors, which may include, but are not limited to, the following:

●	our expectations of plans, strategies and objectives, including anticipated development activity and capital spending;
●	our capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength;
●	our ability to complete future acquisitions and the need for additional capital to complete future acquisitions;
●	the benefits of our multi-basin portfolio, including operational and commodity flexibility;
●	our ability to maximize cash flow and the application of excess cash flows to pay dividends;
●	estimates of our oil, natural gas and NGLs production and commodity mix;
●	anticipated oil, natural gas and NGL prices;
●	anticipated drilling and completions activity;
●	drilling and operational risks, including accidents, equipment failures, fires, and leaks of toxic or hazardous materials;
●	estimates of our oil, natural gas and NGL reserves and recoverable quantities;
●	our ability to access credit facilities and other sources of liquidity to meet financial obligations throughout commodity price cycles;
●	limitations on our ability to obtain funding based on environmental, social, and corporate governance (“ESG”) performance;
●	future interest expense;
●	our ability to manage debt and financial ratios, finance growth and comply with financial covenants;
●	the implementation and outcomes of risk management programs, including exposure to commodity price and interest rate fluctuations, the volume of oil and natural gas production hedged, and the markets or physical sales locations hedged;
●	the impact of changes in federal, state, provincial and local, rules and regulations;
●	anticipated compliance with current or proposed environmental requirements, including the costs thereof;
●	the possible impact of greenhouse gas (“GHG”) emissions limitations and renewable energy incentives;
●	adequacy of provisions for abandonment and site reclamation costs;
●	our operational and financial flexibility, discipline and ability to respond to evolving market conditions;
●	the declaration and payment of future dividends and any anticipated repurchase of our outstanding common shares;
●	the adequacy of our provision for taxes and legal claims;
●	our ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses;
●	our competitiveness relative to our peers, including with respect to capital, materials, people, assets and production;
●	oil, natural gas and NGL inventories and global demand for oil, natural gas and NGLs;
●	the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment;
●	adverse weather events;
●	anticipated staffing levels;

●	anticipated payments related to our commitments, obligations and contingencies, and the ability to satisfy the same; and
●	the possible impact of accounting and tax pronouncements, rule changes and standards.

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2024	June 30, 2024
Assets
Current assets
Cash and cash equivalents	$11,667	$6,446
Receivables from crude oil, natural gas, and natural gas liquids revenues	10,675	10,826
Derivative contract assets	1,073	596
Prepaid expenses and other current assets	3,572	3,855
Total current assets	26,987	21,723
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties, net—full-cost method of accounting, of which none were excluded from amortization	131,722	139,685

Other noncurrent assets
Derivative contract assets	250	171
Other assets	1,258	1,298
Total assets	$160,217	$162,877
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$10,771	$8,308
Accrued liabilities and other	5,249	6,239
Derivative contract liabilities	439	1,192
State and federal taxes payable	—	74
Total current liabilities	16,459	15,813
Long term liabilities
Senior secured credit facility	39,500	39,500
Deferred income taxes	6,673	6,702
Asset retirement obligations	19,993	19,209
Derivative contract liabilities	1,277	468
Operating lease liability	13	58
Total liabilities	83,915	81,750
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 34,076,846 and 33,339,535 shares as of December 31, 2024
and June 30, 2024, respectively	34	33
Additional paid-in capital	44,140	41,091
Retained earnings	32,128	40,003
Total stockholders' equity	76,302	81,127
Total liabilities and stockholders' equity	$160,217	$162,877

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenues
Crude oil	$11,763	$11,759	$26,500	$24,375
Natural gas	5,793	6,531	10,078	12,083
Natural gas liquids	2,719	2,734	5,593	5,167
Total revenues	20,275	21,024	42,171	41,625
Operating costs
Lease operating costs	12,793	12,358	24,583	24,241
Depletion, depreciation, and accretion	5,433	4,598	11,158	8,860
General and administrative expenses	2,654	2,502	5,181	5,105
Total operating costs	20,880	19,458	40,922	38,206
Income (loss) from operations	(605)	1,566	1,249	3,419
Other income (expense)
Net gain (loss) on derivative contracts	(1,219)	—	579	—
Interest and other income	52	104	109	220
Interest expense	(764)	(34)	(1,587)	(66)
Income (loss) before income taxes	(2,536)	1,636	350	3,573
Income tax (expense) benefit	711	(554)	(110)	(1,017)
Net income (loss)	$(1,825)	$1,082	$240	$2,556
Net income (loss) per common share:
Basic	$(0.06)	$0.03	$—	$0.08
Diluted	$(0.06)	$0.03	$—	$0.08
Weighted average number of common shares outstanding:
Basic	32,934	32,693	32,828	32,676
Diluted	32,934	32,900	32,994	32,940

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$240	$2,556
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	11,158	8,860
Stock-based compensation	1,218	1,036
Settlement of asset retirement obligations	(280)	—
Deferred income taxes	(29)	(642)
Unrealized (gain) loss on derivative contracts	(500)	—
Accrued settlements on derivative contracts	(57)	—
Other	(3)	3
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	(8)	(2,239)
Prepaid expenses and other current assets	435	(274)
Accounts payable, accrued liabilities and other	3,233	2,443
State and federal taxes payable	(74)	(365)
Net cash provided by operating activities	15,333	11,378
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(331)	—
Capital expenditures for oil and natural gas properties	(3,498)	(5,705)
Net cash used in investing activities	(3,829)	(5,705)
Cash flows from financing activities:
Common stock dividends paid	(8,115)	(8,034)
Common stock repurchases, including stock surrendered for tax withholding	(191)	(213)
Issuance of common stock	2,259	—
Offering costs	(236)	—
Net cash used in financing activities	(6,283)	(8,247)
Net increase (decrease) in cash and cash equivalents	5,221	(2,574)
Cash and cash equivalents, beginning of period	6,446	11,034
Cash and cash equivalents, end of period	$11,667	$8,460

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$1,709	$(142)
Oil and natural gas property costs attributable to the recognition (derecognition) of asset retirement obligations	(47)	—

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
For the Three Months Ended December 31, 2024
Balances at September 30, 2024	33,607	$34	$41,561	$38,035	$—	$79,630
Issuance of restricted common stock	92	—	—	—	—	—
Forfeitures of restricted stock	(8)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(103)	(103)
Retirements of treasury stock	(19)	—	(103)	—	103	—
Issuance of common stock	405	—	2,259	—	—	2,259
Offering costs	—	—	(236)	—	—	(236)
Stock-based compensation	—	—	659	—	—	659
Net income (loss)	—	—	—	(1,825)	—	(1,825)
Common stock dividends paid	—	—	—	(4,082)	—	(4,082)
Balances at December 31, 2024	34,077	$34	$44,140	$32,128	$—	$76,302

For the Six Months Ended December 31, 2024
Balances at June 30, 2024	33,340	$33	$41,091	$40,003	$—	$81,127
Issuance of restricted common stock	376	1	(1)	—	—	—
Forfeitures of restricted stock	(8)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(191)	(191)
Retirements of treasury stock	(36)	—	(191)	—	191	—
Issuance of common stock	405	—	2,259	—	—	2,259
Offering costs	—	—	(236)	—	—	(236)
Stock-based compensation	—	—	1,218	—	—	1,218
Net income (loss)	—	—	—	240	—	240
Common stock dividends paid	—	—	—	(8,115)	—	(8,115)
Balances at December 31, 2024	34,077	$34	$44,140	$32,128	$—	$76,302

For the Three Months Ended December 31, 2023
Balances at September 30, 2022	33,440	$33	$40,465	$49,424	$—	$89,922
Issuance of restricted common stock	84	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(108)	(108)
Retirements of treasury stock	(17)	—	(108)	—	108	—
Stock-based compensation	—	—	564	—	—	564
Net income (loss)	—	—	—	1,082	—	1,082
Common stock dividends paid	—	—	—	(4,021)	—	(4,021)
Balances at December 31, 2023	33,507	$34	$40,920	$46,485	$—	$87,439

For the Six Months Ended December 31, 2023
Balances at June 30, 2023	33,248	$33	$40,098	$51,963	$—	$92,094
Issuance of restricted common stock	288	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(213)	(213)
Retirements of treasury stock	(29)	—	(213)	—	213	—
Stock-based compensation	—	—	1,036	—	—	1,036
Net income (loss)	—	—	—	2,556	—	2,556
Common stock dividends paid	—	—	—	(8,034)	—	(8,034)
Balances at December 31, 2023	33,507	$34	$40,920	$46,485	$—	$87,439

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 increases the transparency of expense information presented in the statement of operations through disclosures of expanded disaggregation of relevant expense captions including purchases of inventory, employee compensation, depletion, depreciation, and amortization. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027 with early adoption permitted. The Company is currently evaluating ASU 2024-03 and the impact it may have to the Company’s disclosures.

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

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the SCOOP and STACK plays in central Oklahoma, the Chaveroo oilfield in Chaves and Roosevelt Counties of New Mexico, the Jonah Field in Sublette County, Wyoming, the Williston Basin in North Dakota, the Barnett Shale located in North Texas, the Hamilton Dome Field in Wyoming, and the Delhi Field in Northeast Louisiana. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provides de minimis revenue. The following table

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

disaggregates the Company’s revenues by major product for the three and six months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Revenues
Crude oil	$11,763	$11,759	$26,500	$24,375
Natural gas	5,793	6,531	10,078	12,083
Natural gas liquids	2,719	2,734	5,593	5,167
Total revenues	$20,275	$21,024	$42,171	$41,625

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

The acquired assets consist of an average net working interest of approximately 2.6%, in 263 producing wells in the SCOOP and STACK plays of the Anadarko Basin in Oklahoma.

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

As of December 31, 2024, the Company has incurred approximately $0.8 million in exchange for a 50% working interest share in the existing leases associated with five development blocks. As of December 31, 2024, the Company has participated in the drilling and completion of the first development block, consisting of three gross wells (1.5 net wells).   Drilling operations on development block two commenced in January 2025, consisting of four drilling locations.

Note 4. Property and Equipment

Property and equipment as of December 31, 2024 and June 30, 2024 consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Oil and natural gas properties
Property costs subject to amortization	$251,945	$249,559
Less: Accumulated depletion, depreciation, and impairment	(120,223)	(109,874)
Oil and natural gas properties, net	$131,722	$139,685

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the economic viability of development if proved reserves are assigned. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the full cost ceiling test limitation.

Depletion on oil and natural gas properties was $10.3 million and $8.1 million for the six months ended December 31, 2024 and 2023, respectively. During the six months ended December 31, 2024 and 2023, the Company incurred development capital expenditures of $2.2 million and $2.4 million, respectively.

At December 31, 2024, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended December 31, 2024 of the West Texas Intermediate (“WTI”) crude oil spot price of $76.32 per barrel and Henry Hub natural gas spot price of $2.13 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $22.60, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at December 31, 2024 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties and, as a result, no write-down was applicable.

At December 31, 2023, the ceiling test value of the Company’s reserves was calculated based on the first-day-of the month average for the 12-months ended December 31, 2023 of the WTI crude oil spot price of $78.21 per barrel and Henry Hub natural gas spot price of $2.63 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $31.57, which was based on historical prices received as NGLs do not have any single comparable reference index price. Using these prices, at December 31, 2023 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties and, as a result, no write-down was applicable.

Note 5. Senior Secured Credit Facility

On April 11, 2016, the Company entered into a senior secured reserve-based credit facility, as amended, (the “Senior Secured Credit Facility”) with MidFirst Bank in an amount up to $50.0 million with a current borrowing base of $50.0 million. On May 5, 2023, the Company entered into the Tenth Amendment to the Senior Secured Credit Facility extending the maturity to April 9, 2026. The Tenth Amendment also replaced the London Interbank Offered Rate (“LIBOR”) with the Secured Overnight Financing Rate (“SOFR”) plus a credit spread adjustment of 0.05% to effectively convert SOFR to a LIBOR equivalent. The borrowing base will be redetermined semiannually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company’s oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The Senior Secured Credit Facility carries a commitment fee of 0.25% per annum on the undrawn portion of the borrowing base. Any borrowings under the Senior Secured Credit Facility will bear interest, at the Company’s option, at either SOFR plus 2.80%, subject to a minimum SOFR of 0.50%, or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.00%.

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

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches or representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. As of December 31, 2024, the Company had $39.5 million borrowings outstanding under its Senior Secured Credit Facility,

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

resulting in $10.5 million of available borrowing capacity. For the six months ended December 31, 2024, the weighted average interest on borrowings under the Senior Secured Credit Facility was 7.80%. As of December 31, 2024, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

The Senior Secured Credit Facility also contains hedging requirements that apply when there is 25% or more utilization of the Margined Collateral Value, as defined under the Senior Secured Credit Facility, to the extent it exceeds the borrowing base then in effect. The Required Hedging Percentage, as defined in the Eighth Amendment to the Senior Secured Credit Facility dated November 9, 2021, provides for a tiered approach for adding hedges based on the utilization of the facility. On February 12, 2024, the Company entered into an amendment to the Senior Secured Credit Facility, which required that the Company enter into hedges for the next 12-month period, and on a rolling 12-month basis thereafter, covering expected crude oil and natural gas production from proved developed reserves, calculated separately, equal to a minimum of 40% of expected crude oil production each month, or 25% of expected crude oil and natural gas production each month over that period. Thus, the Company had the option to choose whether to hedge 40% of expected crude oil production or 25% each of expected crude oil and natural gas production.

As a result of the fall borrowing base redetermination, the utilization percentage of the Senior Secured Credit Facility increased whereby the Company will be required to hedge 50% of its expected crude oil and natural gas production. During the third quarter of fiscal year 2025, the Company will either make principal repayments of approximately $7.0 million to MidFirst, reducing the borrowings outstanding to such a level that the utilization percentage of the facility drops below 50%, or enter into additional derivative contracts to hedge at least 50% of expected crude oil and natural gas production. See Note 7, “Derivatives,” for information regarding the Company’s current derivative positions.

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

For six months ended December 31, 2024, the Company recognized income tax expense of $0.1 million and had an effective tax rate of 31.4% compared to income tax expense of $1.0 million and an effective tax rate of 28.5% for the six months ended December 31, 2023.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of December 31, 2024, the Company did not post collateral under any of its derivative contracts during the periods in which contracts were open as they were secured under the Company’s Senior Secured Credit Facility.

When the Company utilizes commodity derivative contracts, it expects to enter into deferred premium puts, costless put/call collars, fixed-price swaps, and/or basis swaps to hedge a portion of its anticipated future production. A costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract, and a purchased put that establishes a minimum price. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for the volumes under contract. Basis swaps effectively lock in a price differential between regional prices (i.e., Inside FERC’s Northwest Pipeline Corp Rocky Mountains) where the product is sold and the relevant pricing index under which the natural gas production is hedged (i.e., NYMEX Henry Hub). The Company has elected not to designate its open derivative contracts for hedge accounting. Accordingly, the Company records the net change in the mark-to-market valuation of the derivative contracts and all payments and receipts on settled derivative contracts in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations.

All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 820, Fair Value Measurement (“ASC 820”) and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of December 31, 2024 and June 30, 2024 (the “mark-to-market valuation”).

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	December 31, 2024	June 30, 2024	location	December 31, 2024	June 30, 2024
Commodity contracts	Current assets – derivative contract assets	$1,073	$596	Current liabilities – derivative contract liabilities	$439	$1,192
Commodity contracts	Other assets – derivative contract assets	250	171	Long term liabilities – derivative contract liabilities	1,277	468
Total derivatives not designated as hedging contracts under ASC 815		$1,323	$767		$1,716	$1,660

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2024 and 2023 (in thousands). “Realized gain (loss) on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)	Three Months Ended		Six Months Ended
as hedging contracts	recognized in income on	December 31,		December 31,
under ASC 815	derivative contracts	2024	2023	2024	2023
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses – net gain (loss) on derivative contracts	$149	$—	$79	$—
Unrealized gain (loss) on derivative contracts	Other income and expenses – net gain (loss) on derivative contracts	(1,368)	—	500	—
Total net gain (loss) on derivative contracts		$(1,219)	$—	$579	$—

As of December 31, 2024, the Company had the following open crude oil and natural gas derivative contracts:

			Volumes in	Swap Price per	Floor Price per	Ceiling Price per
Period	Commodity	Instrument	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL
January 2025 - March 2025	Crude Oil	Collar	42,566		$68.00	$73.77
January 2025 - June 2025	Crude Oil	Fixed-Price Swap	51,992	$73.49
April 2025 - June 2025	Crude Oil	Collar	41,601		65.00	84.00
July 2025 - December 2025	Crude Oil	Fixed-Price Swap	81,335	71.40
January 2025 - February 2025	Natural Gas	Fixed-Price Swap	312,286	3.56
January 2025 - March 2025	Natural Gas	Basis Swap	305,607	0.66
March 2025 - December 2026	Natural Gas	Fixed-Price Swap	3,170,705	3.60
January 2026 - March 2026	Natural Gas	Collar	375,481		3.60	5.00
April 2025 - December 2027	Natural Gas	Fixed-Price Swap	3,729,540	3.57

Subsequent to December 31, 2024, the Company entered into the following new crude oil derivative contracts:

			Volumes in	Swap Price per	Floor Price per	Ceiling Price per
Period	Commodity	Instrument	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL
February 2025 - March 2025	Crude Oil	Put	3,277		$75.00
February 2025 - March 2025	Crude Oil	Fixed-Price Swap	3,278	$71.02
April 2025 - December 2025	Crude Oil	Fixed-Price Swap	32,229	72.00
January 2026 - March 2026	Crude Oil	Collar	43,493		60.00	75.80

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts as of December 31, 2024 and June 30, 2024 (in thousands):

	Derivative Contracts Assets		Derivative Contracts Liabilities
Offsetting of Derivative Assets and Liabilities	December 31, 2024	June 30, 2024	December 31, 2024	June 30, 2024
Gross amounts presented in the Consolidated Balance Sheet	$1,323	$767	$1,716	$1,660
Amounts not offset in the Consolidated Balance Sheet	(688)	(497)	(688)	(497)
Net amount	$635	$270	$1,028	$1,163

The Company enters into an International Swap Dealers Association Master Agreements (“ISDA”) with each counterparty prior to a derivative contract with such counterparty. The ISDA is a standard contract that governs all derivative contracts entered into between the Company and the respective counterparty. The ISDA allows for offsetting

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented in this report. The following table, set forth by level within the fair value hierarchy, shows the Company’s financial assets and liabilities that were accounted for at fair value as of December 31, 2024 and June 30, 2024 (in thousands).

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$1,323	$—	$1,323

Liabilities
Derivative contract liabilities	$—	$1,716	$—	$1,716

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$767	$—	$767

Liabilities
Derivative contract liabilities	$—	$1,660	$—	$1,660

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

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the period ended December 31, 2024 (in thousands):

December 31, 2024
Asset retirement obligations — beginning of period	$19,411
Liabilities incurred	1
Liabilities settled and divested	(48)
Accretion of discount	809
Asset retirement obligations — end of period	20,173
Less: current asset retirement obligations	(180)
Long-term portion of asset retirement obligations	$19,993

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

Note 11. Stockholders’ Equity

Common Stock

As of December 31, 2024, the Company had 34,076,846 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of December 31, 2024, the Company has cumulatively paid over $126.6 million in cash dividends. The Company paid dividends of $8.1 million and $8.0 million to its common stockholders during the six months ended December 31, 2024 and 2023, respectively.

The following table reflects the dividends paid per share within the respective three-month periods:

	Fiscal Year
	2025	2024
Second fiscal quarter	$0.120	$0.120
First fiscal quarter	0.120	0.120

On October 21, 2024, the Company entered into an At-the-Market (“ATM”) equity Sales Agreement (the “ATM Sales Agreement”) with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which the Company may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal. During the period ended December 31, 2024, the Company sold a total of approximately 0.4 million shares of its common stock under the ATM Sales Agreement for net proceeds of approximately $2.0 million, after deducting an initial $0.2 million in fees for due diligence incurred with the offering. The Company intends to use the net proceeds from any sales of common stock for general corporate purposes, including to redeem or repay outstanding indebtedness. The Company is not obligated to sell any shares of common stock in the future.

On September 8, 2022, the Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The Company funded repurchases from working capital and cash provided by operating activities. The share repurchase program was complimentary to the existing dividend policy and was a tax efficient means to further improve shareholder return. The shares were repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The Company repurchased a total of 0.8 million shares of its common stock under the program at a total cost of approximately $4.6 million, including incremental direct transaction costs.

During the six months ended December 31, 2024 and 2023, the Company acquired treasury stock upon the ordinary course of scheduled vestings of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes all treasury stock purchases during the six months ended December 31, 2024 and 2023 (in thousands, except per share amounts):

	Six Months Ended
	December 31,
	2024	2023
Number of treasury shares acquired	36	29
Average cost per share	$5.32	$7.29
Total cost of treasury shares acquired	$191	$213

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2024, all common stock dividends for that fiscal year were treated for tax purposes as qualified dividend income to the recipients. Based on its current projections for the fiscal year ended June 30, 2025, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on the Company’s reasonable expectations as of December 31, 2024 and are subject to change based on the Company’s final tax calculations at the end of the fiscal year.

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (the “2016 Plan”) authorized the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. On December 5, 2024 shareholders approved and adopted the amendment and restatement of the 2016 Plan (hereinafter the “Amended and Restated Plan”), which increased the shares authorized for issuance under the 2016 Plan by 2.1 million shares to a maximum of 5.7 million shares. The duration of the Amended and Restated Plan is indefinite, provided that no new awards shall be made under the Amended and Restated Plan on or after the tenth anniversary of the date the stockholders approved the Amended and Restated Plan. Incentives under the Amended and Restated Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance share awards. As of December 31, 2024 and June 30, 2024, approximately 2.5 million shares and 0.9 million shares, respectively, remained available for grant under the Amended and Restated Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. During the three and six months ended December 31, 2024, the Company recognized $0.7 million and $1.2 million, respectively, related to stock-based compensation. During the three and six months ended December 31, 2023, the Company recognized $0.6 million and $1.0 million, respectively, related to stock-based compensation. Stock-based compensation expense is recorded as a component of “General and administrative expenses” on the unaudited condensed consolidated statements of operations.

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

During the six months ended December 31, 2024, the Company granted a total of 0.5 million equity awards that included 0.2 million time-vested restricted stock awards, 0.2 million performance-based restricted stock awards, and 0.1 million performance-based contingent stock units.

During the six months ended December 31, 2023, the Company granted a total of 0.4 million equity awards that included 0.2 million time-vested restricted stock awards, 0.1 million performance-based restricted stock awards, and 0.1 million of performance-based contingent stock units.

For performance-based awards granted during the six months ended December 31, 2024 and 2023, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Six Months Ended
	December 31,
	2024	2023
Weighted average fair value of performance-based awards granted	$3.90	$3.58
Risk-free interest rate	3.45%	4.87%
Expected term in years	2.78	2.77
Expected volatility	50.2%	55.0%
Dividend yield	8.4%	7.4%

Unvested restricted stock awards as of December 31, 2024 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	396,477	$6.35
Performance-based awards	417,923	5.40
Unvested at December 31, 2024	814,400	$5.86

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the restricted stock award transactions for the six months ended December 31, 2024:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Shares	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2024	628,511	6.31	$2,492	1.8
Time-vested shares granted	187,155	5.70
Performance-based shares granted	189,477	4.82
Vested	(182,316)	6.14
Forfeited	(8,427)	6.05
Unvested at December 31, 2024	814,400	$5.86	$3,317	1.9

The following table sets forth contingent restricted stock unit transactions for the six months ended December 31, 2024:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Stock Units	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2024	150,788	$2.86	$230	1.6
Performance-based awards granted	142,112	2.67
Forfeited	(3,394)	2.91
Unvested at December 31, 2024	289,506	$2.77	$484	2.1

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2024	2023	2024	2023
Numerator
Net income (loss)	$(1,825)	$1,082	$240	$2,556
Undistributed earnings allocated to unvested restricted stock	(100)	(24)	(178)	(51)
Net income (loss) for earnings per share calculation	$(1,925)	$1,058	$62	$2,505

Denominator
Weighted average number of common shares outstanding — Basic	32,934	32,693	32,828	32,676
Effect of dilutive securities:
Unvested restricted stock awards	—	171	166	225
Unvested contingent restricted stock units	—	36	—	39
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	32,934	32,900	32,994	32,940

Net income (loss) per common share — Basic	$(0.06)	$0.03	$—	$0.08
Net income (loss) per common share — Diluted	$(0.06)	$0.03	$—	$0.08

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 0.8 million for the three months ended December 31, 2024 were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive due to the net loss. Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 0.1 million for the six months ended December 31, 2024, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 0.2 million and 0.1 million for the three and six months ended December 31, 2023, respectively, were not included in the computation of diluted earning per common share because the effect would have been anti-dilutive.

In addition, unvested performance-based restricted stock awards and unvested contingent restricted stock units that would not meet the performance criteria as of the period end are excluded from the computation of diluted earnings per common share.

Note 13. Additional Financial Statement Information

Certain amounts on the unaudited condensed consolidated balance sheets are comprised of the following (in thousands):

	December 31, 2024	June 30, 2024
Prepaid expenses and other current assets:
Other receivables	$170	$19
Prepaid insurance	438	734
Prepaid federal and state income taxes	1,954	1,798
Carryback of EOR tax credit	—	347
Advances to operators	756	608
Prepaid other	254	349
Total prepaid expenses and other current assets	$3,572	$3,855

Other assets:
Deposit(1)	$1,158	$1,158
Right of use asset under operating lease	100	140
Total other assets	$1,258	$1,298

Accrued liabilities and other:
Accrued payables	$2,636	$2,570
Accrued capital expenditures	—	860
Accrued incentive and other compensation	681	945
Accrued royalties payable(2)	618	307
Accrued taxes other than federal and state income tax	918	1,062
Accrued settlements on derivative contracts	—	67
Operating lease liability	100	98
Asset retirement obligations due within one year	180	202
Accrued interest and other	116	128
Total accrued liabilities and other	$5,249	$6,239

(1)	The deposit of $1.2 million is related to a long-term gas gathering deposit with Enterprise entered into at closing of the Company’s Jonah Field properties.
(2)	Accrued royalties payable relate to royalty and owner payments in the Jonah Field as the Company takes its natural gas and NGL working interest production in-kind. See Note 2, “Revenue Recognition” for a further discussion.

Note 14. Subsequent Events

Dividend Declaration

On February 10, 2025, the Company declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on March 14, 2025 and payable on March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Liquidity and Capital Resources

Results of Operations

Critical Accounting Policies

Commonly Used Terms

“Current quarter” refers to the three months ended December 31, 2024, our second quarter of fiscal year 2025.

“Year-ago quarter” refers to the three months ended December 31, 2023, our second quarter of fiscal year 2024.

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

During the six months ended December 31, 2024, crude oil, natural gas and NGL production increased 13% compared to the year-ago period due to our recent acquisitions and development drilling activities since the year-ago period. Our crude oil, natural gas and NGL revenues had a modest increase of 1% over the same period despite our increase in production volumes due to declines in commodity prices. Our lease operating costs for the six months ended December 31, 2024 have decreased 10%, or $2.13 per BOE, compared to the year-ago period. See below for a further discussion around our results of operations and cash flow activities.

Recent Developments

Dividend Declaration

On February 10, 2025, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable March 31, 2025.

At-the-Market (“ATM”) Equity Sales Program

On October 21, 2024, we entered into an ATM equity Sales Agreement (the “ATM Sales Agreement”) with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal. During the period ended December 31, 2024, we sold a total of approximately 0.4 million shares of our common stock under the ATM Sales Agreement for net proceeds of approximately $2.0 million, after deducting an initial $0.2 million in fees for due diligence incurred with the offering. We intend to use the net proceeds from any sales of common stock for general corporate purposes, including to redeem or repay outstanding indebtedness. We are not obligated to sell any shares of common stock in the future.

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

Liquidity and Capital Resources

As of December 31, 2024, we had $11.7 million in cash and cash equivalents and $39.5 million outstanding borrowings on our Senior Secured Credit Facility compared to $6.4 million in cash and cash equivalents and $39.5 million borrowings outstanding on our Senior Secured Credit Facility at June 30, 2024. Our primary sources of liquidity and capital resources during the six months ended December 31, 2024 were cash provided by operations. Our primary uses of liquidity and capital resources for the three months ended December 31, 2024 were our cash dividend payments to our common stockholders and development capital expenditures. As of December 31, 2024, working capital was $10.5 million, an increase of $4.6 million from working capital of $5.9 million as of June 30, 2024.

The Senior Secured Credit Facility has a maximum capacity of $50.0 million subject to a borrowing base determined by the lender based on the value of our oil and natural gas properties. The Senior Secured Credit Facility has a current borrowing base of $50.0 million, with $39.5 million drawn as of December 31, 2024. The Senior Secured Credit Facility is secured by substantially all of our oil and natural gas properties and matures on April 9, 2026.

Borrowings bear interest, at our option, at either the SOFR plus 2.80% or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%.  For the six months ended December 31, 2024, the weighted average interest on our borrowings was 7.80%. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of December 31, 2024, we were in compliance with all covenants under the Senior Secured Credit Facility.

The Senior Secured Credit Facility contains hedging requirements that apply when there is 25% or more utilization of the Margined Collateral Value, as defined under the Senior Secured Credit Facility, to the extent it exceeds the borrowing base then in effect. The Required Hedging Percentage, as defined in the Eighth Amendment to the Senior Secured Credit Facility dated November 9, 2021, provides for a tiered approach for adding hedges based on the utilization of the facility. On February 12, 2024, in conjunction with the Scoop/Stack Acquisitions, we entered into an amendment to the Senior Secured Credit Facility, which required us to enter into hedges for the next 12-month period, and on a rolling 12-month basis thereafter, covering expected crude oil and natural gas production from proved developed reserves, calculated separately, equal to a minimum of 40% of expected crude oil production each month, or

25% each of expected crude oil and natural gas production each month over that period. Thus, we had the option to choose whether to hedge 40% of expected crude oil production or 25% each of expected crude oil and natural gas production. As of December 31, 2024, we were in compliance with the hedging requirements under the Senior Secured Credit Facility.

The Senior Secured Credit Facility requires for redeterminations of the borrowing base to occur semi-annually. At each redetermination, the Margined Collateral Value is updated based on the estimated value of our oil and natural gas properties, which includes our proved developed reserves, proved undeveloped reserves, and other relevant factors consistent with customary oil and natural gas lending criteria. As a result of our fall borrowing base redetermination, the utilization percentage of our Senior Secured Credit Facility increased whereby we will be required to hedge 50% of our expected crude oil and natural gas production. During the third quarter of fiscal year 2025, we will either make principal repayments of approximately $7.0 million to MidFirst, reducing our borrowings outstanding to such a level that the utilization percentage of the facility drops below 50% or enter into additional derivative contracts to hedge at least 50% of expected crude oil and natural gas production.

We have historically funded operations through cash from operations and working capital. Our primary source of cash is the sale of produced crude oil, natural gas, and NGLs. A portion of these cash flows is used to fund capital expenditures and pay cash dividends to shareholders. We expect to fund near-future capital development activities for our properties with cash flows from operating activities, existing working capital and, as needed, borrowings under our Senior Secured Credit Facility and proceeds from the ATM Sales Agreement (as described in “Recent Developments” above).

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility, totaling $10.5 million as of December 31, 2024. We also have an effective shelf registration statement with the SEC under which we may issue up to $500.0 million of new debt or equity securities.

On October 21, 2024, we entered into an ATM Sales Agreement with Roth Capital Partners, LLC as our Lead Agent, Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal. During the period ended December 31, 2024, we sold a total of approximately 0.4 million shares of our common stock under the ATM Sales Agreement for net proceeds of approximately $2.0 million, after deducting an initial $0.2 million in fees for due diligence incurred with the offering; however, we are not obligated to sell any shares of common stock in the future.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 45 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, as appropriate. On February 10, 2025, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on March 14, 2025 and payable on March 31, 2025.

Capital Expenditures

During the six months ending December 31, 2024, we incurred $2.2 million on development capital expenditures. During the first half of fiscal 2025, capital spending occurred at our fields, including at SCOOP/STACK where our operators are actively drilling and have brought 10 gross wells online during the fiscal year. Based on discussions with our operators, we expect capital workover projects to continue in most of our fields throughout the year.

Overall, for fiscal year 2025, we expect budgeted capital expenditures to be in the range of $12.5 million to $14.5 million, which excludes any potential acquisitions. Our expected capital expenditures for fiscal year 2025 include the 10 gross wells brought online at SCOOP/STACK during the first six months of the fiscal year, discussed above, and bringing an additional eight gross wells online during the remainder of the year. It also includes the drilling and completion of four new gross wells at Chaveroo Field for development block two, which commenced drilling operations in January 2025, and the drilling and completion of one new well at Delhi Field Test Site V.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of December 31, 2024 were $76.32 per barrel of oil, $2.13 per MMBtu of natural gas and $22.60 per barrel of NGLs. As of December 31, 2024, our capitalized costs of oil and natural gas properties were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of December 31, 2024 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling test results in future quarters. While using the crude oil and natural gas price for January 1, 2025 of $72.44 per barrel and $3.40 per MMBtu, and holding it constant for two months to create a trailing 12-month period of average prices (which is more reflective of recent price trends) would not generate an impairment under our ceiling test limitation, we cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required in the future.

Overview of Cash Flow Activities

	Six Months Ended December 31,
	2024	2023	Change
Cash flows provided by operating activities	$15,333	$11,378	$3,955
Cash flows used in investing activities	(3,829)	(5,705)	1,876
Cash flows used in financing activities	(6,283)	(8,247)	1,964
Net increase (decrease) in cash and cash equivalents	$5,221	$(2,574)	$7,795

Cash provided by operating activities for the six months ended December 31, 2024 increased $4.0 million compared to the six months ended December 31, 2023 primarily due to an increase in revenues and changes in the timing of our working capital. Total revenues increased $0.5 million as compared to the prior year period primarily due increased production volumes partially offset by lower commodity prices. Our average daily production increased 832 BOEPD or 13.0% from the prior year period; however our average realized price per barrel of oil equivalent (“BOE”) decreased $3.68, or 10.4% from the prior year period. Refer to “Results of Operations” below for further information.

Cash used in investing activities for the six months ended December 31, 2024 decreased $1.9 million compared to the six months ended December 31, 2023 primarily due to the participation of our drilling and completion of three gross wells in the Chaveroo Field in the prior year partially offset by the addition of our SCOOP/STACK properties and associated development capital expenditures since the prior year period.

Net cash flows used in financing activities for the six months ended December 31, 2024 decreased $2.0 million compared to the six months ended December 31, 2023 primarily due to proceeds received from the sale of our common stock under our ATM Sales Agreement. For the six months ended, December 31, 2024, we paid $8.1 million in cash dividends to our common stockholders and received net proceeds from the sale of common stock under the ATM Sales Agreement of approximately $2.0 million, after deducting and initial $0.2 million of fees for due diligence incurred with the offering. For the six months ended December 31, 2023, we paid $8.0 million in cash dividends to our common stockholders.

Results of Operations

Three Months Ended December 31, 2024 and 2023

We reported a net loss of $1.8 million and net income of $1.1 million for the three months ended December 31, 2024 and 2023, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Three Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2024	2023	Variance	Variance %
Net income (loss)	$(1,825)	$1,082	$(2,907)	(268.7)%
Revenues:
Crude oil	11,763	11,759	4	—%
Natural gas	5,793	6,531	(738)	(11.3)%
Natural gas liquids	2,719	2,734	(15)	(0.5)%
Total revenues	20,275	21,024	(749)	(3.6)%
Operating costs:
Lease operating costs:
Ad valorem and production taxes	1,441	1,272	169	13.3%
Gathering, transportation, and other costs	2,889	2,496	393	15.7%
Other lease operating costs	8,463	8,590	(127)	(1.5)%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	5,024	4,238	786	18.5%
Accretion of asset retirement obligations	409	360	49	13.6%
General and administrative expenses:
General and administrative	1,995	1,938	57	2.9%
Stock-based compensation	659	564	95	16.8%
Other income (expense):
Net gain (loss) on derivative contracts	(1,219)	—	(1,219)	—%
Interest and other income	52	104	(52)	(50.0)%
Interest expense	(764)	(34)	(730)	2,147.1%
Income tax (expense) benefit	711	(554)	1,265	(228.3)%

Production:
Crude oil (MBBL)	179	159	20	12.6%
Natural gas (MMCF)	2,125	1,951	174	8.9%
Natural gas liquids (MBBL)	105	96	9	9.4%
Equivalent (MBOE)(1)	638	580	58	10.0%
Average daily production (BOEPD)(1)	6,935	6,304	631	10.0%

Average price per unit(2):
Crude oil (BBL)	$65.72	$73.96	$(8.24)	(11.1)%
Natural gas (MCF)	2.73	3.35	(0.62)	(18.5)%
Natural Gas Liquids (BBL)	25.90	28.48	(2.58)	(9.1)%
Equivalent (BOE)(1)	31.78	36.25	(4.47)	(12.3)%

Average cost per unit:
Operating costs:
Lease operating costs:
Ad valorem and production taxes	2.26	2.19	0.07	3.2%
Gathering, transportation, and other costs	4.53	4.30	0.23	5.3%
Other lease operating costs	13.26	14.81	(1.55)	(10.5)%
Depletion of full cost proved oil and natural gas properties	7.87	7.31	0.56	7.7%
General and administrative expenses:
General and administrative	3.13	3.34	(0.21)	(6.3)%
Stock-based compensation	1.03	0.97	0.06	6.2%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $20.3 million and $21.0 million for the three months ended December 31, 2024 and 2023, respectively. The decrease in revenues is due to a decrease in our average realized price per BOE partially offset by an increase in production volumes. Our average realized commodity price (excluding the impact of derivative contracts) for the three months ended December 31, 2024 decreased approximately $4.47 per BOE, or 12.3%, over the prior year quarter. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, inventory storage levels, basis differentials and other factors. Realized natural gas prices decreased 18.5% from the year-ago quarter, which was the primary driver of the decrease in revenues. Average daily equivalent production increased 10.0% from 6,304 BOEPD in the prior year quarter to 6,935 BOEPD in the current quarter as a result of the acquisitions of non-operated working interests in the SCOOP/STACK plays in February 2024 and first production of our wells at Chaveroo Field in early February 2024, which collectively increased production for the three months ended December 31, 2024 by approximately 1,200 BOEPD. The overall increase in production is partially offset by natural production declines in our other fields, as well as temporary reductions in oil sales at Williston Basin, where crude oil was left in tanks at quarter-end, combined with reduced oil recovery at Delhi Field as the field experienced a reduction in CO2 injection volumes since the prior year period due to downtime from compressors and the CO2 purchase pipeline taken offline.

Lease Operating Costs

Ad valorem and production taxes were $1.4 million and $1.3 million for the three months ended December 31, 2024 and 2023, respectively. The increase in ad valorem and production taxes is primarily due to increases in ad valorem tax rates at Barnett Shale. On a per unit basis, ad valorem and production taxes were $2.26 per BOE and $2.19 per BOE for the three months ended December 31, 2024 and 2023, respectively.

Gathering, transportation and other costs were $2.9 million for the three months ended December 31, 2024 compared to $2.5 million for the three months ended December 31, 2023. Costs include gathering, transportation and processing fees we incur primarily for our natural gas producing properties. The increase is primarily due to the acquisitions of non-operated working interests in the SCOOP/STACK plays in February 2024 which added $0.5 million in gathering transportation and other costs for the three months ended December 31, 2024. On a per unit basis, gathering transportation and other costs were $4.53 per BOE and $4.30 per BOE for the three months ended December 31, 2024 and 2023, respectively.

Other lease operating costs were $8.5 million for the three months ended December 31, 2024 compared to $8.6 million for the three months ended December 31, 2023. Other lease operating costs decreased primarily due to reduced CO2 purchases at Delhi. CO2 purchases resumed in late October of 2024 and we had net purchases of $1.1 million in CO2 for the three months ended December 31, 2024 compared to net purchases of $1.6 million in the year-ago quarter. Partially offsetting the reduction in CO2 purchases were cost increases due to the acquisitions of non-operated working interests in the SCOOP/STACK plays in February 2024 and the addition of wells drilled since our acquisitions which collectively added $0.4 million in other lease operating costs. On a per unit basis, other lease operating costs were $13.26 per BOE and $14.81 per BOE for the three months ended December 31, 2024 and 2023, respectively.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $0.8 million or 18.5% from $4.2 million to $5.0 million for the three months ended December 31, 2024 primarily due to an increase in the depletion rate and the addition of depletable assets. On a per unit basis, depletion expense was $7.87 per BOE and $7.31 per BOE for the three months ended December 31, 2024 and 2023, respectively. The depletion rate of our unit of production calculation increased due to an increase in our depletable base due to our SCOOP/STACK Acquisitions and capital expenditures since the year-ago quarter.

General and Administrative Expenses

General and administrative expenses for the three months ended December 31, 2024 and 2023 were $2.0 million and $1.9 million, respectively. On a per unit basis, general and administrative expenses were $3.13 per BOE and $3.34 per

BOE for the three months ended December 31, 2024 and 2023, respectively. The decrease on a per unit basis is the primarily result of the increase in production for the current year quarter.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended December 31, 2024 increased $0.1 million to $0.7 million compared to $0.6 million for the year-ago quarter. The increase is associated with new awards granted since the year-ago quarter.

Net Gain (Loss) on Derivative Contracts

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized gains (losses) on our average realized prices for the periods presented. As a result of our SCOOP/STACK Acquisitions in February 2024 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. The increase in forward commodity prices as of December 31, 2024 from the prior quarter, resulted in an unrealized loss on the mark-to-market of our hedges for the three months ended December 31, 2024. As of December 31, 2024, we had $1.3 million derivative assets, $1.1 million of which was classified as current, and $1.7 million derivative liabilities, $0.4 million of which was classified as current.

	Three Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2024	2023	Variance	Variance %
Realized gain (loss) on derivative contracts	$149	$—	$149	—%
Unrealized gain (loss) on derivative contracts	(1,368)	—	(1,368)	—%
Total net gain (loss) on derivative contracts	$(1,219)	$—	$(1,219)	—%

Average realized crude oil price per BBL	$65.72	$73.96	$(8.24)	(11.1)%
Cash effect of oil derivative contracts per BBL	0.83	—	0.83	—%
Crude oil price per BBL (including impact of realized derivatives)	$66.55	$73.96	$(7.41)	(10.0)%

Average realized natural gas price per MCF	$2.73	$3.35	$(0.62)	(18.5)%
Cash effect of natural gas derivative contracts per MCF	—	—	—	—%
Natural gas price per MCF (including impact of realized derivatives)	$2.73	$3.35	$(0.62)	(18.5)%

Interest Expense

Interest expense increased $0.7 million for the three months ended December 31, 2024 compared to the prior year period primarily due to borrowings drawn on our Senior Secured Credit Facility to finance our SCOOP/STACK Acquisitions in February 2024.

Income Tax (Expense) Benefit

For the three months ended December 31, 2024, we recognized income tax benefit of $0.7 million on net loss before income taxes of $2.5 million compared to income tax expense of $0.6 million on net income before income taxes of $1.6 million for the three months ended December 31, 2023. The effective tax rates were 28.0% and 33.9% for three months ended December 31, 2024 and 2023, respectively.

Six Months Ended December 31, 2024 and 2023

We reported net income of $0.2 million and $2.6 million for the six months ended December 31, 2024 and 2023, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Six Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2024	2023	Variance	Variance %
Net income (loss)	$240	$2,556	$(2,316)	(90.6)%
Revenues:
Crude oil	26,500	24,375	2,125	8.7%
Natural gas	10,078	12,083	(2,005)	(16.6)%
Natural gas liquids	5,593	5,167	426	8.2%
Total revenues	42,171	41,625	546	1.3%
Operating costs:
Lease operating costs:
Ad valorem and production taxes	2,855	2,550	305	12.0%
Gathering, transportation, and other costs	5,679	4,399	1,280	29.1%
Other lease operating costs	16,049	17,292	(1,243)	(7.2)%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	10,349	8,148	2,201	27.0%
Accretion of asset retirement obligations	809	712	97	13.6%
General and administrative expenses:
General and administrative	3,963	4,069	(106)	(2.6)%
Stock-based compensation	1,218	1,036	182	17.6%
Other income (expense):
Net gain (loss) on derivative contracts	579	—	579	—%
Interest and other income	109	220	(111)	(50.5)%
Interest expense	(1,587)	(66)	(1,521)	2,304.5%
Income tax (expense) benefit	(110)	(1,017)	907	(89.2)%

Production:
Crude oil (MBBL)	383	320	63	19.7%
Natural gas (MMCF)	4,353	3,976	377	9.5%
Natural gas liquids (MBBL)	218	191	27	14.1%
Equivalent (MBOE)(1)	1,327	1,174	153	13.0%
Average daily production (BOEPD)(1)	7,212	6,380	832	13.0%

Average price per unit(2):
Crude oil (BBL)	$69.19	$76.17	$(6.98)	(9.2)%
Natural gas (MCF)	2.32	3.04	(0.72)	(23.7)%
Natural Gas Liquids (BBL)	25.66	27.05	(1.39)	(5.1)%
Equivalent (BOE)(1)	31.78	35.46	(3.68)	(10.4)%

Average cost per unit:
Operating costs:
Lease operating costs:
Ad valorem and production taxes	$2.15	$2.17	$(0.02)	(0.9)%
Gathering, transportation, and other costs	4.28	3.75	0.53	14.1%
Other lease operating costs	12.09	14.73	(2.64)	(17.9)%
Depletion of full cost proved oil and natural gas properties	7.80	6.94	0.86	12.4%
General and administrative expenses:
General and administrative	2.99	3.47	(0.48)	(13.8)%
Stock-based compensation	0.92	0.88	0.04	4.5%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $42.2 million and $41.6 million for the six months ended December 31, 2024 and 2023, respectively. The increase in revenues is primarily due to an increase in production volumes partially offset by the decrease in our average realized price per BOE. Average daily equivalent production increased 13.0% from 6,380 BOEPD in the prior year period to 7,212 BOEPD in the current period as a result of the SCOOP/STACK Acquisitions in February 2024 and first production of our wells at Chaveroo Field in early February 2024, which collectively increased production for the six months ended December 31, 2024 by approximately 1,400 BOEPD. The overall increase in production is partially offset by natural production declines in our other fields combined with reduced oil recovery at Delhi Field as the field experienced reduced CO2 injected volumes during the current period as compared to the prior year period. The CO2 purchase pipeline was taken offline for preventative maintenance at the end of February 2024 and CO2 purchases were not resumed until late October 2024. Our average realized commodity price (excluding the impact of derivative contracts) for the six months ended December 31, 2024 decreased approximately $3.68 per BOE, or 10.4%, over the prior year period. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, inventory storage levels, basis differentials and other factors. Realized natural gas prices decreased 23.7% from the six months ended December 31, 2023, which was the primary driver of the decreased revenues.

Lease Operating Costs

Ad valorem and production taxes were $2.9 million and $2.6 million for the six months ended December 31, 2024 and 2023, respectively. The increase in ad valorem and production taxes is primarily due to our SCOOP/STACK Acquisitions since the prior year period. On a per unit basis, ad valorem and production taxes were $2.15 per BOE and $2.17 per BOE for the six months ended December 31, 2024 and 2023, respectively. The slight decrease on a per BOE basis is a result of the increase in production for the current year period.

Gathering, transportation and other costs were $5.7 million for the six months ended December 31, 2024 compared to $4.4 million for the six months ended December 31, 2023. Costs include gathering, transportation and processing fees we incur primarily for our natural gas producing properties. The increase is primarily due to the acquisitions of non-operated working interests in the SCOOP/STACK plays in February 2024 which added $1.0 million in gathering, transportation and other costs for the six months ended December 31, 2024. On a per unit basis, gathering, transportation and other costs were $4.28 per BOE and $3.75 per BOE for the six months ended December 31, 2024 and 2023, respectively.

Other lease operating costs were $16.0 million for the six months ended December 31, 2024 compared to $17.3 million for the six months ended December 31, 2023. Other lease operating costs decreased primarily due to reduced CO2 purchases at Delhi. CO2 purchases resumed in late October of 2024 and we had net purchases $1.1 million of CO2 for the six months ended December 31, 2024 compared to net purchases of $3.2 million in the year-ago period. Partially offsetting the reduction in CO2 purchases were cost increases due to the acquisitions of non-operated working interests in the SCOOP/STACK plays in February 2024 and the addition of wells drilled since acquisitions which collectively added $0.8 million in other lease operating costs. On a per unit basis, other lease operating costs decreased to $12.09 per BOE for the six months ended December 31, 2024 from $14.73 per BOE in the six months ended December 31, 2023.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $2.2 million or 27.0% from $8.1 million to $10.3 million for the six months ended December 31, 2024 primarily due to an increase in the depletion rate and increase in depletable assets. On a per unit basis, depletion expense was $7.80 per BOE and $6.94 per BOE for the six months ended December 31, 2024 and 2023, respectively. The depletion rate of our unit of production calculation increased due to an increase in our depletable base due to our SCOOP/STACK Acquisitions and capital expenditures since the year-ago period.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2024 and 2023 were $4.0 million and $4.1 million, respectively. The decrease primarily relates to lower transaction and consulting fees. On a per unit basis, general and administrative expenses were $2.99 per BOE and $3.47 per BOE for the six months ended December 31, 2024 and 2023, respectively. In addition to lower transaction and consulting fees, the increase in production for the current year period further reduced general and administrative expense on per BOE basis.

Stock-based Compensation Expense

Stock-based compensation expense for the six months ended December 31, 2024 increased $0.2 million to $1.2 million compared to $1.0 million for the year-ago period. The increase is associated with new awards granted since the year-ago period.

Net Gain (Loss) on Derivative Contracts

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized gains (losses) on our average realized prices for the periods presented. As a result of our SCOOP/STACK Acquisitions in February 2024 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. The decrease in forward commodity prices as of December 31, 2024 as compared to June 30, 2024, resulted in an unrealized gain on the mark-to-market of our hedges for the six months ended December 31, 2024. As of December 31, 2024, we had $1.3 million derivative assets, $1.1 million of which was classified as current, and $1.7 million derivative liabilities, $0.4 million of which was classified as current.

	Six Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2024	2023	Variance	Variance %
Realized gain (loss) on derivative contracts	$79	$—	$79	—%
Unrealized gain (loss) on derivative contracts	500	—	500	—%
Total net gain (loss) on derivative contracts	$579	$—	$579	—%

Average realized crude oil price per BBL	$69.19	$76.17	$(6.98)	(9.2)%
Cash effect of oil derivative contracts per BBL	0.21	—	0.21	—%
Crude oil price per BBL (including impact of realized derivatives)	$69.40	$76.17	$(6.77)	(8.9)%

Average realized natural gas price per MCF	$2.32	$3.04	$(0.72)	(23.7)%
Cash effect of natural gas derivative contracts per MCF	—	—	—	—%
Natural gas price per MCF (including impact of realized derivatives)	$2.32	$3.04	$(0.72)	(23.7)%

Interest Expense

Interest expense increased $1.5 million for the six months ended December 31, 2024 compared to the prior year period primarily due to borrowings drawn on our Senior Secured Credit Facility to finance our SCOOP/STACK Acquisitions in February 2024. The weighted average interest rate on our borrowings was 7.80% for the six months ended December 31, 2024.

Income Tax (Expense) Benefit

For the six months ended December 31, 2024, we recognized income tax expense of $0.1 million on net income before income taxes of $0.4 million compared to income tax expense of $1.0 million on net income before income taxes of $3.6 million for the six months ended December 31, 2023. The effective tax rates were 31.4% and 28.5% for six months ended December 31, 2024 and 2023, respectively. The effective tax rate increased compared to the year-ago period as projected state income taxes have become a larger component of our overall income tax expense during the current period.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. For the derivative contracts settled during fiscal 2025 and 2024, we did not post collateral. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 7, “Derivatives” to our unaudited condensed consolidated financial statements for more details.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15(d)-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2024 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, during the quarter ended December 31, 2024, we have determined that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about the Company's purchases of its equity securities during the three months ended December 31, 2024.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs(2)	(in thousands)(2)
October 2024	1,298	$5.26	—	$20,403
November 2024	17,363	5.49	—	20,403
December 2024	—	—	—	—
(1)	During the three months ended December 31, 2024, all of the shares received were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.
(2)	On September 8, 2022, the Company’s Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On December 5, 2024, shareholders approved and adopted the amendment and restatement of the Evolution Petroleum Corporation 2016 Equity Incentive Plan (hereinafter the “Amended and Restated Plan”) which increased the shares authorized for issuance under the 2016 Plan by 2.1 million shares to a maximum of 5.7 million shares. The duration of the Amended and Restated Plan is indefinite, provided that no new awards shall be made under the Amended and Restated Plan on or after the tenth anniversary of the date the stockholders approved the Amended and Restated Plan. Incentives under the Amended and Restated Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance share awards. The foregoing description of the Amended and Restated Plan is subject to, and qualified in its entirety by, the full text of the Amended and Restated Plan filed as Exhibit 4.3 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

The following documents are included as exhibits to the Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

3.1		Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed February 8, 2023).
3.3		Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10- filed September 13, 2023)
4.3†	*	Amended and Restated 2016 Equity Incentive Plan
10.2.12*		Letter Agreement to the Credit Agreement dated January 6, 2025 between Evolution Petroleum Corporation and MidFirst Bank
31.1**		Certification of Principal Executive Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**		Certification of Principal Financial Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*		Inline XBRL Instance Document
101.SCH*		Inline XBRL Taxonomy Extension Schema Document
101.CAL*		Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*		Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*		Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*		Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Attached hereto.

** Furnished herewith.

† Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evolution Petroleum Corporation
Date: February 12, 2025	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director
	By:	/s/ RYAN STASH
Ryan Stash Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer