Form 10-Q
period 2025-03-31
EVOLUTION PETROLEUM CORP
filed 2025-05-14
CIK 1006655

no

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

At May 9, 2025, 34,307,640 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigations Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, except for statements of historical fact, are forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “may,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors, which may include, but are not limited to, the following:

●	our expectations of plans, strategies and objectives, including anticipated development activity and capital spending;
●	our capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength;
●	our ability to complete future acquisitions and the need for additional capital to complete future acquisitions;
●	the benefits of our multi-basin portfolio, including operational and commodity flexibility;
●	our ability to maximize cash flow and the application of excess cash flows to pay dividends;
●	estimates of our oil, natural gas and NGLs production and commodity mix;
●	anticipated oil, natural gas and NGL prices;
●	anticipated drilling and completions activity;
●	drilling and operational risks, including accidents, equipment failures, fires, and leaks of toxic or hazardous materials;
●	estimates of our oil, natural gas and NGL reserves and recoverable quantities;
●	our ability to access, extend and increase our credit facility and the availability of other sources of liquidity to meet financial obligations throughout commodity price cycles;
●	limitations on our ability to obtain funding based on environmental, social, and corporate governance (“ESG”) performance;
●	future interest expense;
●	our ability to manage debt and financial ratios, finance growth and comply with financial covenants;
●	the implementation and outcomes of risk management programs, including exposure to commodity price and interest rate fluctuations, the volume of oil and natural gas production hedged, and the markets or physical sales locations hedged;
●	the impact of changes in federal, state, provincial and local, rules and regulations;
●	anticipated compliance with current or proposed environmental requirements, including the costs thereof;
●	the possible impact of greenhouse gas (“GHG”) emissions limitations and renewable energy incentives;
●	adequacy of provisions for abandonment and site reclamation costs;
●	our operational and financial flexibility, discipline and ability to respond to evolving market conditions;
●	the declaration and payment of future dividends and any anticipated repurchase of our outstanding common shares;
●	the adequacy of our provision for taxes and legal claims;
●	our ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses;
●	our competitiveness relative to our peers, including with respect to capital, materials, people, assets and production;
●	oil, natural gas and NGL inventories and global demand for oil, natural gas and NGLs;
●	the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment;
●	adverse weather events;
●	anticipated staffing levels;

●	anticipated payments related to our commitments, obligations and contingencies, and the ability to satisfy the same; and
●	the possible impact of accounting and tax pronouncements, rule changes and standards.

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2025	June 30, 2024
Assets
Current assets
Cash and cash equivalents	$5,601	$6,446
Receivables from crude oil, natural gas, and natural gas liquids revenues	10,707	10,826
Derivative contract assets	828	596
Prepaid expenses and other current assets	2,658	3,855
Total current assets	19,794	21,723
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties, net—full-cost method of accounting, of which none were excluded from amortization	133,514	139,685

Other noncurrent assets
Derivative contract assets	48	171
Other assets	3,038	1,298
Total assets	$156,394	$162,877
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,977	$8,308
Accrued liabilities and other	7,092	6,239
Derivative contract liabilities	3,453	1,192
State and federal taxes payable	—	74
Total current liabilities	22,522	15,813
Long term liabilities
Senior secured credit facility	35,500	39,500
Deferred income taxes	4,572	6,702
Asset retirement obligations	20,398	19,209
Derivative contract liabilities	1,742	468
Operating lease liability	—	58
Total liabilities	84,734	81,750
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 34,284,369 and 33,339,535 shares as of March 31, 2025
and June 30, 2024, respectively	34	33
Additional paid-in capital	45,786	41,091
Retained earnings	25,840	40,003
Total stockholders' equity	71,660	81,127
Total liabilities and stockholders' equity	$156,394	$162,877

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenues
Crude oil	$11,769	$14,538	$38,269	$38,913
Natural gas	7,790	5,860	17,868	17,943
Natural gas liquids	3,002	2,627	8,595	7,794
Total revenues	22,561	23,025	64,732	64,650
Operating costs
Lease operating costs	13,388	12,624	37,971	36,865
Depletion, depreciation, and accretion	5,014	5,900	16,172	14,760
General and administrative expenses	2,573	2,417	7,754	7,522
Total operating costs	20,975	20,941	61,897	59,147
Income (loss) from operations	1,586	2,084	2,835	5,503
Other income (expense)
Net gain (loss) on derivative contracts	(3,802)	(1,183)	(3,223)	(1,183)
Interest and other income	55	63	164	283
Interest expense	(705)	(518)	(2,292)	(584)
Income (loss) before income taxes	(2,866)	446	(2,516)	4,019
Income tax (expense) benefit	687	(157)	577	(1,174)
Net income (loss)	$(2,179)	$289	$(1,939)	$2,845
Net income (loss) per common share:
Basic	$(0.07)	$0.01	$(0.07)	$0.09
Diluted	$(0.07)	$0.01	$(0.07)	$0.08
Weighted average number of common shares outstanding:
Basic	33,433	32,702	33,027	32,692
Diluted	33,433	32,854	33,027	32,920

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(1,939)	$2,845
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	16,172	14,760
Stock-based compensation	1,860	1,585
Settlement of asset retirement obligations	(346)	(19)
Deferred income taxes	(2,130)	124
Unrealized (gain) loss on derivative contracts	3,426	1,063
Accrued settlements on derivative contracts	(114)	94
Other	(7)	—
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	(34)	(4,734)
Prepaid expenses and other current assets	1,400	(1,425)
Accounts payable, accrued liabilities and other	4,382	814
State and federal taxes payable	(74)	(365)
Net cash provided by operating activities	22,596	14,742
Cash flows from investing activities:
Acquisition deposits	(1,800)	—
Acquisition of oil and natural gas properties	(351)	(43,788)
Capital expenditures for oil and natural gas properties	(7,902)	(8,353)
Net cash used in investing activities	(10,053)	(52,141)
Cash flows from financing activities:
Common stock dividends paid	(12,224)	(12,037)
Common stock repurchases, including stock surrendered for tax withholding	(262)	(1,031)
Borrowings under senior secured credit facility	—	42,500
Repayments of senior secured credit facility	(4,000)	—
Issuance of common stock	3,404	—
Offering costs	(306)	—
Net cash provided by (used in) financing activities	(13,388)	29,432
Net increase (decrease) in cash and cash equivalents	(845)	(7,967)
Cash and cash equivalents, beginning of period	6,446	11,034
Cash and cash equivalents, end of period	$5,601	$3,067

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$(384)	$2,193
Oil and natural gas property costs attributable to the recognition (derecognition) of asset retirement obligations	(229)	90

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
For the Three Months Ended March 31, 2025
Balances at December 31, 2024	34,077	$34	$44,140	$32,128	$—	$76,302
Issuance of restricted common stock	—	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(71)	(71)
Retirements of treasury stock	(14)	—	(71)	—	71	—
Issuance of common stock	221	—	1,145	—	—	1,145
Offering costs	—	—	(70)	—	—	(70)
Stock-based compensation	—	—	642	—	—	642
Net income (loss)	—	—	—	(2,179)	—	(2,179)
Common stock dividends paid	—	—	—	(4,109)	—	(4,109)
Balances at March 31, 2025	34,284	$34	$45,786	$25,840	$—	$71,660

For the Nine Months Ended March 31, 2025
Balances at June 30, 2024	33,340	$33	$41,091	$40,003	$—	$81,127
Issuance of restricted common stock	376	—	—	—	—	—
Forfeitures of restricted stock	(8)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(262)	(262)
Retirements of treasury stock	(50)	—	(262)	—	262	—
Issuance of common stock	626	1	3,403	—	—	3,404
Offering costs	—	—	(306)	—	—	(306)
Stock-based compensation	—	—	1,860	—	—	1,860
Net income (loss)	—	—	—	(1,939)	—	(1,939)
Common stock dividends paid	—	—	—	(12,224)	—	(12,224)
Balances at March 31, 2025	34,284	$34	$45,786	$25,840	$—	$71,660

For the Three Months Ended March 31, 2024
Balances at December 31, 2023	33,507	$34	$40,920	$46,485	$—	$87,439
Issuance of restricted common stock	5	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(818)	(818)
Retirements of treasury stock	(152)	(1)	(817)	—	818	—
Stock-based compensation	—	—	549	—	—	549
Net income (loss)	—	—	—	289	—	289
Common stock dividends paid	—	—	—	(4,003)	—	(4,003)
Balances at March 31, 2024	33,360	$33	$40,652	$42,771	$—	$83,456

For the Nine Months Ended March 31, 2024
Balances at June 30, 2023	33,248	$33	$40,098	$51,963	$—	$92,094
Issuance of restricted common stock	293	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(1,031)	(1,031)
Retirements of treasury stock	(181)	(1)	(1,030)	—	1,031	—
Stock-based compensation	—	—	1,585	—	—	1,585
Net income (loss)	—	—	—	2,845	—	2,845
Common stock dividends paid	—	—	—	(12,037)	—	(12,037)
Balances at March 31, 2024	33,360	$33	$40,652	$42,771	$—	$83,456

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

The Company’s oil and natural gas properties consist of non-operated interests in the following areas: the SCOOP and STACK plays of the Anadarko Basin located in central Oklahoma; the Chaveroo Field in Chaves and Roosevelt Counties of New Mexico; the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field located in Hot Springs County, Wyoming, a secondary oil recovery field utilizing water injection wells to pressurize the reservoir; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana, a CO2 enhanced oil recovery project; as well as small overriding royalty interests in four onshore Texas wells.

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

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the SCOOP and STACK plays in central Oklahoma, the Chaveroo Field in Chaves and Roosevelt Counties of New Mexico, the Jonah Field in Sublette County, Wyoming, the Williston Basin in North Dakota, the Barnett Shale located in North Texas, the Hamilton Dome Field in Wyoming, and the Delhi Field in Northeast Louisiana. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provides de minimis revenue. The following table

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

disaggregates the Company’s revenues by major product for the three and nine months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Revenues
Crude oil	$11,769	$14,538	$38,269	$38,913
Natural gas	7,790	5,860	17,868	17,943
Natural gas liquids	3,002	2,627	8,595	7,794
Total revenues	$22,561	$23,025	$64,732	$64,650

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Acquisitions

SCOOP/STACK Acquisitions

On February 12, 2024, the Company closed the acquisitions of certain non-operated oil and natural gas assets in the SCOOP and STACK plays in central Oklahoma (the “SCOOP/STACK Acquisitions”) from Red Sky Resources III, LLC, Red Sky Resources IV, LLC, and Coriolis Energy Partners I, LLC. After including customary closing adjustments and an effective date of November 1, 2023, total combined cash consideration for the SCOOP/STACK Acquisitions was approximately $39.1 million, which includes $43.9 million paid at closing less purchase price adjustments totaling approximately $4.8 million related to net cash flows received on the properties subsequent to closing. The Company accounted for these transactions as asset acquisitions and allocated the combined purchase price (including $0.3 million of transaction costs) to proved oil and natural gas properties. In addition, the Company recognized $0.1 million in non-cash asset retirement obligations, the estimated net present value of future net retirement costs. The transactions were funded with cash on hand and $42.5 million in borrowings under the Company’s Senior Secured Credit Facility.

The acquired assets consist of an average net working interest of approximately 2.6%, in 266 producing wells in the SCOOP and STACK plays of the Anadarko Basin in Oklahoma.

Chaveroo Field Participation Agreement

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

As of March 31, 2025, the Company has incurred approximately $0.8 million in exchange for a 50% working interest share in the existing leases associated with five development blocks. As of March 31, 2025, the Company has participated in the drilling and completion of the first development block, consisting of three gross wells (1.5 net wells). Drilling operations on development block two commenced in January 2025 and completion activities began at the end of March 2025. Development block two consists of four drilling locations which came online at the end of April 2025.

Note 4. Property and Equipment

Property and equipment as of March 31, 2025 and June 30, 2024 consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Oil and natural gas properties
Property costs subject to amortization	$258,344	$249,559
Less: Accumulated depletion, depreciation, and impairment	(124,830)	(109,874)
Oil and natural gas properties, net	$133,514	$139,685

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

Depletion on oil and natural gas properties was $15.0 million and $13.7 million for the nine months ended March 31, 2025 and 2024, respectively. During the nine months ended March 31, 2025 and 2024, the Company incurred development capital expenditures of $8.8 million and $9.4 million, respectively.

At March 31, 2025, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2025 of the West Texas Intermediate (“WTI”) crude oil spot price of $75.33 per barrel and Henry Hub natural gas spot price of $2.45 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $22.38, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at March 31, 2025 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties and, as a result, no write-down was applicable.

At March 31, 2024, the ceiling test value of the Company’s reserves was calculated based on the first-day-of the month average for the 12-months ended March 31, 2024 of the WTI crude oil spot price of $77.64 per barrel and Henry Hub natural gas spot price of $2.44 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $29.88, which was based on historical prices received as NGLs do not have any single comparable reference index price. Using these prices, at March 31, 2024 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties and, as a result, no write-down was applicable.

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

The Company may elect, at its option, to prepay any outstanding borrowings under the Senior Secured Credit Facility without premium or penalty. Amounts outstanding under the Senior Secured Credit Facility are guaranteed by the Company’s direct and indirect subsidiaries and secured by a security interest in substantially all of the properties of the Company and its subsidiaries.

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches or representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. As of March 31, 2025, the Company had $35.5 million borrowings outstanding under its Senior Secured Credit Facility, resulting in $14.5 million of available borrowing capacity. For the nine months ended March 31, 2025 and 2024, the weighted average interest on borrowings under the Senior Secured Credit Facility was 7.59% and 8.13%,

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

respectively. As of March 31, 2025, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

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

On March 7, 2025, in conjunction with the spring redetermination, the Company entered into a letter agreement with MidFirst Bank, which allows for the option to hedge 72% of expected natural gas production rather than hedging 25% of expected crude oil production in each month of the calendar year ending December, 31, 2026, as long as the Company remains in the 25% required hedging tier. See Note 7, “Derivatives,” for a listing of all crude oil and natural gas derivative contracts the Company has entered into.

Note 6. Income Taxes

The Company files a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits, nor any accrued interest or penalties associated with unrecognized tax benefits during the periods presented in the unaudited condensed consolidated financial statements. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the fiscal years ended June 30, 2021 through June 30, 2024 for federal tax purposes and for the fiscal years ended June 30, 2019 through June 30, 2024 for state tax purposes. To the extent the Company utilizes net operating losses (“NOLs”) generated in earlier years, such earlier years may also be subject to audit.

For nine months ended March 31, 2025, the Company recognized an income tax benefit of $0.6 million and had an effective tax rate of 22.9% compared to income tax expense of $1.2 million and an effective tax rate of 29.2% for the nine months ended March 31, 2024.

The Company’s effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the states of Louisiana, Oklahoma, North Dakota and Texas, percentage depletion in excess of basis, and other permanent differences. For both periods, the respective statutory federal tax rate was 21%. During the current fiscal year, the Company saw a decrease in its effective tax rate due to expected tax credits from marginal natural gas wells in calendar year 2024.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

hedge strategies and objectives may change significantly as its operational profile changes or as required under the Senior Secured Credit Facility. The Company does not enter into derivative contracts for speculative trading purposes.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of March 31, 2025, the Company did not post collateral under any of its derivative contracts during the periods in which contracts were open as they were secured under the Company’s Senior Secured Credit Facility.

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

All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 820, Fair Value Measurement (“ASC 820”) and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of March 31, 2025 and June 30, 2024 (the “mark-to-market valuation”).

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of March 31, 2025 and June 30, 2024 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	March 31, 2025	June 30, 2024	location	March 31, 2025	June 30, 2024
Commodity contracts	Current assets - derivative contract assets	$828	$596	Current liabilities - derivative contract liabilities	$3,453	$1,192
Commodity contracts	Other assets - derivative contract assets	48	171	Long term liabilities - derivative contract liabilities	1,742	468
Total derivatives not designated as hedging contracts under ASC 815		$876	$767		$5,195	$1,660

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2025 and 2024 (in thousands). “Realized gain (loss) on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)	Three Months Ended		Nine Months Ended
as hedging contracts	recognized in income on	March 31,		March 31,
under ASC 815	derivative contracts	2025	2024	2025	2024
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$124	$(120)	$203	$(120)
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	(3,926)	(1,063)	(3,426)	(1,063)
Total net gain (loss) on derivative contracts		$(3,802)	$(1,183)	$(3,223)	$(1,183)

As of March 31, 2025, the Company had the following open crude oil and natural gas derivative contracts:

			Volumes in	Swap Price per	Floor Price per	Ceiling Price per
Period	Commodity	Instrument	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL
April 2025 - June 2025	Crude Oil	Fixed-Price Swap	25,571	$73.49
April 2025 - June 2025	Crude Oil	Collar	41,601		65.00	84.00
April 2025 - December 2025	Crude Oil	Fixed-Price Swap	32,229	72.00
July 2025 - December 2025	Crude Oil	Fixed-Price Swap	81,335	71.40
January 2026 - March 2026	Crude Oil	Collar	43,493		60.00	75.80
April 2025 - December 2025	Natural Gas	Collar	681,271		4.00	4.95
April 2025 - December 2026	Natural Gas	Fixed-Price Swap	3,010,069	3.60
January 2026 - March 2026	Natural Gas	Collar	375,481		3.60	5.00
April 2025 - December 2027	Natural Gas	Fixed-Price Swap	3,729,540	3.57

Subsequent to March 31, 2025, the Company entered into the following new crude oil and natural gas derivative contracts:

			Volumes in	Swap Price per	Floor Price per	Ceiling Price per
Period	Commodity	Instrument	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL
April 2026 - June 2026	Crude Oil	Fixed-Price Swap	17,106	$60.40
January 2026 - March 2026	Natural Gas	Collar	213,251		$4.00	$5.39
April 2026 - October 2026	Natural Gas	Collar	433,428		3.50	4.55

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts as of March 31, 2025 and June 30, 2024 (in thousands):

	Derivative Contracts Assets		Derivative Contracts Liabilities
Offsetting of Derivative Assets and Liabilities	March 31, 2025	June 30, 2024	March 31, 2025	June 30, 2024
Gross amounts presented in the Consolidated Balance Sheet	$876	$767	$5,195	$1,660
Amounts not offset in the Consolidated Balance Sheet	(876)	(497)	(876)	(497)
Net amount	$—	$270	$4,319	$1,163

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

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented in this report. The following table, set forth by level within the fair value hierarchy, shows the Company’s financial assets and liabilities that were accounted for at fair value as of March 31, 2025 and June 30, 2024 (in thousands).

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$876	$—	$876

Liabilities
Derivative contract liabilities	$—	$5,195	$—	$5,195

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$767	$—	$767

Liabilities
Derivative contract liabilities	$—	$1,660	$—	$1,660

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

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the period ended March 31, 2025 (in thousands):

March 31, 2025
Asset retirement obligations — beginning of period	$19,411
Liabilities incurred	1
Liabilities settled and divested	(230)
Accretion of discount	1,216
Asset retirement obligations — end of period	20,398
Less: current asset retirement obligations	—
Long-term portion of asset retirement obligations	$20,398

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

Note 11. Stockholders’ Equity

Common Stock

As of March 31, 2025, the Company had 34,284,369 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of March 31, 2025, the Company has cumulatively paid over $130.7 million in cash dividends. The Company paid dividends of $12.2 million and $12.0 million to its common stockholders during the nine months ended March 31, 2025 and 2024, respectively.

The following table reflects the dividends paid per share within the respective three-month periods:

	Fiscal Year
	2025	2024
Third fiscal quarter	$0.120	$0.120
Second fiscal quarter	0.120	0.120
First fiscal quarter	0.120	0.120

On October 21, 2024, the Company entered into an At-the-Market (“ATM”) equity Sales Agreement (the “ATM Sales Agreement”) with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which the Company may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal. During the nine months ended March 31, 2025, the Company sold a total of approximately 0.6 million shares of its common stock under the ATM Sales Agreement for net proceeds of approximately $3.1 million, after deducting $0.3 million in offering costs. The Company intends to use the net proceeds from any sales of common stock for general corporate purposes, including to redeem or repay outstanding indebtedness. The Company is not obligated to sell any shares of common stock in the future.

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

In November 2023, the Company entered into a Rule 10b5-1 plan that authorizes a broker to repurchase shares in the open market subject to pre-defined limitations on trading volume and price. The plan was effective until June 30, 2024, and had a maximum authorized amount of $0.8 million over that period. During the three and nine months ended March 31, 2024, 0.1 million shares of the Company’s common stock were repurchased under the plan at a total cost of approximately $0.8 million, including incremental direct transaction costs. These treasury shares were subsequently

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

cancelled.

During the nine months ended March 31, 2025 and 2024, the Company acquired treasury stock upon the ordinary course of scheduled vestings of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting.

The following table summarizes all treasury stock purchases during the nine months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Nine Months Ended
	March 31,
	2025	2024
Number of treasury shares acquired(1)	50	181
Average cost per share(1)	$5.26	$5.70
Total cost of treasury shares acquired	$262	$1,031
(1)	For the nine months ended March 31, 2024, includes 140,672 shares repurchased under the Company’s share repurchase program for a weighted average price of $5.33 per share.

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2024, all common stock dividends for that fiscal year were treated for tax purposes as qualified dividend income to the recipients. Based on its current projections for the fiscal year ended June 30, 2025, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on the Company’s reasonable expectations as of March 31, 2025 and are subject to change based on the Company’s final tax calculations at the end of the fiscal year.

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (the “2016 Plan”) authorized the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. On December 5, 2024 shareholders approved and adopted the amendment and restatement of the 2016 Plan (hereinafter the “Amended and Restated Plan”), which increased the shares authorized for issuance under the 2016 Plan by 2.1 million shares to a maximum of 5.7 million shares. The duration of the Amended and Restated Plan is indefinite, provided that no new awards shall be made under the Amended and Restated Plan on or after the tenth anniversary of the date the stockholders approved the Amended and Restated Plan. Incentives under the Amended and Restated Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and performance share awards. As of March 31, 2025 and June 30, 2024, approximately 2.5 million shares and 0.9 million shares, respectively, remained available for grant under the Amended and Restated Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. During the three and nine months ended March 31, 2025, the Company recognized $0.6 million and $1.9 million, respectively, related to stock-based compensation. During the three and nine months ended March 31, 2024, the Company recognized $0.5 million and $1.6 million, respectively, related to stock-based compensation. Stock-based compensation expense is recorded as a component of “General and administrative expenses” on the unaudited condensed consolidated statements of operations.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended March 31, 2025, the Company granted a total of 0.5 million equity awards that included 0.2 million time-vested restricted stock awards, 0.2 million performance-based restricted stock awards, and 0.1 million performance-based contingent stock units.

During the nine months ended March 31, 2024, the Company granted a total of 0.4 million equity awards that included 0.2 million time-vested restricted stock awards, 0.1 million performance-based restricted stock awards, and 0.1 million of performance-based contingent stock units.

For performance-based awards granted during the nine months ended March 31, 2025 and 2024, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Nine Months Ended
	March 31,
	2025	2024
Weighted average fair value of performance-based awards granted	$3.90	$3.58
Risk-free interest rate	3.45%	4.87%
Expected term in years	2.78	2.77
Expected volatility	50.2%	55.0%
Dividend yield	8.4%	7.4%

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unvested restricted stock awards as of March 31, 2025 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	358,977	$6.33
Performance-based awards	417,923	5.40
Unvested at March 31, 2025	776,900	$5.83

The following table sets forth the restricted stock award transactions for the nine months ended March 31, 2025:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Shares	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2024	628,511	6.31	$2,492	1.8
Time-vested shares granted	187,155	5.70
Performance-based shares granted	189,477	4.82
Vested	(219,816)	6.22
Forfeited	(8,427)	6.05
Unvested at March 31, 2025	776,900	$5.83	$2,747	1.7

The following table sets forth contingent restricted stock unit transactions for the nine months ended March 31, 2025:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Stock Units	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2024	150,788	$2.86	$230	1.6
Performance-based awards granted	142,112	2.67
Forfeited	(3,394)	2.91
Unvested at March 31, 2025	289,506	$2.77	$412	1.9

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Numerator
Net income (loss)	$(2,179)	$289	$(1,939)	$2,845
Undistributed earnings allocated to unvested restricted stock	(96)	(6)	(274)	(58)
Net income (loss) for earnings per share calculation	$(2,275)	$283	$(2,213)	$2,787

Denominator
Weighted average number of common shares outstanding — Basic	33,433	32,702	33,027	32,692
Effect of dilutive securities:
Unvested restricted stock awards	—	124	—	192
Unvested contingent restricted stock units	—	28	—	36
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,433	32,854	33,027	32,920

Net income (loss) per common share — Basic	$(0.07)	$0.01	$(0.07)	$0.09
Net income (loss) per common share — Diluted	$(0.07)	$0.01	$(0.07)	$0.08

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 0.8 million for the each of the three and nine months ended March 31, 2025 were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive due to the net loss.

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 0.1 million for each of the three and nine months ended March 31, 2024, were not included in the computation of diluted earning per common share because the effect would have been anti-dilutive.

In addition, unvested performance-based restricted stock awards and unvested contingent restricted stock units that would not meet the performance criteria as of the period end are excluded from the computation of diluted earnings per common share.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Additional Financial Statement Information

Certain amounts on the unaudited condensed consolidated balance sheets are comprised of the following (in thousands):

	March 31, 2025	June 30, 2024
Prepaid expenses and other current assets:
Other receivables	$222	$19
Prepaid insurance	269	734
Prepaid federal and state income taxes	1,003	1,798
Carryback of EOR tax credit	—	347
Advances to operators	676	608
Prepaid other	488	349
Total prepaid expenses and other current assets	$2,658	$3,855

Other assets:
Deposit(1)	$1,158	$1,158
Acquisition deposits	1,800	—
Right of use asset under operating lease	80	140
Total other assets	$3,038	$1,298

Accrued liabilities and other:
Accrued payables	$2,183	$2,570
Accrued capital expenditures	1,863	860
Accrued incentive and other compensation	1,014	945
Accrued royalties payable(2)	604	307
Accrued taxes other than federal and state income tax	1,231	1,062
Accrued settlements on derivative contracts	—	67
Operating lease liability	89	98
Asset retirement obligations due within one year	—	202
Accrued interest and other	108	128
Total accrued liabilities and other	$7,092	$6,239

(1)	The deposit of $1.2 million is related to a long-term gas gathering deposit with Enterprise entered into at closing of the Company’s Jonah Field properties.
(2)	Accrued royalties payable relate to royalty and owner payments in the Jonah Field as the Company takes its natural gas and NGL working interest production in-kind. See Note 2, “Revenue Recognition” for a further discussion.

Note 14. Subsequent Events

Purchase of Non-operated Oil and Natural Gas Assets

On April 14, 2025, the Company closed the acquisition of non-operating working interests in certain oil and natural gas wells located primarily in Lea, Eddy and Chaves Counties, New Mexico and Stephens County, Texas (the “TexMex Acquisition”) from a private seller. In March 2025, the Company made a deposit of $1.8 million with the seller to acquire the assets. The total purchase price for the TexMex Acquisition was approximately $9.0 million before customary post-closing adjustments, with an effective date of February 1, 2025. The Company funded the balance of the purchase price for the TexMex Acquisition in April 2025 through a combination of cash on hand and borrowings under its Senior Secured Credit Facility.

The TexMex Acquisition includes an average working interest of 42.2% and an average revenue interest of 35.2% in approximately 600 wells.

Dividend Declaration

On May 12, 2025, the Company declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on June 13, 2025 and payable on June 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Liquidity and Capital Resources

Results of Operations

Critical Accounting Policies

Commonly Used Terms

“Current quarter” refers to the three months ended March 31, 2025, our third quarter of fiscal year 2025.

“Year-ago quarter” refers to the three months ended March 31, 2024, our third quarter of fiscal year 2024.

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

Our oil and natural gas properties consist of non-operated interests in the SCOOP and STACK plays of the Anadarko Basin located in central Oklahoma; the Chaveroo Field in Chaves and Roosevelt Counties of New Mexico; Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field located in Hot Springs County, Wyoming; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana; and small overriding royalty interests in four onshore central Texas wells.

Our non-operated interests in the SCOOP and STACK plays consist of oil and natural gas producing properties in the Anadarko basin, where we hold approximately 2.6% average net working interest and approximately 2.0% average net revenue interests located on approximately 103,700 gross or 4,200 net acres (approximately 96% held by production), across Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties in Oklahoma. The oil and natural gas properties are operated by Continental Resources, Inc., Ovintiv USA Inc. and EOG Resources, Inc. with approximately 40% of wells operated by other operators. Production from our SCOOP/STACK properties for the nine months ended March 31, 2025 is comprised of 50% natural gas, 34% crude oil, and 16% NGLs.

Our non-operated interests in the Chaveroo Field consist of a 50% net working interest, with an average associated 41% revenue interest, in approximately 3,200 gross or 1,600 net acres all held by production, associated with five development blocks with the right to acquire the same working interest in additional development locations and associated acreage at a fixed price. The field is operated by PEDEVCO Corp. (“PEDEVCO”). Production from our Chaveroo Field properties for the nine months ended March 31, 2025 is comprised of 100% crude oil.

Our non-operated interests in the Jonah Field, a natural gas and NGL property in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 5,300 gross or 950 net acres all held by production. The properties are operated by Jonah Energy. Production from our Jonah Field properties for the nine months ended March 31, 2025 is comprised of 90% natural gas, 5% crude oil, and 5% NGLs.

Our non-operated interests in the Williston Basin, an oil and natural gas producing property, consist of approximately 39% average net working interest and approximately 33% average net revenue interest located on approximately 141,400 gross or 42,200 net acres (approximately 95% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are operated by Foundation Energy Management. Production from our Williston Basin properties for the nine months ended March 31, 2025 is comprised of 77% crude oil, 13% NGL, and 10% natural gas.

Our non-operated interests in the Barnett Shale, a natural gas and NGL producing shale reservoir, consist of approximately 17% average net working interest and approximately 14% average net revenue interest (inclusive of small overriding royalty interests). The approximately 123,800 gross or 21,000 net acres are held by production across nine North Texas counties. The oil and natural gas properties are primarily operated by Diversified Energy Company with approximately 10% of wells operated by six other operators. Production from our Barnett Shale properties for the nine months ended March 31, 2025 is comprised of 74% natural gas, 25% NGLs, and 1% crude oil.

Our non-operated interests in the Hamilton Dome Field, a secondary recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% average net working interest, with an associated 20% average net revenue interest (inclusive of a small overriding royalty interest). The approximately 5,900 gross acre unitized field, of which we hold approximately 1,400 net acres, is operated by Merit Energy Company, who owns the majority of the remaining working interest in the Hamilton Dome Field. The Hamilton Dome Field is located in the southwest region of the Big Horn Basin in northwest Wyoming. Production from our Hamilton Dome Field properties for the nine months ended March 31, 2025 is comprised of 100% crude oil.

Our non-operated interests in the Delhi Field, a CO2-EOR project, consist of approximately 24% average net working interest, with an associated 19% revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC, a subsidiary of Exxon Mobil Corporation. The approximately 13,600 gross acre unitized Delhi Field, of which we hold approximately 3,200 net acres, is located in northeast Louisiana in Franklin, Madison, and Richland Parishes. Production from our Delhi Field properties for the nine months ended March 31, 2025 is comprised of 77% crude oil and 23% NGL.

During the nine months ended March 31, 2025, crude oil, natural gas and NGL production increased 5% compared to the year-ago period due to our recent acquisitions and development drilling activities since the year-ago period. Our crude oil, natural gas and NGL revenues remained flat over the same period despite our increase in production volumes due to declines in commodity prices. Our lease operating costs for the nine months ended March 31, 2025 have increased 3% in total, but decreased $0.45 per BOE due to increased production, compared to the year-ago period.

Of particular note, the Company’s financial results were adversely impacted by net unrealized losses on derivative contracts of $3.9 million and $3.4 million for the three and nine months ended March 31, 2025. The unrealized losses on derivative contracts are non-cash charges incurred at a point in time, due to the mark-to-market valuation of our hedges for future periods based on current forward price curves. The mark-to-market is also reflected as derivative contract assets and liabilities on the Company’s unaudited condensed consolidated balance sheets. Continued volatility in commodity markets will also cause volatility in the valuation of our derivative contracts. Financial hedges are a requirement under our Senior Secured Credit Facility and help establish commodity price floors, contributing to stable cash flows when the derivative contracts are settled, thereby supporting our dividend strategy. See below for a further discussion around our results of operations and cash flow activities.

Recent Developments

Dividend Declaration

On May 12, 2025, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable June 30, 2025.

Purchase of Non-operated Oil and Natural Gas Assets

On April 14, 2025, we closed the acquisition of non-operating working interests in certain long life oil and natural gas wells located primarily in Lea, Eddy and Chaves Counties, New Mexico and Stephens County, Texas (the “TexMex Acquisition”) from a private seller. In March 2025, we made a deposit of $1.8 million with the seller to acquire the assets. The total purchase price for the TexMex Acquisition was approximately $9.0 million before customary post-closing adjustments, with an effective date of February 1, 2025. We funded the balance of the purchase price for the TexMex Acquisition in April 2025 with a combination of cash on hand and borrowings under our Senior Secured Credit Facility.

The TexMex Acquisition includes an average working interest of 42.2% and an average revenue interest of 35.2% in approximately 600 wells. The current net daily production of the acquired assets is approximately 440 BOEPD, based on the average for the three months ended March 31, 2025, with a commodity split of 60% oil and 40% natural gas.

At-the-Market (“ATM”) Equity Sales Program

On October 21, 2024, we entered into an ATM equity Sales Agreement (the “ATM Sales Agreement”) with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal. During the nine months ended March 31, 2025, we sold a total of approximately 0.6 million shares of our common stock under the ATM Sales Agreement for net proceeds of approximately $3.1 million, after deducting $0.3 million in offering costs. We intend to use the net proceeds from any sales of common stock for general corporate purposes, including to redeem or repay outstanding indebtedness. We are not obligated to sell any shares of common stock in the future.

Risks and uncertainties

The oil and natural gas industry is a global market impacted by many factors, such as government regulations, particularly in the areas of tariffs, trade sanctions, taxation, energy, climate change and the environment, geopolitical instability and armed conflicts (including between Russia and Ukraine and in the Middle East between Israel and Gaza), demand in Asian and European markets, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since it is a primary heating source.

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

Given the dynamic nature of these factors and events, we cannot reasonably estimate the period of time that certain market conditions will persist. Continuing volatility in political, trade, regulatory and economic conditions could impact supply and demand fundamentals, and any related declines in crude oil, natural gas, and NGL prices could lead to proved property impairments in the future. Future impairments of proved properties are difficult to predict, especially in a volatile price environment.

Liquidity and Capital Resources

As of March 31, 2025, we had $5.6 million in cash and cash equivalents and $35.5 million outstanding borrowings on our Senior Secured Credit Facility compared to $6.4 million in cash and cash equivalents and $39.5 million borrowings outstanding on our Senior Secured Credit Facility at June 30, 2024. Our primary sources of liquidity and capital resources during the nine months ended March 31, 2025 were cash provided by operations and net proceeds from the ATM Sales Agreement. Our primary uses of liquidity and capital resources for the nine months ended March 31, 2025 were cash dividend payments to our common stockholders, repayments of borrowings under our Senior Secured Credit Facility, deposit made for the TexMex Acquisition, and development capital expenditures. As of March 31, 2025, working capital was a deficit of $2.7 million primarily due to our current derivative contracts, which vary quarter-to-quarter based on forecasted commodity prices at the end of each quarter, as well as current payables associated with our active drilling in the Chaveroo Field. As of June 30, 2024, working capital was $5.9 million.

The Senior Secured Credit Facility has a maximum capacity of $50.0 million subject to a borrowing base determined by the lender based on the value of our oil and natural gas properties. The Senior Secured Credit Facility has a current borrowing base of $50.0 million, with $35.5 million drawn as of March 31, 2025. The Senior Secured Credit Facility is secured by substantially all of our oil and natural gas properties and matures on April 9, 2026. We have received approval from our lender, MidFirst Bank, to extend the maturity of our existing Senior Secured Credit Facility to April 2028 and increase their total commitments from $50.0 million to $55.0 million.  Also, we expect to receive $10.0 million in additional commitments from a new lender, Prism Bank, bringing our total commitments to $65.0 million.  We expect all other terms to remain substantially the same and anticipate closing on the facility during our fiscal fourth quarter.

Borrowings bear interest, at our option, at either the SOFR plus 2.80% or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%.  For the nine months ended March 31, 2025 and 2024, the weighted average interest on our borrowings was 7.59% and 8.13%, respectively. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of March 31, 2025, we were in compliance with all covenants under the Senior Secured Credit Facility.

The Senior Secured Credit Facility contains hedging requirements that apply when there is 25% or more utilization of the Margined Collateral Value, as defined under the Senior Secured Credit Facility, to the extent it exceeds the borrowing base then in effect. The Required Hedging Percentage, as defined in the Eighth Amendment to the Senior Secured Credit Facility dated November 9, 2021, provides for a tiered approach for adding hedges based on the utilization of the facility. The Senior Secured Credit Facility requires for redeterminations of the borrowing base to occur semi-annually. At each redetermination, the Margined Collateral Value is updated based on the estimated value of our oil and natural gas properties, which includes our proved developed reserves, proved undeveloped reserves, and other relevant factors consistent with customary oil and natural gas lending criteria. On March 7, 2025, in conjunction with the spring redetermination, we entered into a letter agreement with MidFirst Bank, which allows us the option to hedge 72% of expected natural gas production rather than hedging 25% of expected crude oil production in each month for the calendar year ending December 31, 2026, as long as we remain in the 25% required hedging tier. As of March 31, 2025, we were in compliance with the hedging requirements under the Senior Secured Credit Facility.

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

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility, totaling $14.5 million as of March 31, 2025. We also have an effective shelf registration statement with the SEC under which we may issue up to $500.0 million of new debt or equity securities.

On October 21, 2024, we entered into an ATM Sales Agreement with Roth Capital Partners, LLC as our Lead Agent, Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal. During the nine months ended March 31, 2025, we sold a total of approximately 0.6 million shares of our common stock under the ATM Sales Agreement for net proceeds of approximately $3.1 million, after deducting $0.3 million in offering costs; however, we are not obligated to sell any shares of common stock in the future.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 46 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, as appropriate. Periodically, the Board of Directors reviews the dividend level, taking into account dividend stability, historical cash flow performance, financial strength of the Company, and future outlook. On May 12, 2025, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on June 13, 2025 and payable on June 30, 2025.

Capital Expenditures

During the nine months ending March 31, 2025, we incurred $8.8 million on development capital expenditures. A majority of our spending occurred at Chaveroo Field, where we are actively participating in four gross drilling locations and at SCOOP/STACK, where our operators have brought 13 gross (0.14 net) wells online during the fiscal year. Based on discussions with our operators, we expect capital workover projects to continue in most of our fields throughout the remainder of the year as well as further drilling at SCOOP/STACK.

Overall, for fiscal year 2025, we expect budgeted capital expenditures to be in the range of $12.5 million to $14.5 million, which excludes any potential acquisitions. Our expected capital expenditures for fiscal year 2025 include the 13 gross (0.14 net) wells brought online at SCOOP/STACK during the first nine months of the fiscal year, discussed above, with an additional five gross (0.02 net) wells in progress. It also includes the drilling and completion of four gross (1.64 net) wells at Chaveroo Field for development block two, which began production at the end of April 2025.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of March 31, 2025 were $75.33 per barrel of oil, $2.45 per MMBtu of natural gas and $22.38 per barrel of NGLs. As of March 31, 2025, our capitalized costs of oil and natural gas properties were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of March 31, 2025 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling test results in future quarters. While using the crude oil and natural gas price for April 1, 2025 of $71.61 per barrel and $4.11 per MMBtu and May 1, 2025 of $59.24 per barrel and $3.33 per MMbtu, and holding the May prices constant for one month to create a trailing 12-month period of average prices (which is more reflective of recent price trends) would not generate an impairment under our ceiling test limitation, we cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required in the future.

Overview of Cash Flow Activities

	Nine Months Ended March 31,
	2025	2024	Change
Cash flows provided by operating activities	$22,596	$14,742	$7,854
Cash flows used in investing activities	(10,053)	(52,141)	42,088
Cash flows provided by (used in) financing activities	(13,388)	29,432	(42,820)
Net increase (decrease) in cash and cash equivalents	$(845)	$(7,967)	$7,122

Cash provided by operating activities for the nine months ended March 31, 2025 increased $7.9 million compared to the nine months ended March 31, 2024 primarily due to changes in the timing of our working capital. Cash flows provided by operating activities before changes in working capital for the nine months ended March 31, 2025 decreased $3.5 million compared to the nine months ended March 31, 2024 primarily due to increases in our lease operating costs and interest expense for the comparable periods. Refer to “Results of Operations” below for further information.

Cash used in investing activities for the nine months ended March 31, 2025 decreased $42.1 million compared to the nine months ended March 31, 2024 primarily due to the SCOOP/STACK Acquisitions in February 2024 together with the timing of drilling and completing our Chaveroo development block one in the prior year as compared to this year, partially offset by the deposit we made for the TexMex Acquisition in the current year.

Net cash flows used in financing activities for the nine months ended March 31, 2025 were $13.4 million compared to net cash flows provided by financing activities of $29.4 million for the nine months ended March 31, 2024. For the nine months ended, March 31, 2025, we paid $12.2 million in cash dividends to our common stockholders, repaid $4.0 million of borrowings under our Senior Secured Credit Facility, and received net proceeds from the sale of common stock under the ATM Sales Agreement of approximately $3.1 million, after deducting $0.3 million in offering costs. For the nine months ended March 31, 2024, we borrowed $42.5 million under our Senior Secured Credit Facility to finance our SCOOP/STACK Acquisitions which was partially offset by $12.0 million in cash dividends to our common stockholders together with $0.8 million paid to repurchase shares of our common stock under our share repurchase plan.

Results of Operations

Three Months Ended December 31, 2024 and 2023

We reported a net loss of $2.2 million and net income of $0.3 million for the three months ended March 31, 2025 and 2024, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Three Months Ended
	March 31,
(in thousands, except per unit and per BOE amounts)	2025	2024	Variance	Variance %
Net income (loss)	$(2,179)	$289	$(2,468)	(854.0)%
Revenues:
Crude oil	11,769	14,538	(2,769)	(19.0)%
Natural gas	7,790	5,860	1,930	32.9%
Natural gas liquids	3,002	2,627	375	14.3%
Total revenues	22,561	23,025	(464)	(2.0)%
Operating costs:
Lease operating costs:
Ad valorem and production taxes	1,473	1,459	14	1.0%
Gathering, transportation, and other costs	2,913	2,527	386	15.3%
Other lease operating costs	9,002	8,638	364	4.2%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	4,607	5,532	(925)	(16.7)%
Accretion of asset retirement obligations	407	368	39	10.6%
General and administrative expenses:
General and administrative	1,931	1,868	63	3.4%
Stock-based compensation	642	549	93	16.9%
Other income (expense):
Net gain (loss) on derivative contracts	(3,802)	(1,183)	(2,619)	221%
Interest and other income	55	63	(8)	(12.7)%
Interest expense	(705)	(518)	(187)	36.1%
Income tax (expense) benefit	687	(157)	844	(537.6)%

Production:
Crude oil (MBBL)	172	199	(27)	(13.6)%
Natural gas (MMCF)	2,011	2,115	(104)	(4.9)%
Natural gas liquids (MBBL)	93	104	(11)	(10.6)%
Equivalent (MBOE)(1)	600	656	(56)	(8.5)%
Average daily production (BOEPD)(1)	6,667	7,209	(542)	(7.5)%

Average price per unit(2):
Crude oil (BBL)	$68.42	$73.06	$(4.64)	(6.4)%
Natural gas (MCF)	3.87	2.77	1.10	39.7%
Natural Gas Liquids (BBL)	32.28	25.26	7.02	27.8%
Equivalent (BOE)(1)	37.60	35.10	2.50	7.1%

Average cost per unit:
Operating costs:
Lease operating costs:
Ad valorem and production taxes	2.46	2.22	0.24	10.8%
Gathering, transportation, and other costs	4.86	3.85	1.01	26.2%
Other lease operating costs	15.00	13.17	1.83	13.9%
Depletion of full cost proved oil and natural gas properties	7.68	8.43	(0.75)	(8.9)%
General and administrative expenses:
General and administrative	3.22	2.85	0.37	13.0%
Stock-based compensation	1.07	0.84	0.23	27.4%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $22.6 million and $23.0 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in revenues is due to a decrease in production volumes partially offset by an increase in our average realized price per BOE. Average daily equivalent production decreased 7.5% from 7,209 BOEPD in the prior year quarter to 6,667 BOEPD in the current quarter primarily due to planned maintenance at the central facility and NGL plant downtime at Delhi Field, January winter weather impacts at Barnett Shale as well as natural production declines. These production decreases were offset by additional production from our SCOOP/STACK Acquisitions in February 2024 which contributed for a full quarter in fiscal 2025. Our average realized commodity price (excluding the impact of derivative contracts) for the three months ended March 31, 2025 increased approximately $2.50 per BOE, or 7.1%, over the prior year quarter. This increase was primarily due to the 39.7% increase in realized natural gas prices and the 27.8% increase in realized NGL prices partially offset by the 6.4% decrease in crude oil prices from the year-ago quarter.

Lease Operating Costs

Gathering, transportation and other costs were $2.9 million for the three months ended March 31, 2025 compared to $2.5 million for the three months ended March 31, 2024. These costs are gathering, transportation and processing fees we incur primarily for our natural gas producing properties. The increase is primarily due to the SCOOP/STACK Acquisitions in February 2024 which increased gathering transportation and other costs by $0.3 million over the prior year quarter. On a per unit basis, gathering transportation and other costs were $4.86 per BOE and $3.85 per BOE for the three months ended March 31, 2025 and 2024, respectively.

Other lease operating costs were $9.0 million for the three months ended March 31, 2025 compared to $8.6 million for the three months ended March 31, 2024. Other lease operating costs increased primarily due to increased CO2 purchases at Delhi. CO2 purchases resumed in late October of 2024 after having been suspended in February 2024. We had net purchases of $1.5 million in CO2 for the three months ended March 31, 2025 compared to net purchases of $1.0 million in the year-ago quarter. In addition, the SCOOP/STACK Acquisitions in February 2024 increased other lease operating costs by $0.1 million over the prior year quarter. On a per unit basis, other lease operating costs were $15.00 per BOE and $13.17 per BOE for the three months ended March 31, 2025 and 2024, respectively.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense decreased $0.9 million or 16.7% from $5.5 million to $4.6 million for the three months ended March 31, 2025 primarily due to a decrease in the depletion rate. On a per unit basis, depletion expense was $7.68 per BOE and $8.43 per BOE for the three months ended March 31, 2025 and 2024, respectively. The depletion rate of our unit of production calculation decreased due to a decrease in our depletable base.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2025 and 2024 were each $1.9 million. On a per unit basis, general and administrative expenses were $3.22 per BOE and $2.85 per BOE for the three months ended March 31, 2025 and 2024, respectively. The increase on a per unit basis is primarily the result of the decrease in production for the current year quarter.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended March 31, 2025 increased $0.1 million to $0.6 million compared to $0.5 million for the year-ago quarter. The increase is associated with new awards granted since the year-ago quarter.

Net Gain (Loss) on Derivative Contracts

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. Financial hedges are a requirement under our Senior Secured Credit Facility and help establish commodity price floors, contributing to stable cash flows when derivative contracts are settled. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized gains (losses) on our average realized prices for the periods presented. As a result of our SCOOP/STACK Acquisitions in February 2024 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. The increase in forward commodity prices since the prior quarter, particularly for natural gas, resulted in a net unrealized loss for the mark-to-market of our hedges for the three months ended March 31, 2025. As of March 31, 2025, we had $0.9 million derivative assets, $0.8 million of which was classified as current, and $5.2 million derivative liabilities, $3.5 million of which was classified as current. Subsequent to the end of the quarter through May 2025, we have seen increased volatility in the crude oil and natural gas commodity markets and we expect to see continued volatility in the fair value of our derivative contracts.

	Three Months Ended
	March 31,
(in thousands, except per unit and per BOE amounts)	2025	2024	Variance	Variance %
Realized gain (loss) on derivative contracts	$124	$(120)	$244	(203.3)%
Unrealized gain (loss) on derivative contracts	(3,926)	(1,063)	(2,863)	269.3%
Total net gain (loss) on derivative contracts	$(3,802)	$(1,183)	$(2,619)	221.4%

Average realized crude oil price per BBL	$68.42	$73.06	$(4.64)	(6.4)%
Cash effect of oil derivative contracts per BBL	0.34	(0.60)	0.94	(156.7)%
Crude oil price per BBL (including impact of realized derivatives)	$68.76	$72.46	$(3.70)	(5.1)%

Average realized natural gas price per MCF	$3.87	$2.77	$1.10	39.7%
Cash effect of natural gas derivative contracts per MCF	0.03	—	0.03	—%
Natural gas price per MCF (including impact of realized derivatives)	$3.90	$2.77	$1.13	40.8%

Interest Expense

Interest expense increased $0.2 million for the three months ended March 31, 2025 compared to the prior year period primarily due to borrowings drawn on our Senior Secured Credit Facility to finance our SCOOP/STACK Acquisitions in February 2024.

Income Tax (Expense) Benefit

For the three months ended March 31, 2025, we recognized income tax benefit of $0.7 million on net loss before income taxes of $2.9 million compared to income tax expense of $0.2 million on net income before income taxes of $0.4 million for the three months ended March 31, 2024. The effective tax rates were 24.0% and 35.2% for three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate from the prior year period is due to federal tax credits expected from production on marginal natural gas wells for the calendar year 2024.

Nine Months Ended March 31, 2025 and 2024

We reported a net loss of $1.9 million and net income of $2.8 million for the nine months ended March 31, 2025 and 2024, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Nine Months Ended
	March 31,
(in thousands, except per unit and per BOE amounts)	2025	2024	Variance	Variance %
Net income (loss)	$(1,939)	$2,845	$(4,784)	(168.2)%
Revenues:
Crude oil	38,269	38,913	(644)	(1.7)%
Natural gas	17,868	17,943	(75)	(0.4)%
Natural gas liquids	8,595	7,794	801	10.3%
Total revenues	64,732	64,650	82	0.1%
Operating costs:
Lease operating costs:
Ad valorem and production taxes	4,328	4,009	319	8.0%
Gathering, transportation, and other costs	8,592	6,926	1,666	24.1%
Other lease operating costs	25,051	25,930	(879)	(3.4)%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	14,956	13,680	1,276	9.3%
Accretion of asset retirement obligations	1,216	1,080	136	12.6%
General and administrative expenses:
General and administrative	5,894	5,937	(43)	(0.7)%
Stock-based compensation	1,860	1,585	275	17.4%
Other income (expense):
Net gain (loss) on derivative contracts	(3,223)	(1,183)	(2,040)	172.4%
Interest and other income	164	283	(119)	(42.0)%
Interest expense	(2,292)	(584)	(1,708)	292.5%
Income tax (expense) benefit	577	(1,174)	1,751	(149.1)%

Production:
Crude oil (MBBL)	555	519	36	6.9%
Natural gas (MMCF)	6,364	6,091	273	4.5%
Natural gas liquids (MBBL)	311	295	16	5.4%
Equivalent (MBOE)(1)	1,927	1,829	98	5.4%
Average daily production (BOEPD)(1)	7,033	6,651	382	5.7%

Average price per unit(2):
Crude oil (BBL)	$68.95	$74.98	$(6.03)	(8.0)%
Natural gas (MCF)	2.81	2.95	(0.14)	(4.7)%
Natural Gas Liquids (BBL)	27.64	26.42	1.22	4.6%
Equivalent (BOE)(1)	33.59	35.35	(1.76)	(5.0)%

Average cost per unit:
Operating costs:
Lease operating costs:
Ad valorem and production taxes	$2.25	$2.19	$0.06	2.7%
Gathering, transportation, and other costs	4.46	3.79	0.67	17.7%
Other lease operating costs	13.00	14.18	(1.18)	(8.3)%
Depletion of full cost proved oil and natural gas properties	7.76	7.48	0.28	3.7%
General and administrative expenses:
General and administrative	3.06	3.25	(0.19)	(5.8)%
Stock-based compensation	0.97	0.87	0.10	11.5%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $64.7 million for each of the nine months ended March 31, 2025 and 2024. An increase in production volumes were offset by the decrease in our average realized price per BOE. Average daily equivalent production increased 5.7% from 6,651 BOEPD in the prior year period to 7,033 BOEPD in the current period primarily as a result of the SCOOP/STACK Acquisitions in February 2024 and first production of our wells at Chaveroo Field in early February 2024, which collectively increased production by approximately 1,000 BOEPD over the prior year period. The increase in production was partially offset by natural production declines in our other fields. Our average realized commodity price (excluding the impact of derivative contracts) for the nine months ended March 31, 2025 decreased approximately $1.76 per BOE, or 5.0%, over the prior year period as our realized crude oil decreased 8.0% and realized natural gas prices decreased 4.7% from the nine months ended March 31, 2024.

Lease Operating Costs

Ad valorem and production taxes were $4.3 million and $4.0 million for the nine months ended March 31, 2025 and 2024, respectively. The increase in ad valorem and production taxes is primarily due to our SCOOP/STACK Acquisitions since the prior year period. On a per unit basis, ad valorem and production taxes were $2.25 per BOE and $2.19 per BOE for the nine months ended March 31, 2025 and 2024, respectively.

Gathering, transportation and other costs were $8.6 million for the nine months ended March 31, 2025 compared to $6.9 million for the nine months ended March 31, 2024. These costs are gathering, transportation and processing fees we incur primarily for our natural gas producing properties. The increase is primarily due to the SCOOP/STACK Acquisitions in February 2024 which increased gathering, transportation and other costs by $1.3 million over the prior year period. On a per unit basis, gathering, transportation and other costs were $4.46 per BOE and $3.79 per BOE for the nine months ended March 31, 2025 and 2024, respectively.

Other lease operating costs were $25.1 million for the nine months ended March 31, 2025 compared to $25.9 million for the nine months ended March 31, 2024. Other lease operating costs decreased primarily due to reduced CO2 purchases at Delhi. CO2 purchases resumed in late October of 2024 and we had net purchases of $2.6 million of CO2 for the nine months ended March 31, 2025 compared to net purchases of $4.2 million in the year-ago period. Partially offsetting the reduction in CO2 purchases were cost increases due to the SCOOP/STACK Acquisitions in February 2024, which increased other lease operating costs by $0.9 million over the prior year period. On a per unit basis, other lease operating costs decreased to $13.00 per BOE for the nine months ended March 31, 2025 from $14.18 per BOE in the nine months ended March 31, 2024.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $1.3 million or 9.3% from $13.7 million to $15.0 million for the nine months ended March 31, 2025 primarily due to an increase in the depletion rate and increase in depletable assets. On a per unit basis, depletion expense was $7.76 per BOE and $7.48 per BOE for the nine months ended March 31, 2025 and 2024, respectively. The depletion rate of our unit of production calculation increased due to an increase in our depletable base as a result of our SCOOP/STACK Acquisitions and capital expenditures since the year-ago period.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2025 and 2023 were each $5.9 million. On a per unit basis, general and administrative expenses were $3.06 per BOE and $3.25 per BOE for the nine months ended March 31, 2025 and 2024, respectively. The decrease on a per unit basis is primarily the result of the increase in production for the current year period.

Stock-based Compensation Expense

Stock-based compensation expense for the nine months ended March 31, 2025 increased $0.3 million to $1.9 million compared to $1.6 million for the year-ago period. The increase is associated with new awards granted since the year-ago period.

Net Gain (Loss) on Derivative Contracts

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. Financial hedges are a requirement under our Senior Secured Credit Facility and help establish commodity price floors, contributing to stable cash flows when derivative contracts are settled. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized gains (losses) on our average realized prices for the periods presented. As a result of our SCOOP/STACK Acquisitions in February 2024 and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. The increase in forward commodity prices, particularly for natural gas, as of March 31, 2025 as compared to June 30, 2024, resulted in a net unrealized loss for the mark-to-market of our hedges for the nine months ended March 31, 2025. As of March 31, 2025, we had $0.9 million derivative assets, $0.8 million of which was classified as current, and $5.2 million derivative liabilities, 3.5 million of which was classified as current. Subsequent to the end of the quarter through May 2025, we have seen increased volatility in the crude oil and natural gas commodity markets and we expect to see continued volatility in the fair value of our derivative contracts.

	Nine Months Ended
	March 31,
(in thousands, except per unit and per BOE amounts)	2025	2024	Variance	Variance %
Realized gain (loss) on derivative contracts	$203	$(120)	$323	(269.2)%
Unrealized gain (loss) on derivative contracts	(3,426)	(1,063)	(2,363)	222.3%
Total net gain (loss) on derivative contracts	$(3,223)	$(1,183)	$(2,040)	172.4%

Average realized crude oil price per BBL	$68.95	$74.98	$(6.03)	(8.0)%
Cash effect of oil derivative contracts per BBL	0.25	(0.23)	0.48	(208.7)%
Crude oil price per BBL (including impact of realized derivatives)	$69.20	$74.75	$(5.55)	(7.4)%

Average realized natural gas price per MCF	$2.81	$2.95	$(0.14)	(4.7)%
Cash effect of natural gas derivative contracts per MCF	0.01	—	0.01	—%
Natural gas price per MCF (including impact of realized derivatives)	$2.82	$2.95	$(0.13)	(4.4)%

Interest Expense

Interest expense increased $1.7 million for the nine months ended March 31, 2025 compared to the prior year period primarily due to borrowings drawn on our Senior Secured Credit Facility to finance our SCOOP/STACK Acquisitions in February 2024. The weighted average interest rate on our borrowings was 7.59% for the nine months ended March 31, 2025 compared to 8.13% for the nine months ended March 31, 2024.

Income Tax (Expense) Benefit

For the nine months ended March 31, 2025, we recognized income tax benefit of $0.6 million on net loss before income taxes of $2.5 million compared to income tax expense of $1.2 million on net income before income taxes of $4.0 million for the nine months ended March 31, 2024. The effective tax rates were 22.9% and 29.2% for nine months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate from the prior year period is due to federal tax credits expected from production on marginal natural gas wells for the calendar year 2024.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15(d)-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2025 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, during the quarter ended March 31, 2025, we have determined that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about the Company's purchases of its equity securities during the three months ended March 31, 2025.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs	(in thousands)
January 2025	—	$—	—	$—
February 2025	13,288	5.12	—	—
March 2025	741	4.90	—	—
(1)	During the three months ended March 31, 2025, all of the shares received were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.

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

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed February 8, 2023).
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10- filed September 13, 2023)
10.2.13*	Letter Agreement to the Credit Agreement dated March 7, 2025 between Evolution Petroleum Corporation and MidFirst Bank
31.1**	Certification of Principal Executive Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Attached hereto.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evolution Petroleum Corporation
Date: May 14, 2025	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director
	By:	/s/ RYAN STASH
Ryan Stash Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer