Form 10-Q
period 2025-09-30
EVOLUTION PETROLEUM CORP
filed 2025-11-12
CIK 1006655

no

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

At November 7, 2025, 34,690,864 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

EVOLUTION PETROLEUM CORPORATION

We use the terms, “EPM,” “Company,” “we,” “us,” and “our” to refer to Evolution Petroleum Corporation, and unless the context otherwise requires, its wholly-owned subsidiaries.

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, except for statements of historical fact, are forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “may,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors, which may include, but are not limited to, the following:

●	our expectations of plans, strategies and objectives, including anticipated development activity and capital spending;
●	our capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength;
●	our ability to complete future acquisitions and the need for additional capital to complete future acquisitions;
●	the benefits of our multi-basin portfolio, including operational and commodity flexibility;
●	our ability to maximize cash flow and the application of excess cash flows to pay dividends;
●	estimates of our oil, natural gas and NGLs production and commodity mix;
●	anticipated oil, natural gas and NGL prices;
●	anticipated drilling and completions activity;
●	drilling and operational risks, including accidents, equipment failures, fires, and releases of toxic or hazardous materials;
●	estimates of our oil, natural gas and NGL reserves and recoverable quantities;
●	our ability to access credit facilities and the availability of other sources of liquidity to meet financial obligations throughout commodity price cycles;
●	limitations on our ability to obtain funding based on environmental, social, and corporate governance performance;
●	future interest expense;
●	our ability to manage debt and financial ratios, finance growth and comply with financial covenants;
●	the implementation and outcomes of risk management programs, including exposure to commodity price and interest rate fluctuations, the volume of oil and natural gas production hedged, and the markets or physical sales locations hedged;
●	the possible impact of changes in federal, state, provincial and local, rules and regulations;
●	anticipated compliance with current or proposed environmental requirements, including the costs thereof;
●	the impact of greenhouse gas (“GHG”) emissions limitations and renewable energy incentives;
●	adequacy of provisions for abandonment and site reclamation costs;
●	our operational and financial flexibility, discipline and ability to respond to evolving market conditions;
●	the declaration and payment of future dividends and any anticipated repurchase of our outstanding common shares;
●	the adequacy of our provision for taxes and legal claims;
●	our ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses;
●	our competitiveness relative to our peers, including with respect to capital, materials, people, assets and production;
●	oil, natural gas and NGL inventories and global demand for oil, natural gas and NGLs;
●	the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment;
●	adverse weather events;
●	anticipated staffing levels;

●	anticipated payments related to our commitments, obligations and contingencies, and the ability to satisfy the same; and
●	the possible impact of accounting and tax pronouncements, rule changes and standards.

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

When considering any forward-looking statement, the reader should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil, natural gas and NGLs, operating risks and other risk factors as described under the Risk Factors section of our previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as well as the other disclosures contained herein, therein, and as also may be described from time to time in future reports we file with the Securities and Exchange Commission (“SEC”). Readers should also consider such information in conjunction with our condensed consolidated financial statements and related notes and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. Readers are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2025	June 30, 2025
Assets
Current assets
Cash and cash equivalents	$714	$2,507
Receivables from crude oil, natural gas, and natural gas liquids revenues	8,485	10,804
Derivative contract assets	2,075	1,777
Prepaid expenses and other current assets	1,235	2,287
Total current assets	12,509	17,375
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties—full-cost method of accounting:
Oil and natural gas properties, subject to amortization, net	149,934	142,248
Oil and natural gas properties, not subject to amortization	5,812	—
Total property and equipment, net	155,746	142,248

Other noncurrent assets
Derivative contract assets	402	198
Other assets	474	431
Total assets	$169,131	$160,252
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,167	$12,901
Accrued liabilities and other	5,443	6,909
Derivative contract liabilities	1,216	1,577
State and federal taxes payable	55	—
Total current liabilities	17,881	21,387
Long term liabilities
Senior secured credit facility	53,000	37,500
Deferred income taxes	5,848	6,234
Asset retirement obligations	21,928	21,535
Derivative contract liabilities	1,343	1,783
Total liabilities	100,000	88,439
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 34,647,751 and 34,337,188 shares as of September 30, 2025
and June 30, 2025, respectively	35	34
Additional paid-in capital	47,300	46,650
Retained earnings	21,796	25,129
Total stockholders' equity	69,131	71,813
Total liabilities and stockholders' equity	$169,131	$160,252

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2025	2024
Revenues
Crude oil	$12,872	$14,737
Natural gas	5,900	4,285
Natural gas liquids	2,516	2,874
Total revenues	21,288	21,896
Operating costs
Lease operating costs	13,087	11,790
Depletion, depreciation, and accretion	5,961	5,725
General and administrative expenses	2,325	2,527
Total operating costs	21,373	20,042
Income (loss) from operations	(85)	1,854
Other income (expense)
Net gain (loss) on derivative contracts	2,181	1,798
Interest and other income	10	57
Interest expense	(917)	(823)
Income (loss) before income taxes	1,189	2,886
Income tax (expense) benefit	(365)	(821)
Net income (loss)	$824	$2,065
Net income (loss) per common share:
Basic	$0.02	$0.06
Diluted	$0.02	$0.06
Weighted average number of common shares outstanding:
Basic	33,725	32,722
Diluted	33,977	32,868

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$824	$2,065
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	5,961	5,725
Stock-based compensation	537	559
Settlement of asset retirement obligations	(19)	(98)
Deferred income taxes	(386)	(281)
Unrealized (gain) loss on derivative contracts	(1,303)	(1,868)
Accrued settlements on derivative contracts	(385)	(66)
Amortization of debt issuance costs	39	—
Other	(3)	(2)
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	2,555	(37)
Prepaid expenses and other current assets	1,202	1,929
Accounts payable, accrued liabilities and other	(1,272)	(238)
State and federal taxes payable	55	(74)
Net cash provided by operating activities	7,805	7,614
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(16,867)	(262)
Capital expenditures for oil and natural gas properties	(3,819)	(2,740)
Net cash used in investing activities	(20,686)	(3,002)
Cash flows from financing activities:
Common stock dividends paid	(4,157)	(4,033)
Common stock repurchases, including stock surrendered for tax withholding	(132)	(88)
Borrowings under senior secured credit facility	17,500	—
Repayments of senior secured credit facility	(2,000)	—
Debt issuance costs	(379)	—
Issuance of common stock	266	—
Offering costs	(10)	—
Net cash provided by (used in) financing activities	11,088	(4,121)
Net increase (decrease) in cash and cash equivalents	(1,793)	491
Cash and cash equivalents, beginning of period	2,507	6,446
Cash and cash equivalents, end of period	$714	$6,937

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$1,604	$2,014

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
For the Three Months Ended September 30, 2025
Balances at June 30, 2025	34,337	$34	$46,650	$25,129	$—	$71,813
Issuance of restricted common stock	280	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(132)	(132)
Retirements of treasury stock	(26)	—	(132)	—	132	—
Issuance of common stock	57	—	266	—	—	266
Offering costs	—	—	(20)	—	—	(20)
Stock-based compensation	—	—	537	—	—	537
Net income (loss)	—	—	—	824	—	824
Common stock dividends paid	—	—	—	(4,157)	—	(4,157)
Balances at September 30, 2025	34,648	$35	$47,300	$21,796	$—	$69,131

For the Three Months Ended September 30, 2024
Balances at June 30, 2024	33,340	$33	$41,091	$40,003	$—	$81,127
Issuance of restricted common stock	284	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(88)	(88)
Retirements of treasury stock	(17)	—	(88)	—	88	—
Stock-based compensation	—	—	559	—	—	559
Net income (loss)	—	—	—	2,065	—	2,065
Common stock dividends paid	—	—	—	(4,033)	—	(4,033)
Balances at September 30, 2024	33,607	$34	$41,561	$38,035	$—	$79,630

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial Statement Presentation

Nature of Operations.   Evolution Petroleum Corporation (“Evolution,” and together with its consolidated subsidiaries, the “Company”) is an independent energy company focused on maximizing returns to shareholders through the ownership of and investment in onshore oil and natural gas properties in the United States. The Company’s long-term goal is to maximize total shareholder return from a diversified portfolio of long-life oil and natural gas properties, built through acquisitions and through selective development opportunities, production enhancement, and other exploitation efforts on its oil and natural gas properties.

The Company’s oil and natural gas properties consist of non-operated working and mineral interests in the following areas: the SCOOP and STACK plays of the Anadarko Basin located in central Oklahoma; the Chaveroo Field in Chaves and Roosevelt Counties of New Mexico; the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field located in Hot Springs County, Wyoming, a secondary oil recovery field utilizing water injection wells to pressurize the reservoir; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana, a CO2 enhanced oil recovery project; the TexMex interests located in Lea, Eddy and Chaves Counties, New Mexico and Stephens County, Texas; as well as small overriding royalty interests in four onshore Texas wells.

Interim Financial Statements.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s 2025 Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the SEC on September 17, 2025. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year. The Company has evaluated events and transactions through the date of issuance of these unaudited condensed consolidated financial statements.

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

Risk and Uncertainties. The Company’s oil and natural gas interests are operated by third-party operators and involve other third-party working interest owners. As a result, the Company has limited ability to influence the operation or future development of such properties. However, the Company proactively works with its third-party operators to review the management of capital expenditures for its non-operated working interests.

Oil and Natural Gas Properties.   The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method of accounting, all costs incurred in the acquisition, exploration, and development of oil and natural gas properties, including unproductive wells, are capitalized. This includes any internal costs that are directly related to property acquisition, exploration, and development activities, but does not include any costs related to production, general corporate overhead, or similar activities. Oil and natural gas properties include costs that are excluded from depletion and amortization, which represent investments in unproved and unevaluated properties and include non-producing leasehold, geologic and geophysical costs associated with leasehold or drilling interests, and exploration drilling costs. These costs are excluded until the project is evaluated and proved reserves are established or impairment is determined.

Use of Estimates.   The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, if any, at the date of the consolidated financial

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Segment Information. The Company has one reportable segment, which focuses on the ownership of and investment in onshore oil and natural gas properties in the United States. The segment’s revenues are derived from the Company’s interests in the sales of crude oil, natural gas, and NGL production to customers in the United States. The Company evaluates performance based on various financial metrics, including but not limited to consolidated income or loss from operations, net revenue, and cash flow from operations. The Company’s chief executive officer, chief operating officer, and chief financial officer together function as the chief operating decision maker (“CODM”). The CODM manages the Company’s business activities as a single operating segment.

The accounting policies of the one reportable segment are identical to accounting policies described for the consolidated Company. The CODM uses income (loss), as reported in the unaudited condensed consolidated statement of operations to measure segment profitability, assess performance, and manage strategic capital resources allocations. The measure of segment assets is reported as “Total assets” on the unaudited condensed consolidated balance sheets. The significant expense categories regularly provided to and reviewed by the CODM are the expenses categories as noted on the unaudited condensed consolidated statements of operations.

Recently Issued Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 permits companies to apply a practical expedient which assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing estimates for credit losses for accounts receivable and contract assets under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective prospectively for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating ASU 2025-05 and the impact it may have on the Company’s financial position, results of operations, cash flow, or disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 increases the transparency of expense information presented in the statement of operations through disclosures of expanded disaggregation of relevant expense captions, including purchases of inventory, employee compensation, depletion, depreciation, and amortization. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating ASU 2024-03 and the impact it may have to the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures by expanding the income tax rate reconciliation disclosure and income taxes paid information. ASU 2023-09 also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and can be implemented either prospectively or retrospectively. As such, the Company adopted ASU 2023-09 effective July 1, 2025. The Company will include the applicable enhanced disclosures in its annual financial statements for the fiscal year ended June 30, 2026.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other accounting pronouncements that have recently been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, cash flows, or disclosures.

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the SCOOP and STACK plays in central Oklahoma; the Chaveroo Field in Chaves and Roosevelt Counties of New Mexico; the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field in Wyoming; the Delhi Field in Northeast Louisiana; and the TexMex interests located in Lea, Eddy and Chaves Counties, New Mexico and Stephens County, Texas. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provides de minimis revenue. The following table disaggregates the Company’s revenues by major product for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended
	September 30,
	2025	2024
Revenues
Crude oil	$12,872	$14,737
Natural gas	5,900	4,285
Natural gas liquids	2,516	2,874
Total revenues	$21,288	$21,896

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

Judgments made in applying the guidance in ASC 606, Revenue from Contracts with Customers, relate primarily to determining the point in time when control of products transfers to the customer. The Company does not believe that significant judgments are required with respect to the determination of the transaction price, including amounts that represent variable consideration, as volume and price carry a low level of estimation uncertainty given the precision of volumetric measurements and the use of index pricing with predictable differentials. Accordingly, the Company does not consider estimates of variable consideration to be constrained.

The Company’s contractual performance obligations arise upon the production of hydrocarbons from wells in which the Company has an ownership interest. The performance obligations are considered satisfied upon the transfer of control of produced hydrocarbons to a customer at a specified delivery point. Consideration is allocated to completed performance obligations at the end of an accounting period.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3. Acquisitions

Purchase of SCOOP/STACK Minerals

On August 4, 2025, the Company completed the acquisition of certain mineral and royalty interests in the SCOOP and STACK plays in of Oklahoma from a non-affiliated private seller (the “Minerals Acquisition”) in a cash transaction valued at approximately $16.9 million, subject to customary post-closing adjustments. The Minerals Acquisition has an effective date of May 1, 2025. The Company accounted for the transaction as an asset acquisition, allocating $11.1 million of the purchase price to proved oil and natural gas properties, subject to amortization, and $5.8 million to unproved properties. The Company funded the purchase price for the Minerals Acquisition with a combination of $15.0 million in borrowings under its Senior Secured Credit Facility and cash on hand. The acquired assets include an average royalty interest of 0.6% across approximately 5,500 net royalty acres located primarily in Grady and Canadian Counties, Oklahoma.

TexMex Acquisition

On April 14, 2025, the Company closed the acquisition of non-operated working interests in certain oil and natural gas wells located primarily in Lea, Eddy, and Chaves Counties, New Mexico, and Stephens County, Texas (the “TexMex Acquisition”) from a private seller. The total purchase price for the TexMex Acquisition was approximately $9.0 million before customary post-closing adjustments, with an effective date of February 1, 2025. The Company funded the purchase price for the TexMex Acquisition through a combination of cash on hand and borrowings under its Senior Secured Credit Facility. The TexMex Acquisition includes an average working interest of 42% and an average revenue interest of 35% in approximately 600 gross wells.

Note 4. Property and Equipment

Property and equipment consisted of the following for the periods presented (in thousands):

	September 30, 2025	June 30, 2025
Oil and natural gas properties
Property costs subject to amortization	$285,742	$272,496
Property costs not subject to amortization	5,812	—
Less: Accumulated depletion, depreciation, and impairment	(135,808)	(130,248)
Oil and natural gas properties, net	$155,746	$142,248

As of September 30, 2025, $5.8 million of oil and natural gas property costs were not subject to amortization. These costs related to mineral and royalty interests acquired as part of the Company’s Minerals Acquisition described in Note 3, “Acquisitions” above. The mineral and royalty interests include approximately 3,600 net royalty acres for unproved locations. Property costs identified at the Minerals Acquisition associated with proved reserves were recorded to evaluated oil and natural gas properties and subject to amortization.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, the Company assesses all properties classified as unproved property on a quarterly basis for possible impairment. The Company assesses properties on an individual basis or as a group, if properties are individually insignificant. The assessment includes consideration of the following factors, among others: intent to drill; remaining lease term; geological and geophysical evaluations; drilling results and activity; the assignment of proved reserves; and the economic viability of development if proved reserves are assigned. During any period in which these factors indicate impairment, the cumulative drilling costs incurred to date for such property and all or a portion of the associated leasehold costs are transferred to the full cost pool and are then subject to depletion and the full cost ceiling test limitation.

Depletion on oil and natural gas properties was $5.6 million and $5.3 million for the three months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025 and 2024, the Company incurred development capital expenditures of $1.9 million and $1.0 million, respectively.

At September 30, 2025, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2025 of the West Texas Intermediate (“WTI”) crude oil spot price of $68.07 per barrel and Henry Hub natural gas spot price of $3.11 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $23.89, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at September 30, 2025 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, subject to amortization, and, as a result, no write-down was applicable.

At September 30, 2024, the ceiling test value of the Company’s reserves was calculated based on the first-day-of the month average for the 12-months ended September 30, 2024 of the WTI crude oil spot price of $79.40 per barrel and Henry Hub natural gas spot price of $2.21 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $23.63, which was based on historical prices received as NGLs do not have any single comparable reference index price. Using these prices, at September 30, 2024 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, subject to amortization, and, as a result, no write-down was applicable.

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

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches of representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains hedging requirements that apply when utilization is greater than 25% of (x) the Margined Collateral Value, as defined under the Senior Secured Credit Facility, at any time when the leverage ratio is less than 2.25 to 1.00, or (y) the borrowing base, at any time when the leverage ratio is greater than or equal to 2.25 to 1.00. As of September 30, 2025, the Company had $53.0 million borrowings outstanding and $0.8 million of letters of credit outstanding under its Senior Secured Credit Facility, resulting in $11.2 million of available borrowing capacity. For the three months ended September 30, 2025 and 2024, the weighted average interest on borrowings under the Senior Secured Credit Facility was 7.12% and 8.09%, respectively. As of September 30, 2025, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

On August 29, 2025, the Company entered into an amendment of its Senior Secured Credit Facility with MidFirst Bank, wherein it was determined for purposes of the hedge covenant that total crude oil and natural gas volumes from proved developed producing reserves will be combined on a barrels of oil equivalent basis to determine compliance with the required hedging covenant.

The Company capitalizes certain direct costs associated with its Senior Secured Credit Facility and amortizes these costs over the life of the facility. For the three months ended September 30, 2025, the Company amortized less than $0.1 million and capitalized $0.1 million of debt issuance costs in conjunction with amending and restating the Senior Secured Credit Facility. The debt issuance costs are presented in "Other Assets" on the unaudited condensed consolidated balance sheets.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation and the business interest expense limitation, as well as other provisions. The Company’s consolidated financial statements for the three months ended September 30, 2025, include the OBBBA’s effect for the period beginning July 1, 2025, through September 30, 2025. Some of the provisions in the OBBBA are effective for periods before July 1, 2025. The Company plans to file its June 30, 2025 tax return on or before April 15, 2026, and thus any tax effects related to prior periods will be recorded in the financial statements as a return to provision adjustment once identified and quantifiable. While the Company does not expect the OBBBA to have a material impact on its results of operations, it does expect the OBBBA to provide a benefit to its cash flows from operating activities.

For the three months ended September 30, 2025, the Company recognized an income tax expense of $0.4 million and had an effective tax rate of 30.7% compared to income tax expense of $0.8 million and an effective tax rate of 28.4% for the three months ended September 30, 2024.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of September 30, 2025, the Company did not post collateral under any of its derivative contracts during the periods in which contracts were open as they were secured under the Company’s Senior Secured Credit Facility.

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

All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 820, Fair Value Measurement (“ASC 820”) and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of September 30, 2025 and June 30, 2025 (the “mark-to-market valuation”).

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of September 30, 2025 and June 30, 2025 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	September 30, 2025	June 30, 2025	location	September 30, 2025	June 30, 2025
Commodity contracts	Current assets - derivative contract assets	$2,075	$1,777	Current liabilities - derivative contract liabilities	$1,216	$1,577
Commodity contracts	Other noncurrent assets - derivative contract assets	402	198	Long term liabilities - derivative contract liabilities	1,343	1,783
Total derivatives not designated as hedging contracts under ASC 815		$2,477	$1,975		$2,559	$3,360

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024 (in thousands). “Realized gain (loss) on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)	Three Months Ended
as hedging contracts	recognized in income on	September 30,
under ASC 815	derivative contracts	2025	2024
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$878	$(70)
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	1,303	1,868
Total net gain (loss) on derivative contracts		$2,181	$1,798

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025, the Company had the following open crude oil and natural gas derivative contracts:

				Swap Price	Sub Floor	Floor Price	Ceiling Price
			Volumes in	per	Price per	per	per
Period	Commodity	Instrument	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL
October 2025 - December 2025	Crude Oil	Fixed-Price Swap	5,895	$72.00
October 2025 - December 2025	Crude Oil	Fixed-Price Swap	39,893	71.40
October 2025 - December 2025	Crude Oil	Fixed-Price Swap	9,157	61.02
October 2025 - June 2026	Crude Oil	Fixed-Price Swap	43,656	61.00
April 2026 - June 2026	Crude Oil	Fixed-Price Swap	17,106	60.40
April 2026 - September 2026	Crude Oil	Fixed-Price Swap	25,412	62.00
October 2025 - December 2025	Crude Oil	Two-Way Collar	10,258			$60.00	$63.00
October 2025 - December 2025	Crude Oil	Two-Way Collar	2,404			60.00	63.50
October 2025 - August 2026	Crude Oil	Two-Way Collar	69,646			60.00	65.55
January 2026 - March 2026	Crude Oil	Two-Way Collar	43,493			60.00	75.80
September 2026 - December 2026	Crude Oil	Three-Way Collar	40,872		$50.00	60.00	70.45
October 2025 - December 2026	Natural Gas	Fixed-Price Swap	2,090,828	3.60
October 2025 - December 2027	Natural Gas	Fixed-Price Swap	2,921,728	3.57
July 2026 - December 2026	Natural Gas	Fixed-Price Swap	207,366	3.98
October 2025 - December 2025	Natural Gas	Two-Way Collar	222,725			4.00	4.95
October 2025 - December 2025	Natural Gas	Two-Way Collar	25,028			2.90	3.50
January 2026 - March 2026	Natural Gas	Two-Way Collar	213,251			4.00	5.39
January 2026 - March 2026	Natural Gas	Two-Way Collar	375,481			3.60	5.00
January 2026 - March 2026	Natural Gas	Two-Way Collar	76,177			3.50	4.66
April 2026 - October 2026	Natural Gas	Two-Way Collar	952,588			3.50	4.55
September 2026 - December 2026	Natural Gas	Two-Way Collar	318,964			3.75	4.94

Subsequent to September 30, 2025, the Company entered into the following new crude oil and natural gas derivative contracts:

				Swap Price	Sub Floor	Floor Price	Ceiling Price
			Volumes in	per	Price per	per	per
Period	Commodity	Instrument	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL	MMBTU/BBL
January 2026 - September 2026	Crude Oil	Fixed-Price Swap	83,498	$60.00
April 2026 - December 2026	Crude Oil	Two-Way Collar	49,215			$55.00	$63.65
July 2026 - December 2026	Crude Oil	Two-Way Collar	35,427			55.00	63.50
October 2026 - December 2026	Crude Oil	Three-Way Collar	26,130		$50.00	57.00	70.22
January 2026 - December 2026	Natural Gas	Two-Way Collar	578,214			3.50	4.44

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts for the periods presented (in thousands):

	Derivative Contracts Assets		Derivative Contracts Liabilities
Offsetting of Derivative Assets and Liabilities	September 30, 2025	June 30, 2025	September 30, 2025	June 30, 2025
Gross amounts presented in the Consolidated Balance Sheet	$2,477	$1,975	$2,559	$3,360
Amounts not offset in the Consolidated Balance Sheet	(1,619)	(1,774)	(1,619)	(1,774)
Net amount	$858	$201	$940	$1,586

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

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

any period presented in this report. The following table, set forth by level within the fair value hierarchy, shows the Company’s financial assets and liabilities that were accounted for at fair value for the periods presented (in thousands).

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$2,477	$—	$2,477

Liabilities
Derivative contract liabilities	$—	$2,559	$—	$2,559

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$1,975	$—	$1,975

Liabilities
Derivative contract liabilities	$—	$3,360	$—	$3,360

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

capitalizes the cost in “Oil and natural gas properties, subject to amortization, net” during the period in which the obligation is incurred. The Company records the accretion of its ARO liabilities in “Depletion, depreciation and accretion” expense in the unaudited condensed consolidated statements of operations.

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the period ended September 30, 2025 (in thousands):

September 30, 2025
Asset retirement obligations — beginning of period	$21,830
Liabilities settled and divested	(41)
Accretion of discount	401
Asset retirement obligations — end of period	22,190
Less: current asset retirement obligations	(262)
Long-term portion of asset retirement obligations	$21,928

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

Note 11. Stockholders’ Equity

Common Stock

As of September 30, 2025, the Company had 34,647,751 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of September 30, 2025, the Company has cumulatively paid over $139.0 million in cash dividends. The Company paid dividends of $4.2 million and $4.0 million to its common stockholders during the three months ended September 30, 2025 and 2024, respectively.

The following table reflects the dividends paid per share within the respective three-month periods:

	Fiscal Year
	2026	2025
First fiscal quarter	$0.120	$0.120

On October 21, 2024, the Company entered into an At-the-Market (“ATM”) equity Sales Agreement (the “ATM Sales Agreement”) with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which the Company may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal. During the three months ended September 30, 2025, the Company sold a total of approximately 57 thousand shares of its common stock under the ATM Sales Agreement for net proceeds of approximately $246 thousand, net of $20 thousand of offering costs. The Company intends to use the net proceeds from sales of common stock for general corporate purposes, including to repay outstanding indebtedness.

On September 8, 2022, the Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The Company funded repurchases from working capital and cash provided by operating activities. The share repurchase

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

program was complimentary to the existing dividend policy and was a tax efficient means to further improve shareholder return. The shares were repurchased in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The Company did not repurchase any shares of common stock under the plan during the three months ended September 30, 2024. While the plan was in effect, a total of 0.8 million shares of the Company’s common stock were repurchased under the program at a total cost of approximately $4.6 million, including incremental direct transaction costs.

During the three months ended September 30, 2025 and 2024, the Company acquired treasury stock upon the ordinary course of scheduled vestings of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting.

The following table summarizes all treasury stock purchases during the periods presented (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2025	2024
Number of treasury shares acquired	26	17
Average cost per share	$5.16	$5.15
Total cost of treasury shares acquired	$132	$88

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2025, all common stock dividends for that fiscal year were treated for tax purposes as qualified dividend income to the recipients. Based on its current projections for the fiscal year ended June 30, 2026, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on the Company’s reasonable expectations as of September 30, 2025 and are subject to change based on the Company’s final tax calculations at the end of the fiscal year.

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended the “2016 Plan”) authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. On December 5, 2024 shareholders approved and adopted the amendment and restatement of the 2016 Plan (hereinafter the “Amended and Restated Plan”), which increased the shares authorized for issuance under the 2016 Plan by 2.1 million shares to a maximum of 5.7 million shares. The duration of the Amended and Restated Plan is indefinite, provided that no new awards shall be made under the Amended and Restated Plan on or after the tenth anniversary of the date the stockholders approved the Amended and Restated Plan. Incentives under the Amended and Restated Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, and performance share awards. As of September 30, 2025 and June 30, 2025, approximately 2.2 million shares and 2.5 million shares, respectively, remained available for grant under the Amended and Restated Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. During the three months ended September 30, 2025 and 2024, the Company recognized $0.5 million and $0.6 million, respectively, related to stock-based compensation. Stock-based compensation expense is recorded as a component of “General and administrative expenses” on the unaudited condensed consolidated statements of operations.

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

During the three months ended September 30, 2025, the Company granted a total of 0.3 million equity awards that included 0.1 million time-vested restricted stock awards and 0.2 million performance-based restricted stock awards.

During the three months ended September 30, 2024, the Company granted a total of 0.4 million equity awards that included 0.1 million time-vested restricted stock awards, 0.2 million performance-based restricted stock awards, and 0.1 million of performance-based contingent stock units.

For performance-based awards granted during the three months ended September 30, 2025 and 2024, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Three Months Ended
	September 30,
	2025	2024
Weighted average fair value of performance-based awards granted	$4.36	$3.90
Risk-free interest rate	3.55%	3.45%
Expected term in years	2.78	2.78
Expected volatility	40.6%	50.2%
Dividend yield	8.8%	8.4%

Unvested restricted stock awards as of September 30, 2025 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	370,009	$6.06
Performance-based awards	508,851	4.65
Unvested at September 30, 2025	878,860	$5.24

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the restricted stock award transactions for the three months ended September 30, 2025:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Shares	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2025	670,285	$5.58	$2,196	1.6
Time-vested shares granted	93,353	5.47
Performance-based shares granted	186,709	4.36
Vested	(71,487)	6.41
Unvested at September 30, 2025	878,860	$5.24	$3,035	2.0

The following table sets forth contingent restricted stock unit transactions for the three months ended September 30, 2025:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Stock Units	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2025	241,613	$2.37	$340	1.8
Unvested at September 30, 2025	241,613	$2.37	$288	1.6

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2025	2024
Numerator
Net income (loss)	$824	$2,065
Undistributed earnings allocated to unvested restricted stock	(82)	(40)
Net income (loss) for earnings per share calculation	$742	$2,025

Denominator
Weighted average number of common shares outstanding — Basic	33,725	32,722
Effect of dilutive securities:
Unvested restricted stock awards	162	146
Unvested contingent restricted stock units	90	—
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	33,977	32,868

Net income (loss) per common share — Basic	$0.02	$0.06
Net income (loss) per common share — Diluted	$0.02	$0.06

Unvested restricted stock awards, totaling less than 0.1 million and 0.1 million for the three months ended September 30, 2025 and 2024, respectively, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

In addition, unvested performance-based restricted stock awards and unvested contingent restricted stock units that would not meet the performance criteria as of the period end are excluded from the computation of diluted earnings per common share.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Additional Financial Statement Information

Certain amounts on the unaudited condensed consolidated balance sheets are comprised of the following (in thousands):

	September 30, 2025	June 30, 2025
Prepaid expenses and other current assets:
Other receivables	$376	$227
Prepaid insurance	528	701
Prepaid federal and state income taxes	—	706
Advances to operators	18	316
Prepaid other	313	337
Total prepaid expenses and other current assets	$1,235	$2,287

Other assets:
Deposit	$8	$8
Debt issuance costs, net	429	365
Right of use asset under operating lease	37	58
Total other assets	$474	$431

Accrued liabilities and other:
Accrued payables	$2,470	$2,937
Accrued capital expenditures	149	421
Accrued incentive and other compensation	432	1,472
Accrued royalties payable(1)	476	417
Accrued taxes other than federal and state income tax	1,585	1,283
Operating lease liability	42	66
Asset retirement obligations due within one year	262	295
Accrued interest and other	27	18
Total accrued liabilities and other	$5,443	$6,909

(1)	Accrued royalties payable relate to royalty and owner payments in the Jonah Field as the Company takes its natural gas and NGL working interest production in-kind. See Note 2, “Revenue Recognition” for a further discussion.

Note 14. Subsequent Events

Dividend Declaration

On November 10, 2025, the Company declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on December 15, 2025 and payable on December 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Liquidity and Capital Resources

Results of Operations

Critical Accounting Policies

Commonly Used Terms

“Current quarter” refers to the three months ended September 30, 2025, our first quarter of fiscal year 2026.

“Year-ago quarter” refers to the three months ended September 30, 2024, our first quarter of fiscal year 2025.

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

Our oil and natural gas properties consist primarily of non-operated working and mineral interests in the following areas (as well as small overriding royalty interests in four onshore central Texas wells):

●	Our non-operated working interests and mineral interests in the SCOOP and STACK plays consist of oil and natural gas producing properties in the Anadarko basin, where we hold an approximate 2.7% average net working interest with an associated 2.0% average net revenue interest located on approximately 103,700 gross (4,200 net) acres (approximately 97% held by production) and a separate approximate 0.6% average net royalty interests located on approximately 5,500 net royalty acres across Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties in Oklahoma. The oil and natural gas properties are primarily operated by Continental Resources, Inc., Ovintiv USA Inc. and EOG Resources, Inc. with approximately 40% of wells operated by other operators. Production from our SCOOP/STACK properties for the three months ended September 30, 2025 is comprised of 52% natural gas, 27% crude oil, and 21% NGLs.
●	Our non-operated interests in the Chaveroo Field consist of a 50% net working interest, with an average associated 41% revenue interest, in approximately 4,500 gross (2,300 net) acres all held by production, associated with six development blocks, with the right to acquire the same working interest in additional development locations and associated acreage at a fixed price. The field is operated by PEDEVCO Corp. (“PEDEVCO”). Production from our Chaveroo Field properties for the three months ended September 30, 2025 is comprised of 100% crude oil.
●	Our non-operated interests in the Jonah Field, a natural gas and NGL property in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 5,300 gross (950 net) acres all held by production. The properties are operated by Jonah Energy. Production from our Jonah Field properties for the three months ended September 30, 2025 is comprised of 89% natural gas, 6% NGLs, and 5% crude oil.
●	Our non-operated interests in the Williston Basin, an oil and natural gas producing property, consist of approximately 39% average net working interest and approximately 33% average net revenue interest located on approximately 138,200 gross (41,300 net) acres (approximately 97% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are operated by Foundation Energy

Management. Production from our Williston Basin properties for the three months ended September 30, 2025 is comprised of 73% crude oil, 17% NGL, and 10% natural gas.
●	Our non-operated interests in the Barnett Shale, a natural gas and NGL producing shale reservoir, consist of approximately 17% average net working interest and approximately 14% average net revenue interest (inclusive of small overriding royalty interests). The approximately 123,800 gross (21,000 net) acres are held by production across nine North Texas counties. The oil and natural gas properties are primarily operated by Diversified Energy Company with approximately 10% of wells operated by six other operators. Production from our Barnett Shale properties for the three months ended September 30, 2025 is comprised of 73% natural gas, 26% NGLs, and 1% crude oil.
●	Our non-operated interests in the Hamilton Dome Field, a secondary recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% average net working interest, with an associated 20% average net revenue interest (inclusive of a small overriding royalty interest). The 5,900 gross acre unitized field, of which we hold approximately 1,400 net acres, is operated by Merit Energy Company, who owns the majority of the remaining working interest in the Hamilton Dome Field. The Hamilton Dome Field is located in the southwest region of the Big Horn Basin in northwest Wyoming. Production from our Hamilton Dome Field properties for the three months ended September 30, 2025 is comprised of 100% crude oil.
●	Our non-operated interests in the Delhi Field, a CO2-EOR project, consist of approximately 24% average net working interest, with an associated 19% revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC, a subsidiary of Exxon Mobil Corporation. The 13,600 gross acre unitized Delhi Field, of which we hold approximately 3,200 net acres, is located in northeast Louisiana in Franklin, Madison, and Richland Parishes. Production from our Delhi Field properties for the three months ended September 30, 2025 is comprised of 81% crude oil and 19% NGLs.
●	Our non-operated working interests in TexMex consists of oil and natural gas producing properties where we hold an approximate 42% net working interest and 35% average net revenue interest located on approximately 27,800 gross (11,200 net) acres (all held by production) primarily in Lea, Eddy and Chaves Counties, New Mexico and Stephens County, Texas. The oil and natural gas properties are operated by Texian Operating Company. Production from our TexMex properties for the three months ended September 30, 2025 is comprised of 66% crude oil and 34% natural gas.

Recent Developments

Dividend Declaration

On November 10, 2025, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable December 31, 2025.

Purchase of SCOOP/STACK Minerals

On August 4, 2025, we completed the acquisition of certain mineral and royalty interests in the SCOOP and STACK plays in Oklahoma from a non-affiliated private seller (the “Minerals Acquisition”) in a cash transaction valued at approximately $16.9 million, which includes $17.0 million paid at closing less interim purchase price adjustments totaling approximately $0.1 million related to net cash flows earned on the properties from the effective date to the closing date. We expect to receive the remaining net cash flows from the properties between the effective date of May 1, 2025 and the closing date, at the final post-closing settlement process expected to occur during the second quarter of fiscal 2026. We accounted for the transaction as an asset acquisition and the allocation of the purchase price was $11.1 million to proved oil and natural gas properties, subject to amortization, and $5.8 million to unproved properties. We funded the purchase price for the Minerals Acquisition with a combination of $15.0 million in borrowings under our

Senior Secured Credit Facility and cash on hand. The acquired assets include an average royalty interest of 0.6% across approximately 5,500 net royalty acres located primarily in Grady and Canadian Counties, Oklahoma.

Risks and uncertainties

The oil and natural gas industry is a global market impacted by many factors, such as government regulations, particularly in the areas of tariffs, trade sanctions, taxation, energy, climate change and the environment, geopolitical instability and armed conflicts (including between Russia and Ukraine and in the Middle East, demand in Asian and European markets, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since it is a primary heating source.

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

At times, we do maintain cash balances in excess of the U.S. Federal Deposit Insurance Corporation (“FDIC”); however, we believe our bank counterparty to be financially sound. We also utilize insured cash sweep deposits to maximize the amount of our cash that is protected by FDIC insurance. We also rely heavily on our third-party operators who manage their own liquidity with various financial institutions. In 2022, the Federal Reserve took actions to raise interest rates in an attempt to constrain inflation and slow the economy. In 2024 and 2025, the Federal Reserve has taken action to slowly drop interest rates as inflationary pressures in the United States economy have begun to subside, but it is uncertain how recent trade policies and tariffs by the United States and foreign governments will impact inflation and the economy.

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

Liquidity and Capital Resources

As of September 30, 2025, we had $0.7 million in cash and cash equivalents and $53.0 million outstanding borrowings on our Senior Secured Credit Facility compared to $2.5 million in cash and cash equivalents and $37.5 million outstanding borrowings on our Senior Secured Credit Facility at June 30, 2025. Our primary sources of liquidity and capital resources during the three months ended September 30, 2025 were cash provided by operations and net borrowings under our Senior Secured Credit Facility. Our primary uses of liquidity and capital resources for the three months ended September 30, 2025 were cash used to fund our Minerals Acquisition, cash dividend payments to our common stockholders, and development capital expenditures. As of September 30, 2025, working capital was a deficit of $5.4 million. As of June 30, 2025, working capital was a deficit of $4.0 million.

The syndicated Senior Secured Credit Facility has a maximum capacity of $200.0 million subject to a borrowing base determined by the lenders based on the value of our oil and natural gas properties. The Senior Secured Credit Facility has a current borrowing base of $65.0 million. As of September 30, 2025, we had $53.0 million of indebtedness, $0.8 million of letters of credit outstanding, and available capacity of $11.2 million. The Senior Secured Credit Facility is secured by substantially all of our oil and natural gas properties and matures on June 30, 2028.

Borrowings bear interest, at our option, at either (i) the SOFR, subject to a minimum SOFR of 3.25%, plus a credit spread adjustment of 0.05%, or the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%, plus, in either case of (i) or (ii), an applicable margin of 2.75%.  For the three months ended September 30, 2025 and 2024, the weighted average interest on our borrowings was 7.12% and 8.09%, respectively. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains hedging requirements that apply when utilization is greater than 25% of (x) the Margined Collateral Value, as defined under the Senior Secured Credit Facility, at any time when the leverage ratio is less than 2.25 to 1.00, or (y) the borrowing base, at any time when the leverage ratio is greater than or equal to 2.25 to 1.00. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of September 30, 2025, we were in compliance with all covenants under the Senior Secured Credit Facility.

The Senior Secured Credit Facility requires redeterminations of the borrowing base to occur semi-annually. At each redetermination, the Margined Collateral Value is updated based on the estimated value of our oil and natural gas properties, which includes our proved developed reserves, proved undeveloped reserves, and other relevant factors consistent with customary oil and natural gas lending criteria. On August 29, 2025, we entered into an amendment to our Senior Secured Credit Facility with MidFirst Bank, whereas it was determined for purposes of the hedge covenant that total crude oil and natural gas production volumes from proved developed producing reserves will be combined on a barrels of oil equivalent (“BOE”) basis to determine compliance with the hedging covenant.

We have historically funded operations through cash from operations and working capital. Our primary source of cash is the sale of produced crude oil, natural gas, and NGLs. A portion of these cash flows is used to fund capital expenditures and pay cash dividends to shareholders. We expect to fund near-future capital development activities for our properties with cash flows from operating activities, and, as needed, borrowings under our Senior Secured Credit Facility and proceeds from the ATM Sales Agreement.

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility, totaling $11.2 million as of September 30, 2025. We also have an effective shelf registration statement with the SEC under which we may issue up to $500.0 million of new debt or equity securities.

On October 21, 2024, we entered into an ATM Sales Agreement with Roth Capital Partners, LLC as our Lead Agent, Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal. During the three months ended September 30, 2025, we sold a total of approximately 57 thousand shares of our common stock under the ATM Sales Agreement for net proceeds of approximately $246 thousand, net of $20 thousand of offering costs.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 48 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, as appropriate. On November 10, 2025, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on December 15, 2025 and payable on December 31, 2025.

Capital Expenditures

During the three months ending September 30, 2025, we incurred $1.9 million on development capital expenditures. A majority of our spending occurred at SCOOP/STACK where our operators are actively drilling and completing three gross wells and capital workover projects across our assets. Based on discussions with our operators, we expect capital workover projects to continue in most of our fields throughout the remainder of the year as well as further drilling at SCOOP/STACK.

Overall, for fiscal year 2026, we expect budgeted capital expenditures to be in the range of $4.0 million to $6.0 million, which excludes any potential acquisitions. Our expected capital expenditures for fiscal year 2026 include bringing approximately five gross wells online at our SCOOP/STACK properties. Additionally, as our third-party operators continue to be active around our acreage, we would expect additional wells to be drilled and/or completed. At Chaveroo Field, we expect to have drilling permits in hand for the next round of six wells before the end of the fiscal year 2026 and the final decision by us and our partner as to timing for spudding these wells will be made based on oil prices and completed well costs at that time.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of September 30, 2025 were $68.07 per barrel of oil, $3.11 per MMBtu of natural gas and $23.89 per barrel of NGLs. As of September 30, 2025, our capitalized costs of oil and natural gas properties, subject to amortization, were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of September 30, 2025 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling test results in future quarters and the effect could be material to our net earnings. Using first day of the month prices for October and November 2025, which are more reflective of recent prices trends, to calculate a trailing 12-month average price of $66.98 per barrel of oil and $3.18 per MMBtu of natural gas, and keeping all other factors constant, the ceiling test calculation as of the first quarter of fiscal year 2026 would not have generated a ceiling test impairment. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required at some point in the future as commodity prices are volatile and unpredictable. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Overview of Cash Flow Activities

	Three Months Ended September 30,
	2025	2024	Change
Cash flows provided by operating activities	$7,805	$7,614	$191
Cash flows used in investing activities	(20,686)	(3,002)	(17,684)
Cash flows provided by (used in) financing activities	11,088	(4,121)	15,209
Net increase (decrease) in cash and cash equivalents	$(1,793)	$491	$(2,284)

Cash provided by operating activities for the three months ended September 30, 2025 increased $0.2 million compared to the three months ended September 30, 2024 primarily due to changes in the timing of our working capital. Cash flows provided by operating activities before changes in working capital for the three months ended September 30, 2025 decreased $0.8 million compared to the three months ended September 30, 2024, primarily due to a decrease in revenues and an increase in our lease operating costs for the comparable periods partially offset by realized gains on derivative contracts in the current period of $0.9 million compared to realized losses on derivative contracts in the prior year period of $0.1 million. Refer to “Results of Operations” below for further information.

Cash used in investing activities for the three months ended September 30, 2025 increased $17.7 million compared to the three months ended September 30, 2024 primarily due to the closing of the Minerals Acquisition in August 2025.

Net cash flows provided by financing activities for the three months ended September 30, 2025 were $11.1 million compared to net cash flows used in financing activities of $4.1 million for the three months ended September 30, 2024. For the three months ended September 30, 2025, we received net borrowings of $15.5 million under our Senior Secured Credit Facility to finance our Minerals Acquisition and paid $4.2 million in cash dividends to our common stockholders. For the three months ended September 30, 2024, we paid $4.0 million in cash dividends to our common stockholders.

Results of Operations

Three Months Ended September 30, 2025 and 2024

We reported net income of $0.8 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Three Months Ended
	September 30,
(in thousands, except per unit and per BOE amounts)	2025	2024	Variance	Variance %
Net income (loss)	$824	$2,065	$(1,241)	(60.1)%
Revenues:
Crude oil	12,872	14,737	(1,865)	(12.7)%
Natural gas	5,900	4,285	1,615	37.7%
Natural gas liquids	2,516	2,874	(358)	(12.5)%
Total revenues	21,288	21,896	(608)	(2.8)%
Operating costs:
Lease operating costs:
Ad valorem and production taxes	1,420	1,414	6	0.4%
Gathering, transportation, and other costs	2,892	2,790	102	3.7%
Other lease operating costs	8,775	7,586	1,189	15.7%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	5,560	5,325	235	4.4%
Accretion of asset retirement obligations	401	400	1	0.3%
General and administrative expenses:
General and administrative	1,788	1,968	(180)	(9.1)%
Stock-based compensation	537	559	(22)	(3.9)%
Other income (expense):
Net gain (loss) on derivative contracts	2,181	1,798	383	21.3%
Interest and other income	10	57	(47)	(82.5)%
Interest expense	(917)	(823)	(94)	11.4%
Income tax (expense) benefit	(365)	(821)	456	(55.5)%

Production:
Crude oil (MBBL)	207	204	3	1.5%
Natural gas (MMCF)	2,150	2,228	(78)	(3.5)%
Natural gas liquids (MBBL)	108	113	(5)	(4.4)%
Equivalent (MBOE)(1)	673	688	(15)	(2.2)%
Average daily production (BOEPD)(1)	7,315	7,478	(163)	(2.2)%

Average price per unit(2):
Crude oil (BBL)	$62.18	$72.24	$(10.06)	(13.9)%
Natural gas (MCF)	2.74	1.92	0.82	42.7%
Natural Gas Liquids (BBL)	23.30	25.43	(2.13)	(8.4)%
Equivalent (BOE)(1)	31.63	31.83	(0.20)	(0.6)%

Average cost per unit:
Operating costs:
Lease operating costs:
Ad valorem and production taxes	$2.11	$2.06	$0.05	2.4%
Gathering, transportation, and other costs	4.30	4.06	0.24	5.9%
Other lease operating costs	13.04	11.03	2.01	18.2%
Depletion of full cost proved oil and natural gas properties	8.26	7.74	0.52	6.7%
General and administrative expenses:
General and administrative	2.66	2.86	(0.20)	(7.0)%
Stock-based compensation	0.80	0.81	(0.01)	(1.2)%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $21.3 million and $21.9 million for the three months ended September 30, 2025 and 2024, respectively, with the decrease in revenues due to decreases in production volumes and decreases in our average realized price per BOE. Average daily equivalent production decreased 2.2% from 7,478 BOEPD in the prior year period to 7,315 BOEPD in the current period primarily as a result of downtime at the Delhi NGL plant for the replacement of a turbine and natural production declines. Our overall decrease in production was partially offset by production from our Minerals Acquisition in August 2025 and TexMex Acquisition in April 2025. Our average realized commodity price (excluding the impact of derivative contracts) for the three months ended September 30, 2025 decreased approximately $0.20 per BOE, or 0.6%, over the prior year period as our realized crude oil decreased 13.9% and realized NGL prices decreased 8.4% from the three months ended September 30, 2024. The overall decrease in our realized prices was partially offset by a 42.7% increase in our realized natural gas prices over the prior period.

Lease Operating Costs

Ad valorem and production taxes were $1.4 million for each of the three months ended September 30, 2025 and 2024. On a per unit basis, ad valorem and production taxes were $2.11 per BOE and $2.06 per BOE for the three months ended September 30, 2025 and 2024, respectively. The increase on a per unit basis is primarily the result of the decrease in production for the current year period.

Gathering, transportation and other costs were $2.9 million for the three months ended September 30, 2025 compared to $2.8 million for the three months ended September 30, 2024. These costs are gathering, transportation and processing fees we incur primarily for our natural gas producing properties. The increase is primarily due to increased natural gas sales at Barnett Shale. On a per unit basis, gathering, transportation and other costs were $4.30 per BOE and $4.06 per BOE for the three months ended September 30, 2025 and 2024, respectively.

Other lease operating costs were $8.8 million for the three months ended September 30, 2025 compared to $7.6 million for the three months ended September 30, 2024. Other lease operating costs increased primarily due to the TexMex Acquisition in April 2025, which increased other lease operating costs by $1.3 million over the prior year period. On a per unit basis, other lease operating costs increased to $13.04 per BOE for the three months ended September 30, 2025 from $11.03 per BOE in the three months ended September 30, 2024.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased from $5.3 million for the three months ended September 30, 2024 to $5.6 million for the three months ended September 30, 2025 primarily due to an increase in the depletion rate and decrease in reserves volumes. On a per unit basis, depletion expense was $8.26 per BOE and $7.74 per BOE for the three months ended September 30, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2025 and 2024 were $1.8 million and $2.0 million, respectively. The decrease in the current period is primarily due to a decrease in professional fees. On a per unit basis, general and administrative expenses were $2.66 per BOE and $2.86 per BOE for the three months ended September 30, 2025 and 2024, respectively.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended September 30, 2025 was $0.5 million compared to $0.6 million for the year-ago period. The decrease is due to a decrease in the awards granted in the current fiscal period compared to the year-ago period.

Net Gain (Loss) on Derivative Contracts

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. Financial hedges are a requirement under our Senior Secured Credit Facility and help establish commodity price floors, contributing to stable cash flows when derivative contracts are settled. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized gains (losses) on our average realized prices for the periods presented. As a result of our recent acquisitions and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. As of September 30, 2025, we had $2.5 million derivative assets, $2.1 million of which was classified as current, and $2.6 million derivative liabilities, $1.2 million of which was classified as current. Subsequent to the end of the quarter through November 2025, we have seen increased volatility in the crude oil and natural gas commodity markets and we expect to see continued volatility in the fair value of our derivative contracts.

	Three Months Ended
	September 30,
(in thousands, except per unit and per BOE amounts)	2025	2024	Variance	Variance %
Realized gain (loss) on derivative contracts	$878	$(70)	$948	(1,354.3)%
Unrealized gain (loss) on derivative contracts	1,303	1,868	(565)	(30.2)%
Total net gain (loss) on derivative contracts	$2,181	$1,798	$383	21.3%

Average realized crude oil price per BBL	$62.18	$72.24	$(10.06)	(13.9)%
Cash effect of oil derivative contracts per BBL	1.10	(0.34)	1.44	(423.5)%
Crude oil price per BBL (including impact of realized derivatives)	$63.28	$71.90	$(8.62)	(12.0)%

Average realized natural gas price per MCF	$2.74	$1.92	$0.82	42.7%
Cash effect of natural gas derivative contracts per MCF	0.30	—	0.30	—%
Natural gas price per MCF (including impact of realized derivatives)	$3.04	$1.92	$1.12	58.3%

Interest Expense

Interest expense increased $0.1 million for the three months ended September 30, 2025 compared to the prior year period primarily due to additional borrowings drawn on our Senior Secured Credit Facility to finance our Minerals Acquisition in August 2025. The weighted average interest rate on our borrowings was 7.12% for the three months ended September 30, 2025 compared to 8.09% for the three months ended September 30, 2024.

Income Tax (Expense) Benefit

For the three months ended September 30, 2025, we recognized income tax expense of $0.4 million on net income before income taxes of $1.2 million compared to income tax expense of $0.8 million on net income before income taxes of $2.9 million for the three months ended September 30, 2024. The effective tax rates were 30.7% and 28.4% for three months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate from the prior year period is due to higher state income taxes projected for Oklahoma due to the Minerals Acquisition.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we select certain accounting policies and make estimates and assumptions that affect the reported amounts of the assets, liabilities, and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. These policies, together with our estimates, have a significant effect on our unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting policies from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 3.   Quantitative and Qualitative Disclosures About Market Risks

Derivative Instruments and Hedging Activity

We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil, natural gas, and NGL prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we monitor commodity prices to identify the potential need for the use of derivative financial instruments to provide partial protection against declines in oil and natural gas prices. We do not enter into derivative contracts for speculative trading purposes. In accordance with our Senior Secured Credit Facility, we have been and may be required in the future to enter into hedges if we meet certain utilization levels of the borrowing base under the credit facility. We intend to remain in compliance with these covenants and will enter into derivative contracts from time to time to meet the requirements. As a result of our recent acquisitions and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. Additionally, depending on market conditions, financial and other considerations we may enter into additional hedges to meet our objectives of increasing value to shareholders. We may also, from time to time, restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts.

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. For the derivative contracts settled during fiscal 2026 and 2025, we did not post collateral. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 7, “Derivatives” to our unaudited condensed consolidated financial statements for more details.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15(d)-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2025 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, during the quarter ended September 30, 2025, we have determined that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements in Item 1. Condensed Consolidated Financial Statements (Unaudited) for a description of any legal proceedings, which is incorporated herein by reference.

Item 1A.   Risk Factors

Our Annual Report on Form 10-K for the year ended June 30, 2025 includes a detailed description of our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about the Company's purchases of its equity securities during the three months ended September 30, 2025.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs	(in thousands)
July 2025	—	$—	—	$—
August 2025	25,645	5.16	—	—
September 2025	—	—	—	—
(1)	During the three months ended September 30, 2025, all of the shares received were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.

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

Evolution Petroleum Corporation
Date: November 12, 2025	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director
	By:	/s/ RYAN STASH
Ryan Stash Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer