Form 10-Q
period 2025-12-31
EVOLUTION PETROLEUM CORP
filed 2026-02-11
CIK 1006655

no

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

At February 6, 2026, 35,003,844 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, except for statements of historical fact, are forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “may,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors, which may include, but are not limited to, the following:

●	our expectations of plans, strategies and objectives, including anticipated development activity and capital spending;
●	our capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength;
●	our ability to complete future acquisitions and the need for additional capital to complete future acquisitions;
●	the benefits of our multi-basin portfolio, including operational and commodity flexibility;
●	our ability to maximize cash flow and the application of excess cash flows to pay dividends;
●	estimates of our oil, natural gas and NGLs production and commodity mix;
●	anticipated oil, natural gas and NGL prices;
●	anticipated drilling and completions activity;
●	drilling and operational risks by our third-party operators, including accidents, equipment failures, fires, and releases of toxic or hazardous materials;
●	estimates of our oil, natural gas and NGL reserves and recoverable quantities;
●	our ability to access credit facilities and the availability of other sources of liquidity to meet financial obligations throughout commodity price cycles;
●	limitations on our ability to obtain funding based on environmental, social, and corporate governance performance;
●	future interest expense;
●	our ability to manage debt and financial ratios, finance growth and comply with financial covenants;
●	the implementation and outcomes of risk management programs, including exposure to commodity price and interest rate fluctuations, the volume of oil and natural gas production hedged, and the markets or physical sales locations hedged;
●	the possible impact of changes in federal, state, provincial and local, rules and regulations;
●	anticipated compliance with current or proposed environmental requirements, including the costs thereof;
●	the impact of greenhouse gas (“GHG”) emissions limitations and renewable energy incentives;
●	adequacy of provisions for abandonment and site reclamation costs;
●	our operational and financial flexibility, discipline and ability to respond to evolving market conditions;
●	the declaration and payment of future dividends and any anticipated repurchase of our outstanding common shares;
●	the adequacy of our provision for taxes and legal claims;
●	our ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses;
●	our competitiveness relative to our peers, including with respect to capital, materials, people, assets and production;
●	oil, natural gas and NGL inventories and global demand for oil, natural gas and NGLs;
●	the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment;
●	adverse weather events;
●	anticipated staffing levels;

●	anticipated payments related to our commitments, obligations and contingencies, and the ability to satisfy the same; and
●	the possible impact of accounting and tax pronouncements, rule changes and standards.

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

When considering any forward-looking statement, the reader should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil, natural gas and NGLs, third-party operating risks and other risk factors as described under the Risk Factors section of our previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as well as the other disclosures contained herein, therein, and as also may be described from time to time in future reports we file with the Securities and Exchange Commission (“SEC”). Readers should also consider such information in conjunction with our condensed consolidated financial statements and related notes and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. Readers are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	December 31, 2025	June 30, 2025
Assets
Current assets
Cash and cash equivalents	$3,762	$2,507
Receivables from crude oil, natural gas, and natural gas liquids revenues	9,345	10,804
Derivative contract assets	3,196	1,777
Prepaid expenses and other current assets	859	2,287
Total current assets	17,162	17,375
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties—full-cost method of accounting:
Oil and natural gas properties, subject to amortization, net	146,476	142,248
Oil and natural gas properties, not subject to amortization	4,645	—
Total property and equipment, net	151,121	142,248

Other noncurrent assets
Derivative contract assets	135	198
Other assets	847	431
Total assets	$169,265	$160,252
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$11,041	$12,901
Accrued liabilities and other	5,308	6,909
Derivative contract liabilities	1,505	1,577
State and federal taxes payable	1,272	—
Total current liabilities	19,126	21,387
Long term liabilities
Senior secured credit facility	54,500	37,500
Deferred income taxes	4,935	6,234
Asset retirement obligations	22,309	21,535
Derivative contract liabilities	465	1,783
Operating lease liability	386	—
Total liabilities	101,721	88,439
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 35,003,844 and 34,337,188 shares as of December 31, 2025
and June 30, 2025, respectively	35	34
Additional paid-in capital	48,843	46,650
Retained earnings	18,666	25,129
Total stockholders' equity	67,544	71,813
Total liabilities and stockholders' equity	$169,265	$160,252

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenues
Crude oil	$10,696	$11,763	$23,568	$26,500
Natural gas	7,441	5,793	13,341	10,078
Natural gas liquids	2,542	2,719	5,058	5,593
Total revenues	20,679	20,275	41,967	42,171
Operating costs
Lease operating costs	11,510	12,793	24,597	24,583
Depletion, depreciation, and accretion	5,919	5,433	11,880	11,158
General and administrative expenses	2,592	2,654	4,917	5,181
Total operating costs	20,021	20,880	41,394	40,922
Income (loss) from operations	658	(605)	573	1,249
Other income (expense)
Net gain (loss) on derivative contracts	2,235	(1,219)	4,416	579
Interest and other income	12	52	22	109
Interest expense	(1,003)	(764)	(1,920)	(1,587)
Income (loss) before income taxes	1,902	(2,536)	3,091	350
Income tax (expense) benefit	(837)	711	(1,202)	(110)
Net income (loss)	$1,065	$(1,825)	$1,889	$240
Net income (loss) per common share:
Basic	$0.03	$(0.06)	$0.05	$—
Diluted	$0.03	$(0.06)	$0.05	$—
Weighted average number of common shares outstanding:
Basic	33,904	32,934	33,815	32,828
Diluted	34,025	32,934	34,001	32,994

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,889	$240
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	11,880	11,158
Stock-based compensation	1,150	1,218
Settlement of asset retirement obligations	(180)	(280)
Deferred income taxes	(1,299)	(29)
Unrealized (gain) loss on derivative contracts	(2,746)	(500)
Accrued settlements on derivative contracts	(10)	(57)
Amortization of debt issuance costs	78	—
Other	(8)	(3)
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	1,509	(8)
Prepaid expenses and other current assets	1,359	435
Accounts payable, accrued liabilities and other	(1,664)	3,233
State and federal taxes payable	1,272	(74)
Net cash provided by operating activities	13,230	15,333
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(16,647)	(331)
Capital expenditures for oil and natural gas properties	(4,656)	(3,498)
Net cash used in investing activities	(21,303)	(3,829)
Cash flows from financing activities:
Common stock dividends paid	(8,352)	(8,115)
Common stock repurchases, including stock surrendered for tax withholding	(182)	(191)
Borrowings under senior secured credit facility	20,000	—
Repayments of senior secured credit facility	(3,000)	—
Debt issuance costs	(379)	—
Issuance of common stock	1,272	2,259
Offering costs	(31)	(236)
Net cash provided by (used in) financing activities	9,328	(6,283)
Net increase (decrease) in cash and cash equivalents	1,255	5,221
Cash and cash equivalents, beginning of period	2,507	6,446
Cash and cash equivalents, end of period	$3,762	$11,667

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$(1,340)	$(1,709)
Oil and natural gas property costs attributable to the recognition (derecognition) of asset retirement obligations	(178)	(47)

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
For the Three Months Ended December 31, 2025
Balances at September 30, 2025	34,648	$35	$47,300	$21,796	$—	$69,131
Issuance of restricted common stock	121	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(50)	(50)
Retirements of treasury stock	(11)	—	(50)	—	50	—
Issuance of common stock	246	—	1,006	—	—	1,006
Offering costs	—	—	(26)	—	—	(26)
Stock-based compensation	—	—	613	—	—	613
Net income (loss)	—	—	—	1,065	—	1,065
Common stock dividends paid	—	—	—	(4,195)	—	(4,195)
Balances at December 31, 2025	35,004	$35	$48,843	$18,666	$—	$67,544

For the Six Months Ended December 31, 2025
Balances at June 30, 2025	34,337	$34	$46,650	$25,129	$—	$71,813
Issuance of restricted common stock	401	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(182)	(182)
Retirements of treasury stock	(37)	—	(182)	—	182	—
Issuance of common stock	303	—	1,272	—	—	1,272
Offering costs	—	—	(46)	—	—	(46)
Stock-based compensation	—	—	1,150	—	—	1,150
Net income (loss)	—	—	—	1,889	—	1,889
Common stock dividends paid	—	—	—	(8,352)	—	(8,352)
Balances at December 31, 2025	35,004	$35	$48,843	$18,666	$—	$67,544

For the Three Months Ended December 31, 2024
Balances at September 30, 2024	33,607	$34	$41,561	$38,035	$—	$79,630
Issuance of restricted common stock	92	—	—	—	—	—
Forfeitures of restricted stock	(8)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(103)	(103)
Retirements of treasury stock	(19)	—	(103)	—	103	—
Issuance of common stock	405	—	2,259	—	—	2,259
Offering costs	—	—	(236)	—	—	(236)
Stock-based compensation	—	—	659	—	—	659
Net income (loss)	—	—	—	(1,825)	—	(1,825)
Common stock dividends paid	—	—	—	(4,082)	—	(4,082)
Balances at December 31, 2024	34,077	$34	$44,140	$32,128	$—	$76,302

For the Six Months Ended December 31, 2024
Balances at June 30, 2024	33,340	$33	$41,091	$40,003	$—	$81,127
Issuance of restricted common stock	376	1	(1)	—	—	—
Forfeitures of restricted stock	(8)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(191)	(191)
Retirements of treasury stock	(36)	—	(191)	—	191	—
Issuance of common stock	405	—	2,259	—	—	2,259
Offering costs	—	—	(236)	—	—	(236)
Stock-based compensation	—	—	1,218	—	—	1,218
Net income (loss)	—	—	—	240	—	240
Common stock dividends paid	—	—	—	(8,115)	—	(8,115)
Balances at December 31, 2024	34,077	$34	$44,140	$32,128	$—	$76,302

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

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the SCOOP and STACK plays in central Oklahoma; the Chaveroo Field in Chaves and Roosevelt Counties of New Mexico; the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field in Wyoming; the Delhi Field in Northeast Louisiana; and the TexMex interests located in Lea, Eddy and Chaves Counties, New Mexico and Stephens County, Texas. Additionally, an overriding royalty interest retained in a past divestiture of Texas properties provides de minimis revenue. The following table disaggregates the Company’s revenues by major product for the three and six months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Revenues
Crude oil	$10,696	$11,763	$23,568	$26,500
Natural gas	7,441	5,793	13,341	10,078
Natural gas liquids	2,542	2,719	5,058	5,593
Total revenues	$20,679	$20,275	$41,967	$42,171

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3. Acquisitions

Purchase of SCOOP/STACK Minerals

On August 4, 2025, the Company completed the acquisition of certain mineral and royalty interests in the SCOOP and STACK plays in of Oklahoma from a non-affiliated private seller (the “Minerals Acquisition”) in a cash transaction valued at approximately $16.3 million, subject to customary post-closing adjustments. The Minerals Acquisition has an effective date of May 1, 2025. The Company accounted for the transaction as an asset acquisition, allocating $11.7 million of the purchase price to proved oil and natural gas properties, subject to amortization, and $4.6 million to unproved properties. The Company funded the purchase price for the Minerals Acquisition with a combination of $15.0 million in borrowings under its Senior Secured Credit Facility and cash on hand. The acquired assets include an average royalty interest of 0.6% across approximately 5,500 net royalty acres located primarily in Grady and Canadian Counties, Oklahoma.

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

Note 4. Property and Equipment

Property and equipment consisted of the following for the periods presented (in thousands):

	December 31, 2025	June 30, 2025
Oil and natural gas properties
Property costs subject to amortization	$287,816	$272,496
Property costs not subject to amortization	4,645	—
Less: Accumulated depletion, depreciation, and impairment	(141,340)	(130,248)
Oil and natural gas properties, net	$151,121	$142,248

As of December 31, 2025, $4.6 million of oil and natural gas property costs were not subject to amortization. These costs related to mineral and royalty interests acquired as part of the Company’s Minerals Acquisition described in Note 3, “Acquisitions” above. The mineral and royalty interests include approximately 3,600 net royalty acres for unproved locations. Property costs identified at the Minerals Acquisition associated with proved reserves were recorded to evaluated oil and natural gas properties and subject to amortization.

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

Depletion on oil and natural gas properties was $11.1 million and $10.3 million for the six months ended December 31, 2025 and 2024, respectively. During the six months ended December 31, 2025 and 2024, the Company incurred development capital expenditures of $2.5 million and $2.2 million, respectively.

At December 31, 2025, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended December 31, 2025 of the West Texas Intermediate (“WTI”) crude oil spot price of $66.01 per barrel and Henry Hub natural gas spot price of $3.40 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $23.22, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at December 31, 2025 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, subject to amortization, and, as a result, no write-down was applicable.

At December 31, 2024, the ceiling test value of the Company’s reserves was calculated based on the first-day-of the month average for the 12-months ended December 31, 2024 of the WTI crude oil spot price of $76.32 per barrel and Henry Hub natural gas spot price of $2.13 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $22.60, which was based on historical prices received as NGLs do not have any single comparable reference index price. Using these prices, at December 31, 2024 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, subject to amortization, and, as a result, no write-down was applicable.

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

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches of representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains hedging requirements that apply when utilization is greater than 25% of (x) the Margined Collateral Value, as defined under the Senior Secured Credit Facility, at any time when the leverage ratio is less than 2.25 to 1.00, or (y) the borrowing base, at any time when the leverage ratio is greater than or equal to 2.25 to 1.00. As of December 31, 2025, the Company had $54.5 million borrowings outstanding and $0.8 million of letters of credit outstanding under its Senior Secured Credit Facility, resulting in $9.7 million of available borrowing capacity. For the six months ended December 31, 2025 and 2024, the weighted average interest on borrowings under the Senior Secured Credit Facility was 6.88% and 7.80%, respectively.

On November 28, 2025, the Company entered into a letter agreement with MidFirst Bank pursuant to which Margined Collateral Value, as defined under the Senior Secured Credit, was modified to $65.0 million and allowed the Company until December 31, 2025 to enter into additional commodity hedge transactions to satisfy the level of hedging requirements.

On August 29, 2025, the Company entered into the first amendment of its Senior Secured Credit Facility with MidFirst Bank pursuant to which it was determined for purposes of the hedge covenant that total crude oil and natural gas volumes from proved developed producing reserves will be combined on a barrels of oil equivalent basis to determine compliance with the required hedging covenant.

As of December 31, 2025, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

The Company capitalizes certain direct costs associated with its Senior Secured Credit Facility and amortizes these costs over the life of the facility. For the six months ended December 31, 2025, the Company amortized less than $0.1 million and capitalized $0.1 million of debt issuance costs in conjunction with amending and restating the Senior Secured Credit Facility. The debt issuance costs are presented in "Other assets" on the unaudited condensed consolidated balance sheets.

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

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation and the business interest expense limitation, as well as other provisions. The Company’s consolidated financial statements for the six months ended December 31, 2025, include the OBBBA’s effect for the period beginning July 1, 2025, through December 31, 2025. Some of the provisions in the OBBBA are effective for periods before July 1, 2025. The Company plans to file its June 30, 2025 tax return on or before April 15, 2026, and thus any tax effects related to prior periods will be recorded in the financial statements as a return to provision adjustment once identified and quantifiable. While the

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Company does not expect the OBBBA to have a material impact on its results of operations, it does expect the OBBBA to provide a benefit to its cash flows from operating activities.

For the six months ended December 31, 2025, the Company recognized an income tax expense of $1.2 million and had an effective tax rate of 38.9% compared to income tax expense of $0.1 million and an effective tax rate of 31.4% for the six months ended December 31, 2024. The increase in the effective tax rate from the prior year period is due to projected higher state income taxes in Oklahoma associated with the Minerals Acquisition in August 2025. The Company evaluates its tax provision on a quarterly basis and adjusts it effective tax rate given changes in facts and circumstances expected in the future.

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of December 31, 2025, the Company did not post collateral under any of its derivative contracts during the periods in which contracts were open as they were secured under the Company’s Senior Secured Credit Facility.

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

All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 820, Fair Value Measurement (“ASC 820”) and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of December 31, 2025 and June 30, 2025 (the “mark-to-market valuation”).

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of December 31, 2025 and June 30, 2025 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	December 31, 2025	June 30, 2025	location	December 31, 2025	June 30, 2025
Commodity contracts	Current assets - derivative contract assets	$3,196	$1,777	Current liabilities - derivative contract liabilities	$1,505	$1,577
Commodity contracts	Other noncurrent assets - derivative contract assets	135	198	Long term liabilities - derivative contract liabilities	465	1,783
Total derivatives not designated as hedging contracts under ASC 815		$3,331	$1,975		$1,970	$3,360

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations for the three and six months ended December 31, 2025 and 2024 (in thousands). “Realized gain (loss) on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)	Three Months Ended		Six Months Ended
as hedging contracts	recognized in income on	December 31,		December 31,
under ASC 815	derivative contracts	2025	2024	2025	2024
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$792	$149	$1,670	$79
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	1,443	(1,368)	2,746	500
Total net gain (loss) on derivative contracts		$2,235	$(1,219)	$4,416	$579

As of December 31, 2025, the Company had the following open crude oil and natural gas derivative contracts:

			Volumes in	Weighted Average Price per MMBTU/BBL
Period	Commodity	Instrument	MMBTU/BBL	Swap	Sub Floor	Floor	Ceiling
January 2026 - September 2026	Crude Oil	Fixed-Price Swap	186,513	$60.27
January 2027 - January 2027	Crude Oil	Fixed-Price Swap	14,375	57.05
January 2026 - December 2026	Crude Oil	Two-Way Collar	177,762			$57.62	$67.12
September 2026 - December 2026	Crude Oil	Three-Way Collar	67,002		$50.00	58.83	70.36
January 2026 - December 2026	Natural Gas	Fixed-Price Swap	2,954,267	3.62
January 2027 - December 2027	Natural Gas	Fixed-Price Swap	1,430,858	3.57
January 2026 - December 2026	Natural Gas	Two-Way Collar	2,857,522			3.58	4.83
January 2027 - March 2027	Natural Gas	Two-Way Collar	234,698			3.75	6.07

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to December 31, 2025, the Company entered into the following new crude oil and natural gas derivative contracts:

			Volumes in	Weighted Average Price per MMBTU/BBL
Period	Commodity	Instrument	MMBTU/BBL	Swap	Sub Floor	Floor	Ceiling
February 2026 - March 2026	Crude Oil	Fixed-Price Swap	9,323	$60.35
January 2027 - March 2027	Crude Oil	Fixed-Price Swap	35,262	60.88
January 2027 - March 2027	Crude Oil	Two-Way Collar	41,364			$53.26	$63.27
January 2027 - February 2027	Natural Gas	Two-Way Collar	509,946			3.69	5.82

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts for the periods presented (in thousands):

	Derivative Contracts Assets		Derivative Contracts Liabilities
Offsetting of Derivative Assets and Liabilities	December 31, 2025	June 30, 2025	December 31, 2025	June 30, 2025
Gross amounts presented in the Consolidated Balance Sheet	$3,331	$1,975	$1,970	$3,360
Amounts not offset in the Consolidated Balance Sheet	(1,640)	(1,774)	(1,640)	(1,774)
Net amount	$1,691	$201	$330	$1,586

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$3,331	$—	$3,331

Liabilities
Derivative contract liabilities	$—	$1,970	$—	$1,970

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$1,975	$—	$1,975

Liabilities
Derivative contract liabilities	$—	$3,360	$—	$3,360

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

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the period ended December 31, 2025 (in thousands):

December 31, 2025
Asset retirement obligations — beginning of period	$21,830
Liabilities settled and divested	(178)
Accretion of discount	788
Asset retirement obligations — end of period	22,440
Less: current asset retirement obligations	(131)
Long-term portion of asset retirement obligations	$22,309

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

Note 11. Stockholders’ Equity

Common Stock

As of December 31, 2025, the Company had 35,003,844 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of December 31, 2025, the Company has cumulatively paid over $143.1 million in cash dividends. The Company paid dividends of $8.4 million and $8.1 million to its common stockholders during the six months ended December 31, 2025 and 2024, respectively.

The following table reflects the dividends paid per share within the respective three-month periods:

	Fiscal Year
	2026	2025
Second fiscal quarter	$0.120	$0.120
First fiscal quarter	0.120	0.120

On October 21, 2024, the Company entered into an At-the-Market (“ATM”) equity Sales Agreement (the “ATM Sales Agreement”) with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which the Company may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal to facilitate acquisitions and other general corporate purposes. During the six months ended December 31, 2025, the Company sold a total of approximately 0.3 million shares of its common stock under the ATM Sales Agreement for net proceeds of approximately $1.2 million, net

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of $46 thousand of offering costs. The Company intends to use the net proceeds from sales of common stock for general corporate purposes, including to repay outstanding indebtedness.

On September 8, 2022, the Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The Company funded repurchases from working capital and cash provided by operating activities. The share repurchase program was complimentary to the existing dividend policy and was a tax efficient means to further improve shareholder return. The shares were repurchased in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The Company did not repurchase any shares of common stock under the plan during the six months ended December 31, 2024. While the plan was in effect, a total of 0.8 million shares of the Company’s common stock were repurchased under the program at a total cost of approximately $4.6 million, including incremental direct transaction costs.

During the six months ended December 31, 2025 and 2024, the Company acquired treasury stock upon the ordinary course of scheduled vestings of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting.

The following table summarizes all treasury stock purchases during the periods presented (in thousands, except per share amounts):

	Six Months Ended
	December 31,
	2025	2024
Number of treasury shares acquired	37	36
Average cost per share	$4.93	$5.32
Total cost of treasury shares acquired	$182	$191

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2025, all common stock dividends for that fiscal year were treated for tax purposes as qualified dividend income to the recipients. Based on its current projections for the fiscal year ended June 30, 2026, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on the Company’s reasonable expectations as of December 31, 2025 and are subject to change based on the Company’s final tax calculations at the end of the fiscal year.

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended the “2016 Plan”) authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. On December 5, 2024 shareholders approved and adopted the amendment and restatement of the 2016 Plan (hereinafter the “Amended and Restated Plan”), which increased the shares authorized for issuance under the 2016 Plan by 2.1 million shares to a maximum of 5.7 million shares. The duration of the Amended and Restated Plan is indefinite, provided that no new awards shall be made under the Amended and Restated Plan on or after the tenth anniversary of the date the stockholders approved the Amended and Restated Plan. Incentives under the Amended and Restated Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, and performance share awards. As of December 31, 2025 and June 30, 2025, approximately 2.1 million shares and 2.5 million shares, respectively, remained available for grant under the Amended and Restated Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. During the three and six months ended December 31, 2025, the Company recognized $0.6 million and $1.2 million, respectively, related to stock-based compensation. During the three and six months ended December 31, 2024, the Company recognized $0.7 million and $1.2 million, respectively, related to stock-based compensation. Stock-based compensation expense is recorded as a component of “General and administrative expenses” on the unaudited condensed consolidated statements of operations.

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

During the six months ended December 31, 2025, the Company granted a total of 0.4 million equity awards that included 0.2 million time-vested restricted stock awards and 0.2 million performance-based restricted stock awards.

During the six months ended December 31, 2024, the Company granted a total of 0.5 million equity awards that included 0.2 million time-vested restricted stock awards, 0.2 million performance-based restricted stock awards, and 0.1 million of performance-based contingent stock units.

For performance-based awards granted during the six months ended December 31, 2025 and 2024, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Six Months Ended
	December 31,
	2025	2024
Weighted average fair value of performance-based awards granted	$4.36	$3.90
Risk-free interest rate	3.55%	3.45%
Expected term in years	2.78	2.78
Expected volatility	40.6%	50.2%
Dividend yield	8.8%	8.4%

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unvested restricted stock awards as of December 31, 2025 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	371,997	$5.40
Performance-based awards	508,851	4.65
Unvested at December 31, 2025	880,848	$4.97

The following table sets forth the restricted stock award transactions for the six months ended December 31, 2025:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Shares	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2025	670,285	$5.58	$2,196	1.6
Time-vested shares granted	214,423	4.75
Performance-based shares granted	186,709	4.36
Vested	(190,569)	6.30
Unvested at December 31, 2025	880,848	$4.97	$2,982	1.7

The following table sets forth contingent restricted stock unit transactions for the six months ended December 31, 2025:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Stock Units	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2025	241,613	$2.37	$340	1.8
Unvested at December 31, 2025	241,613	$2.37	$236	1.3

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2025	2024	2025	2024
Numerator
Net income (loss)	$1,065	$(1,825)	$1,889	$240
Undistributed earnings allocated to unvested restricted stock	(104)	(100)	(186)	(178)
Net income (loss) for earnings per share calculation	$961	$(1,925)	$1,703	$62

Denominator
Weighted average number of common shares outstanding — Basic	33,904	32,934	33,815	32,828
Effect of dilutive securities:
Unvested restricted stock awards	121	—	141	166
Unvested contingent restricted stock units	—	—	45	—
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	34,025	32,934	34,001	32,994

Net income (loss) per common share — Basic	$0.03	$(0.06)	$0.05	$—
Net income (loss) per common share — Diluted	$0.03	$(0.06)	$0.05	$—

Unvested restricted stock awards, totaling 0.2 million and 0.1 million for the three and six months ended December 31, 2025, respectively, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

Unvested restricted stock awards, totaling 0.8 million for the three months ended December 31, 2024, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive due to the net loss. Unvested restricted stock awards, totaling 0.1 million for the six months ended December 31, 2024, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

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

As a non-operator and having adequate liquidity, the Company has generally not entered into lease transactions. The Company’s only operating lease is for corporate office space in Houston, Texas, effective May 1, 2019 and amended

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

most recently November 30, 2025 and set to expire June 30, 2031. The Company does not have any leases that meet the criteria for classification as a finance lease or a short-term lease.

The Company makes certain assumptions and judgments when evaluating a contract that meets the definition of a lease under ASC 842, Leases. As the Company’s operating lease did not provide an implicit rate, an incremental borrowing rate was calculated using information available at the commencement and modification dates of the lease. The incremental borrowing rate for a lease is the rate of interest for which the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term was determined by considering any option available to extend or to early terminate the lease which the Company believed was reasonably certain to be exercised.

The table below summarized the Company’s leases for the six months ended December 31, 2025 and 2024 (in thousands, except years and discount rate):

	Six Months Ended December 31,
	2025	2024
Statements of Operations:
Operating lease costs	$46	$45
Variable lease costs	21	33
Total lease costs	$67	$78

Statements of Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41	$57

Other:
ROU assets obtained in exchange for new operating lease liabilities	$455	$—
Weighted average remaining lease term in years	5.50	1.16
Weighted average discount rate	6.09%	7.40%

The following table presents the Company’s ROU assets and lease liabilities (in thousands):

	December 31, 2025	June 30, 2025
Balance Sheets:
Operating lease ROU asset (included in other assets)	$449	$58
Accrued liabilities and other - current	63	66
Operating lease liability - long-term	386	—

As of December 31, 2025, the future minimum lease payments associated with the Company’s non-cancellable operating lease for office space are as follows (in thousands):

Fiscal Year	December 31, 2025
Remaining in 2026	$17
2027	97
2028	100
2029	103
2030	107
Thereafter	110
Total operating lease payments	534
Less: discount to present value	(85)
Total operating lease liabilities	449
Less: current operating lease liabilities	63
Non current operating lease liabilities	$386

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Additional Financial Statement Information

Certain amounts on the unaudited condensed consolidated balance sheets are comprised of the following (in thousands):

	December 31, 2025	June 30, 2025
Prepaid expenses and other current assets:
Other receivables	$156	$227
Prepaid insurance	396	701
Prepaid federal and state income taxes	56	706
Advances to operators	31	316
Prepaid other	220	337
Total prepaid expenses and other current assets	$859	$2,287

Other assets:
Deposit	$8	$8
Debt issuance costs, net	390	365
Right of use asset under operating lease	449	58
Total other assets	$847	$431

Accrued liabilities and other:
Accrued payables	$2,475	$2,937
Accrued capital expenditures	600	421
Accrued incentive and other compensation	777	1,472
Accrued royalties payable(1)	625	417
Accrued taxes other than federal and state income tax	452	1,283
Accrued settlements on derivative contracts	170	—
Operating lease liability	63	66
Asset retirement obligations due within one year	131	295
Accrued interest and other	15	18
Total accrued liabilities and other	$5,308	$6,909

(1)	Accrued royalties payable relate to royalty and owner payments in the Jonah Field as the Company takes its natural gas and NGL working interest production in-kind. See Note 2, “Revenue Recognition” for a further discussion.

Note 15. Subsequent Events

Dividend Declaration

On February 9, 2026, the Company declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on March 16, 2026 and payable on March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Liquidity and Capital Resources

Results of Operations

Critical Accounting Policies

Commonly Used Terms

“Current quarter” refers to the three months ended December 31, 2025, our second quarter of fiscal year 2026.

“Year-ago quarter” refers to the three months ended December 31, 2024, our second quarter of fiscal year 2025.

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

Our oil and natural gas properties consist primarily of non-operated working and mineral interests in the following areas (as well as small overriding royalty interests in four onshore central Texas wells):

●	Our non-operated working interests and mineral interests in the SCOOP and STACK plays consist of oil and natural gas producing properties in the Anadarko basin, where we hold an approximate 2.7% average net working interest with an associated 2.0% average net revenue interest located on approximately 103,700 gross (4,200 net) acres (approximately 97% held by production) and a separate approximate 0.6% average net royalty interests located on approximately 5,500 net royalty acres across Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties in Oklahoma. The oil and natural gas properties are primarily operated by Continental Resources, Inc., Ovintiv USA Inc. and EOG Resources, Inc. with approximately 40% of wells operated by other operators. Production from our SCOOP/STACK properties for the six months ended December 31, 2025 is comprised of 54% natural gas, 25% crude oil, and 21% NGLs.
●	Our non-operated interests in the Chaveroo Field consist of a 50% net working interest, with an average associated 41% average net revenue interest, in approximately 4,500 gross (2,300 net) acres all held by production, associated with six development blocks, with the right to acquire the same working interest in additional development locations and associated acreage at a fixed price. The field is operated by PEDEVCO Corp. (“PEDEVCO”). Production from our Chaveroo Field properties for the six months ended December 31, 2025 is comprised of 100% crude oil.
●	Our non-operated interests in the Jonah Field, a natural gas and NGL property in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 5,300 gross (950 net) acres all held by production. The properties are operated by Jonah Energy. Production from our Jonah Field properties for the six months ended December 31, 2025 is comprised of 89% natural gas, 6% NGLs, and 5% crude oil.
●	Our non-operated interests in the Williston Basin, an oil and natural gas producing property, consist of approximately 39% average net working interest and approximately 33% average net revenue interest located on approximately 138,200 gross (41,300 net) acres (approximately 97% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are operated by Foundation Energy Management. Production from our Williston Basin properties for the six months ended December 31, 2025 is comprised of 72% crude oil, 17% NGL, and 11% natural gas.
●	Our non-operated working interests and overriding royalty interests in the Barnett Shale, a natural gas and NGL producing shale reservoir, consist of approximately 17% average net working interest and approximately 14% average net revenue interest (inclusive of the overriding royalty interests). The approximately 123,800 gross (21,000 net) acres are held by production across nine North Texas counties. The oil and natural gas properties are primarily operated by Diversified Energy Company with approximately 10% of wells operated by six other operators. Production from our Barnett Shale properties for the six months ended December 31, 2025 is comprised of 73% natural gas, 26% NGLs, and 1% crude oil.
●	Our non-operated interests in the Hamilton Dome Field, a secondary recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% average net working interest, with an associated 20% average net revenue interest (inclusive of a small overriding royalty interest). The 5,900 gross acre unitized field, of which we hold approximately 1,400 net acres, is operated by Merit Energy Company, who owns the majority of the remaining working interest in the Hamilton Dome Field. The Hamilton Dome Field is located in the southwest region of the Big Horn Basin in northwest Wyoming. Production from our Hamilton Dome Field properties for the six months ended December 31, 2025 is comprised of 100% crude oil.
●	Our non-operated working interests and overriding royalty interests in the Delhi Field, a CO2-EOR project, consist of approximately 24% average net working interest, with an associated 19% average net revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC, a subsidiary of Exxon Mobil Corporation. The 13,600 gross acre unitized Delhi Field, of which we hold approximately 3,200 net acres, is located in northeast Louisiana in Franklin, Madison, and Richland Parishes. Production from our Delhi Field properties for the six months ended December 31, 2025 is comprised of 80% crude oil and 20% NGLs.
●	Our non-operated working interests in TexMex consists of oil and natural gas producing properties where we hold an approximate 42% net working interest and 35% average net revenue interest located on approximately 27,800 gross (11,200 net) acres (all held by production) primarily in Lea, Eddy and Chaves Counties, New Mexico and Stephens County, Texas. The oil and natural gas properties are operated by Texian Operating Company. Production from our TexMex properties for the six months ended December 31, 2025 is comprised of 56% crude oil and 44% natural gas.

Recent Developments

Dividend Declaration

On February 9, 2026, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable March 31, 2026.

Senior Secured Credit Facility

On November 28, 2025, we entered into a letter agreement with MidFirst Bank pursuant to which Margined Collateral Value, as defined under the Senior Secured Credit, was modified to $65.0 million and allowed us until December 31, 2025 to enter into additional commodity hedge transactions to satisfy the level of hedging requirements.

Purchase of SCOOP/STACK Minerals

On August 4, 2025, we completed the acquisition of certain mineral and royalty interests in the SCOOP and STACK plays in Oklahoma from a non-affiliated private seller (the “Minerals Acquisition”) in a cash transaction valued at approximately $16.3 million, which includes $17.0 million paid at closing less interim purchase price adjustments totaling approximately $0.7 million related to net cash flows earned on the properties from the effective date to the closing date. We expect to receive the remaining net cash flows from the properties between the effective date of May 1, 2025 and the closing date, at the final post-closing settlement process expected to occur during the third quarter of fiscal 2026. We accounted for the transaction as an asset acquisition and the allocation of the purchase price was $11.7 million to proved oil and natural gas properties, subject to amortization, and $4.6 million to unproved properties. We funded the purchase price for the Minerals Acquisition with a combination of $15.0 million in borrowings under our Senior Secured Credit Facility and cash on hand. The acquired assets include an average royalty interest of 0.6% across approximately 5,500 net royalty acres located primarily in Grady and Canadian Counties, Oklahoma.

Risks and uncertainties

The oil and natural gas industry is a global market impacted by many factors, such as government regulations, particularly in the areas of tariffs, trade sanctions, taxation, energy, climate change and the environment, geopolitical instability, (including ongoing conflicts between Russia and Ukraine, in the Middle East and Venezuela), demand in Asian and European markets, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since it is a primary heating source.

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

Liquidity and Capital Resources

As of December 31, 2025, we had $3.8 million in cash and cash equivalents and $54.5 million outstanding borrowings on our Senior Secured Credit Facility compared to $2.5 million in cash and cash equivalents and $37.5 million outstanding borrowings on our Senior Secured Credit Facility at June 30, 2025. Our primary sources of liquidity and capital resources during the six months ended December 31, 2025 were cash provided by operations and net borrowings under our Senior Secured Credit Facility. Our primary uses of liquidity and capital resources for the six months ended December 31, 2025 were cash used to fund our Minerals Acquisition, cash dividend payments to our common stockholders, and development capital expenditures. As of December 31, 2025, working capital was a deficit of $2.0 million. As of June 30, 2025, working capital was a deficit of $4.0 million.

The syndicated Senior Secured Credit Facility has a maximum capacity of $200.0 million subject to a borrowing base determined by the lenders based on a percentage of the value of our oil and natural gas properties. The Senior Secured Credit Facility has a current borrowing base of $65.0 million. As of December 31, 2025, we had $54.5 million of indebtedness, $0.8 million of letters of credit outstanding, and available capacity of $9.7 million. The Senior Secured Credit Facility is secured by substantially all of our oil and natural gas properties and matures on June 30, 2028.

For the six months ended December 31, 2025 and 2024, the weighted average interest on our borrowings was 6.88% and 7.80%, respectively. Borrowings bear interest, at our option, at either (i) the SOFR, subject to a minimum SOFR of 3.25%, plus a credit spread adjustment of 0.05%, or (ii) the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%, plus, in either case of (i) or (ii), an applicable margin of 2.75%.  The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains hedging requirements that apply when utilization is greater than 25% of (x) the Margined Collateral Value, as defined under the Senior Secured Credit Facility, at any time when the leverage ratio is less than 2.25 to 1.00, or (y) the borrowing base, at any time when the leverage ratio is greater than or equal to 2.25 to 1.00. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of December 31, 2025, we were in compliance with all covenants under the Senior Secured Credit Facility.

The Senior Secured Credit Facility requires redeterminations of the borrowing base to occur semi-annually. At each redetermination, the Margined Collateral Value is updated based on the estimated value of our oil and natural gas properties, which includes our proved developed reserves, proved undeveloped reserves, and other relevant factors consistent with customary oil and natural gas lending criteria. On November 28, 2025, we entered into a letter agreement with MidFirst Bank pursuant to which Margined Collateral Value, as defined under the Senior Secured Credit, was modified to $65.0 million and allowed us until December 31, 2025 to enter into additional commodity hedge transactions to satisfy the level of hedging requirements. On August 29, 2025, we entered into the first amendment to our Senior Secured Credit Facility with MidFirst Bank, whereas it was determined for purposes of the hedge covenant that total crude oil and natural gas production volumes from proved developed producing reserves will be combined on a barrels of oil equivalent (“BOE”) basis to determine compliance with the hedging covenant.

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

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility, totaling $9.7 million as of December 31, 2025. We also have an effective shelf registration statement with the SEC under which we may issue up to $500.0 million of new debt or equity securities.

On October 21, 2024, we entered into an ATM Sales Agreement with Roth Capital Partners, LLC as our Lead Agent, Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal to facilitate acquisitions and other general corporate purposes. During the six months ended December 31, 2025, we sold a total of approximately 0.3 million shares of our common stock under the ATM Sales Agreement for net proceeds of approximately $1.2 million, net of $46 thousand of offering costs.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 49 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, subject to adjustments as appropriate in the Board of Directors’ discretion depending on factors such as commodity prices, other opportunities for uses of capital, and any other factors the Board of Directors deems relevant. On February 9, 2026, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on March 16, 2026 and payable on March 31, 2026.

Capital Expenditures

During the six months ending December 31, 2025, we incurred $2.5 million on development capital expenditures. A majority of our spending occurred at SCOOP/STACK where our operators are actively drilling. Three gross wells were brought online during the first quarter of the year, and three gross wells are currently in progress. Based on discussions with our operators, we expect capital workover projects to continue in most of our fields throughout the remainder of the year as well as further drilling at SCOOP/STACK.

Overall, for fiscal year 2026, we expect budgeted capital expenditures to be in the range of $4.0 million to $6.0 million, which excludes any potential acquisitions. Our expected capital expenditures for fiscal year 2026 include bringing approximately nine gross wells online, including the six gross wells described above, at our SCOOP/STACK properties. Additionally, as our third-party operators continue to be active around our acreage, we would expect additional wells to be drilled and/or completed. At Chaveroo Field, we anticipate securing permits for the next six wells before the end of the fiscal year 2026. The final decision, made jointly with our partner, on when to spud these wells will depend on prevailing oil prices and completed well costs at that time.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of December 31, 2025 were $66.01 per barrel of oil, $3.40 per MMBtu of natural gas and $23.22 per barrel of NGLs. As of December 31, 2025, our capitalized costs of oil and natural gas properties, subject to amortization, were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of December 31, 2025 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling test results in future quarters and the effect could be material to our net earnings. Using first day of the month prices for January and February 2026, which are more reflective of recent prices trends, to calculate a trailing 12-month average price of $64.05 per barrel of oil and $3.80 per MMBtu of natural gas, and keeping all other factors constant, the ceiling test calculation as of the second quarter of fiscal year 2026 would not have generated a ceiling test impairment. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required at some point in the future as commodity prices are volatile and unpredictable. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Overview of Cash Flow Activities

	Six Months Ended December 31,
	2025	2024	Change
Cash flows provided by operating activities	$13,230	$15,333	$(2,103)
Cash flows used in investing activities	(21,303)	(3,829)	(17,474)
Cash flows provided by (used in) financing activities	9,328	(6,283)	15,611
Net increase (decrease) in cash and cash equivalents	$1,255	$5,221	$(3,966)

Cash provided by operating activities for the six months ended December 31, 2025 decreased $2.1 million compared to the six months ended December 31, 2024 primarily due a decrease in revenues and increases in our interest expense and lease operating costs for the comparable periods partially offset by realized gains on derivative contracts in the current period of $1.7 million compared to $0.1 million in the prior period. Refer to “Results of Operations” below for further information.

Cash used in investing activities for the six months ended December 31, 2025 increased $17.5 million compared to the six months ended December 31, 2024 primarily due to the closing of the Minerals Acquisition in August 2025.

Net cash flows provided by financing activities for the six months ended December 31, 2025 were $9.3 million compared to net cash flows used in financing activities of $6.3 million for the six months ended December 31, 2024. For the six months ended December 31, 2025, we received net borrowings of $17.0 million under our Senior Secured Credit Facility primarily to finance our Minerals Acquisition, received net proceeds from the sale of common stock under the ATM Sales agreement of approximately $1.2 million, after deducting issuance fees, and paid $8.4 million in cash dividends to our common stockholders. For the six months ended December 31, 2024, we paid $8.1 million in cash dividends to our common stockholders and received net proceeds from the sale of common stock under the ATM Sales Agreement of approximately $2.0 million, after deducting $0.2 million of fees for due diligence incurred with the offering.

Results of Operations

Three Months Ended December 31, 2025 and 2024

We reported net income of $1.1 million and net loss of $1.8 million for the three months ended December 31, 2025 and 2024, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Three Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2025	2024	Variance	Variance %
Net income (loss)	$1,065	$(1,825)	$2,890	(158.4)%
Revenues:
Crude oil	10,696	11,763	(1,067)	(9.1)%
Natural gas	7,441	5,793	1,648	28.4%
Natural gas liquids	2,542	2,719	(177)	(6.5)%
Total revenues	20,679	20,275	404	2.0%
Operating costs:
Lease operating costs:
Ad valorem and production taxes	588	1,441	(853)	(59.2)%
Gathering, transportation, and other costs	2,667	2,889	(222)	(7.7)%
Other lease operating costs	8,255	8,463	(208)	(2.5)%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	5,532	5,024	508	10.1%
Accretion of asset retirement obligations	387	409	(22)	(5.4)%
General and administrative expenses:
General and administrative	1,979	1,995	(16)	(0.8)%
Stock-based compensation	613	659	(46)	(7.0)%
Other income (expense):
Net gain (loss) on derivative contracts	2,235	(1,219)	3,454	(283.3)%
Interest and other income	12	52	(40)	(76.9)%
Interest expense	(1,003)	(764)	(239)	31.3%
Income tax (expense) benefit	(837)	711	(1,548)	(217.7)%

Production:
Crude oil (MBBL)	193	179	14	7.8%
Natural gas (MMCF)	2,241	2,125	116	5.5%
Natural gas liquids (MBBL)	112	105	7	6.7%
Equivalent (MBOE)(1)	679	638	41	6.4%
Average daily production (BOEPD)(1)	7,380	6,935	445	6.4%

Average price per unit(2):
Crude oil (BBL)	$55.42	$65.72	$(10.30)	(15.7)%
Natural gas (MCF)	3.32	2.73	0.59	21.6%
Natural Gas Liquids (BBL)	22.70	25.90	(3.20)	(12.4)%
Equivalent (BOE)(1)	30.46	31.78	(1.32)	(4.2)%

Average cost per unit:
Operating costs:
Lease operating costs:
Ad valorem and production taxes	0.87	2.26	(1.39)	(61.5)%
Gathering, transportation, and other costs	3.93	4.53	(0.60)	(13.2)%
Other lease operating costs	12.16	13.26	(1.10)	(8.3)%
Depletion of full cost proved oil and natural gas properties	8.15	7.87	0.28	3.6%
General and administrative expenses:
General and administrative	2.91	3.13	(0.22)	(7.0)%
Stock-based compensation	0.90	1.03	(0.13)	(12.6)%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $20.7 million and $20.3 million for the three months ended December 31, 2025 and 2024, respectively, with the increase in revenues due to an increase in production volumes partially offset by decreases in our average realized price per BOE. Average daily equivalent production increased 6.4% to 7,380 BOEPD in the current year period from 6,935 BOEPD in the prior period primarily as a result production from our Minerals Acquisition in August 2025 and TexMex Acquisition in April 2025. Our average realized commodity price (excluding the impact of derivative contracts) for the three months ended December 31, 2025 decreased approximately $1.32 per BOE, or 4.2%, over the prior year period as our realized crude oil decreased 15.7% and realized NGL prices decreased 12.4% from the three months ended December 31, 2024. The overall decrease in our realized crude oil and NGL prices was partially offset by a 21.6% increase in our realized natural gas prices over the prior period.

Lease Operating Costs

Ad valorem and production taxes were $0.6 million and $1.4 million, respectively, for the three months ended December 31, 2025 and 2024. The $0.8 million decrease is directly related to a reduction of calendar years 2024 and 2025 ad valorem taxes which were passed along from the operator of our Barnett Shale natural gas properties. On a per unit basis, ad valorem and production taxes were $0.87 per BOE and $2.26 per BOE for the three months ended December 31, 2025 and 2024, respectively.

Gathering, transportation and other costs were $2.7 million for the three months ended December 31, 2025 compared to $2.9 million for the three months ended December 31, 2024. These costs are gathering, transportation and processing fees we incur primarily for our natural gas producing properties. The decrease is primarily due to decreased natural gas sales at Jonah Field and Barnett Shale. On a per unit basis, gathering, transportation and other costs were $3.93 per BOE and $4.53 per BOE for the three months ended December 31, 2025 and 2024, respectively.

Other lease operating costs were $8.3 million for the three months ended December 31, 2025 compared to $8.5 million for the three months ended December 31, 2024. Other lease operating costs decreased primarily due to the cessation of CO2  purchases at Delhi late during the third quarter of fiscal 2025. For the three months ended December 31, 2024, we had net CO2 purchases of $1.1 million. Partially offsetting the overall decrease in other lease operating costs were increases due to the TexMex Acquisition in April 2025, which increased other lease operating costs by $1.1 million over the prior year period. On a per unit basis, other lease operating costs decreased to $12.16 per BOE for the three months ended December 31, 2025 from $13.26 per BOE in the three months ended December 31, 2024.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased from $5.0 million for the three months ended December 31, 2024 to $5.5 million for the three months ended December 31, 2025 primarily due to an increase in the depletion rate and decrease in reserves volumes. On a per unit basis, depletion expense was $8.15 per BOE and $7.87 per BOE for the three months ended December 31, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses were $2.0 million for each of the periods ended December 31, 2025 and 2024. On a per unit basis, general and administrative expenses were $2.91 per BOE and $3.13 per BOE for the three months ended December 31, 2025 and 2024, respectively. The decrease on a per unit basis is primarily the result of the increase in production for the current year period.

Stock-based Compensation Expense

Stock-based compensation expense for the three months ended December 31, 2025 was $0.6 million compared to $0.7 million for the year-ago period. The decrease is due to a decrease in the awards granted in the current fiscal period compared to the year-ago period.

Net Gain (Loss) on Derivative Contracts

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. Financial hedges are a requirement under our Senior Secured Credit Facility and help establish commodity price floors, contributing to stable cash flows when derivative contracts are settled. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized gains (losses) on our average realized prices for the periods presented. As a result of our recent acquisitions and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. As of December 31, 2025, we had $3.3 million derivative assets, $3.2 million of which was classified as current, and $2.0 million derivative liabilities, $1.5 million of which was classified as current. Subsequent to the end of the quarter through February 2026, we have seen increased volatility in the crude oil and natural gas commodity markets, and we expect to see continued volatility in the fair value of our derivative contracts.

	Three Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2025	2024	Variance	Variance %
Realized gain (loss) on derivative contracts	$792	$149	$643	431.5%
Unrealized gain (loss) on derivative contracts	1,443	(1,368)	2,811	(205.5)%
Total net gain (loss) on derivative contracts	$2,235	$(1,219)	$3,454	(283.3)%

Average realized crude oil price per BBL	$55.42	$65.72	$(10.30)	(15.7)%
Cash effect of oil derivative contracts per BBL	1.69	0.83	0.86	103.6%
Crude oil price per BBL (including impact of realized derivatives)	$57.11	$66.55	$(9.44)	(14.2)%

Average realized natural gas price per MCF	$3.32	$2.73	$0.59	21.6%
Cash effect of natural gas derivative contracts per MCF	0.21	—	0.21	—%
Natural gas price per MCF (including impact of realized derivatives)	$3.53	$2.73	$0.80	29.3%

Interest Expense

Interest expense increased $0.2 million for the three months ended December 31, 2025 compared to the prior year period primarily due to additional borrowings drawn on our Senior Secured Credit Facility to finance our Minerals Acquisition in August 2025.

Income Tax (Expense) Benefit

For the three months ended December 31, 2025, we recognized income tax expense of $0.8 million on net income before income taxes of $1.9 million compared to income tax benefit of $0.7 million on net losses before income taxes of $2.5 million for the three months ended December 31, 2024. The effective tax rates were 44.0% and 28.0% for three months ended December 31, 2025 and 2024, respectively. The increase in the effective tax rate from the prior year period is due to projected higher state income taxes in Oklahoma associated with the Minerals Acquisition in August 2025. We continue to evaluate our tax provision on a quarterly basis and adjust our effective tax rate for any given changes in facts and circumstances that are expected in the future.

Six Months Ended December 31, 2025 and 2024

We reported net income of $1.9 million and $0.2 million for the six months ended December 31, 2025 and 2024, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Six Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2025	2024	Variance	Variance %
Net income (loss)	$1,889	$240	$1,649	687.1%
Revenues:
Crude oil	23,568	26,500	(2,932)	(11.1)%
Natural gas	13,341	10,078	3,263	32.4%
Natural gas liquids	5,058	5,593	(535)	(9.6)%
Total revenues	41,967	42,171	(204)	(0.5)%
Operating costs:
Lease operating costs:
Ad valorem and production taxes	2,008	2,855	(847)	(29.7)%
Gathering, transportation, and other costs	5,559	5,679	(120)	(2.1)%
Other lease operating costs	17,030	16,049	981	6.1%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	11,092	10,349	743	7.2%
Accretion of asset retirement obligations	788	809	(21)	(2.6)%
General and administrative expenses:
General and administrative	3,767	3,963	(196)	(4.9)%
Stock-based compensation	1,150	1,218	(68)	(5.6)%
Other income (expense):
Net gain (loss) on derivative contracts	4,416	579	3,837	662.7%
Interest and other income	22	109	(87)	(79.8)%
Interest expense	(1,920)	(1,587)	(333)	21.0%
Income tax (expense) benefit	(1,202)	(110)	(1,092)	992.7%

Production:
Crude oil (MBBL)	400	383	17	4.4%
Natural gas (MMCF)	4,391	4,353	38	0.9%
Natural gas liquids (MBBL)	220	218	2	0.9%
Equivalent (MBOE)(1)	1,352	1,327	25	1.9%
Average daily production (BOEPD)(1)	7,348	7,212	136	1.9%

Average price per unit(2):
Crude oil (BBL)	$58.92	$69.19	$(10.27)	(14.8)%
Natural gas (MCF)	3.04	2.32	0.72	31.0%
Natural Gas Liquids (BBL)	22.99	25.66	(2.67)	(10.4)%
Equivalent (BOE)(1)	31.04	31.78	(0.74)	(2.3)%

Average cost per unit:
Operating costs:
Lease operating costs:
Ad valorem and production taxes	$1.49	$2.15	$(0.66)	(30.7)%
Gathering, transportation, and other costs	4.11	4.28	(0.17)	(4.0)%
Other lease operating costs	12.60	12.09	0.51	4.2%
Depletion of full cost proved oil and natural gas properties	8.20	7.80	0.40	5.1%
General and administrative expenses:
General and administrative	2.79	2.99	(0.20)	(6.7)%
Stock-based compensation	0.85	0.92	(0.07)	(7.6)%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $42.0 million and $42.2 million for the six months ended December 31, 2025 and 2024, respectively, with the decrease in revenues due to decreases in our average realized price per BOE partially offset by increases in production volumes. Average daily equivalent production increased 1.9% from 7,212 BOEPD in the prior year period to 7,348 BOEPD in the current period primarily as a result of production from our Minerals Acquisition in August 2025 and TexMex Acquisition in April 2025. Our average realized commodity price (excluding the impact of derivative contracts) for the six months ended December 31, 2025 decreased approximately $0.74 per BOE, or 2.3%, over the prior year period as our realized crude oil decreased 14.8% and realized NGL prices decreased 10.4% from the six months ended December 31, 2024. The overall decrease in our crude oil and NGL realized prices was partially offset by a 31.0% increase in our realized natural gas prices over the prior period.

Lease Operating Costs

Ad valorem and production taxes were $2.0 million and $2.9 million for the six months ended December 31, 2025 and 2024, respectively. The decrease is primarily related to a reduction of calendar years 2024 and 2025 ad valorem taxes which were passed along from the operator of our Barnett Shale natural gas properties. On a per unit basis, ad valorem and production taxes were $1.49 per BOE and $2.15 per BOE for the six months ended December 31, 2025 and 2024, respectively.

Gathering, transportation and other costs were $5.6 million for the six months ended December 31, 2025 compared to $5.7 million for the six months ended December 31, 2024. These costs are gathering, transportation and processing fees we incur primarily for our natural gas producing properties. The decrease is primarily due to decreased natural gas sales at Jonah Field partially offset by increased natural gas sales at Barnett Shale. On a per unit basis, gathering, transportation and other costs were $4.11 per BOE and $4.28 per BOE for the six months ended December 31, 2025 and 2024, respectively.

Other lease operating costs were $17.0 million for the six months ended December 31, 2025 compared to $16.0 million for the six months ended December 31, 2024. Other lease operating costs increased primarily due to the TexMex Acquisition in April 2025, which increased other lease operating costs by $2.4 million over the prior year period. Partially offsetting the overall increase in other lease operating costs is the cessation of CO2  purchases at Delhi late during the third quarter of fiscal 2025. For the six months ended December 31, 2024, we had net CO2 purchases of $1.1 million. On a per unit basis, other lease operating costs increased to $12.60 per BOE for the six months ended December 31, 2025 from $12.09 per BOE in the six months ended December 31, 2024.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased from $10.3 million for the six months ended December 31, 2024 to $11.1 million for the six months ended December 31, 2025 primarily due to an increase in the depletion rate and decrease in reserves volumes. On a per unit basis, depletion expense was $8.20 per BOE and $7.80 per BOE for the six months ended December 31, 2025 and 2024, respectively.

General and Administrative Expenses

General and administrative expenses for the six months ended December 31, 2025 and 2024 were $3.8 million and $4.0 million, respectively. The decrease in the current period is primarily due to a decrease in professional fees. On a per unit basis, general and administrative expenses were $2.79 per BOE and $2.99 per BOE for the six months ended December 31, 2025 and 2024, respectively.

Net Gain (Loss) on Derivative Contracts

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. Financial hedges are a requirement under our Senior Secured Credit Facility and help establish commodity price floors, contributing to stable cash flows when derivative contracts are settled. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized gains (losses) on our average realized prices for the periods presented. As a result of our recent acquisitions and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. As of December 31, 2025, we had $3.3 million derivative assets, $3.2 million of which was classified as current, and $2.0 million derivative liabilities, $1.5 million of which was classified as current. Subsequent to the end of the quarter through February 2026, we have seen increased volatility in the crude oil and natural gas commodity markets, and we expect to see continued volatility in the fair value of our derivative contracts.

	Six Months Ended
	December 31,
(in thousands, except per unit and per BOE amounts)	2025	2024	Variance	Variance %
Realized gain (loss) on derivative contracts	$1,670	$79	$1,591	2,013.9%
Unrealized gain (loss) on derivative contracts	2,746	500	2,246	449.2%
Total net gain (loss) on derivative contracts	$4,416	$579	$3,837	662.7%

Average realized crude oil price per BBL	$58.92	$69.19	$(10.27)	(14.8)%
Cash effect of oil derivative contracts per BBL	1.39	0.21	1.18	561.9%
Crude oil price per BBL (including impact of realized derivatives)	$60.31	$69.40	$(9.09)	(13.1)%

Average realized natural gas price per MCF	$3.04	$2.32	$0.72	31.0%
Cash effect of natural gas derivative contracts per MCF	0.25	—	0.25	—%
Natural gas price per MCF (including impact of realized derivatives)	$3.29	$2.32	$0.97	41.8%

Interest Expense

Interest expense increased $0.3 million for the six months ended December 31, 2025 compared to the prior year period primarily due to additional borrowings drawn on our Senior Secured Credit Facility to finance our Minerals Acquisition in August 2025. The weighted average interest rate on our borrowings was 6.88% for the six months ended December 31, 2025 compared to 7.80% for the six months ended December 31, 2024.

Income Tax (Expense) Benefit

For the six months ended December 31, 2025, we recognized income tax expense of $1.2 million on net income before income taxes of $3.1 million compared to income tax expense of $0.1 million on net income before income taxes of $0.4 million for the six months ended December 31, 2024. The effective tax rates were 38.9% and 31.4% for six months ended December 31, 2025 and 2024, respectively. The increase in the effective tax rate from the prior year period is due to projected higher state income taxes in Oklahoma associated with the Minerals Acquisition. We continue to evaluate our tax provision on a quarterly basis and adjust our effective tax rate for any given changes in facts and circumstances that are expected in the future.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15(d)-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that as of December 31, 2025 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, during the quarter ended December 31, 2025, we have determined that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about the Company's purchases of its equity securities during the three months ended December 31, 2025.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs	(in thousands)
October 2025	11,356	$4.40	—	$—
November 2025	—	—	—	—
December 2025	—	—	—	—
(1)	During the three months ended December 31, 2025, all of the shares received were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.

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

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed February 8, 2023)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10- filed September 13, 2023)
10.2.2*	Letter Agreement to the Credit Agreement dated November 28, 2025 between Evolution Petroleum and MidFirst Bank
31.1**	Certification of Principal Executive Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Attached hereto.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evolution Petroleum Corporation
Date: February 11, 2026	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director
	By:	/s/ RYAN STASH
Ryan Stash Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer