Form 10-Q
period 2026-03-31
EVOLUTION PETROLEUM CORP
filed 2026-05-13
CIK 1006655

no

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

At May 8, 2026, 35,872,725 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

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

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	March 31, 2026	June 30, 2025
Assets
Current assets
Cash and cash equivalents	$2,616	$2,507
Receivables from crude oil, natural gas, and natural gas liquids revenues	9,506	10,804
Derivative contract assets	2,428	1,777
Prepaid expenses and other current assets	1,983	2,287
Total current assets	16,533	17,375
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties—full-cost method of accounting:
Oil and natural gas properties, subject to amortization, net	147,998	142,248
Oil and natural gas properties, not subject to amortization	3,804	—
Total property and equipment, net	151,802	142,248

Other noncurrent assets
Derivative contract assets	634	198
Other assets, net	791	431
Total assets	$169,760	$160,252
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$12,588	$12,901
Accrued liabilities and other	5,619	6,909
Derivative contract liabilities	8,514	1,577
State and federal taxes payable	425	—
Total current liabilities	27,146	21,387
Long term liabilities
Senior secured credit facility	56,500	37,500
Deferred income taxes	3,829	6,234
Asset retirement obligations	22,700	21,535
Derivative contract liabilities	808	1,783
Operating lease liability	369	—
Total liabilities	111,352	88,439
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 35,821,410 and 34,337,188 shares as of March 31, 2026
and June 30, 2025, respectively	36	34
Additional paid-in capital	52,899	46,650
Retained earnings	5,473	25,129
Total stockholders' equity	58,408	71,813
Total liabilities and stockholders' equity	$169,760	$160,252

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues
Crude oil	$10,474	$11,769	$34,042	$38,269
Natural gas	7,284	7,790	20,625	17,868
Natural gas liquids	2,410	3,002	7,468	8,595
Total revenues	20,168	22,561	62,135	64,732
Operating costs
Lease operating costs	12,959	13,388	37,556	37,971
Depletion, depreciation, and accretion	5,294	5,014	17,174	16,172
General and administrative expenses	2,473	2,573	7,390	7,754
Total operating costs	20,726	20,975	62,120	61,897
Income (loss) from operations	(558)	1,586	15	2,835
Other income (expense)
Net gain (loss) on derivative contracts	(9,869)	(3,802)	(5,453)	(3,223)
Interest and other income	24	55	46	164
Interest expense	(960)	(705)	(2,880)	(2,292)
Income (loss) before income taxes	(11,363)	(2,866)	(8,272)	(2,516)
Income tax (expense) benefit	2,431	687	1,229	577
Net income (loss)	$(8,932)	$(2,179)	$(7,043)	$(1,939)
Net income (loss) per common share:
Basic	$(0.26)	$(0.07)	$(0.22)	$(0.07)
Diluted	$(0.26)	$(0.07)	$(0.22)	$(0.07)
Weighted average number of common shares outstanding:
Basic	34,315	33,433	33,979	33,027
Diluted	34,315	33,433	33,979	33,027

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(7,043)	$(1,939)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	17,174	16,172
Stock-based compensation	1,745	1,860
Settlement of asset retirement obligations	(231)	(346)
Deferred income taxes	(2,405)	(2,130)
Unrealized (gain) loss on derivative contracts	4,875	3,426
Accrued settlements on derivative contracts	678	(114)
Amortization of debt issuance costs	117	—
Other	(1)	(7)
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	1,583	(34)
Prepaid expenses and other current assets	239	1,400
Accounts payable, accrued liabilities and other	(437)	4,382
State and federal taxes payable	425	(74)
Net cash provided by operating activities	16,719	22,596
Cash flows from investing activities:
Acquisition deposits	—	(1,800)
Acquisition of oil and natural gas properties	(21,308)	(351)
Capital expenditures for oil and natural gas properties	(5,920)	(7,902)
Net cash used in investing activities	(27,228)	(10,053)
Cash flows from financing activities:
Common stock dividends paid	(12,613)	(12,224)
Common stock repurchases, including stock surrendered for tax withholding	(225)	(262)
Borrowings under senior secured credit facility	22,000	—
Repayments of senior secured credit facility	(3,000)	(4,000)
Debt issuance costs	(379)	—
Issuance of common stock	4,944	3,404
Offering costs	(109)	(306)
Net cash provided by (used in) financing activities	10,618	(13,388)
Net increase (decrease) in cash and cash equivalents	109	(845)
Cash and cash equivalents, beginning of period	2,507	6,446
Cash and cash equivalents, end of period	$2,616	$5,601

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$(1,733)	$384
Oil and natural gas property costs attributable to the recognition (derecognition) of asset retirement obligations	(181)	(229)
Accrued offering costs	104	—

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
For the Three Months Ended March 31, 2026
Balances at December 31, 2025	35,004	$35	$48,843	$18,666	$—	$67,544
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(43)	(43)
Retirements of treasury stock	(10)	—	(43)	—	43	—
Issuance of common stock	827	1	3,671	—	—	3,672
Offering costs	—	—	(167)	—	—	(167)
Stock-based compensation	—	—	595	—	—	595
Net income (loss)	—	—	—	(8,932)	—	(8,932)
Common stock dividends paid	—	—	—	(4,261)	—	(4,261)
Balances at March 31, 2026	35,821	$36	$52,899	$5,473	$—	$58,408

For the Nine Months Ended March 31, 2026
Balances at June 30, 2025	34,337	$34	$46,650	$25,129	$—	$71,813
Issuance of restricted common stock	401	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(225)	(225)
Retirements of treasury stock	(47)	—	(225)	—	225	—
Issuance of common stock	1,130	1	4,943	—	—	4,944
Offering costs	—	—	(213)	—	—	(213)
Stock-based compensation	—	—	1,745	—	—	1,745
Net income (loss)	—	—	—	(7,043)	—	(7,043)
Common stock dividends paid	—	—	—	(12,613)	—	(12,613)
Balances at March 31, 2026	35,821	$36	$52,899	$5,473	$—	$58,408

For the Three Months Ended March 31, 2025
Balances at December 31, 2024	34,077	$34	$44,140	$32,128	$—	$76,302
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(71)	(71)
Retirements of treasury stock	(14)	—	(71)	—	71	—
Issuance of common stock	221	—	1,145	—	—	1,145
Offering costs	—	—	(70)	—	—	(70)
Stock-based compensation	—	—	642	—	—	642
Net income (loss)	—	—	—	(2,179)	—	(2,179)
Common stock dividends paid	—	—	—	(4,109)	—	(4,109)
Balances at March 31, 2025	34,284	$34	$45,786	$25,840	$—	$71,660

For the Nine Months Ended March 31, 2025
Balances at June 30, 2024	33,340	$33	$41,091	$40,003	$—	$81,127
Issuance of restricted common stock	376	—	—	—	—	—
Forfeitures of restricted stock	(8)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(262)	(262)
Retirements of treasury stock	(50)	—	(262)	—	262	—
Issuance of common stock	626	1	3,403	—	—	3,404
Offering costs	—	—	(306)	—	—	(306)
Stock-based compensation	—	—	1,860	—	—	1,860
Net income (loss)	—	—	—	(1,939)	—	(1,939)
Common stock dividends paid	—	—	—	(12,224)	—	(12,224)
Balances at March 31, 2025	34,284	$34	$45,786	$25,840	$—	$71,660

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

The Company’s oil and natural gas properties consist of non-operated working and mineral interests in the following areas: the SCOOP and STACK plays of the Anadarko Basin located in central Oklahoma; the Chaveroo Field in Chaves and Roosevelt Counties of New Mexico; the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field located in Hot Springs County, Wyoming, a secondary oil recovery field utilizing water injection wells to pressurize the reservoir; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana, a CO2 enhanced oil recovery project; the TexMex interests located in Lea, Eddy and Chaves Counties, New Mexico and Stephens County, Texas; as well as small overriding royalty and mineral interests in Texas and Louisiana.

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

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the SCOOP and STACK plays in central Oklahoma; the Chaveroo Field in Chaves and Roosevelt Counties of New Mexico; the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field in Wyoming; the Delhi Field in Northeast Louisiana; and the TexMex interests located in Lea, Eddy and Chaves Counties, New Mexico and Stephens County, Texas. Additionally, the Company has small overriding royalty and mineral interests in Texas and Louisiana. The following table disaggregates the Company’s revenues by major product for the three and nine months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Revenues
Crude oil	$10,474	$11,769	$34,042	$38,269
Natural gas	7,284	7,790	20,625	17,868
Natural gas liquids	2,410	3,002	7,468	8,595
Total revenues	$20,168	$22,561	$62,135	$64,732

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

Note 3. Acquisitions

Purchase of Louisiana Minerals

From December 2025 through March 2026, the Company acquired mineral and royalty interests in multiple parishes across Louisiana from various private sellers for cash consideration totaling $5.0 million, including capitalized direct transaction costs. The mineral acreage in Louisiana primarily consists of proved undeveloped acreage targeting the Bossier/Haynesville Shales and is currently being actively developed by operators in the area. These acquisitions were each considered asset acquisitions and funded with cash on hand and sales from the Company’s ATM Sales Agreements.

SCOOP/STACK Minerals Transactions

On August 4, 2025, the Company completed the acquisition of certain mineral and royalty interests in the SCOOP and STACK plays in Oklahoma from a non-affiliated private seller (the “SCOOP/STACK Minerals Acquisition”) in a cash transaction valued at approximately $16.3 million, including customary post-closing adjustments of $0.8 million. The SCOOP/STACK Minerals Acquisition had an effective date of May 1, 2025. The Company accounted for the transaction as an asset acquisition, allocating $12.5 million of the purchase price to proved oil and natural gas properties, subject to amortization, and $3.8 million to unproved properties. The Company funded the purchase price for the SCOOP/STACK Minerals Acquisition with a combination of $15.0 million in borrowings under its Senior Secured Credit Facility and cash on hand. The acquired assets include an average royalty interest of 0.6% across approximately 5,500 net royalty acres located primarily in Grady and Canadian Counties, Oklahoma.

Subsequent to the third fiscal quarter of 2026, the Company entered into a purchase and sale agreement with a private buyer for the sale of a portion of its non-core, non-producing net mineral acres in the SCOOP/STACK. The total sale price for the acreage is approximately $3.3 million, subject to customary closing conditions. The divestiture is expected to close in the fourth fiscal quarter of 2026.

TexMex Acquisition

On April 14, 2025, the Company closed the acquisition of non-operated working interests in certain oil and natural gas wells located primarily in Lea, Eddy, and Chaves Counties, New Mexico, and Stephens County, Texas (the “TexMex Acquisition”) from a private seller. The total purchase price for the TexMex Acquisition was approximately $8.9 million including customary post-closing adjustments of $0.3 million, with an effective date of February 1, 2025. The Company funded the purchase price for the TexMex Acquisition through a combination of cash on hand and borrowings under its Senior Secured Credit Facility. The TexMex Acquisition includes an average working interest of 42% and an average revenue interest of 35% in approximately 600 gross wells.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Property and Equipment

Property and equipment consisted of the following for the periods presented (in thousands):

	March 31, 2026	June 30, 2025
Oil and natural gas properties
Property costs subject to amortization	$294,238	$272,496
Property costs not subject to amortization	3,804	—
Less: Accumulated depletion, depreciation, and impairment	(146,240)	(130,248)
Oil and natural gas properties, net	$151,802	$142,248

As of March 31, 2026, $3.8 million of oil and natural gas property costs were not subject to amortization. These costs related to mineral and royalty interests acquired as part of the Company’s SCOOP/STACK Minerals Acquisition described in Note 3, “Acquisitions” above. The mineral and royalty interests include approximately 3,600 net royalty acres for unproved locations. Property costs identified at the SCOOP/STACK Minerals Acquisition associated with proved reserves were recorded to evaluated oil and natural gas properties and subject to amortization.

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

Depletion on oil and natural gas properties was $16.0 million and $15.0 million for the nine months ended March 31, 2026 and 2025, respectively. During the nine months ended March 31, 2026 and 2025, the Company incurred development capital expenditures of $4.0 million and $8.8 million, respectively.

At March 31, 2026, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended March 31, 2026 of the West Texas Intermediate (“WTI”) crude oil spot price of $63.80 per barrel and Henry Hub natural gas spot price of $3.72 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $22.50, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at March 31, 2026 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, subject to amortization, and, as a result, no write-down was applicable.

At March 31, 2025, the ceiling test value of the Company’s reserves was calculated based on the first-day-of the month average for the 12-months ended March 31, 2025 of the WTI crude oil spot price of $75.33 per barrel and Henry Hub natural gas spot price of $2.45 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $22.38, which was based on historical prices received as NGLs do not have any single comparable reference index price. Using these prices, at March 31, 2025 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, subject to amortization, and, as a result, no write-down was applicable.

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

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches of representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains hedging requirements that apply when utilization is greater than 25% of (x) the Margined Collateral Value, as defined under the Senior Secured Credit Facility, at any time when the leverage ratio is less than 2.25 to 1.00, or (y) the borrowing base, at any time when the leverage ratio is greater than or equal to 2.25 to 1.00. As of March 31, 2026, the Company had $56.5 million borrowings outstanding and $0.8 million of letters of credit outstanding under its Senior Secured Credit Facility, resulting in $7.7 million of available borrowing capacity. For the nine months ended March 31, 2026 and 2025, the weighted average interest on borrowings under the Senior Secured Credit Facility was 6.78% and 7.59%, respectively.

On November 28, 2025, the Company entered into a letter agreement with MidFirst Bank pursuant to which Margined Collateral Value, as defined under the Senior Secured Credit Facility, was modified to $65.0 million. In addition, it granted the Company additional time to enter into further commodity hedges to meet the hedging requirements under the Senior Secured Credit Facility.

On August 29, 2025, the Company entered into the first amendment of its Senior Secured Credit Facility with MidFirst Bank pursuant to which it was determined for purposes of the hedge covenant that total crude oil and natural gas volumes from proved developed producing reserves will be combined on a barrels of oil equivalent basis to determine compliance with the required hedging covenant.

As of March 31, 2026, the Company is in compliance with all covenants under the Senior Secured Credit Facility.

The Company capitalizes certain direct costs associated with its Senior Secured Credit Facility and amortizes these costs over the life of the facility. For the nine months ended March 31, 2026, the Company amortized $0.1 million and capitalized $0.1 million of debt issuance costs in conjunction with amending and restating the Senior Secured Credit

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Facility. The debt issuance costs are presented in “Other assets, net” on the unaudited condensed consolidated balance sheets.

Note 6. Income Taxes

The Company files a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions.

There were no unrecognized tax benefits, nor any accrued interest or penalties associated with unrecognized tax benefits during the periods presented in the unaudited condensed consolidated financial statements. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the fiscal years ended June 30, 2022 through June 30, 2025 for federal tax purposes and for the fiscal years ended June 30, 2021 through June 30, 2025 for state tax purposes. To the extent the Company utilizes net operating losses (“NOLs”) generated in earlier years, such earlier years may also be subject to audit.

For the nine months ended March 31, 2026, the Company recognized an income tax benefit of $1.2 million and had an effective tax rate of 14.9% compared to income tax benefit of $0.6 million and an effective tax rate of 22.9% for the nine months ended March 31, 2025. The Company evaluates its tax provision on a quarterly basis and adjusts its effective tax rate given changes in facts and circumstances expected in the future.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation and the business interest expense limitation, as well as other provisions. The Company’s consolidated financial statements for the nine months ended March 31, 2026, include the OBBBA’s effect for the period beginning July 1, 2025, through March 31, 2026. Some of the provisions in the OBBBA were effective for periods before July 1, 2025, and thus when the Company filed its June 30, 2025 tax return on April 15, 2026, the Company was able to reduce its fiscal year tax liability and defer current cash taxes owed, due to the 100% bonus depreciation allowed in the OBBBA. The tax effects related to fiscal year 2025 were recorded in the financial statements as a return to provision adjustment during the quarter ended March 31, 2026, once the effects were identified and quantifiable.

The Company’s effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the states of Louisiana, North Dakota, Oklahoma and New Mexico, due to percentage depletion in excess of basis, and other permanent differences. For both periods, the respective statutory federal tax rate was 21%.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of March 31, 2026, the Company did not post collateral under any of its derivative contracts during the periods in which contracts were open as they were secured under the Company’s Senior Secured Credit Facility.

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

All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 820, Fair Value Measurement (“ASC 820”) and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of March 31, 2026 and June 30, 2025 (the “mark-to-market valuation”).

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of March 31, 2026 and June 30, 2025 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	March 31, 2026	June 30, 2025	location	March 31, 2026	June 30, 2025
Commodity contracts	Current assets - derivative contract assets	$2,428	$1,777	Current liabilities - derivative contract liabilities	$8,514	$1,577
Commodity contracts	Other noncurrent assets - derivative contract assets	634	198	Long term liabilities - derivative contract liabilities	808	1,783
Total derivatives not designated as hedging contracts under ASC 815		$3,062	$1,975		$9,322	$3,360

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 2026 and 2025 (in thousands). “Realized gain (loss) on derivative contracts” represents all

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)	Three Months Ended		Nine Months Ended
as hedging contracts	recognized in income on	March 31,		March 31,
under ASC 815	derivative contracts	2026	2025	2026	2025
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$(2,248)	$124	$(578)	$203
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	(7,621)	(3,926)	(4,875)	(3,426)
Total net gain (loss) on derivative contracts		$(9,869)	$(3,802)	$(5,453)	$(3,223)

As of March 31, 2026, the Company had the following open crude oil and natural gas derivative contracts:

			Volumes in	Weighted Average Price per MMBTU/BBL
Period	Commodity	Instrument	MMBTU/BBL	Swap	Sub Floor	Floor	Ceiling
April 2026 - September 2026	Crude Oil	Fixed-Price Swap	140,441	$60.24
January 2027 - December 2027	Crude Oil	Fixed-Price Swap	108,222	65.12
April 2026 - December 2026	Crude Oil	Two-Way Collar	115,372			$56.33	$64.11
January 2027 - December 2027	Crude Oil	Two-Way Collar	138,157			58.13	69.37
September 2026 - December 2026	Crude Oil	Three-Way Collar	67,002		$50.00	58.83	70.36
April 2026 - December 2026	Natural Gas	Fixed-Price Swap	2,532,778	3.62
January 2027 - December 2027	Natural Gas	Fixed-Price Swap	1,430,858	3.57
April 2026 - December 2026	Natural Gas	Two-Way Collar	1,749,713			3.55	4.65
January 2027 - March 2027	Natural Gas	Two-Way Collar	744,644			3.71	5.90

Subsequent to March 31, 2026, the Company entered into the following new natural gas derivative contracts:

			Volumes in	Weighted Average Price per MMBTU/BBL
Period	Commodity	Instrument	MMBTU/BBL	Swap	Sub Floor	Floor	Ceiling
March 2027	Natural Gas	Fixed-Price Swap	106,150	$3.19
March 2027	Natural Gas	Two-Way Collar	106,150			$3.00	$3.50

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts for the periods presented (in thousands):

	Derivative Contracts Assets		Derivative Contracts Liabilities
Offsetting of Derivative Assets and Liabilities	March 31, 2026	June 30, 2025	March 31, 2026	June 30, 2025
Gross amounts presented in the Consolidated Balance Sheet	$3,062	$1,975	$9,322	$3,360
Amounts not offset in the Consolidated Balance Sheet	(3,062)	(1,774)	(3,062)	(1,774)
Net amount	$—	$201	$6,260	$1,586

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$3,062	$—	$3,062

Liabilities
Derivative contract liabilities	$—	$9,322	$—	$9,322

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$1,975	$—	$1,975

Liabilities
Derivative contract liabilities	$—	$3,360	$—	$3,360

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the period ended March 31, 2026 (in thousands):

March 31, 2026
Asset retirement obligations — beginning of period	$21,830
Liabilities settled and divested	(181)
Accretion of discount	1,182
Asset retirement obligations — end of period	22,831
Less: current asset retirement obligations	(131)
Long-term portion of asset retirement obligations	$22,700

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Furthermore, the Company will disclose any matter that is unasserted if it considers it probable that a claim will be asserted and there is a reasonable possibility that the outcome will be unfavorable and material in amount. The Company expenses legal defense costs as they are incurred.

Note 11. Stockholders’ Equity

Common Stock

As of March 31, 2026, the Company had 35,821,410 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of March 31, 2026, the Company has cumulatively paid over $147.4 million in cash dividends. The Company paid dividends of $12.6 million and $12.2 million to its common stockholders during the nine months ended March 31, 2026 and 2025, respectively.

The following table reflects the dividends paid per share within the respective three-month periods:

	Fiscal Year
	2026	2025
Third fiscal quarter	$0.120	$0.120
Second fiscal quarter	0.120	0.120
First fiscal quarter	0.120	0.120

On October 21, 2024, the Company entered into an At-the-Market (“ATM”) equity Sales Agreement with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which the Company may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal to facilitate acquisitions and other general corporate purposes. On February 11, 2026, the Company executed a new ATM equity Sales Agreement, substantially consistent with the original October agreement (the “ATM Sales Agreements”) restoring the $30.0 million common stock sales capacity. During the nine months ended March 31, 2026, the Company sold a total of approximately 1.1 million shares of its common stock under the ATM Sales Agreements for net proceeds of approximately $4.7 million, net of $0.2 million of offering costs incurred. The Company intends to use the net proceeds from sales of common stock for general corporate purposes, including to repay outstanding indebtedness.

On September 8, 2022, the Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $25.0 million of its common stock in the open market through December 31, 2024. The Company funded repurchases from working capital and cash provided by operating activities. The share repurchase program was complimentary to the existing dividend policy and was a tax efficient means to further improve shareholder return. The shares were repurchased in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The Company did not repurchase any shares of common stock under the plan during the six months ended December 31, 2024, the plan’s termination date. While the plan was in effect, a total of 0.8 million shares of the Company’s common stock were repurchased under the program at a total cost of approximately $4.6 million, including incremental direct transaction costs.

During the nine months ended March 31, 2026 and 2025, the Company acquired treasury stock upon the ordinary course of scheduled vestings of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting.

The following table summarizes all treasury stock purchases during the periods presented (in thousands, except per share amounts):

	Nine Months Ended
	March 31,
	2026	2025
Number of treasury shares acquired	47	50
Average cost per share	$4.82	$5.26
Total cost of treasury shares acquired	$225	$262

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2025, all common stock dividends for that fiscal year were treated for tax purposes as qualified dividend income to the recipients. Based on its current projections for the fiscal year ended June 30, 2026, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on the Company’s reasonable expectations as of March 31, 2026 and are subject to change based on the Company’s final tax calculations at the end of the fiscal year.

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended the “2016 Plan”) authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. On December 5, 2024 shareholders approved and adopted the amendment and restatement of the 2016 Plan (hereinafter the “Amended and Restated Plan”), which increased the shares authorized for issuance under the 2016 Plan by 2.1 million shares to a maximum of 5.7 million shares. The duration of the Amended and Restated Plan is indefinite, provided that no new awards shall be made under the Amended and Restated Plan on or after the tenth anniversary of the date the stockholders approved the Amended and Restated Plan. Incentives under the Amended and Restated Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, and performance share awards. As of March 31, 2026 and June 30, 2025, approximately 2.1 million shares and 2.5 million shares, respectively, remained available for grant under the Amended and Restated Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. During the three and nine months ended March 31, 2026, the Company recognized $0.6 million and $1.7 million, respectively, related to stock-based compensation. During the three and nine months ended March 31, 2025, the Company recognized $0.6 million and $1.9 million, respectively, related to stock-based compensation. Stock-based compensation expense is recorded as a component of “General and administrative expenses” on the unaudited condensed consolidated statements of operations.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

During the nine months ended March 31, 2026, the Company granted a total of 0.4 million equity awards that included 0.2 million time-vested restricted stock awards and 0.2 million performance-based restricted stock awards.

During the nine months ended March 31, 2025, the Company granted a total of 0.5 million equity awards that included 0.2 million time-vested restricted stock awards, 0.2 million performance-based restricted stock awards, and 0.1 million of performance-based contingent stock units.

For performance-based awards granted during the nine months ended March 31, 2026 and 2025, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Nine Months Ended
	March 31,
	2026	2025
Weighted average fair value of performance-based awards granted	$4.36	$3.90
Risk-free interest rate	3.55%	3.45%
Expected term in years	2.78	2.78
Expected volatility	40.6%	50.2%
Dividend yield	8.8%	8.4%

Unvested restricted stock awards as of March 31, 2026 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	349,497	$5.34
Performance-based awards	508,851	4.65
Unvested at March 31, 2026	858,348	$4.93

The following table sets forth the restricted stock award transactions for the nine months ended March 31, 2026:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Shares	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2025	670,285	$5.58	$2,196	1.6
Time-vested shares granted	214,423	4.75
Performance-based shares granted	186,709	4.36
Vested	(213,069)	6.28
Unvested at March 31, 2026	858,348	$4.93	$2,437	1.6

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth contingent restricted stock unit transactions for the nine months ended March 31, 2026:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Stock Units	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2025	241,613	$2.37	$340	1.8
Unvested at March 31, 2026	241,613	$2.37	$186	1.2

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Numerator
Net income (loss)	$(8,932)	$(2,179)	$(7,043)	$(1,939)
Undistributed earnings allocated to unvested restricted stock	(105)	(96)	(291)	(274)
Net income (loss) for earnings per share calculation	$(9,037)	$(2,275)	$(7,334)	$(2,213)

Denominator
Weighted average number of common shares outstanding — Basic	34,315	33,433	33,979	33,027
Effect of dilutive securities:
Unvested restricted stock awards	—	—	—	—
Unvested contingent restricted stock units	—	—	—	—
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	34,315	33,433	33,979	33,027

Net income (loss) per common share — Basic	$(0.26)	$(0.07)	$(0.22)	$(0.07)
Net income (loss) per common share — Diluted	$(0.26)	$(0.07)	$(0.22)	$(0.07)

Unvested restricted stock awards, totaling 0.9 million and 0.8 million for the three and nine months ended March 31, 2026, respectively, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive due to the net losses.

Unvested restricted stock awards, totaling 0.8 million for each of the three and nine months ended March 31, 2025, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive due to the net losses.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As a non-operator and having adequate liquidity, the Company has generally not entered into lease transactions. The Company’s only operating lease is for corporate office space in Houston, Texas, effective May 1, 2019 and amended most recently November 30, 2025 and set to expire June 30, 2031. The Company does not have any leases that meet the criteria for classification as a finance lease or a short-term lease.

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

The table below summarized the Company’s leases for the nine months ended March 31, 2026 and 2025 (in thousands, except years and discount rate):

	Nine Months Ended March 31,
	2026	2025
Statements of Operations:
Operating lease costs	$70	$67
Variable lease costs	36	43
Total lease costs	$106	$110

Statements of Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$67	$73

Other:
ROU assets obtained in exchange for new operating lease liabilities	$455	$—
Weighted average remaining lease term in years	5.25	0.92
Weighted average discount rate	6.09%	7.40%

The following table presents the Company’s ROU assets and lease liabilities (in thousands):

	March 31, 2026	June 30, 2025
Balance Sheets:
Operating lease ROU asset (included in other assets, net)	$432	$58
Accrued liabilities and other - current	70	66
Operating lease liability - long-term	369	—

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026, the future minimum lease payments associated with the Company’s non-cancellable operating lease for office space are as follows (in thousands):

Fiscal Year	March 31, 2026
Remaining in 2026	$—
2027	97
2028	100
2029	103
2030	107
Thereafter	110
Total operating lease payments	517
Less: discount to present value	78
Total operating lease liabilities	439
Less: current operating lease liabilities	70
Non current operating lease liabilities	$369

Note 14. Additional Financial Statement Information

Certain amounts on the unaudited condensed consolidated balance sheets are comprised of the following (in thousands):

	March 31, 2026	June 30, 2025
Prepaid expenses and other current assets:
State and federal taxes receivable	$868	$—
Other receivables	161	227
Prepaid insurance	222	701
Prepaid federal and state income taxes	—	706
Advances to operators	250	316
Prepaid other	482	337
Total prepaid expenses and other current assets	$1,983	$2,287

Other assets:
Deposit	$8	$8
Debt issuance costs, net	351	365
Right of use asset under operating lease	432	58
Total other assets, net	$791	$431

Accrued liabilities and other:
Accrued payables	$2,818	$2,937
Accrued capital expenditures	—	421
Accrued incentive and other compensation	722	1,472
Accrued royalties payable(1)	500	417
Accrued taxes other than federal and state income tax	546	1,283
Accrued settlements on derivative contracts	812	—
Operating lease liability	70	66
Asset retirement obligations due within one year	131	295
Accrued interest and other	20	18
Total accrued liabilities and other	$5,619	$6,909

(1)	Accrued royalties payable relate to royalty and owner payments in the Jonah Field as the Company takes its natural gas and NGL working interest production in-kind. See Note 2, “Revenue Recognition” for a further discussion.

Note 15. Subsequent Events

Dividend Declaration

On May 11, 2026, the Company declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on June 15, 2026 and payable on June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Liquidity and Capital Resources

Results of Operations

Critical Accounting Policies

Commonly Used Terms

“Current quarter” refers to the three months ended March 31, 2026, our third quarter of fiscal year 2026.

“Year-ago quarter” refers to the three months ended March 31, 2025, our third quarter of fiscal year 2025.

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

Our oil and natural gas properties consist primarily of non-operated working and mineral interests in the following areas (as well as small overriding royalty and mineral interests in Texas and Louisiana):

●	Our non-operated working interests and mineral interests in the SCOOP and STACK plays consist of oil and natural gas producing properties in the Anadarko basin, where we hold an approximate 2.7% average net working interest with an associated 2.0% average net revenue interest located on approximately 103,700 gross (4,200 net) acres (approximately 97% held by production) and a separate approximate 0.6% average net royalty interests located on approximately 5,500 net royalty acres across Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties in Oklahoma. The oil and natural gas properties are primarily operated by Continental Resources, Inc., Ovintiv USA Inc. and EOG Resources, Inc. with approximately 40% of wells operated by other operators. Production from our SCOOP/STACK properties for the nine months ended March 31, 2026 is comprised of 55% natural gas, 24% crude oil, and 21% NGLs.
●	Our non-operated interests in the Chaveroo Field consist of a 50% net working interest, with an average associated 41% average net revenue interest, in approximately 4,500 gross (2,300 net) acres all held by production, associated with six development blocks, with the right to acquire the same working interest in additional development locations and associated acreage at a fixed price. The field is operated by PEDEVCO Corp. (“PEDEVCO”). Production from our Chaveroo Field properties for the nine months ended March 31, 2026 is comprised of 100% crude oil.
●	Our non-operated interests in the Jonah Field, a natural gas and NGL property in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 5,300 gross (950 net) acres all held by production. The properties are operated by Jonah Energy. Production from our Jonah Field properties for the nine months ended March 31, 2026 is comprised of 89% natural gas, 6% NGLs, and 5% crude oil.
●	Our non-operated interests in the Williston Basin, an oil and natural gas producing property, consist of approximately 39% average net working interest and approximately 33% average net revenue interest located on approximately 138,200 gross (41,300 net) acres (approximately 97% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are operated by Foundation Energy

Management. Production from our Williston Basin properties for the nine months ended March 31, 2026 is comprised of 72% crude oil, 17% NGL, and 11% natural gas.
●	Our non-operated working interests and overriding royalty interests in the Barnett Shale, a natural gas and NGL producing shale reservoir, consist of approximately 17% average net working interest and approximately 14% average net revenue interest (inclusive of the overriding royalty interests). The approximately 123,800 gross (21,000 net) acres are held by production across nine North Texas counties. The oil and natural gas properties are primarily operated by Diversified Energy Company with approximately 10% of wells operated by six other operators. Production from our Barnett Shale properties for the nine months ended March 31, 2026 is comprised of 73% natural gas, 26% NGLs, and 1% crude oil.
●	Our non-operated interests in the Hamilton Dome Field, a secondary recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% average net working interest, with an associated 20% average net revenue interest (inclusive of a small overriding royalty interest). The 5,900 gross acre unitized field, of which we hold approximately 1,400 net acres, is operated by Merit Energy Company, who owns the majority of the remaining working interest in the Hamilton Dome Field. The Hamilton Dome Field is located in the southwest region of the Big Horn Basin in northwest Wyoming. Production from our Hamilton Dome Field properties for the nine months ended March 31, 2026 is comprised of 100% crude oil.
●	Our non-operated working interests and overriding royalty interests in the Delhi Field, a CO2-EOR project, consist of approximately 24% average net working interest, with an associated 19% average net revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC, a subsidiary of Exxon Mobil Corporation. The 13,600 gross acre unitized Delhi Field, of which we hold approximately 3,200 net acres, is located in northeast Louisiana in Franklin, Madison, and Richland Parishes. Production from our Delhi Field properties for the nine months ended March 31, 2026 is comprised of 80% crude oil and 20% NGLs.
●	Our non-operated working interests in TexMex consists of oil and natural gas producing properties where we hold an approximate 42% net working interest and 35% average net revenue interest located on approximately 27,800 gross (11,200 net) acres (all held by production) primarily in Lea, Eddy and Chaves Counties, New Mexico and Stephens County, Texas. The oil and natural gas properties are operated by Texian Operating Company. Production from our TexMex properties for the nine months ended March 31, 2026 is comprised of 58% crude oil and 42% natural gas.

Recent Developments

Dividend Declaration

On May 11, 2026, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable June 30, 2026.

Purchase of Louisiana Minerals

From December 2025 through March 2026, we acquired mineral and royalty interests in multiple parishes across Louisiana from various private sellers for cash consideration totaling $5.0 million, including capitalized direct transaction costs (“Louisiana Minerals”). The mineral acreage in Louisiana primarily consists of proved undeveloped acreage targeting the Bossier/Haynesville Shales and is currently being actively developed by operators in the area. The acquisitions were considered asset acquisitions and funded with cash on hand and sales from our ATM Sales Agreements.

Senior Secured Credit Facility

On November 28, 2025, we entered into a letter agreement with MidFirst Bank pursuant to which the Margined Collateral Value, as defined under the Senior Secured Credit Facility, was modified to $65.0 million. In addition, it granted us additional time to enter into further commodity hedges to meet the hedging requirements under the Senior Secured Credit Facility.

SCOOP/STACK Minerals Transactions

On August 4, 2025, we completed the acquisition of certain mineral and royalty interests in the SCOOP and STACK plays in Oklahoma from a non-affiliated private seller (the “SCOOP/STACK Minerals Acquisition”) in a cash transaction valued at approximately $16.3 million, which includes $17.0 million paid at closing less transaction costs of $0.1 million and interim purchase price adjustments totaling approximately $0.8 million related to net cash flows earned on the properties from the effective date of May 1, 2025 to the closing date. We accounted for the transaction as an asset acquisition and the allocation of the purchase price was $12.5 million to proved oil and natural gas properties, subject to amortization, and $3.8 million to unproved properties. We funded the purchase price for the SCOOP/STACK Minerals Acquisition with a combination of $15.0 million in borrowings under our Senior Secured Credit Facility and cash on hand. The acquired assets include an average royalty interest of 0.6% across approximately 5,500 net royalty acres located primarily in Grady and Canadian Counties, Oklahoma.

Subsequent to the third fiscal quarter of 2026, we entered into a purchase and sale agreement with a private buyer for the sale of a portion of our non-core, non-producing net royalty acres. The total sale price for the acreage is approximately $3.3 million, subject to customary closing conditions. The divestiture is expected to close in the fourth fiscal quarter of 2026.

Risks and uncertainties

The oil and natural gas industry is a global market impacted by many factors, such as government regulations, particularly in the areas of tariffs, trade sanctions, taxation, energy, climate change and the environment, geopolitical instability, (including ongoing conflicts between Russia and Ukraine, in the Middle East and Venezuela), demand in Asian and European markets, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas. More recently, during the third fiscal quarter, WTI oil prices reached their highest levels since 2022 due to crude oil disruptions at key oil shipping routes in the Middle East, including the Strait of Hormuz. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since it is a primary heating source.

Oil, natural gas, and NGL prices have been, and we expect may continue to be, volatile. During the current fiscal year, crude oil spot prices for WTI dropped below $56 per barrel in December 2025 then rose to more than $100 per barrel in March 2026. Lower oil and natural gas prices not only decrease our revenues, partially offset by applicable hedges, but an extended decline in oil or natural gas prices may affect planned capital expenditures and the oil and natural gas reserves that we can economically produce. Lower oil and natural gas prices may also reduce the amount of our borrowing base under our Senior Secured Credit Facility, which is determined at the discretion of the lenders based on various factors including the collateral value of our proved reserves. Increases in crude oil and natural gas prices are partially offset to the extent that prices exceed applicable derivative contract swap and collar prices.

Given the dynamic nature of these factors and events, we cannot reasonably estimate the period of time that certain market conditions will persist. Continuing volatility in political, trade, regulatory and economic conditions could impact supply and demand fundamentals as well as commodity pricing. Any related significant declines in crude oil, natural gas, and NGL prices could lead to proved property impairments in the future. Any significant increases in commodity prices could lead to further losses on our derivative contacts that partially offset price increases. Impairments and gains and losses on derivative contracts are difficult to predict, especially in a volatile price environment.

At times, we do maintain cash balances in excess of the U.S. Federal Deposit Insurance Corporation (“FDIC”); however, we believe our bank counterparty to be financially sound. We also utilize insured cash sweep deposits to maximize the amount of our cash that is protected by FDIC insurance. We also rely heavily on our third-party operators who manage their own liquidity with various financial institutions. In 2022, the Federal Reserve took actions to raise interest rates in an attempt to constrain inflation and slow the economy. In 2024 and 2025, the Federal Reserve has taken action to slowly drop interest rates as inflationary pressures in the United States economy have begun to subside, but it is uncertain how recent trade policies and tariffs by the United States and foreign governments or other geopolitical events including ongoing conflicts, will impact inflation and the economy.

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

Liquidity and Capital Resources

As of March 31, 2026, we had $2.6 million in cash and cash equivalents and $56.5 million outstanding borrowings on our Senior Secured Credit Facility compared to $2.5 million in cash and cash equivalents and $37.5 million outstanding borrowings on our Senior Secured Credit Facility at June 30, 2025. Our primary sources of liquidity and capital resources during the nine months ended March 31, 2026 were cash provided by operations, net borrowings under our Senior Secured Credit Facility, and net proceeds from the ATM Sales Agreements. Our primary uses of liquidity and capital resources for the nine months ended March 31, 2026 were cash used to fund our SCOOP/STACK Minerals Acquisition and Louisiana Minerals, cash dividend payments to our common stockholders, and development capital expenditures. As of March 31, 2026, working capital was a deficit of $10.6 million primarily due to our current derivative contracts, which vary quarter-to-quarter based on forecasted commodity prices at the end of each quarter. As of June 30, 2025, working capital was a deficit of $4.0 million.

The syndicated Senior Secured Credit Facility has a maximum capacity of $200.0 million subject to a borrowing base determined by the lenders based on a percentage of the value of our oil and natural gas properties. The Senior Secured Credit Facility has a current borrowing base of $65.0 million. As of March 31, 2026, we had $56.5 million of indebtedness, $0.8 million of letters of credit outstanding, and available capacity of $7.7 million. The Senior Secured Credit Facility is secured by substantially all of our oil and natural gas properties and matures on June 30, 2028.

For the nine months ended March 31, 2026 and 2025, the weighted average interest on our borrowings was 6.78% and 7.59%, respectively. Borrowings bear interest, at our option, at either (i) the SOFR, subject to a minimum SOFR of 3.25%, plus a credit spread adjustment of 0.05%, or (ii) the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%, plus, in either case of (i) or (ii), an applicable margin of 2.75%.  The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains hedging requirements that apply when utilization is greater than 25% of (x) the Margined Collateral Value, as defined under the Senior Secured Credit Facility, at any time when the leverage ratio is less than 2.25 to 1.00, or (y) the borrowing base, at any time when the leverage ratio is greater than or equal to 2.25 to 1.00. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of March 31, 2026, we were in compliance with all covenants under the Senior Secured Credit Facility.

The Senior Secured Credit Facility requires redeterminations of the borrowing base to occur semi-annually. At each redetermination, the Margined Collateral Value is updated based on the estimated value of our oil and natural gas properties, which includes our proved developed reserves, proved undeveloped reserves, and other relevant factors consistent with customary oil and natural gas lending criteria. On November 28, 2025, we entered into a letter agreement with MidFirst Bank pursuant to which the Margined Collateral Value, as defined under the Senior Secured Credit Facility, was modified to $65.0 million. In addition, it granted us additional time to enter into further commodity hedges to meet the hedging requirements under the Senior Secured Credit Facility. On August 29, 2025, we entered into the first amendment to our Senior Secured Credit Facility with MidFirst Bank, whereas it was determined for purposes of the hedge covenant that total crude oil and natural gas production volumes from proved developed producing reserves will be combined on a barrels of oil equivalent (“BOE”) basis to determine compliance with the hedging covenant.

We have historically funded operations through cash from operations and working capital. Our primary source of cash is the sale of produced crude oil, natural gas, and NGLs. A portion of these cash flows is used to fund capital expenditures and pay cash dividends to shareholders. We expect to fund near-future capital development activities for our properties with cash flows from operating activities, and, as needed, borrowings under our Senior Secured Credit Facility and proceeds from the ATM Sales Agreements.

We are pursuing new growth opportunities through acquisitions and other transactions. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility, totaling $7.7 million as of March 31, 2026. We also have an effective shelf registration statement with the SEC under which we may issue up to $500.0 million of new debt or equity securities.

On October 21, 2024, we entered into an ATM equity Sales Agreement with Roth Capital Partners, LLC as our Lead Agent, Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal to facilitate acquisitions and other general corporate purposes. On February 11, 2026, we executed a new ATM equity Sales Agreement, substantially consistent with the original October agreement restoring the $30.0 million common stock sales capacity. During the nine months ended March 31, 2026, we sold a total of approximately 1.1 million shares of our common stock under the ATM Sales Agreements for net proceeds of approximately $4.7 million, net of $0.2 million of offering costs incurred.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 50 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to increase dividends over time, subject to adjustments as appropriate in the Board of Directors’ discretion depending on factors such as commodity prices, other opportunities for uses of capital, and any other factors the Board of Directors deems relevant. On May 11, 2026, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on June 15, 2026 and payable on June 30, 2026.

Capital Expenditures

During the nine months ending March 31, 2026, we incurred $4.0 million on development capital expenditures. A majority of our spending occurred at SCOOP/STACK, Chaveroo Field and Hamilton Dome Field. At SCOOP/STACK eight gross wells were brought online during the nine months ended March 31, 2016, three gross wells are currently in progress, and we have elected to participate in two gross wells. At Chaveroo Field and Hamilton Dome capital spending projects were for facility upgrades and consolidations. Remaining capital spending related to capital workover projects across our portfolio of assets. Based on discussions with our operators, we expect capital workover projects to continue in most of our fields throughout the remainder of the year as well as further drilling at SCOOP/STACK.

Overall, for fiscal year 2026, we expect budgeted capital expenditures to be in the range of $4.0 million to $6.0 million, which excludes the purchase of Louisiana Minerals described above, as well as any other potential acquisitions. Our expected capital expenditures for fiscal year 2026 include bringing approximately eleven gross wells online, including the eight gross wells described above, at our SCOOP/STACK properties. Additionally, as our third-party operators continue to be active around our acreage, we would expect additional wells to be drilled and/or completed. At Chaveroo Field, we anticipate securing permits for the next six wells before the end of the fiscal year 2026. The final decision, made jointly with our partner, on when to spud these wells will depend on prevailing oil prices and completed well costs at that time.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of March 31, 2026 were $63.80 per barrel of oil, $3.72 per MMBtu of natural gas and $22.50 per barrel of NGLs. As of March 31, 2026, our capitalized costs of oil and natural gas properties, subject to amortization, were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of March 31, 2026 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling test results in future quarters and the effect could be material to our net earnings. Using first day of the month prices for April and May 2026, which are more reflective of recent prices trends, to calculate a trailing 12-month average price of $70.06 per barrel of oil and $3.58 per MMBtu of natural gas, and keeping all other factors constant, the ceiling test calculation as of the fourth quarter of fiscal year 2026 would not have generated a ceiling test impairment. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required at some point in the future as commodity prices are volatile and unpredictable. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Overview of Cash Flow Activities

	Nine Months Ended March 31,
	2026	2025	Change
Cash flows provided by operating activities	$16,719	$22,596	$(5,877)
Cash flows used in investing activities	(27,228)	(10,053)	(17,175)
Cash flows provided by (used in) financing activities	10,618	(13,388)	24,006
Net increase (decrease) in cash and cash equivalents	$109	$(845)	$954

Cash provided by operating activities for the nine months ended March 31, 2026 decreased $5.9 million compared to the nine months ended March 31, 2025 primarily due a decrease in revenues of $2.6 million from the prior period and increases in our interest expense and realized losses on derivative contracts. Interest expense increased $0.6 million and in the current period we had net derivative realized losses of $0.6 million compared to realized gains $0.2 million in the prior period. The remaining decrease in cash flow from operations is due to timing of working capital. Refer to “Results of Operations” below for further information.

Cash used in investing activities for the nine months ended March 31, 2026 increased $17.2 million compared to the nine months ended March 31, 2025 primarily due to the closing of the SCOOP/STACK Minerals Acquisition in August 2025 and Louisiana Minerals from December 2025 through March 2026.

Net cash flows provided by financing activities for the nine months ended March 31, 2026 were $10.6 million compared to net cash flows used in financing activities of $13.4 million for the nine months ended March 31, 2025. For the nine months ended March 31, 2026, we received net borrowings of $19.0 million under our Senior Secured Credit Facility primarily to finance our SCOOP/STACK Minerals Acquisition, received net proceeds from the sale of common stock under the ATM Sales Agreements of approximately $4.8 million, after deducting $0.1 million of issuance fees paid, and paid $12.6 million in cash dividends to our common stockholders. For the nine months ended March 31, 2025, we paid $12.2 million in cash dividends to our common stockholders, repaid $4.0 million of borrowings under our Senior Secured Credit Facility, and received net proceeds from the sale of common stock under the ATM Sales Agreements of approximately $3.1 million, after deducting $0.3 million of fees for due diligence incurred with the offering.

Results of Operations

Three Months Ended March 31, 2026 and 2025

We reported net losses of $8.9 million and $2.2 million for the three months ended March 31, 2026 and 2025, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Three Months Ended
	March 31,
(in thousands, except per unit and per BOE amounts)	2026	2025	Variance	Variance %
Net income (loss)	$(8,932)	$(2,179)	$(6,753)	309.9%
Revenues:
Crude oil	10,474	11,769	(1,295)	(11.0)%
Natural gas	7,284	7,790	(506)	(6.5)%
Natural gas liquids	2,410	3,002	(592)	(19.7)%
Total revenues	20,168	22,561	(2,393)	(10.6)%
Operating costs:
Lease operating costs:
Ad valorem and production taxes	1,317	1,473	(156)	(10.6)%
Gathering, transportation, and other costs	2,834	2,913	(79)	(2.7)%
Other lease operating costs	8,808	9,002	(194)	(2.2)%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	4,900	4,607	293	6.4%
Accretion of asset retirement obligations	394	407	(13)	(3.2)%
General and administrative expenses:
General and administrative	1,878	1,931	(53)	(2.7)%
Stock-based compensation	595	642	(47)	(7.3)%
Other income (expense):
Net gain (loss) on derivative contracts	(9,869)	(3,802)	(6,067)	159.6%
Interest and other income	24	55	(31)	(56.4)%
Interest expense	(960)	(705)	(255)	36.2%
Income tax (expense) benefit	2,431	687	1,744	253.9%

Production:
Crude oil (MBBL)	177	172	5	2.9%
Natural gas (MMCF)	1,968	2,011	(43)	(2.1)%
Natural gas liquids (MBBL)	98	93	5	5.4%
Equivalent (MBOE)(1)	603	600	3	0.5%
Average daily production (BOEPD)(1)	6,700	6,667	33	0.5%

Average price per unit(2):
Crude oil (BBL)	$59.18	$68.42	$(9.24)	(13.5)%
Natural gas (MCF)	3.70	3.87	(0.17)	(4.4)%
Natural Gas Liquids (BBL)	24.59	32.28	(7.69)	(23.8)%
Equivalent (BOE)(1)	33.45	37.60	(4.15)	(11.0)%

Average cost per unit:
Operating costs:
Lease operating costs:
Ad valorem and production taxes	2.18	2.46	(0.28)	(11.4)%
Gathering, transportation, and other costs	4.70	4.86	(0.16)	(3.3)%
Other lease operating costs	14.61	15.00	(0.39)	(2.6)%
Depletion of full cost proved oil and natural gas properties	8.13	7.68	0.45	5.9%
General and administrative expenses:
General and administrative	3.11	3.22	(0.11)	(3.4)%
Stock-based compensation	0.99	1.07	(0.08)	(7.5)%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $20.2 million and $22.6 million for the three months ended March 31, 2026 and 2025, respectively, with the decrease in revenues due to a decrease in our average realized price per BOE partially offset by a 0.5% increase in production volumes. Our average realized commodity price (excluding the impact of derivative contracts) for the three months ended March 31, 2026 decreased approximately $4.15 per BOE, or 11.0%, over the prior year period. Average daily equivalent production was primarily flat quarter over quarter. Increased production from our SCOOP/STACK Minerals Acquisition and TexMex Acquisition was predominately offset by downtime at our other fields. In January 2026, multiple fields were impacted by heavy ice storms and power outages which shut-in production multiple days. The current quarter oil revenue at Delhi Field was also impacted by $1.2 million of prior period adjustments for transportation charges due to a new marketing contract entered into by the operator dating back to December 2024. During the current quarter, decreases in natural gas revenues at Jonah Field and Barnett Shale were driven by their declines in field differentials, which declined on average by $1.96 per Mcf and $0.90 per Mcf, respectively, when compared to Henry Hub in the prior year period.

Lease Operating Costs

Ad valorem and production taxes were $1.3 million and $1.5 million, respectively, for the three months ended March 31, 2026 and 2025. The decrease is primarily due to lower commodity prices received. On a per unit basis, ad valorem and production taxes were $2.18 per BOE and $2.46 per BOE for the three months ended March 31, 2026 and 2025, respectively.

Gathering, transportation and other costs were $2.8 million for the three months ended March 31, 2026 compared to $2.9 million for the three months ended March 31, 2025. These costs are gathering, transportation and processing fees we incur primarily for our natural gas producing properties. The decrease is primarily due to decreased natural gas sales at Jonah Field and Barnett Shale. On a per unit basis, gathering, transportation and other costs were $4.70 per BOE and $4.86 per BOE for the three months ended March 31, 2026 and 2025, respectively.

Other lease operating costs were $8.8 million for the three months ended March 31, 2026 compared to $9.0 million for the three months ended March 31, 2025. Other lease operating costs decreased primarily due to the cessation of CO2  purchases at Delhi late during the third quarter of fiscal 2025. For the three months ended March 31, 2025, we had net CO2 purchases of $1.5 million. Partially offsetting the overall decrease in other lease operating costs were increases due to the TexMex Acquisition in April 2025. During the current quarter, the operator at TexMex focused on workover projects and facilities upgrades in the field. On a per unit basis, other lease operating costs decreased to $14.61 per BOE for the three months ended March 31, 2026 from $15.00 per BOE in the three months ended March 31, 2025.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased from $4.6 million for the three months ended March 31, 2025 to $4.9 million for the three months ended March 31, 2026 primarily due to an increase in the depletion rate and decrease in reserves volumes. On a per unit basis, depletion expense was $8.13 per BOE and $7.68 per BOE for the three months ended March 31, 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses were $1.9 million for each of the three months ended March 31, 2026 and 2025. On a per unit basis, general and administrative expenses were $3.11 per BOE and $3.22 per BOE for the three months ended March 31, 2026 and 2025, respectively.

Net Gain (Loss) on Derivative Contracts

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. Financial hedges are a requirement under our Senior Secured Credit Facility and help establish commodity price floors, contributing to stable cash flows when derivative contracts are settled. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized gains (losses) on our average realized prices for the periods presented. As a result of our recent acquisitions and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. During the quarter, WTI oil prices reached their highest levels since 2022 due to crude oil disruptions at key oil shipping routes in the Middle East, contributing to commodity price volatility. The significant increase in forward commodity prices as of March 31, 2026, resulted in an unrealized loss on the mark-to-market of our hedges. As of March 31, 2026, we had $3.1 million derivative assets, $2.4 million of which was classified as current, and $9.3 million derivative liabilities, $8.5 million of which was classified as current. We expect to see continued volatility in the fair value of our derivative contracts as commodity prices fluctuate.

	Three Months Ended
	March 31,
(in thousands, except per unit and per BOE amounts)	2026	2025	Variance	Variance %
Realized gain (loss) on derivative contracts	$(2,248)	$124	$(2,372)	(1,912.9)%
Unrealized gain (loss) on derivative contracts	(7,621)	(3,926)	(3,695)	94.1%
Total net gain (loss) on derivative contracts	$(9,869)	$(3,802)	$(6,067)	159.6%

Average realized crude oil price per BBL	$59.18	$68.42	$(9.24)	(13.5)%
Cash effect of oil derivative contracts per BBL	(6.18)	0.34	(6.52)	(1,917.6)%
Crude oil price per BBL (including impact of realized derivatives)	$53.00	$68.76	$(15.76)	(22.9)%

Average realized natural gas price per MCF	$3.70	$3.87	$(0.17)	(4.4)%
Cash effect of natural gas derivative contracts per MCF	(0.59)	0.03	(0.62)	(2,067)%
Natural gas price per MCF (including impact of realized derivatives)	$3.11	$3.90	$(0.79)	(20.3)%

Interest Expense

Interest expense increased $0.3 million for the three months ended March 31, 2026 compared to the prior year period primarily due to additional borrowings drawn on our Senior Secured Credit Facility to finance our SCOOP/STACK Minerals Acquisition in August 2025.

Income Tax (Expense) Benefit

For the three months ended March 31, 2026, we recognized an income tax benefit of $2.4 million on net losses before income taxes of $11.4 million compared to income tax benefit of $0.7 million on net losses before income taxes of $2.9 million for the three months ended March 31, 2025. The effective tax rates were 21.4% and 24.0% for three months ended March 31, 2026 and 2025, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust our effective tax rate for any given changes in facts and circumstances that are expected in the future.

Nine Months Ended March 31, 2026 and 2025

We reported net losses of $7.0 million and $1.9 million for the nine months ended March 31, 2026 and 2025, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Nine Months Ended
	March 31,
(in thousands, except per unit and per BOE amounts)	2026	2025	Variance	Variance %
Net income (loss)	$(7,043)	$(1,939)	$(5,104)	263.2%
Revenues:
Crude oil	34,042	38,269	(4,227)	(11.0)%
Natural gas	20,625	17,868	2,757	15.4%
Natural gas liquids	7,468	8,595	(1,127)	(13.1)%
Total revenues	62,135	64,732	(2,597)	(4.0)%
Operating costs:
Lease operating costs:
Ad valorem and production taxes	3,325	4,328	(1,003)	(23.2)%
Gathering, transportation, and other costs	8,393	8,592	(199)	(2.3)%
Other lease operating costs	25,838	25,051	787	3.1%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	15,992	14,956	1,036	6.9%
Accretion of asset retirement obligations	1,182	1,216	(34)	(2.8)%
General and administrative expenses:
General and administrative	5,645	5,894	(249)	(4.2)%
Stock-based compensation	1,745	1,860	(115)	(6.2)%
Other income (expense):
Net gain (loss) on derivative contracts	(5,453)	(3,223)	(2,230)	69.2%
Interest and other income	46	164	(118)	(72.0)%
Interest expense	(2,880)	(2,292)	(588)	25.7%
Income tax (expense) benefit	1,229	577	652	113.0%

Production:
Crude oil (MBBL)	577	555	22	4.0%
Natural gas (MMCF)	6,359	6,364	(5)	(0.1)%
Natural gas liquids (MBBL)	318	311	7	2.3%
Equivalent (MBOE)(1)	1,955	1,927	28	1.5%
Average daily production (BOEPD)(1)	7,135	7,033	102	1.5%

Average price per unit(2):
Crude oil (BBL)	$59.00	$68.95	$(9.95)	(14.4)%
Natural gas (MCF)	3.24	2.81	0.43	15.3%
Natural Gas Liquids (BBL)	23.48	27.64	(4.16)	(15.1)%
Equivalent (BOE)(1)	31.78	33.59	(1.81)	(5.4)%

Average cost per unit:
Operating costs:
Lease operating costs:
Ad valorem and production taxes	$1.70	$2.25	$(0.55)	(24.4)%
Gathering, transportation, and other costs	4.29	4.46	(0.17)	(3.8)%
Other lease operating costs	13.22	13.00	0.22	1.7%
Depletion of full cost proved oil and natural gas properties	8.18	7.76	0.42	5.4%
General and administrative expenses:
General and administrative	2.89	3.06	(0.17)	(5.6)%
Stock-based compensation	0.89	0.97	(0.08)	(8.2)%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $62.1 million and $64.7 million for the nine months ended March 31, 2026 and 2025, respectively, with the decrease in revenues due to decreases in our average realized price per BOE partially offset by increases in production volumes. Average daily equivalent production increased 1.5% from 7,033 BOEPD in the prior year period to 7,135 BOEPD in the current period primarily as a result of production from our SCOOP/STACK Minerals Acquisition in August 2025 and TexMex Acquisition in April 2025 partially offset by downtime at our other fields. In January 2026, multiple fields were impacted by heavy ice storms and power outages which shut-in production multiple days. Our average realized commodity price (excluding the impact of derivative contracts) for the nine months ended March 31, 2026 decreased approximately $1.81 per BOE, or 5.4%, over the prior year period as our realized crude oil decreased 14.4% and realized NGL prices decreased 15.1% from the nine months ended March 31, 2025. The current period oil revenue at Delhi Field was also impacted by $1.2 million of prior period adjustments for transportation charges due to a new marketing contract entered into by the operator dating back to December 2024. The overall decrease in our crude oil and NGL realized prices was partially offset by a 15.3% increase in our realized natural gas prices over the prior period.

Lease Operating Costs

Ad valorem and production taxes were $3.3 million and $4.3 million for the nine months ended March 31, 2026 and 2025, respectively. The decrease is primarily related to a $0.8 million reduction of calendar years 2024 and 2025 ad valorem taxes which were passed along from the operator of our Barnett Shale natural gas properties. On a per unit basis, ad valorem and production taxes were $1.70 per BOE and $2.25 per BOE for the nine months ended March 31, 2026 and 2025, respectively.

Gathering, transportation and other costs were $8.4 million for the nine months ended March 31, 2026 compared to $8.6 million for the nine months ended March 31, 2025. These costs are gathering, transportation and processing fees we incur primarily for our natural gas producing properties. The decrease is primarily due to decreased natural gas sales at Jonah Field partially offset by increased natural gas sales at Barnett Shale. On a per unit basis, gathering, transportation and other costs were $4.29 per BOE and $4.46 per BOE for the nine months ended March 31, 2026 and 2025, respectively.

Other lease operating costs were $25.8 million for the nine months ended March 31, 2026 compared to $25.1 million for the nine months ended March 31, 2025. Other lease operating costs increased primarily due to the TexMex Acquisition in April 2025, which increased other lease operating costs by $3.8 million over the prior year period. Partially offsetting the overall increase in other lease operating costs is the cessation of CO2  purchases at Delhi late during the third quarter of fiscal 2025. For the nine months ended March 31, 2025, we had net CO2 purchases of $2.6 million. On a per unit basis, other lease operating costs increased to $13.22 per BOE for the nine months ended March 31, 2026 from $13.00 per BOE in the nine months ended March 31, 2025.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased from $15.0 million for the nine months ended March 31, 2025 to $16.0 million for the nine months ended March 31, 2026 primarily due to an increase in the depletion rate and decrease in reserves volumes. On a per unit basis, depletion expense was $8.18 per BOE and $7.76 per BOE for the nine months ended March 31, 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses for the nine months ended March 31, 2026 and 2025 were $5.6 million and $5.9 million, respectively. The decrease in the current period is primarily due to a decrease in professional fees. On a per unit basis, general and administrative expenses were $2.89 per BOE and $3.06 per BOE for the nine months ended March 31, 2026 and 2025, respectively.

Stock-based Compensation Expense

Stock-based compensation expense for the nine months ended March 31, 2026 was $1.7 million compared to $1.9 million for the year-ago period. The decrease is due to the vesting of sign-on awards granted in prior years.

Net Gain (Loss) on Derivative Contracts

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. Financial hedges are a requirement under our Senior Secured Credit Facility and help establish commodity price floors, contributing to stable cash flows when derivative contracts are settled. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized gains (losses) on our average realized prices for the periods presented. As a result of our recent acquisitions and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production. During the fiscal third quarter, WTI oil prices reached their highest levels since 2022 due to crude oil disruptions at key oil shipping routes in the Middle East, contributing to commodity price volatility. The significant increase in forward commodity prices as of March 31, 2026, resulted in an unrealized loss on the mark-to-market of our hedges. As of March 31, 2026, we had $3.1 million derivative assets, $2.4 million of which was classified as current, and $9.3 million derivative liabilities, $8.5 million of which was classified as current. We expect to see continued volatility in the fair value of our derivative contracts as commodity prices fluctuate.

	Nine Months Ended
	March 31,
(in thousands, except per unit and per BOE amounts)	2026	2025	Variance	Variance %
Realized gain (loss) on derivative contracts	$(578)	$203	$(781)	(384.7)%
Unrealized gain (loss) on derivative contracts	(4,875)	(3,426)	(1,449)	42.3%
Total net gain (loss) on derivative contracts	$(5,453)	$(3,223)	$(2,230)	69.2%

Average realized crude oil price per BBL	$59.00	$68.95	$(9.95)	(14.4)%
Cash effect of oil derivative contracts per BBL	(0.94)	0.25	(1.19)	(476.0)%
Crude oil price per BBL (including impact of realized derivatives)	$58.06	$69.20	$(11.14)	(16.1)%

Average realized natural gas price per MCF	$3.24	$2.81	$0.43	15.3%
Cash effect of natural gas derivative contracts per MCF	(0.01)	0.01	(0.02)	(200.0)%
Natural gas price per MCF (including impact of realized derivatives)	$3.23	$2.82	$0.41	14.5%

Interest Expense

Interest expense increased $0.6 million for the nine months ended March 31, 2026 compared to the prior year period primarily due to additional borrowings drawn on our Senior Secured Credit Facility to finance our SCOOP/STACK Minerals Acquisition in August 2025. The weighted average interest rate on our borrowings was 6.78% for the nine months ended March 31, 2026 compared to 7.59% for the nine months ended March 31, 2025.

Income Tax (Expense) Benefit

For the nine months ended March 31, 2026, we recognized income tax benefit of $1.2 million on net losses before income taxes of $8.3 million compared to income tax benefit of $0.6 million on net losses before income taxes of $2.5 million for the nine months ended March 31, 2025. The effective tax rates were 14.9% and 22.9% for nine months ended March 31, 2026 and 2025, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust our effective tax rate for any given changes in facts and circumstances that are expected in the future.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(c) and 15(d)-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that as of March 31, 2026 our disclosure controls and procedures are effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, during the quarter ended March 31, 2026, we have determined that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about the Company's purchases of its equity securities during the three months ended March 31, 2026.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs	(in thousands)
January 2026	—	$—	—	$—
February 2026	9,651	4.43	—	—
March 2026	—	—	—	—
(1)	During the three months ended March 31, 2026, all of the shares received were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.

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
10.1

Sales Agreement, dated as of February 11, 2026 by and among the Company, Roth Capital Partners, LLC, Northland Securities Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 of our Form 8-K filed February 11, 2026)

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

Evolution Petroleum Corporation
Date: May 13, 2026	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director
	By:	/s/ RYAN STASH
Ryan Stash Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer