Form 10-K
period 2026-06-30
EVOLUTION PETROLEUM CORP
filed 2026-09-16
CIK 1006655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates on December 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $3.54 on the NYSE American was $110.7 million.

The number of shares outstanding of the registrant’s common stock, par value $0.001, as of September 11, 2026, was 40,172,226.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement related to the registrant’s 2026 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report are incorporated by reference into Part III of this report.

EVOLUTION PETROLEUM CORPORATION

2026 ANNUAL REPORT ON FORM 10-K

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

FORWARD-LOOKING STATEMENTS

This Form 10-K and the information referenced herein contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, except for statements of historical fact, are forward-looking statements. The words “plan,” “expect,” “project,” “estimate,” “may,” “assume,” “believe,” “anticipate,” “intend,” “budget,” “forecast,” “predict” and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words or phrases. These statements appear in a number of places and include statements regarding our plans, beliefs or current expectations, including the plans, beliefs and expectations of our officers and directors, which may include, but are not limited to, the following:

●	our plans, strategies and objectives, including anticipated development activity and capital spending;
●	our capital allocation strategy, capital structure, anticipated sources of funding, growth in long-term shareholder value and ability to preserve balance sheet strength;
●	our ability to complete future acquisitions and the need for additional capital to complete future acquisitions;
●	the benefits of our multi-basin portfolio, including operational and commodity flexibility;
●	our ability to maximize cash flow and the application of excess cash flows to pay dividends;
●	estimates of our oil, natural gas and natural gas liquids (“NGLs”) production and commodity mix;
●	oil, natural gas and NGL prices;
●	drilling and completions activity;
●	drilling and operational risks by our third-party operators, including accidents, equipment failures, fires, and releases of toxic or hazardous materials;
●	estimates of our oil, natural gas and NGL reserves and recoverable quantities;
●	our ability to access credit facilities and the availability of other sources of liquidity to meet financial obligations throughout commodity price cycles;
●	future interest expense;
●	our ability to manage debt and financial ratios, finance growth and comply with financial covenants;
●	the implementation and outcomes of risk management programs, including exposure to commodity price and interest rate fluctuations, the volume of oil and natural gas production hedged, and the markets or physical sales locations hedged;
●	the possible impact of changes in federal, state and local rules and regulations;
●	compliance with current or proposed environmental requirements, including the costs thereof;
●	adequacy of provisions for abandonment and site reclamation costs;
●	our operational and financial flexibility, discipline and ability to respond to evolving market conditions;
●	the declaration and payment of future dividends and any anticipated repurchase of our outstanding common shares;
●	the adequacy of our provision for taxes and legal claims;
●	our ability to manage cost inflation and expected cost structures, including expected operating, transportation, processing and labor expenses;
●	our competitiveness relative to our peers, including with respect to capital, materials, people, assets and production;
●	oil, natural gas and NGL inventories and global demand for oil, natural gas and NGLs;
●	the outlook of the oil and natural gas industry generally, including impacts from changes to the geopolitical environment;
●	adverse weather events;
●	limitations on our ability to obtain funding based on environmental, social, and corporate governance (“ESG”) performance;
●	the impact of greenhouse gas (“GHG”) emissions limitations and renewable energy incentives;
●	staffing levels;
●	payments related to our commitments, obligations and contingencies, and the ability to satisfy the same; and
●	the possible impact of accounting and tax pronouncements, rule changes and standards.

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

When considering any forward-looking statement, the reader should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil, natural gas and NGLs, third-party operating risks and other risk factors as described in Part I, Item 1A. Risk Factors and elsewhere in this report and as also may be described from time to time in future reports we file with the Securities and Exchange Commission (“SEC”). Readers should also consider such information in conjunction with our consolidated financial statements and related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

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

PART I

Item 1.   Business

Note: See Glossary of Selected Petroleum Industry Terms starting on page iv.

General

Evolution Petroleum Corporation (“Evolution,” and together with its consolidated subsidiaries, the “Company”, “our”, “we, “us” or similar terms) is an independent energy company focused on acquiring and developing long-lived oil and natural gas properties in the United States. Our diversified portfolio consists primarily of non-operated working interests and mineral and royalty interests across several leading producing basins.

Our non-operated model allows us to invest alongside experienced operators, participate in a broad range of development opportunities and maintain flexibility in the timing and allocation of capital. Our mineral and royalty interests provide additional exposure to production and future development, generally without associated lifting expenses or drilling and completions costs.

The geographic, commodity, operator and ownership diversity of our asset base reduces our reliance on any single property, basin or development program. It also provides multiple avenues for allocating capital, including acquiring producing working and mineral interests, participating in and benefiting from attractive operator-led projects and pursuing development opportunities within our existing assets.

We seek to maximize total shareholder value through disciplined acquisitions, selective participation in attractive development projects, a conservative balance sheet and the return of capital to shareholders.

Recent Developments

Dividend Declaration

On September 10, 2026, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable September 30, 2026.

Purchase of Permian Minerals

On August 20, 2026, we completed the acquisition of mineral and royalty interests in the core Midland Basin of the Permian Basin from a non-affiliated private seller for a total purchase price of $16.0 million (the “Permian Minerals Acquisition”), subject to customary post-closing adjustments. The Permian Minerals Acquisition has an effective date of August 1, 2026. We funded the purchase price for the Permian Minerals Acquisition with a combination of net proceeds from our concurrent public equity offering and $3.2 million in borrowings under our Senior Secured Credit Facility. The acquired assets include approximately 3,420 net royalty acres across Reagan, Martin, Midland, Glasscock, and Upton Counties, Texas.

Common Stock Offering

On August 20, 2026, we completed a public offering of 4.3 million shares of our common stock, at an offering price of $3.25 per share (the “Offering”). We received net proceeds of approximately $12.8 million from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses. Net proceeds from the Offering, together with borrowings under our Senior Secured Credit Facility and cash on hand, were used to fund the Permian Minerals Acquisition.

Senior Secured Credit Facility

On August 20, 2026, we entered into a letter agreement with MidFirst Bank pursuant to which the borrowing base on our Senior Secured Credit Facility was temporarily increased from $65.0 million to $73.0 million from August 20, 2026 until October 20, 2026, unless redetermined earlier in accordance with the credit agreement. We currently expect to begin our semi-annual Fall redetermination on or about October 1, 2026.

Previously on November 28, 2025, we entered into a letter agreement with MidFirst Bank pursuant to which the Margined Collateral Value, as defined under the Senior Secured Credit Facility, was modified to $65.0 million. In addition, it granted us additional time to enter into further commodity hedges to meet the hedging requirements under the Senior Secured Credit Facility.

Purchase of Louisiana Minerals

From December 2025 through June 2026, we acquired mineral and royalty interests in multiple parishes across Louisiana from various private sellers for cash consideration totaling $6.2 million, including capitalized direct transaction costs (“Louisiana Minerals”). The mineral acreage in Louisiana consists of proved producing wells, drilled but not yet producing wells, and undeveloped acreage targeting the Bossier/Haynesville Shales and is currently being actively developed by operators in the area. The acquisitions were considered asset acquisitions and funded with cash on hand and proceeds of sales under our ATM Sales Agreements.

SCOOP/STACK Transactions

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

On June 30, 2026, we completed the divestiture of a portion of our non-core, non-producing net mineral acres in the SCOOP/STACK with a private buyer. The divestiture included 3,700 net royalty acres for a total sale price of approximately $3.1 million, before customary post-closing adjustments.

At-the-Market (“ATM”) Equity Sales Program

On October 21, 2024, we entered into an ATM equity Sales Agreement with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal to facilitate acquisitions and other general corporate purposes. On February 11, 2026, the Company executed a new ATM equity Sales Agreement, substantially consistent with the original October 2024 agreement (the “ATM Sales Agreements”) restoring the $30.0 million common stock sales capacity. For the year ended June 30, 2026, we sold a total of approximately 1.4 million shares of our common stock under the ATM Sales Agreements for net proceeds of approximately $5.8 million, net of $0.2 million of offering costs incurred. Net proceeds from the sales of common stock were used to fund a portion of our Louisiana Minerals acquisitions and for general corporate purposes.

Business Strategy

Our business strategy is to maximize total shareholder return through disciplined management and growth of our asset base, while being mindful of the current operating environment and marketplace. The key elements of our strategy to accomplish our goal of maximizing shareholder return are:

●	Maintaining a strong balance sheet and conservative financial management;

●	Growing the asset base through investment in our existing properties, direct acquisitions of oil and natural gas properties, including both working and mineral and royalty interests, selective development opportunities, or accretive acquisitions of similar companies; and
●	Returning cash to shareholders by sustaining and growing our dividend payout over time or repurchases of our shares in the open market.

Properties

As of June 30, 2026, our oil and natural gas properties consist primarily of non-operated working interests and mineral and working interests in the following areas (as well as small overriding royalty and mineral interests in Texas):

SCOOP/STACK – Central Oklahoma

Our non-operated working and mineral interests in the SCOOP and STACK plays, consist of oil and natural gas producing properties in the Anadarko basin, where we hold an approximate 2.6% average net working interest with an associated 2.0% average net revenue interests located on approximately 101,100 gross (4,000 net) acres (all held by production) and a separate approximate 0.6% average net royalty interest located on approximately 8,600 gross (1,800 net) royalty acres across Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties in Oklahoma. The oil and natural gas properties are primarily operated by Continental Resources, Inc., Ovintiv USA Inc., Validus Energy, and EOG Resources, Inc. with approximately 34% of wells operated by other operators.

For the year ended June 30, 2026, our average net daily production from the SCOOP/STACK properties was 1.4 MBOEPD consisting of 54% natural gas, 24% oil, and 22% NGLs. Hydrocarbons produced from our SCOOP/STACK properties are sold to various purchasers throughout the mid-continent.

Chaveroo Field – Chaves and Roosevelt Counties, New Mexico

Our non-operated working interests in the Chaveroo Field consist of a 50% net working interest, with an average associated 41% average revenue interest, in approximately 4,500 gross (2,300 net) acres all held by production, associated with six development blocks with the right to acquire the same working interest in additional development locations and associated acreage at a fixed price. The field is operated by PEDEVCO Corp. (“PEDEVCO”).

For the year ended June 30, 2026 our average net daily production from the Chaveroo Field properties was 0.3 MBOEPD consisting of 100% oil. Oil produced from our Chaveroo Field properties is sold to Phillips 66 in New Mexico.

Jonah Field – Sublette County, Wyoming

Our non-operated working interests in the Jonah Field, a natural gas and NGL property in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 5,300 gross (950 net) acres all held by production. The properties are operated by Jonah Energy (“Jonah”).

For the year ended June 30, 2026 our average net daily production from the Jonah Field properties was 1.4 MBOEPD consisting of 89% natural gas, 6% NGLs, and 5% oil. Hydrocarbons produced from our Jonah Field properties are sold to West Coast markets.

Williston Basin – Williston, North Dakota

Our non-operated working interests in the Williston Basin, oil and natural gas producing properties, consist of approximately 39% average net working interest and approximately 33% average net revenue interest located on approximately 133,800 gross (40,100 net) acres (approximately 99% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are operated by Foundation Energy Management (“Foundation”).

For the year ended June 30, 2026, our average net daily production from the Willison Basin properties was 0.4 MBOEPD consisting of 73% oil, 16% NGLs, and 11% natural gas. The primary producing reservoirs are the Three Forks, Pronghorn, and Bakken formations. Hydrocarbons produced from the Williston Basin properties are sold to local refineries and purchasers.

Barnett Shale – North Texas

Our non-operated working and overriding royalty interests in the Barnett Shale, a natural gas and NGL producing shale reservoir, consist of approximately 17% average net working interest and approximately 14% average net revenue interest (inclusive of the overriding royalty interests) located on approximately 123,800 gross (21,000 net) acres held by production across nine North Texas counties (Bosque, Denton, Erath, Hill, Hood, Johnson, Parker, Somervell, and Tarrant), in the Barnett Shale. The oil and natural gas properties are primarily operated by Diversified Energy Company, until sold to Eagleridge Operating, LLC in June 2026, with approximately 19% of wells operated by five other operators.

For the year ended June 30, 2026, our average net daily production from the Barnett Shale properties was 2.2 MBOEPD consisting of 73% natural gas, 26% NGLs, and 1% oil. The producing reservoir is the Barnett Shale, which is also the source rock. Hydrocarbons produced from our Barnett Shale properties are sold to Gulf Coast markets.

Hamilton Dome – Hot Springs County, Wyoming

Our non-operated working interests in the Hamilton Dome Field, a secondary recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% average net working interest, with an associated 20% average net revenue interest (inclusive of a small overriding royalty interest). The approximately 5,900 gross acre unitized field, of which we hold approximately 1,400 net acres, is operated by Merit Energy Company (“Merit”), a private oil and natural gas company, who owns the majority of the remaining working interest in the Hamilton Dome Field. The Hamilton Dome Field is located in the southwest region of the Big Horn Basin in northwest Wyoming.

For the year ended June 30, 2026, our average net daily production from the Hamilton Dome Field properties was 0.4 MBOEPD consisting of 100% oil. The primary producing reservoirs in the field are the Tensleep and Phosphoria. Produced oil from the field is subject to Western Canadian Select pricing.

Delhi Field – Enhanced Oil Recovery CO2 Flood – Onshore Louisiana

Our non-operated working and overriding royalty interests in the Delhi Field, a CO2-EOR project, consist of approximately 24% average net working interest, with an associated 19% average net revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC (“Denbury”), a subsidiary of Exxon Mobil Corporation (“ExxonMobil”). The Delhi Field is comprised of approximately 13,600 gross unitized acres, of which we hold approximately 3,200 net acres, and is located in northeast Louisiana in Franklin, Madison, and Richland Parishes.

For the year ended June 30, 2026, our average net daily production from the Delhi Field properties was 0.6 MBOEPD consisting of 81% oil and 19% NGLs. The primary producing reservoirs in the field are the Tuscaloosa and Paluxy formations. Produced oil from the field is priced off of Louisiana Light Sweet (“LLS”) crude, which often trades at a premium to West Texas Intermediate (“WTI”).

Other – Haynesville/Bossier Shale and TexMex – Louisiana, Texas, and New Mexico

Our mineral and royalty interest in the Haynesville/Bossier Shale, consists of a mix of natural gas producing wells, drilled but not yet producing wells, and proved undeveloped acreage with an approximate average 0.3% net royalty interest. Our mineral and royalty interest span across an approximate 3,600 gross (465 net) acres located in Bossier, Caddo, DeSoto, Red River and Sabine parishes in Louisiana.

Our non-operated working interest in TexMex consists of oil and natural gas producing properties where we hold an approximate 42% net working interest and a 35% average net revenue interest located on approximately 27,800 gross (11,200 net) acres held by production located primarily in Lea, Eddy, and Chaves Counties, New Mexico and Stephens County, Texas. The oil and natural gas properties are operated by Texian Operating Company.

For the year ended June 30, 2026, our average net daily production from these other properties was 0.4 MBOEPD consisting of 50% oil, 48% natural gas, and 1% NGLs. Hydrocarbons produced from such other properties are sold to various purchasers throughout Texas, New Mexico and Louisiana.

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

Summary of Oil & Gas Reserves for Fiscal Year Ended 2026

Our proved reserves as of June 30, 2026, denominated in thousands of barrels of oil equivalent (“MBOE”), were estimated by our independent reservoir engineers, Cawley, Gillespie and Associates, Inc. (“CG&A”) and DeGolyer and MacNaughton (“D&M”), both worldwide petroleum consultants.

CG&A evaluated the reserves for our SCOOP/STACK, Chaveroo Field, Jonah Field, Williston Basin, TexMex, and Louisiana Minerals properties. The scope and results of their procedures are summarized in a letter from the firm, which is included as Exhibit 99.1 to this Annual Report on Form 10-K.

D&M evaluated the reserves for our Barnett Shale, Hamilton Dome, and Delhi Field properties. The scope and results of their procedures are summarized in a letter from the firm, which is included as Exhibit 99.2 to this Annual Report on Form 10-K.

The following table sets forth our estimated proved reserves as of June 30, 2026. For additional reserves information, see our Supplemental Disclosure about Oil and Natural Gas Properties (unaudited) to our consolidated financial statements in Item 8. Financial Statements and Supplementary Data. The New York Mercantile Exchange (“NYMEX”) previous 12-month unweighted arithmetic average first-day-of-the-month price used to calculate estimated revenues was $72.93 per barrel of oil and $3.62 per MMBtu of natural gas. The net price per barrel of NGLs was $27.50, which does not have any single comparable reference index price. The NGL price was based on historical differentials to WTI. For periods for which no historical price information was available, we used comparable pricing in the geographic area. Pricing differentials were applied for each individual property and product based on quality, processing, transportation, location and other pricing aspects.

Proved Reserves as of June 30, 2026

				Total Proved	Percent of
	Oil	Natural Gas	NGLs	Reserves	Total Proved
Reserve Category	(MBbls)	(MMcf)	(MBbls)	(MBOE)(1)	Reserves
Proved:
Developed Producing	7,049	67,400	3,750	22,032	80.9%
Developed Non-Producing	301	259	5	349	1.3%
Undeveloped	3,275	6,533	472	4,836	17.8%
Total Proved	10,625	74,192	4,227	27,217	100.0%
Product Mix	39.1%	45.4%	15.5%	100.0%

Total Proved by Property:
SCOOP/STACK	1,325	15,080	1,112	4,950	18.2%
Chaveroo Field	2,714	877	187	3,047	11.2%
Jonah Field	181	18,484	238	3,500	12.9%
Williston Basin	1,674	1,337	332	2,229	8.2%
Barnett Shale	73	29,366	1,738	6,705	24.6%
Hamilton Dome Field	1,684	—	—	1,684	6.1%
Delhi Field	1,658	—	620	2,278	8.4%
TexMex and Other	1,316	9,048	—	2,824	10.4%
Total Proved	10,625	74,192	4,227	27,217	100.0%
(1)	Equivalent oil reserves are defined as six Mcf of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per Mcf and NGL prices per barrel often differ significantly from the equivalent amount of oil.

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

The reserves information in this filing is based on estimates prepared by CG&A and D&M. The person responsible for the preparation of the reserve report at CG&A is W. Todd Brooker, P.E., President. Mr. Brooker received a Bachelor of Science degree in Petroleum Engineering in 1989 from the University of Texas at Austin and is a registered Professional Engineer in the State of Texas (No. 83462). Mr. Brooker joined CG&A in 1992 and has over 30 years of experience in engineering and geological services. The person responsible for the preparation of the reserve report at D&M is Dr. Dilhan Ilk, P.E., Executive Vice President. Dr. Ilk received a Bachelor of Science degree in Petroleum Engineering in 2003 from Istanbul Technical University and a Master’s degree and Doctorate in Petroleum Engineering in 2005 and 2010, respectively, from Texas A&M University, and he has in excess of 16 years of experience in oil and natural gas reservoir studies and evaluations and is a licensed Professional Engineer in the state of Texas (No. 139334).

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

Proved Undeveloped Reserves

During the year ended June 30, 2026 our proved undeveloped (“PUD”) reserves changed as follows:

	Oil	Natural Gas	NGLs	Total Reserves
Proved undeveloped reserves:	(MBbls)	(MMcf)	(MBbls)	(MBOE)(1)
June 30, 2025	3,401	3,599	412	4,413
Revisions of previous estimates	(161)	(19)	28	(136)
Improved recovery, extensions and discoveries	37	472	48	163
Purchase of reserves in place	—	2,667	1	446
Transfers	(2)	(186)	(17)	(50)
June 30, 2026	3,275	6,533	472	4,836
(1)	Equivalent oil reserves are defined as six Mcf of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per Mcf and NGL prices per barrel often differ significantly from the equivalent amount of oil.

Our PUD reserves were 4.8 MMBOE as of June 30, 2026, with related future development costs of approximately $74.8 million, primarily associated with the Chaveroo Field, Williston Basin, and SCOOP/STACK. We acquired 0.4 MMBOE primarily from our Louisiana Minerals acquisitions during fiscal 2026. Extensions of 0.2 MMBOE are primarily associated with new wells at SCOOP/STACK. Transfers of 0.1 MMBOE are associated with ten gross SCOOP/STACK wells drilled, completed and placed online during fiscal 2026. The net downward revisions were due primarily to adjustments made to the timing of the Williston Basin development plan resulting in the roll-off of PUDs expected to be developed beyond five years. Under SEC reporting requirements, our PUD reserves include only those reserves in which the Company has current plans to develop within five years. See “Drilling and Present Activities” below for a further discussion of our expected development of the PUDs associated with SCOOP/STACK, the Chaveroo Field, and Williston Basin.

Drilling and Present Activities

Currently, none of our oil and natural gas properties are operated by us. We therefore rely on information from our operators regarding near-term drilling programs. There are no plans to drill new wells in fiscal year 2027 in the Jonah Field, the Barnett Shale, Delhi Field, the Hamilton Dome Field or at TexMex. At this time, operators of all of our working interest properties are periodically running workover rigs focusing on projects to return wells to production that have experienced mechanical issues.

At SCOOP/STACK, we have received proposals for ten gross wells which we expect to be brought online during fiscal year 2027. Additionally, as our third-party operators continue to be active around our acreage, we would expect additional wells to be drilled and/or completed. At the Chaveroo Field, we have drilling permits in hand for the next round of six gross wells and are in discussions with our partner as to timing for spudding these wells.

At our Louisiana and Oklahoma minerals properties, there are currently 18 gross wells in progress. Additionally, as our third-party operators continue to be active around our acreage we expect additional wells to be drilled and/or completed throughout fiscal year 2027.

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

Production volumes, average sales price and average production costs

The following table summarizes our crude oil, natural gas, and natural gas liquids production volumes, average sales price per unit and average daily production on an equivalent basis for the periods indicated:

	Years Ended June 30,
	2026		2025		2024
	Volume	Price	Volume	Price	Volume	Price
Production:
Crude oil (MBBL)
SCOOP/STACK	119	$71.90	144	$70.90	71	$79.77
Chaveroo Field	95	66.26	64	63.49	27	77.90
Jonah Field	27	65.79	28	64.50	34	78.51
Williston Basin	119	67.14	130	63.56	146	73.97
Barnett Shale	9	67.80	8	65.65	9	75.01
Hamilton Dome Field	133	58.70	138	57.97	142	65.18
Delhi Field	190	67.15	236	72.33	279	79.46
TexMex and Other	67	71.17	18	64.27	1	78.79
Total	759	$66.61	766	$66.71	709	$75.38
Natural gas (MMCF)
SCOOP/STACK	1,586	$3.51	1,297	$3.34	532	$2.46
Chaveroo Field	—	—	—	—	12	2.17
Jonah Field	2,818	2.76	3,081	2.94	3,448	3.55
Williston Basin	103	2.62	103	2.38	86	1.72
Barnett Shale	3,532	2.97	3,855	2.51	4,165	1.87
TexMex and Other	389	2.41	73	2.63	—	—
Total	8,428	$2.97	8,409	$2.80	8,243	$2.61
Natural gas liquids (MBBL)
SCOOP/STACK	110	$21.98	69	$23.16	30	$23.16
Chaveroo Field	—	—	—	—	1	21.93
Jonah Field	31	26.06	34	29.32	38	28.67
Williston Basin	26	17.55	24	19.91	20	21.85
Barnett Shale	206	27.93	216	27.86	233	27.61
Delhi Field	44	28.85	71	30.08	80	27.91
TexMex and Other	2	20.37	—	—	—	—
Total	419	$25.65	414	$27.11	402	$27.13
Equivalent (MBOE)(1)
SCOOP/STACK	493	$33.52	429	$37.64	190	$40.43
Chaveroo Field	95	66.26	64	63.49	30	72.10
Jonah Field	528	19.63	576	20.61	647	24.76
Williston Basin	162	53.51	171	52.43	180	63.10
Barnett Shale	804	20.96	867	18.74	936	15.93
Hamilton Dome Field	133	58.70	138	57.97	142	65.18
Delhi Field	233	59.81	306	62.56	359	68.03
TexMex and Other(2)	135	43.35	31	44.63	1	78.79
Total	2,583	$33.43	2,582	$33.25	2,485	$34.56

Average daily production (BOEPD)(1)
SCOOP/STACK	1,351		1,175		519
Chaveroo Field	260		175		82
Jonah Field	1,447		1,578		1,768
Williston Basin	444		468		492
Barnett Shale	2,203		2,375		2,557
Hamilton Dome Field	364		378		388
Delhi Field	638		838		981
TexMex and Other(2)	370		87		3
Total	7,077		7,074		6,790
(1)	Equivalent oil reserves are defined as six Mcf of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per Mcf and NGL prices per barrel often differ significantly from the equivalent amount of oil. Average daily production presented in the table above represents our fiscal year production divided by 365 days in the year for fiscal years 2026 and 2025. Average daily production presented in the table above represents our fiscal year production divided by 366 days in the year for fiscal year 2024.
(2)	At TexMex, our average daily production since TexMex’s acquisition date of April 14, 2025 through June 30, 2025, was 0.4 MBOEPD.

The following table summarizes our production costs, and production costs per unit for the periods indicated:

	Years Ended June 30,
Production costs (in thousands, except per BOE)	2026		2025		2024
Total lease operating costs(1)	Amount	per BOE	Amount	per BOE	Amount	per BOE
SCOOP/STACK	$4,423	$8.97	$4,442	$10.35	$1,647	$8.71
Chaveroo Field	1,307	13.76	869	13.58	462	15.40
Jonah Field	7,822	14.84	8,470	14.73	9,101	14.09
Williston Basin	4,886	29.98	5,063	29.61	5,235	29.08
Barnett Shale(2)	14,021	17.44	13,217	15.25	14,695	15.68
Hamilton Dome Field	5,088	38.13	5,479	39.61	5,722	40.37
Delhi Field	6,972	29.72	10,604	34.59	11,390	31.76
TexMex and Other	5,819	43.81	1,194	38.84	21	9.10
Total	$50,338	$19.48	$49,338	$19.11	$48,273	$19.43
(1)	Total lease operating costs include lifting costs; workover expenses; and gathering, transportation, processing and other expense.
(2)	Barnett Shale lease operating costs for the fiscal year ended June 30, 2025 contains a $1.9 million credit from one of our operators due to a joint venture audit, see “Results of Operations” within Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which we own an interest as of June 30, 2026.

	Company Operated		Non-Operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	—	—	1,170	178.6	1,170	178.6
Natural gas	—	—	1,481	207.2	1,481	207.2
Total	—	—	2,651	385.8	2,651	385.8

Acreage

The following table sets forth certain information regarding our developed and undeveloped acreage as of June 30, 2026. Developed acreage refers to acreage on which wells have been drilled or completed to a point that would allow production of oil and natural gas in commercial quantities. Undeveloped acreage refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and natural gas in commercial quantities whether or not the acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total
Field(1)	Gross	Net	Gross	Net	Gross	Net
SCOOP/STACK, Oklahoma(2)	109,715	5,834	—	—	109,715	5,834
Chaveroo Field, New Mexico	1,120	560	3,408	1,704	4,528	2,264
Jonah Field, Wyoming	5,280	956	—	—	5,280	956
Williston Basin, North Dakota	124,800	36,938	8,960	3,136	133,760	40,074
Barnett Shale, Texas	123,777	20,918	—	—	123,777	20,918
Hamilton Dome Field, Wyoming	5,908	1,389	—	—	5,908	1,389
Delhi Field, Louisiana	9,126	2,180	4,510	1,077	13,636	3,257
TexMex, Louisiana, Texas, and New Mexico	27,789	11,220	—	—	27,789	11,220
Louisiana Minerals, Louisiana	—	—	3,624	465	3,624	465
Total(3)	379,726	68,775	16,878	5,917	396,604	74,692
(1)	Except for our undeveloped acreage at the Williston Basin, North Dakota (see expiration table below), all acreage, including any undeveloped, nonproductive or undrilled acreage, is held by existing production as long as continuous production is maintained in the unit.
(2)	Includes 8,595 gross (1,824 net) mineral acres.

(3)	This table excludes acreage attributable to small overriding royalty interests retained in various formations in the Texas Giddings Field area. Except for de minimis production that began on two leases during late fiscal year 2019. It does not currently appear likely that we will obtain any significant value from these interests and no reserves have been assigned to any of the Giddings’ interests.

The table below reflects our net undeveloped acreage in Williston Basin, North Dakota as of June 30, 2026 that will expire each year if we do not establish production in paying quantities on the units in which such acreage is included to maintain the lease:

Net Acreage
Fiscal Year	Expiration(1)
2027	—
2028	—
2029	—
2030	—
2031 & beyond	389
389
(1)	Excludes 2,747 net acres held by existing production as long as continuous production is maintained in the unit.

Markets and Customers

Our production is marketed to third parties in a manner consistent with industry practices. In the United States market where our properties are operated, crude oil, natural gas, and NGLs are readily transportable and marketable. In the Jonah Field, we take our natural gas and NGL working interest production in-kind and market our natural gas separately to different purchasers on six-month contracts. We sell our NGLs to Enterprise Products Partners L.P. We do not currently market our share of oil, natural gas, or NGLs production from any other field separately from the operators’ shares of production. Although we have the right to take our working interest production in-kind, we are currently selling our production through the field operators pursuant to the delivery and pricing terms of their sales contracts. Under such arrangements, we typically do not know the identity of the buyers.

As a non-operator, we are highly dependent on the success of our third-party operators and the decisions made in connection with their operations. With the exception of the Jonah Field, our third-party operators sell our oil, natural gas, and NGLs to purchasers, collect the cash, and distribute the cash to us. In the year ended June 30, 2026, three individual operators, Diversified, Denbury (ExxonMobil), and Foundation, each accounted for more than 10% of our total revenues, collectively representing approximately 46% of our total revenues for the year. In the year ended June 30, 2025, three individual operators, Denbury (ExxonMobil), Diversified, and Foundation, each accounted for more than 10% of our total revenues, collectively representing approximately 51% of our total revenues for the year.

The loss of a purchaser at any of our major producing properties or disruption to pipeline transportation from these fields could adversely affect our net realized pricing and potentially our near-term production levels.

Market Conditions

Prices we receive for crude oil, natural gas, and NGLs are influenced by many factors that are beyond our control, the exact effect of which is difficult to predict. The oil and natural gas industry is a global market impacted by many factors, such as government regulations, particularly in the areas of tariffs, trade sanctions, taxation, energy, climate change and the environment, geopolitical instability, (including ongoing conflicts between Russia and Ukraine, in the Middle East and Venezuela), demand in Asian and European markets, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas. More recently, during the third fiscal quarter, WTI oil prices reached their highest levels since 2022 due to crude oil disruptions at key oil shipping routes in the Middle East, including the Strait of Hormuz, and continue at elevated levels. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since it is a primary heating source.

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

Risk Management

We are exposed to certain risks relating to our ongoing business operations, including commodity price risk. In accordance with our company strategy and the covenants under the Senior Secured Credit Facility, derivative instruments are utilized to hedge our exposure to price fluctuations and reduce the variability in our cash flows associated with anticipated sales of future oil and natural gas production. We do not enter into derivative contracts for speculative trading purposes.

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

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and comparable state statutes impose strict liability, and in some cases joint and several liability, on owners and operators of sites and on persons who arranged for the disposal of “hazardous substances” found at such sites. It is not uncommon for neighboring landowners or other third parties to also file claims for personal injury and property damage allegedly caused by any hazardous substances released into the environment. Although CERCLA currently excludes petroleum from its definition of “hazardous substance,” the operations performed by our operators do entail handling other chemicals that may be subject to the statute. In addition, state laws affecting our properties may impose cleanup liability relating to petroleum and petroleum related products. The Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes govern the disposal of “solid waste” and “hazardous waste.” Violations may result in substantial fines. Although RCRA currently classifies certain oil field wastes as “non-hazardous,” such exploration and production wastes could be reclassified as hazardous, thereby subjecting the operations of our operators to more stringent handling and disposal requirements. In some circumstances, moreover, RCRA authorizes both the federal government and private persons to seek injunctions requiring the cleanup of wastes, whether hazardous or non-hazardous.

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

In particular, the Environmental Protection Agency (“EPA”) announced regulations in December 2023 that imposed more comprehensive restrictions on emissions of methane (a greenhouse gas) and VOCs from new, existing, and modified facilities in the oil and gas sector (such as wells and storage tank batteries). Among other things, the rule set new emissions standards for certain equipment; required routine monitoring for and repair of leaks at well sites, centralized production facilities, and compressor stations; limited flaring from existing oil wells; and prohibited flaring from new oil wells. EPA also established a “Super Emitter Program” to authorize third parties to detect “super emitter events” at operators’ sites and report them to EPA. The regulations did provide phase-in periods for certain requirements, while State plans for existing sources were due 24 months after the rule’s effective date. States were given the option of either adopting the rule’s presumptive standards or developing their own requirements that are at least as strict as EPA’s. In 2024, however, EPA agreed to reconsider certain technical aspects of the regulations, which resulted in narrow changes to requirements for temporary flaring and monitoring of vent gas. In the meantime, EPA announced in 2025 it was conducting a more comprehensive reconsideration and extended various compliance deadlines in the rule. The results of that review are uncertain. But if the regulations remain as announced in December 2023, or if future such requirements requiring the installation of more sophisticated pollution control equipment are adopted, they could have a material adverse impact on our business, results of operations and financial condition.

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

In addition, recent court decisions have left open the question of whether tort claims alleging property damage may proceed under state common law against entities responsible for GHG emissions. Some states also have enacted statutes authorizing recovery of adaptation costs from certain fossil fuel producers or refiners. Thus, there is some litigation risk for state law claims.

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

Human Capital, Sustainability, and ESG

Employees

As of June 30, 2026, we had eleven full-time employees, not including contract personnel and outsourced service providers. Due to our current focus on non-operating properties, our staff is disproportionately weighted towards higher wage professionals. We believe that we have positive relations with our employees. Our team is broadly experienced in oil and natural gas operations, development, acquisitions, and financing. We follow a strategy of outsourcing most of our IT services, human resources, administrative, and other non-core functions. For our full-time employees, our benefits package, as determined by our Board of Directors, includes medical, dental, and vision insurance, short-term disability, 401(k) contributions based on a portion of the employee’s base salary, short and long-term performance-based and service-based incentive pay (i.e., annual bonuses and stock awards), and paid time off.

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

The Task Force formalized our existing ESG programs, proposed and implemented new ESG initiatives, monitored adherence to our internal and third-party sustainability standards, and provided public disclosures for our stakeholders, including the CSR. Further emphasizing our commitment to corporate responsibilities, our Board formed a dedicated Sustainability Committee in fiscal year 2023 which is now responsible for overseeing our ESG initiatives.

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

The price we receive for our oil, natural gas and NGLs significantly influences our revenue, profitability, access to capital, capital spending, and future rate of growth. At June 30, 2025, approximately 39% of our proved reserves were oil reserves, 45% were natural gas and 16% were NGLs. Oil, natural gas and NGLs are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil, natural gas, and NGLs have been volatile and these markets will likely continue to be volatile in the future. The prices we receive for our production depend on numerous factors beyond our control, including, but not limited to the following:

●changes in global supply and demand for oil and natural gas;
●worldwide and regional economic conditions impacting the global supply and demand for oil and natural gas;
●social unrest, political instability or armed conflict in major oil and natural gas producing regions outside the United States, such as the conflict between Ukraine and Russia and the conflict in the Middle East, and acts of terrorism or sabotage;
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

Besides our royalty and mineral interest, our business plan focuses on the acquisition and development of known resources in partially depleted, naturally fractured, or low permeability reservoirs. Our TexMex, Chaveroo Field, Hamilton Dome Field and Delhi Field properties produce from relatively shallow reservoirs, while our SCOOP/STACK, Jonah Field, Williston Basin and Barnett Shale properties produce from deeper reservoirs. Shallower reservoirs usually have lower pressure, which generally translates into lower reserves volumes in place. Deeper reservoirs have higher pressures and usually more reserves volumes in place, but capturing those reserves often comes at increased drilling and completion costs and risks and, generally, a higher rate of initial production decline. Low permeability reservoirs require substantial stimulation for development of commercial production. Naturally fractured reservoirs require penetration of sufficient un-depleted fractures to establish commercial production. Depleted reservoirs require successful application of newer, or more expensive, technologies to produce incremental reserves. Our approach on the development and application of technologies on these different types of reservoirs could have a material adverse effect on our results of operations.

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

We have limited control over the activities on our oil and natural gas properties which we do not operate.

All of our proved undeveloped oil and natural gas properties, consisting both of working interests and mineral and royalty interests, are operated by third-parties. The development and production of our proved undeveloped reserves depend on the decisions and actions of third-party operators, over which we have limited or no control, and their decisions may not be in our best interests. We have limited ability to influence or control the amount or timing of capital or other expenditures that we will be required to fund with respect to such properties. Developing these reserves requires significant capital expenditures and successful drilling operations, and our third-party operators may determine not to develop particular locations or may delay, modify or otherwise alter their development plans for reasons beyond our control. As a result, our proved undeveloped reserves may not be developed or produced as anticipated, or at all. Any delays or changes in development and production by our third-party operators could result in significant fluctuation in the timing and amount of revenues generated by our oil and natural gas properties. Moreover, we are dependent on the other working interest owners of such projects to fund their contractual share of the capital expenditures of such projects. These limitations and our dependence on the operator and other working interest owners for these projects could cause us to incur unexpected future costs, result in lower production, and materially and adversely affect our financial condition and results of operations.

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

Cash flow from our production varies based on commodity prices and may decline along with natural declines in our production. As a consequence, our cash flow may not be sufficient to fund our ongoing or planned activities at all times. From time to time, we may require additional financing in order to fund operations, acquisitions, exploitation, and development activities. We have, for instance, accessed our Senior Secured Credit Facility on a routine basis, including, recently, to fund acquisitions. Subsequent to our Permian Minerals Acquisition in August 2026, Louisiana Minerals acquisitions in December 2025 through June 2026, SCOOP/STACK Minerals Acquisition in August 2025, TexMex Acquisition in April 2025, and the SCOOP/STACK Acquisitions in 2024, the borrowings outstanding on our Senior Secured Credit Facility at September 16, 2026 was $60.0 million. Our syndicated Senior Secured Credit Facility had a commitment size of $65.0 million at June 30, 2026; but in accordance with our letter agreement with MidFirst on August 20, 2026 our syndicated Senior Secured Credit Facility currently has an increased commitment size of $73.0 million until October 20, 2026 when it reverts back to $65.0 million, unless redetermined in accordance with the terms of our credit agreement. We may not be able to further increase the total commitments by adding additional lenders in the future on terms that are favorable to us.

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

The oil and natural gas industry has become increasingly dependent on digital technologies to conduct certain exploration, development, production, processing, and financial activities. We depend on digital technology to estimate quantities of oil and natural gas reserves, manage operations, process and record financial and operating data, analyze seismic and drilling information, and communicate with our employees and third-party operators. Our technologies, systems, networks, seismic data, reserves information, or other proprietary information, and those of our operators, vendors, suppliers, customers, and other business partners may become the target of cyber-attacks or information security breaches. Cyber-attacks or information security breaches could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or could otherwise lead to the disruption of our business operations or other operational disruptions in our exploration or production operations. Cyber-attacks, particularly amidst the increased adoption of artificial intelligence technologies, are becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering, use of deepfakes (i.e., highly realistic synthetic media generated by artificial intelligence) and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Any such attacks could lead to disruptions in critical systems or the unauthorized release of confidential or otherwise protected information. These events could lead to financial losses from remedial actions, loss of business, disruption of operations, damage to our reputation, or potential liability. Also, computers control nearly all of the oil and natural gas distribution systems in the United States and abroad. Computers are necessary to transport our oil and natural gas production to market. A cyber-attack directed at oil and natural gas distribution systems could damage critical distribution and storage assets or the environment, delay or prevent delivery of production to markets and make it difficult or impossible to accurately account for production and settle transactions. Cyber incidents have increased, and the United States government has issued warnings indicating that energy assets may be specific targets of cybersecurity threats. Our systems and insurance coverage for protecting against cybersecurity risks may not be sufficient. Further, as cyber-attacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber-attacks.

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

We cannot market the oil and natural gas that we produce without the assistance of third parties.

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

As of June 30, 2026, our executive officers and directors, in the aggregate, beneficially owned approximately 3.6 million shares, or approximately 10.0% of our outstanding common stock and, based on recent filings with the SEC, we believe two large non-affiliated investment advisors owned in excess of 12.8% of the outstanding shares of our common stock. As a result, a significant percentage of our common stock is concentrated in the hands of relatively few shareholders. These shareholders could potentially exercise significant influence over matters submitted to our stockholders for approval (including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets). This concentration of ownership may have the effect of delaying, deferring, or preventing any matter that requires shareholder approval, including a change in control of our company, impede a merger, consolidation, takeover, or other business combination involving our company or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company, which in turn could have an adverse effect on the market price of our common stock.

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

Shares Outstanding and Holders

As of June 30, 2026, there were 35,949,843 shares of common stock issued and outstanding. As of September 1, 2026, there were approximately 220 registered shareholders of our common stock.

Dividends

We began paying cash quarterly dividends on our common stock in December 2013. Over the last two fiscal years, we made the following cash dividends per share:

	Fiscal Year
	2026	2025
Fourth fiscal quarter	$0.12	$0.12
Third fiscal quarter	0.12	0.12
Second fiscal quarter	0.12	0.12
First fiscal quarter	0.12	0.12

As of June 30, 2026, we have paid 51 consecutive quarterly dividends on our common stock. In September 2026, the Company declared a $0.12 per share dividend payable on September 30, 2026. Any future determination with regard to the payment of dividends will be at the discretion of the Board of Directors and will be dependent upon our future earnings, financial condition, results of operations, applicable dividend restrictions, capital requirements, and other factors deemed relevant by the Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans

	Number of			Number of securities
	securities to			remaining
	be issued		Weighted-average	available for future
	upon exercise		exercise	issuance under
	of outstanding		price of	equity compensation
	options,		outstanding	plans (excluding
	warrants and		Options, warrants	securities reflected
Plan category	rights (a)		and rights (b)	in column (a))(1)

Equity compensation plans approved by security holders:
Outstanding options	—		$—
Outstanding contingent rights to shares	140,479	(1)	—
Total	140,479		—	2,061,776
Equity compensation plans not approved by security holders	—		—	—
Total	140,479		$—	2,061,776
(1)	The Evolution Petroleum Corporation Amended and Restated Equity Incentive Plan (the “Amended and Restated Plan”) authorizes the issuance of 5.7 million shares of common stock. The duration of the Amended and Restated Plan is indefinite, provided that no new awards shall be made under the Amended and Restated Plan on or after December 5, 2034. As of June 30, 2026, we have granted 3.6 million equity awards under the 2016 Plan and 2.1 million shares of common stock remain available for future grants.

Issuer Purchases of Equity Securities

None.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

Liquidity and Capital Resources

Results of Operations

Critical Accounting Policies and Estimates

Executive Overview

General

We are an independent energy company focused on acquiring and developing long-lived oil and natural gas properties in the United States. Our diversified portfolio consists primarily of non-operated working interests and mineral and royalty interests across several leading producing basins.

Our non-operated model allows us to invest alongside experienced operators, participate in a broad range of development opportunities and maintain flexibility in the timing and allocation of capital. Our mineral and royalty interests provide additional exposure to production and future development, generally without associated lifting expenses or drilling and completions costs.

The geographic, commodity, operator and ownership diversity of our asset base reduces our reliance on any single property, basin or development program. It also provides multiple avenues for allocating capital, including acquiring producing working and mineral interests, participating in and benefiting from attractive operator-led projects and pursuing development opportunities within our existing assets.

We seek to maximize total shareholder value through disciplined acquisitions, selective participation in attractive development projects, a conservative balance sheet and the return of capital to shareholders.

Our oil and natural gas properties consist primarily of non-operated working and mineral interests in the following areas (as well as small overriding royalty and mineral interests in Texas):

●	Our non-operated working and mineral interests in the SCOOP and STACK plays, consist of oil and natural gas producing properties in the Anadarko basin, where we hold an approximate 2.6% average net working interest with an associated 2.0% average net revenue interest located on approximately 101,100 gross (4,000 net) acres (all held by production) and a separate approximate 0.6% average net royalty interests located on approximately 8,600 gross (1,800 net) royalty acres across Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties in Oklahoma. The oil and natural gas properties are primarily operated by Continental Resources, Inc., Ovintiv USA Inc., Validus Energy, and EOG Resources, Inc. with approximately 34% of wells operated by other operators.
●	Our non-operated working interests in the Chaveroo Field consist of a 50% net working interest, with an average associated 41% average net revenue interest, in approximately 4,500 gross (2,300 net) acres all held by production, associated with six development blocks, with the right to acquire the same working interest in additional development locations and associated acreage at a fixed price. The field is operated by PEDEVCO Corp. (“PEDEVCO”).
●	Our non-operated working interests in the Jonah Field, a natural gas and NGL property in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 5,300 gross (950 net) acres all held by production. The properties are operated by Jonah Energy.

●	Our non-operated working interests in the Williston Basin, an oil and natural gas producing property, consist of approximately 39% average net working interest and approximately 33% average net revenue interest located on approximately 133,800 gross (40,100 net) acres (approximately 99% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are operated by Foundation Energy Management.
●	Our non-operated working and overriding royalty interests in the Barnett Shale, a natural gas and NGL producing shale reservoir, consist of approximately 17% average net working interest and approximately 14% average net revenue interest (inclusive of the overriding royalty interests). The approximately 123,800 gross (21,000 net) acres are held by production across nine North Texas counties. The oil and natural gas properties are primarily operated by Diversified Energy Company, until sold to Eagleridge Operating, LLC in June 2026, with approximately 19% of wells operated by five other operators.
●	Our non-operated working interests in the Hamilton Dome Field, a secondary recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% average net working interest, with an associated 20% average net revenue interest (inclusive of a small overriding royalty interest). The 5,900 gross acre unitized field, of which we hold approximately 1,400 net acres, is operated by Merit Energy Company, who owns the majority of the remaining working interest in the Hamilton Dome Field. The Hamilton Dome Field is located in the southwest region of the Big Horn Basin in northwest Wyoming.
●	Our non-operated working and overriding royalty interests in the Delhi Field, a CO2-EOR project, consist of approximately 24% average net working interest, with an associated 19% average net revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC, a subsidiary of Exxon Mobil Corporation. The Delhi Field is comprised of 13,600 gross unitized acres, of which we hold approximately 3,200 net acres, and is located in northeast Louisiana in Franklin, Madison, and Richland Parishes.
●	Our mineral and royalty interest in the Haynesville/Bossier Shale, consists of a mix of natural gas producing wells, drilled but not yet producing wells, and proved undeveloped acreage with an approximate average 0.3% net royalty interest. Our mineral and royalty interest span across an approximate 3,600 gross (465 net) acres located in Bossier, Caddo, DeSoto, Red River and Sabine parishes in Louisiana.
●	Our non-operated working interest in TexMex consists of oil and natural gas producing properties where we hold an approximate 42% net working interest and 35% average net revenue interest located on approximately 27,800 gross (11,200 net) acres (all held by production) primarily in Lea, Eddy, and Chaves Counties, New Mexico and Stephens County, Texas. The oil and natural gas properties are operated by Texian Operating Company.

Recent Developments

Dividend Declaration

On September 10, 2026, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable September 30, 2026.

Purchase of Permian Minerals

On August 20, 2026, we completed the acquisition of mineral and royalty interests in the core Midland Basin of the Permian Basin from a non-affiliated private seller for a total purchase price of $16.0 million (the “Permian Minerals Acquisition”), subject to customary post-closing adjustments. The Permian Minerals Acquisition has an effective date of August 1, 2026. We funded the purchase price for the Permian Minerals Acquisition with a combination of net proceeds from our concurrent public equity offering and $3.2 million in borrowings under our Senior Secured Credit Facility. The acquired assets include approximately 3,420 net royalty acres across Reagan, Martin, Midland, Glasscock, and Upton Counties, Texas.

Common Stock Offering

On August 20, 2026, we completed a public offering of 4.3 million shares of our common stock, at an offering price of $3.25 per share (the “Offering”). We received net proceeds of approximately $12.8 million from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses. Net proceeds from the Offering, together with borrowings under our Senior Secured Credit Facility and cash on hand, were used to fund the Permian Minerals Acquisition.

Senior Secured Credit Facility

On August 20, 2026, we entered into a letter agreement with MidFirst Bank pursuant to which the borrowing base on our Senior Secured Credit Facility was temporarily increased from $65.0 million to $73.0 million from August 20, 2026 until October 20, 2026, unless redetermined earlier in accordance with the credit agreement. We currently expect to begin our semi-annual Fall redetermination on or about October 1, 2026.

Previously on November 28, 2025, we entered into a letter agreement with MidFirst Bank pursuant to which the Margined Collateral Value, as defined under the Senior Secured Credit Facility, was modified to $65.0 million. In addition, it granted us additional time to enter into further commodity hedges to meet the hedging requirements under the Senior Secured Credit Facility.

Purchase of Louisiana Minerals

From December 2025 through June 2026, we acquired mineral and royalty interests in multiple parishes across Louisiana from various private sellers for cash consideration totaling $6.2 million, including capitalized direct transaction costs (“Louisiana Minerals”). The mineral acreage in Louisiana consists of proved producing wells, drilled but not yet producing wells, and undeveloped acreage targeting the Bossier/Haynesville Shales and is currently being actively developed by operators in the area. The acquisitions were considered asset acquisitions and funded with cash on hand and sales from our ATM Sales Agreements.

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

On June 30 2026, we completed the divestiture of a portion of our non-core, non-producing net mineral acres in the SCOOP/STACK with a private buyer. The acreage sold was 3,700 net acres for a total sale price of approximately $3.1 million, before customary post-closing adjustments.

At-the-Market (“ATM”) Equity Sales Program

On October 21, 2024, we entered into an ATM equity Sales Agreement with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal to facilitate acquisitions and other general corporate purposes. On February 11, 2026, the Company executed a new ATM equity Sales Agreement, substantially consistent with the original October 2024 agreement (the “ATM Sales Agreements”) restoring the $30.0 million common stock sales capacity. For the year ended June 30, 2026, we sold a total of approximately 1.4 million shares of our common stock under the ATM Sales Agreements for net proceeds of approximately $5.8 million, net of $0.2 million of offering costs incurred. Net proceeds from the sales of common stock were used to fund a portion of our Louisiana Minerals acquisitions and for general corporate purposes, including to repay outstanding indebtedness.

Proved Reserves

The following table is a summary of our proved reserves as of June 30, 2026 and 2025:

	Proved Reserves
	2026	2025	Change
Proved Reserves MMBOE	27.2	27.1	0.4%
% Developed	82.2%	83.7%	(1.5)%
Liquids %	54.6%	62.2%	(7.6)%
Standardized Measure ($MM)	$156.4	$155.2	0.8%

Proved oil equivalent reserves as of June 30, 2026 were 27.2 MMBOE, a 0.1 MMBOE, or 0.4%, increase from the previous year of 27.1 MMBOE. The net increase in total proved reserves was primarily due to 1.6 MMBOE of proved reserves purchased from our SCOOP/STACK Minerals Acquisition and Louisiana Minerals acquisitions as well as extensions of 0.4 MMBOE primarily at SCOOP/STACK and net positive revisions of 0.7 MMBOE partially offset by production roll off of 2.6 MMBOE. Approximately 2.2 MMBOE of upward revisions were in our natural gas reserves were partially offset by approximately 1.4 MMBOE of downward revisions in our oil and NGL reserves. Natural gas reserves increased primarily due to an increase in the SEC trailing 12-month natural gas price of 26.1% from the prior fiscal year. Oil and natural gas liquids downward revisions were a result of a reduction in the economic life of certain oil fields due to increased costs.

The Standardized Measure for proved reserves increased 0.8% to $156.4 million, primarily due to our SCOOP/STACK Minerals Acquisition and Louisiana Mineral acquisitions. Partially offsetting the increase are volumes produced and sold. Our proved reserves consist of 39% oil, 45% natural gas, and 16% NGLs; 82.2% are classified as proved developed and 16.3% are proved undeveloped.

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

Given the dynamic nature of these factors and events, we cannot reasonably estimate the period of time that certain market conditions will persist. Continuing volatility in political, trade, regulatory and economic conditions could impact supply and demand fundamentals as well as commodity pricing. Any related significant declines in crude oil, natural gas, and NGL prices could lead to proved property impairments in the future. Any significant increases in commodity prices could lead to further losses on our derivative contacts that partially offset price increases. Impairments of proved properties and gains and losses on derivative contracts are difficult to predict, especially in a volatile price environment.

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

Liquidity and Capital Resources

As of June 30, 2026, we had $6.1 million in cash and cash equivalents and $56.5 million outstanding borrowings on our Senior Secured Credit Facility compared to $2.5 million in cash and cash equivalents and $37.5 million outstanding borrowings on our Senior Secured Credit Facility at June 30, 2025. Our primary sources of liquidity and capital resources during the year ended June 30, 2026 were cash provided by operations, net borrowings under our Senior Secured Credit Facility, and net proceeds from the ATM Sales Agreements. Our primary uses of liquidity and capital resources for the year ended June 30, 2026 were cash used to fund our SCOOOP/STACK Minerals Acquisition and Louisiana Minerals, cash dividend payments to our common stockholders, and development capital expenditures. As of June 30, 2026, working capital was a deficit of $1.8 million, primarily due to our current derivative contracts, which vary quarter-to-quarter based on forecasted commodity prices at the end of each quarter. As of June 30, 2025, working capital was a deficit of $4.0 million.

The syndicated Senior Secured Credit Facility has a maximum capacity of $200.0 million subject to a borrowing base determined by the lenders based on a percentage of the value of our oil and natural gas properties. As of June 30, 2026, the Senior Secured Credit Facility had a borrowing base of $65.0 million. As of June 30, 2026, we had $56.5 million of indebtedness, $0.8 million of letters of credit outstanding and available capacity of $7.7 million. The Senior Secured Credit Facility is secured by substantially all of our oil and natural gas properties and matures on June 30, 2028.

Borrowings bear interest, at our option, at either (i) the SOFR, subject to a minimum SOFR of 3.25%, plus a credit spread adjustment of 0.05%, or (ii) the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%, plus, in either case of (i) or (ii), an applicable margin of 2.75%. For the years ended June 30, 2026 and 2025, the weighted average interest on our borrowings were 6.69% and 7.48%, respectively. The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains hedging requirements that apply when utilization is greater than 25% of (x) the Margined Collateral Value, as defined under the Senior Secured Credit Facility, at any time when the leverage ratio is less than 2.25 to 1.00, or (y) the borrowing base, at any time when the leverage ratio is greater than or equal to 2.25 to 1.00. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of June 30, 2026, we were in compliance with all covenants under the Senior Secured Credit Facility.

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

On October 21, 2024, we entered into an ATM equity Sales Agreement with Roth Capital Partners, LLC as our Lead Agent, Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal to facilitate acquisitions and other general corporate purposes. On February 11, 2026, we executed a new ATM equity Sales Agreement, substantially consistent with the original October agreement restoring the $30.0 million common stock sales capacity. For the year ended June 30, 2026, we sold a total of approximately 1.4 million shares of our common stock under the ATM Sales Agreements for net proceeds of approximately $5.8 million, net of $0.2 million of offering costs incurred.

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

Consistent with our business strategy, we are constantly pursuing new growth opportunities and other transactions to maximize shareholder value and will do so using a targeted mix of capital sourcing. We will continue to pursue acquisitions of oil and natural gas properties, including long-life producing properties with substantial upside potential as well as acquisitions of minerals and royalty interests. As described in “Recent Developments” above, subsequent to our fiscal year end, we completed our Permian Minerals Acquisition on August 20, 2026, for a total purchase price of $16.0 million which was funded with proceeds from the Offering and $3.2 million in borrowings under our Senior Secured Credit Facility. In addition, on August 20, 2026, we entered into a letter agreement with MidFirst Bank pursuant to which the borrowing base on our Senior Secured Credit Facility was temporarily increased from $65.0 million to $73.0 million from August 20, 2026 until October 20, 2026, unless redetermined earlier in accordance with the credit agreement. We currently expect to begin or semi-annual Fall redetermination on or about October 1, 2026. While this increased capacity affords us additional flexibility, we have not drawn on it to date. After taking into account the Offering, additional borrowings of $3.5 million under our Senior Secured Credit Facility, and the temporary increase in our revolving borrowing base, we have 40.2 million shares of common stock outstanding and $12.2 million of available capacity under our Senior Secured Credit Facility as of September 1, 2026. We also have an effective shelf registration statement with the SEC under which we are allowed to issue in aggregate up to $500.0 million of debt or equity securities.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 51 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to maintain or increase dividends over time, subject to adjustments as appropriate in the Board of Directors’ discretion depending on factors such as commodity prices, other opportunities for uses of capital, and any other factors the Board of Directors deems relevant. On September 10, 2026, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on September 21, 2026 and payable on September 30, 2026.

Capital Expenditures

For the year ended June 30, 2026, we incurred $5.5 million on development capital expenditures. A majority of our spending occurred at SCOOP/STACK, Chaveroo Field and Hamilton Dome Field. At SCOOP/STACK ten gross wells were brought online during the year ended June 30, 2026. At Chaveroo Field, capital spending was related to converting the wells to rod pumps. As of June 30, 2026, all seven producing wells have been converted to rod pump. At Hamilton Dome, capital spending projects were for facility upgrades and consolidations. Remaining capital spending related to capital workover projects across our portfolio of assets.

Based on discussions with our operators, we expect capital workover projects to continue in most of our fields as well as further drilling at SCOOP/STACK. Overall, for fiscal year 2027, we expect budgeted capital expenditures to be in the range of $4.0 million to $6.0 million, which excludes the recent purchase of Permian Minerals, any other potential acquisitions, and drilling at Chaveroo Field. Our expected capital expenditures for the next 12 months include bringing approximately ten gross wells online at SCOOP/STACK. Additionally, as our third-party operators continue to be active around our acreage, we would expect additional wells to be drilled and/or completed.

As of June 30, 2026, our PUD reserves included 4.8 MMBOE of reserves and approximately $74.8 million of future development costs primarily associated with the Chaveroo Field, Williston Basin, and SCOOP/STACK properties.

Funding for our anticipated capital expenditures over the near-term is expected to be met from cash flows from operations, net proceeds from our ATM Sales Agreements, and as needed from borrowings under our Senior Secured Credit Facility.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of June 30, 2026 were $72.93 per barrel of oil, $3.62 per MMBtu of natural gas and $27.50 per barrel of NGLs. As of June 30, 2026, our capitalized costs of oil and natural gas properties, subject to amortization, were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of June 30, 2026 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling tests in future quarters and the effect could be material to our net earnings. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required at some point in the future as commodity prices are volatile and unpredictable. Using first day of the month prices for July, August and September 2026, which are more reflective of recent prices trends, to calculate a trailing 12-month average price of $76.56 per barrel of oil and $3.60 per MMBtu of natural gas, and keeping all other factors constant, the ceiling test calculation as of the fourth quarter of fiscal year 2026 would not have generated a ceiling test impairment.

Overview of Cash Flow Activities

	Years Ended June 30,
	2026	2025	Change
Cash flows provided by operating activities	$23,518	$33,052	$(9,534)
Cash flows used in investing activities	(27,175)	(21,642)	(5,533)
Cash flows provided by (used in) financing activities	7,287	(15,349)	22,636
Net increase (decrease) in cash and cash equivalents	$3,630	$(3,939)	$7,569

Cash provided by operating activities decreased $9.5 million during the fiscal year ended June 30, 2026 compared to fiscal year ended June 30, 2025 primarily due to $3.8 million of realized losses on our derivative contracts compared to realized gains of $1.0 million in the prior year, and changes in the timing of our working capital. Refer to “Results of Operations” below for further information.

Cash used in investing activities for the year ended June 30, 2025 increased $5.5 million from the prior year primarily due to the closing of the SCOOP/STACK Minerals Acquisition in August 2025 and Louisiana Minerals acquisitions throughout the fiscal year, totaling $23.0 million in net cash spent on acquisitions. In addition, cash expenditures for development and capital expenditures were $7.3 million which included drilling and completing ten gross wells at SCOOP / STACK and rod pump conversions, facility upgrades and consolidations at Chaveroo and Hamilton Dome. In fiscal 2026, we also collected $3.1 million in proceeds from the sale of unproved acreage at SCOOP / STACK. In the prior year, net cash spent on the TexMex Acquisition was $9.0 million and development capital expenditures were $12.6 million. In the prior fiscal year capital expenditures included drilling and completing four gross (2.0 net) Chaveroo wells and thirteen gross (0.14 net) SCOOP/STACK wells.

Net cash flows provided by financing activities for the year ended June 30, 2026 were $7.3 million compared to net cash flows used in financing activities of $15.3 million for the year ended June 30, 2025. In the current year period, we received net borrowings of $19.0 million under our Senior Secured Credit Facility primarily to finance our SCOOP/STACK Minerals Acquisition, received net proceeds from the sale of common stock under the ATM Sales Agreements of approximately $5.8 million, after deducting $0.2 million of issuance fees paid, and paid $16.9 million in cash dividends to our common stockholders. In the prior year period, we paid $16.3 million in cash dividends to our common stockholders, repaid $2.0 million of net borrowings under our Senior Secured Credit Facility, and received net proceeds from the sale of common stock under the ATM Sales Agreement of approximately $3.5 million, after deducting $0.3 million in offering costs.

Results of Operations

Years Ended June 30, 2026 and 2025

We reported a net loss of $2.4 million and net income of $1.5 million for the years ended June 30, 2026 and 2025, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Years Ended June 30,
(in thousands, except per unit and per BOE amounts)	2026	2025	Variance	Variance %
Net income (loss)	$(2,429)	$1,473	$(3,902)	(264.9)%
Revenues:
Crude oil	50,556	51,102	(546)	(1.1)%
Natural gas	25,038	23,516	1,522	6.5%
Natural gas liquids	10,749	11,222	(473)	(4.2)%
Total revenues	86,343	85,840	503	0.6%
Operating costs:
Lease operating costs:
Ad valorem and production taxes	4,763	5,709	(946)	(16.6)%
Gathering, transportation, and other costs	11,139	11,357	(218)	(1.9)%
Other lease operating costs	34,436	32,272	2,164	6.7%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	21,197	20,374	823	4.0%
Accretion of asset retirement obligations	1,583	1,619	(36)	(2.2)%
General and administrative expenses:
General and administrative	7,401	7,852	(451)	(5.7)%
Stock-based compensation	2,344	2,482	(138)	(5.6)%
Other income (expense):
Net gain (loss) on derivative contracts	(2,850)	473	(3,323)	(702.5)%
Interest and other income	72	191	(119)	(62.3)%
Interest expense	(3,849)	(2,970)	(879)	29.6%
Income tax (expense) benefit	718	(396)	1,114	(281.3)%

Production:
Crude oil (MBBL)	759	766	(7)	(0.9)%
Natural gas (MMCF)	8,428	8,409	19	0.2%
Natural gas liquids (MBBL)	419	414	5	1.2%
Equivalent (MBOE)(1)	2,583	2,582	1	0.0%
Average daily production (BOEPD)(1)	7,077	7,074	3	0.0%

Average price per unit(2):
Crude oil (BBL)	$66.61	$66.71	$(0.10)	(0.1)%
Natural gas (MCF)	2.97	2.80	0.17	6.1%
Natural Gas Liquids (BBL)	25.65	27.11	(1.46)	(5.4)%
Equivalent (BOE)(1)	33.43	33.25	0.18	0.5%

Average cost per unit:
Operating costs:
Lease operating costs:
Ad valorem and production taxes	$1.84	$2.21	$(0.37)	(16.7)%
Gathering, transportation, and other costs	4.31	4.40	(0.09)	(2.0)%
Other lease operating costs	13.33	12.50	0.83	6.6%
Depletion of full cost proved oil and natural gas properties	8.21	7.89	0.32	4.1%
General and administrative expenses:
General and administrative	2.87	3.04	(0.17)	(5.6)%
Stock-based compensation	0.91	0.96	(0.05)	(5.2)%
(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $86.3 million and $85.8 million for the fiscal years ended June 30, 2026 and 2025, respectively. The increase in revenues is primarily due to the increase in our average realized price per BOE. Our average realized commodity price (excluding the impact of derivative contracts) increased approximately $0.18 per BOE, or 0.5%, for the fiscal year ended June 30, 2026 compared to June 30, 2025. The amount we realize for our production depends predominantly upon commodity prices, which are affected by changes in market demand and supply, as impacted by overall economic activity, weather, inventory storage levels, basis differentials and other factors, such as geopolitics. While our average realized natural gas prices increased 6.1% from the prior fiscal year, our average realized crude oil and NGL prices decreased 0.1% and 5.4% from the prior fiscal year respectively. The current year oil revenue at Delhi Field was also impacted by $1.2 million of prior period adjustments for transportation charges due to a new marketing contract entered into by the operator dating back to December 2024. Average daily equivalent production increased slightly from 7,074 BOEPD to 7,077 BOEPD in the current fiscal year as a result of additional production from our SCOOP/STACK Minerals Acquisition in August 2025 and TexMex Acquisition in April 2025 and newly drilled wells at SCOOP/STACK since the prior year end.

Lease Operating Costs

Ad valorem and production taxes were $4.8 million and $5.7 million for the years ended June 30, 2026 and 2025, respectively. The decrease is primarily related to an $0.8 million reduction of calendar years 2024 and 2025 ad valorem taxes which were passed along from the operator of our Barnett Shale natural gas properties in fiscal year 2026. The decrease in ad valorem and production taxes was partially offset by our SCOOP/STACK Minerals Acquisition in August 2025 and our TexMex Acquisition in April 2025. On a per unit basis, ad valorem and production taxes were $1.84 per BOE and $2.21 per BOE for the years ended June 30, 2026 and 2025, respectively.

Gathering, transportation and other costs were $11.1 million for the year ended June 30, 2026 compared to $11.4 million for the year ended June 30, 2025. These costs are gathering, transportation and processing fees we incur primarily for our natural gas producing properties. The decrease is primarily due to the decrease in natural gas sales at Jonah Field. On a per unit basis, gathering, transportation and other costs were $4.31 per BOE and $4.40 per BOE for the years ended June 30, 2026 and 2025, respectively.

Other lease operating costs were $34.4 million for the year ended June 30, 2026 compared to $32.3 million in the prior year. Other lease operating costs increased primarily due to the TexMex Acquisition in April 2025, which increased other lease operating costs by $4.1 million over the prior year period. In addition, the prior year period contained a $1.9 million credit from the operator of one of our Barnett Shale properties due to a joint venture audit. Partially offsetting the overall increase in other lease operating costs is the cessation of CO2 purchases at Delhi late in the third fiscal quarter of 2025. We did not purchase CO2 in the current year but purchased $2.6 million of net CO2 in the prior year. On a per unit basis, other lease operating costs increased to $13.33 per BOE in the current year from $12.50 per BOE in the prior year, primarily due to the TexMex Acquisition. Other lease operating costs were elevated during the fiscal year due to the delay in transfer of operatorship from the previous seller to the current operator as well as an extensive workover program in Texas and New Mexico.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense increased $0.8 million or 4.0% from $20.4 million for the fiscal year ended June 30, 2025 to $21.2 million for the fiscal year ended June 30, 2026 primarily due to an increase in the depletion rate. On a per unit basis, depletion expense was $8.21 per BOE and $7.89 per BOE for the fiscal years ended June 30, 2026 and 2025, respectively. The depletion rate of our unit of production calculation increased primarily due to an overall increase in our depreciable base due to acquisitions since the prior year period.

General and Administrative Expenses

General and administrative expenses for the fiscal year ended June 30, 2026 decreased $0.5 million, or 5.7%, to $7.4 million compared to $7.9 million for the fiscal year ended June 30, 2025. The decrease primarily relates reduced compensation expense in the current year. On a per unit basis, general and administrative expenses were $2.87 per BOE and $3.04 per BOE for the years ended June 30, 2026 and 2025, respectively.

Stock-based Compensation Expenses

Stock-based compensation decreased to $2.3 million for the year ended June 30, 2026 from $2.5 million the prior period. The decrease is due to a reduction in the awards granted in the current fiscal year compared to the prior fiscal year.

Net Gain (Loss) on Derivative Contracts

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. Financial hedges are a requirement under our Senior Secured Credit Facility and help establish commodity price floors, contributing to stable cash flows when derivative contracts are settled. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the consolidated statements of operations. The amounts recorded on the consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized (gains) losses on our average realized prices for the periods presented. As a result of our SCOOP/STACK Minerals Acquisition in August 2025, and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge 75% of our crude oil and natural gas production (excluding NGLs). Subsequently, in March 2026,WTI oil prices reached their highest levels since 2022 due to crude oil disruptions at key oil shipping routes in the Middle East, contributing to considerable commodity price fluctuations and realized losses on our crude oil derivative contracts. Whereas, the decrease in forward commodity prices for natural gas, as of June 30, 2026, resulted in an unrealized gain on the mark-to-market of our hedges. As of June 30, 2026, we had a $2.6 million derivative asset, $2.1 million of which was classified as current, and a $3.1 million derivative liability, $2.9 million of which was classified as current. We expect to see continued volatility in the fair value of our derivative contracts as commodity prices fluctuate.

	Years Ended June 30,
(in thousands, except per unit and per BOE amounts)	2026	2025	Variance	Variance %
Realized gain (loss) on derivative contracts	$(3,752)	$965	$(4,717)	(488.8)%
Unrealized gain (loss) on derivative contracts	902	(492)	1,394	(283.3)%
Total net gain (loss) on derivative contracts	$(2,850)	$473	$(3,323)	(702.5)%

Average realized crude oil price per BBL	$66.61	$66.71	$(0.10)	(0.1)%
Cash effect of oil derivative contracts per BBL	(6.07)	0.84	(6.91)	(822.6)%
Crude oil price per Bbl (including impact of realized derivatives)	$60.54	$67.55	$(7.01)	(10.4)%

Average realized natural gas price per MCF	$2.97	$2.80	$0.17	6.1%
Cash effect of natural gas derivative contracts per MCF	0.10	0.04	0.06	150%
Natural gas price per Mcf (including impact of realized derivatives)	$3.07	$2.84	$0.23	8.1%

Interest Expense

Interest expense increased $0.9 million during the fiscal year ended June 30, 2026 compared to fiscal year 2025 primarily due to borrowings drawn on our Senior Secured Credit Facility to finance our SCOOP/STACK Minerals Acquisition in August 2025. Partially offsetting the increase in interest expense is the decrease in our weighted average interest rate on our borrowings to 6.69% for the fiscal year ended June 30, 2026 compared to 7.48% for fiscal year 2025.

Income tax (expense) provision

For the year ended June 30, 2026, we recognized an income tax benefit of $0.7 million on losses before income taxes of $3.1 million compared to an income tax expense of $0.4 million on income before income taxes of $1.9 million for the year ended June 30, 2025. The effective tax rates were 22.8% and 21.2% for the years ended June 30, 2026 and 2025, respectively.

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

Oil and Natural Gas Properties.   Companies engaged in the production of oil and natural gas are required to follow accounting rules that are unique to the oil and natural gas industry. We apply the full cost accounting method for our oil and natural gas properties as prescribed by SEC Regulation S-X Rule 4-10. Under this method of accounting, the costs of unsuccessful and successful, exploration and development activities are capitalized as properties and equipment. This includes any internal costs that are directly related to property acquisition, exploration, and development activities but does not include any costs related to production, general corporate overhead, or similar activities. Gain or loss on the sale or other disposition of oil and natural gas properties is not recognized unless the gain or loss would significantly alter the relationship between capitalized costs and proved reserves. Oil and natural gas properties include costs that are excluded from costs being depleted or amortized. Oil and natural gas property costs excluded represent investments in unevaluated properties. We exclude these costs until the property has been evaluated. Costs are transferred to the full cost pool as the properties are evaluated. As of June 30, 2026 and 2025, we had no unevaluated property costs. Oil and natural gas properties include costs that are excluded from depletion and amortization, which represent investments in unproved and unevaluated properties and include non-producing leasehold, geologic and geophysical costs associated with leasehold or drilling interests, and exploration drilling costs.

Estimates of Proved Reserves.    The estimated quantities of proved oil and natural gas reserves have a significant impact on the underlying financial statements. The estimated quantities of proved reserves are used to calculate depletion expense and the estimated future net cash flows associated with those proved reserves is the basis for determining impairment under the quarterly ceiling test calculation. The process of estimating oil and natural gas reserves is very complex and requires significant decisions in the evaluation of all available geologic, geophysical, engineering, and economic data. Estimated reserves are often subject to future revisions, which could be substantial, based on the availability of additional information; this includes reservoir performance, additional development activity, new geologic and geophysical data, additional drilling, technological advancements, price changes, and other economic factors. As a result, material revisions to existing reserve estimates may occur from time to time. Although every reasonable effort is made to ensure that the reported reserve estimates prepared by our third-party independent engineers represent the most accurate assessments possible, the subjective decisions and variances in available data for the properties make these estimates generally less precise than other estimates included in our financial statements. Material revisions to reserve estimates and/or significant changes in commodity prices could substantially affect our estimated future net cash flows of our proved reserves. These changes could affect our quarterly ceiling test calculation and could significantly affect our depletion rate. Additionally, a 10% decrease in commodity prices used to determine our proved reserves as of June 30, 2026, while all other factors remained constant, would not have resulted in an impairment of our oil and natural gas properties. Holding all other factors constant, a reduction in our proved reserve estimates at June 30, 2026 of 10% would affect depletion, depreciation, and amortization expense by approximately $0.2 million.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks

Derivative Instruments and Hedging Activity

We are exposed to various risks, including energy commodity price risk, such as price differentials between the NYMEX commodity price and the index price at the location where our production is sold. When oil, natural gas, and NGL prices decline significantly, our ability to finance our capital budget and operations may be adversely impacted. We expect energy prices to remain volatile and unpredictable, therefore we monitor commodity prices to identify the potential need for the use of derivative financial instruments to provide partial protection against declines in oil and natural gas prices. We do not enter into derivative contracts for speculative trading purposes. In accordance with our Senior Secured Credit Facility, we have been and may be required in the future to enter into hedges if we meet certain utilization levels of the borrowing base under the credit facility. We intend to remain in compliance with these covenants and will enter into derivative contracts from time to time to meet the requirements. As a result of our recent acquisitions and the corresponding borrowings on our Senior Secured Credit Facility, we were required by terms in our Senior Secured Credit Facility to hedge a portion of our production Additionally, depending on market conditions, financial and other considerations we may enter into additional hedges to meet our objectives of increasing value to shareholders. We may also, from time to time, restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts.

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

Item 8.   Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Evolution Petroleum Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Evolution Petroleum Corporation and subsidiaries (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations, cash flows, and changes in stockholders’ equity for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026 and 2025, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Impact of Proved Oil and Natural Gas Reserves on Depletion, Depreciation, and Amortization (“DD&A”) and Full Cost Ceiling Test Impairment Calculation (“Ceiling Test”)

As described in Note 1, the Company follows the full cost method of accounting, pursuant to which oil and natural gas properties are amortized using the unit-of-production method over total proved reserves. The Company’s proved oil and natural gas properties are evaluated for impairment by the Ceiling Test utilizing the Company’s proved oil and natural gas reserves in accordance with accounting principles generally accepted in the United States of America and SEC guidelines. For the year ended June 30, 2026, the Company recorded DD&A related to its proved oil and natural gas properties of approximately $21.2 million, and there was no ceiling test impairment.

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

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the knowledge, skill, and ability of the Company’s third-party reservoir engineering specialists and their relationship to the Company, inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the proved reserve volumes and reading the reserve report prepared by the reservoir engineering specialists.
●	Evaluating significant assumptions used by management and its specialists in developing the estimates of proved oil and natural gas reserves, including pricing differentials, future operations costs, future production rates, and capital expenditures. The procedures performed included tests of the data inputs used by specialists for completeness and accuracy and an evaluation of the specialist’s findings. The procedures performed included:
o	Testing the data inputs used by specialists for completeness and accuracy;
o	Testing the specialists’ findings for mathematical accuracy; and
o	Performing analytical procedures on pricing, reserve quantities and cost estimates developed by management and its specialists. Those procedures entailed comparisons of:
◾	prices to historical benchmark prices, adjusted for pricing differentials,
◾	production forecasts to recent historical actual production,
◾	projections of lease operating costs to costs incurred by property during fiscal year ended June 30, 2026,
◾	projected production taxes to recent historical taxes incurred and to statutory tax rates, and
◾	assessed the reasonableness of forecasted capital expenditures by comparing to recent drilling costs or approval for expenditures.
●	Evaluating the accuracy of revenue and working interest percentages used in the reserve reports by comparing a sample of such interests to the land records.
●	Performing retrospective review of historical estimates of proved oil and natural gas reserves to identify potential management bias in estimates.
●	Testing the mathematical accuracy of the Company’s depletion and impairment calculations that included these proved reserves.

/s/ Baker Tilly US, LLP

Houston, Texas
September 16, 2026

We have served as the Company’s auditor since 2017.

EVOLUTION PETROLEUM CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2026	June 30, 2025
Assets
Current assets
Cash and cash equivalents	$6,137	$2,507
Receivables from crude oil, natural gas, and natural gas liquids revenues	10,089	10,804
Derivative contract assets	2,094	1,777
Prepaid expenses and other current assets	2,199	2,287
Total current assets	20,519	17,375
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties, net — full-cost method of accounting, of which none were excluded from amortization	146,967	142,248

Other noncurrent assets
Derivative contract assets	478	198
Other assets, net	734	431
Total assets	$168,698	$160,252
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$13,817	$12,901
Accrued liabilities and other	5,674	6,909
Derivative contract liabilities	2,865	1,577
Total current liabilities	22,356	21,387
Long term liabilities
Senior secured credit facility	56,500	37,500
Deferred income taxes	5,271	6,234
Asset retirement obligations	23,626	21,535
Derivative contract liabilities	190	1,783
Operating lease liability	351	—
Total liabilities	108,294	88,439
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 35,949,843 and 34,337,188 shares as of June 30, 2026
and 2025, respectively	36	34
Additional paid-in capital	54,611	46,650
Retained earnings	5,757	25,129
Total stockholders' equity	60,404	71,813
Total liabilities and stockholders' equity	$168,698	$160,252

See accompanying notes to consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended June 30,
	2026	2025
Revenues
Crude oil	$50,556	$51,102
Natural gas	25,038	23,516
Natural gas liquids	10,749	11,222
Total revenues	86,343	85,840
Operating costs
Lease operating costs	50,338	49,338
Depletion, depreciation, and accretion	22,780	21,993
General and administrative expenses	9,745	10,334
Total operating costs	82,863	81,665
Income (loss) from operations	3,480	4,175
Other income (expense)
Net gain (loss) on derivative contracts	(2,850)	473
Interest and other income	72	191
Interest expense	(3,849)	(2,970)
Income (loss) before income taxes	(3,147)	1,869
Income tax (expense) benefit	718	(396)
Net income (loss)	$(2,429)	$1,473
Net income (loss) per common share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03
Weighted average number of common shares outstanding:
Basic	34,251	33,158
Diluted	34,251	33,323

See accompanying notes to consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(2,429)	$1,473
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	22,780	21,993
Stock-based compensation	2,344	2,482
Settlement of asset retirement obligations	(246)	(385)
Deferred income taxes	(963)	(468)
Unrealized (gain) loss on derivative contracts	(902)	492
Accrued settlements on derivative contracts	631	(251)
Amortization of debt issuance costs	156	—
Other	24	(8)
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	1,180	75
Prepaid expenses and other current assets	25	2,925
Accounts payable and accrued liabilities and other	918	4,798
State and federal taxes payable	—	(74)
Net cash provided by operating activities	23,518	33,052
Cash flows from investing activities:
Acquisitions of oil and natural gas properties	(22,988)	(9,019)
Proceeds from the sale of unproved oil and natural gas properties	3,093	—
Capital expenditures for oil and natural gas properties	(7,280)	(12,623)
Net cash used in investing activities	(27,175)	(21,642)
Cash flows from financing activities:
Common stock dividends paid	(16,943)	(16,347)
Common stock repurchases, including stock surrendered for tax withholding	(225)	(442)
Borrowings under senior secured credit facility	22,000	2,000
Repayments of senior secured credit facility	(3,000)	(4,000)
Debt issuance costs	(379)	(90)
Issuance of common stock	6,070	3,840
Offering costs	(236)	(310)
Net cash provided by (used in) financing activities	7,287	(15,349)
Net increase (decrease) in cash and cash equivalents	3,630	(3,939)
Cash and cash equivalents, beginning of period	2,507	6,446
Cash and cash equivalents, end of period	$6,137	$2,507

Supplemental disclosures of cash flow information:
Cash paid for interest on senior secured credit facility	$3,690	$3,082
Cash paid for income taxes	1,387	874
Cash refunded from income taxes	884	1,000

Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$(1,916)	$79
Oil and natural gas property costs attributable to the recognition of asset retirement obligations	411	800
Accrued debt issuance costs	—	275
Accrued offering costs	—	10

See accompanying notes to consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands)

			Additional			Total
	Common Stock		Paid-in	Retained	Treasury	Stockholders'
	Shares	Par Value	Capital	Earnings	Stock	Equity
Balances at June 30, 2024	33,340	$33	$41,091	$40,003	$—	$81,127
Issuance of restricted common stock	376	—	—	—	—	—
Forfeitures of restricted stock	(8)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(442)	(442)
Retirements of treasury stock	(89)	—	(442)	—	442	—
Issuance of common stock	718	1	3,839	—	—	3,840
Offering costs	—	—	(320)	—	—	(320)
Stock-based compensation	—	—	2,482	—	—	2,482
Net income (loss)	—	—	—	1,473	—	1,473
Common stock dividends paid	—	—	—	(16,347)	—	(16,347)
Balances at June 30, 2025	34,337	$34	$46,650	$25,129	$—	$71,813
Issuance of restricted common stock	401	1	(1)	—	—	—
Expiration of restricted stock	(135)	—	—	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(225)	(225)
Retirements of treasury stock	(47)	—	(225)	—	225	—
Issuance of common stock	1,394	1	6,069	—	—	6,070
Offering costs	—	—	(226)	—	—	(226)
Stock-based compensation	—	—	2,344	—	—	2,344
Net income (loss)	—	—	—	(2,429)	—	(2,429)
Common stock dividends paid	—	—	—	(16,943)	—	(16,943)
Balances at June 30, 2026	35,950	$36	$54,611	$5,757	$—	$60,404

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

Risk and Uncertainties. The Company’s oil and natural gas interests are operated by third-party operators and involve other third-party working interest owners. As a result, the Company has limited ability to influence the operation or future development of such properties. However, the Company proactively works with its third-party operators to review the management of capital expenditures for its non-operated working interest.

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

From time to time, the Company conducts joint venture audits of the operators of its oil and natural gas properties. Any audit findings are reflected in the consolidated financial statements once agreed upon by all parties. In fiscal year 2025, the Company received a credit adjustment of $1.9 million from one its operators at its Barnett Shale properties, recognized as a reduction to “Lease operating costs” on the consolidated statement of operations and “Accounts payable” on the consolidated balance sheet for the fiscal year ended June 30, 2025.

Segment Information. The Company has one reportable segment, which focuses on the ownership of and investment in onshore oil and natural gas properties in the United States. The segment’s revenues are derived from the Company’s

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Accounts Receivable and Allowance for Doubtful Accounts.   Accounts receivable consist of accrued hydrocarbon revenues due under normal trade terms, generally requiring payment within 30 to 60 days of production, and other miscellaneous receivables. No interest is charged on past-due balances. Payments made on accounts receivable are applied to the earliest unpaid items. The Company establishes provisions for losses on accounts receivable if it is determined that collection of all or a part of an outstanding balance is not probable. Collectability is reviewed regularly and an allowance is established or adjusted, as necessary, using the specific identification method. As of June 30, 2026 and 2025, no allowance for doubtful accounts was considered necessary.

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

Oil and natural gas properties include costs that are excluded from the full-cost pool and depletion and amortization, which represent investments in unproved and unevaluated properties and include non-producing leasehold, geologic and geophysical costs associated with leasehold or drilling interests, and exploration drilling costs. These costs are excluded until the project is evaluated and proved reserves are established or impairment is determined. As of June 30, 2026 and 2025, the Company did not have any costs excluded from its full-cost pool or depletion and amortization.

Other Property and Equipment.   Other property and equipment includes building leasehold improvements, data processing and telecommunications equipment, office furniture, and office equipment. These items are recorded at cost

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Substantially all of the Company’s accounts receivable as of June 30, 2026 and 2025 are from crude oil, natural gas, and NGL sales to third-party purchasers in the oil and natural gas industry. The Company holds working interests and mineral interests in crude oil and natural gas properties for which a third-party serves as operator. As a non-operator, the Company primarily markets its production through its field operators, except at the Jonah Field, where the Company takes its natural gas and NGL production in-kind. As a non-operator, the Company is highly dependent on the success of its third-party operators and the decisions made in connection with their operations. With the exception of the Jonah Field, the third-party operator sells the crude oil, natural gas, and NGLs to the purchaser, collects the cash, and distributes the cash to the Company. In the year ended June 30, 2026, three individual operators, Diversified, Denbury (ExxonMobil), and Foundation, each accounted for more than 10% of the Company’s total revenues, collectively representing approximately 46% of the Company’s total revenues for the year. In the year ended June 30, 2025, three individual operators, Denbury (ExxonMobil), Diversified, and Foundation, each accounted for more than 10% of the Company’s total revenues, collectively representing approximately 51% of the Company’s total revenues for the year. The majority of the Company’s crude oil, natural gas, and NGL production is sold to purchasers under short-term (less than 12 months) contracts at market-based prices.

Derivative Instruments. The Company follows Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging (“ASC 815”). From time to time, in accordance with the Company’s risk management strategy and with certain

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures by expanding the income tax rate reconciliation disclosure and income taxes paid information. ASU 2023-09 also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and can be implemented either prospectively or retrospectively. As such, the Company adopted ASU 2023-09 prospectively, effective July 1, 2025, and has included applicable enhanced disclosures herein.

Other accounting pronouncements that have recently been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations, cash flows or disclosures.

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the SCOOP and STACK plays in central Oklahoma; the Chaveroo Field in Chaves and Roosevelt Counties of New Mexico; the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field in Wyoming; the Delhi Field in Northeast Louisiana; and the TexMex interests located in Lea, Eddy and Chaves Counties, New Mexico and Stephens County, Texas;. Additionally, the Company has small overriding royalty and mineral interests in Texas and Louisiana. The following table disaggregates the Company’s revenues by major product for the years ended June 30, 2026 and 2025 (in thousands):

	Years Ended June 30,
	2026	2025
Revenues
Crude oil	$50,556	$51,102
Natural gas	25,038	23,516
Natural gas liquids	10,749	11,222
Total revenues	$86,343	$85,840

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

Note 3. Acquisitions and Divestitures

Purchase of Louisiana Minerals

From December 2025 through June 2026, the Company acquired mineral and royalty interests in multiple parishes across Louisiana from various private sellers for cash consideration totaling $6.2 million, including capitalized direct transaction costs. The mineral acreage in Louisiana primarily consists of proved undeveloped acreage targeting the Bossier/Haynesville Shales and is currently being actively developed by operators in the area. These acquisitions were each considered asset acquisitions and funded with cash on hand and sales from the Company’s ATM Sales Agreements.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On June 30, 2026, the Company completed the divestiture of a portion of its non-core, non-producing net mineral acres in the SCOOP/STACK with a private buyer. The total sale price for the acreage was approximately $3.1 million, before customary post-closing adjustments.

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

Purchase of Permian Minerals

Subsequent to fiscal year-end, in August 2026, the Company closed on an acquisition of certain mineral and royalty interests in the core Midland Basin of the Permian Basin. See Note 15, “Subsequent Events,” for further details.

Note 4. Property and Equipment

Property and equipment as of June 30, 2026 and 2025 consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Oil and natural gas properties
Property costs subject to amortization	$298,413	$272,496
Less: Accumulated depletion, depreciation, and impairment	(151,446)	(130,248)
Oil and natural gas properties, net	$146,967	$142,248

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of June 30, 2026 and 2025, all oil and natural gas property costs were subject to amortization. Depletion on oil and natural gas properties was $21.2 million and $20.4 million for the years ended June 30, 2026 and 2025, respectively. During the years ended June 30, 2026 and 2025, the Company incurred development capital expenditures of $5.5 million and $13.2 million, respectively.

At June 30, 2026, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2026 of the West Texas Intermediate (“WTI”) crude oil spot price of $72.93 per barrel and Henry Hub natural gas spot price of $3.62 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $27.50, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at June 30, 2026 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, subject to amortization, and, as a result, no write-down was applicable.

At June 30, 2025, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended June 30, 2025 of the WTI crude oil spot price of $71.20 per barrel and Henry Hub natural gas spot price of $2.87 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $25.24, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at June 30, 2025 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, subject to amortization, and, as a result, no write-down was applicable.

Note 5. Senior Secured Credit Facility

On April 11, 2016, the Company entered into a senior secured reserve-based credit facility with MidFirst Bank in an amount up to $50.0 million. On June 30, 2025, the Company entered into a syndicated amended and restated senior secured reserve-based credit facility (the “Senior Secured Credit Facility”) with MidFirst Bank, as administrative agent for the lenders party, thereto, in an amount up to $200.0 million with an initial borrowing base of $65.0 million, maturing on June 30, 2028. As of June 30, 2026, the borrowing base was $65.0 million. The borrowing base will be redetermined semiannually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company’s oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The Senior Secured Credit Facility carries a commitment fee of 0.25% per annum on the undrawn portion of the borrowing base. Any borrowings under the Senior Secured Credit Facility will bear interest, at the Company’s option, at either (i) the Secured Overnight Financing Rate (“SOFR”), subject to a minimum SOFR of 3.25%, plus a credit spread adjustment of 0.05%, or (ii) the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.00%, plus, in either case of (i) or (ii), an applicable margin of 2.75%.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches of representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains hedging requirements that apply when utilization is greater than 25% of (x) the Margined Collateral Value, as defined under the Senior Secured Credit Facility, at any time when the leverage ratio is less than 2.25 to 1.00, or (y) the borrowing base, at any time when the leverage ratio is greater than or equal to 2.25 to 1.00. As of June 30, 2026, the Company had $56.5 million borrowings outstanding and $0.8 million in letters of credit outstanding under its Senior Secured Credit Facility, resulting in $7.7 million of available borrowing capacity. For the years ended June 30, 2025 and 2024, the weighted average interest rate on borrowings under the Senior Secured Credit Facility was 6.69% and 7.48%, respectively.

On November 28, 2025, the Company entered into a letter agreement with MidFirst Bank pursuant to which Margined Collateral Value, as defined under the Senior Secured Credit Facility, was modified to $65.0 million. In addition, it granted the Company additional time to enter into further commodity hedges to meet the hedging requirements under the Senior Secured Credit Facility.

On August 29, 2025, the Company entered into the first amendment of its Senior Secured Credit Facility with MidFirst Bank, pursuant to which it was determined for purposes of the hedge covenant that total crude oil and natural gas volumes from proved developed producing reserves will be combined on a barrels of oil equivalent basis to determine compliance with the required hedging covenant.

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

As of June 30, 2026, the Company was in compliance with all covenants under the Senior Secured Credit Facility

The Company capitalizes certain direct costs associated with its Senior Secured Credit Facility and amortizes these costs over the life of the facility. For the year ended June 30, 2026, the Company amortized $0.2 million and capitalized $0.1 million of debt issuance costs in conjunction with amending and restating the Senior Secured Credit Facility. The debt issuance costs are presented in “Other Assets, net” on the consolidated balance sheets.

Subsequent to fiscal year end, on August 20, 2026, the Company entered into a letter agreement with MidFirst Bank pursuant to which the borrowing base on its Senior Secured Credit Facility was temporarily increased from $65.0 million to $73.0 million from August 20, 2026 until October 20, 2026, unless redetermined in accordance with the terms of the credit agreement.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Income Taxes

The Company files a consolidated federal income tax return in the United States and various combined and separate filings in several state and local jurisdictions in a timely manner.

There were no unrecognized tax benefits, nor any accrued interest or penalties associated with unrecognized tax benefits during the years ended June 30, 2026 and 2025. The Company believes that it has appropriate support for the income tax positions taken and to be taken on the Company’s tax returns and that the accruals for tax liabilities are adequate for all open years based on its assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company’s federal and state income tax returns are open to audit under the statute of limitations for the fiscal years ended June 30, 2022 through June 30, 2025 for federal tax purposes and for the fiscal years ended June 30, 2021 through June 30, 2025 for state tax purposes. To the extent the Company utilizes net operating losses (“NOLs”) generated in earlier years, such earlier years may also be subject to audit.

Income tax (expense) benefit for the years ended June 30, 2026 and 2025 is comprised of the following (in thousands):

	June 30, 2026	June 30, 2025
Current:
Federal	$(4)	$(462)
State	(241)	(402)
Total current income tax (expense) benefit	(245)	(864)
Deferred:
Federal	1,053	584
State	(90)	(116)
Total deferred income tax (expense) benefit	963	468
Total income tax (expense) benefit	$718	$(396)

For the year ended June 30, 2026 the Company recognized an income tax benefit of $0.7 million and had an effective tax rate of 22.8% compared to income tax expense of $0.4 million and an effective tax rate of 21.2% for the year ended June 30, 2025. During each of the years ended June 30, 2026 and 2025, the Company recognized an income tax benefit of $0.1 million related to the vesting of restricted stock awards.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act ("OBBBA"). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation and the business interest expense limitation, as well as other provisions. The Company’s consolidated financial statements for the year ended June 30, 2026, include the OBBBA’s effect for the period beginning July 1, 2025, through June 30, 2026. Some of the provisions in the OBBBA were effective for periods before July 1, 2025, and thus when the Company filed its June 30, 2025 tax return on April 15, 2026, the Company was able to reduce its fiscal year tax liability and defer current cash taxes owed, due to the 100% bonus depreciation allowed in the OBBBA. The tax effects related to fiscal year 2025 were recorded in the financial statements as a return to provision adjustment during the year ended June 30, 2026, once the effects were identified and quantifiable.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the states of Louisiana, North Dakota, and Texas, due to percentage depletion in excess of basis, and other permanent differences including federal tax credits expected from production on marginal natural gas wells. The following table presents the reconciliation of the Company’s income taxes calculated at the statutory federal tax rate to the income tax (expense) benefit (in thousands):

		% of Income		% of Income
		Before		Before
	June 30, 2026	Income Taxes	June 30, 2025	Income Taxes
Income tax (expense) benefit computed at the statutory federal rate:	$661	21.0%	$(392)	21.0%
Reconciling items:
Return to provision adjustments	—	—%	(2)	0.1%
Depletion in excess of tax basis	57	1.8%	59	(3.2)%
State income taxes, net of federal tax benefit	(270)	(8.7)%	(548)	29.3%
Permanent differences related to stock-based compensation and other	(166)	(5.3)%	(58)	3.1%
State valuation allowance	—	—%	140	(7.5)%
Marginal well credit	484	15.4%	408	(21.8)%
Other	(48)	(1.5)%	(3)	0.2%
Income tax (expense) benefit	$718	22.8%	$(396)	21.2%

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of net deferred income tax assets (liabilities) recognized are as follows (in thousands):

	June 30, 2026	June 30, 2025
Deferred tax assets:
Non-qualified stock-based compensation	$818	$599
Net operating loss carry-forwards and other carry-forwards	496	148
Derivative losses	105	298
Asset retirement obligations	5,497	4,982
Other deferred tax assets	107	481
Total deferred tax assets	7,023	6,508
Deferred tax liabilities:
Oil and natural gas properties	(12,294)	(12,742)
Total deferred tax liabilities	(12,294)	(12,742)
Net deferred tax liabilities	$(5,271)	$(6,234)

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s cash paid for income taxes, net of refunds received, during the years ended June 30, 2026 and 2025 are as follows (in thousands):

	June 30, 2026	June 30, 2025

Federal	$(124)	$(670)
State:
North Dakota	44	1
Louisiana	343	386
Texas	—	28
New Mexico	141	6
Oklahoma	99	123
Total	$503	$(126)

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

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of June 30, 2026, the Company did not post collateral under any of its derivative contracts during the periods in which contracts were open as they were secured under the Company’s Senior Secured Credit Facility.

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

All derivative contracts are recorded at fair market value in accordance with ASC 815 and ASC 820, Fair Value Measurement (“ASC 820”) and included in the consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent the difference between the market commodity prices and

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the hedged prices for the remaining volumes of production hedges as of June 30, 2026 and 2025 (the “mark-to-market valuation”).

The following table summarizes the location and fair value amounts of all derivative contracts in the consolidated balance sheets as of June 30, 2026 and 2025 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	June 30, 2026	June 30, 2025	location	June 30, 2026	June 30, 2025
Commodity contracts	Current assets - derivative contract assets	$2,094	$1,777	Current liabilities - derivative contract liabilities	$2,865	$1,577
Commodity contracts	Other assets - derivative contract assets	478	198	Long term liabilities - derivative contract liabilities	190	1,783
Total derivatives not designated as hedging contracts under ASC 815		$2,572	$1,975		$3,055	$3,360

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s consolidated statements of operations for the years ended June 30, 2026 and 2025 (in thousands). “Realized gain (loss) on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)
as hedging contracts	recognized in income on	Years Ended June 30,
under ASC 815	derivative contracts	2026	2025
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$(3,752)	$965
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	902	(492)
Total net gain (loss) on derivative contracts		$(2,850)	$473

As of June 30, 2026, the Company had the following open crude oil and natural gas derivative contracts:

			Volumes in	Weighted Average Price per MMBTU/BBL
Period	Commodity	Instrument	MMBTU/BBL	Swap	Sub Floor	Floor	Ceiling
July 2026 - September 2026	Crude Oil	Fixed-Price Swap	43,870	$60.77
January 2027 - December 2027	Crude Oil	Fixed-Price Swap	108,222	65.12
July 2026 - December 2026	Crude Oil	Two-Way Collar	83,979			$55.73	$63.86
January 2027 - December 2027	Crude Oil	Two-Way Collar	138,157			58.13	69.37
September 2026 - December 2026	Crude Oil	Three-Way Collar	67,002		$50.00	58.83	70.36
July 2026 - December 2026	Natural Gas	Fixed-Price Swap	1,745,693	3.63
January 2027 - December 2027	Natural Gas	Fixed-Price Swap	1,537,008	3.54
July 2026 - December 2026	Natural Gas	Two-Way Collar	1,177,472			3.57	4.71
January 2027 - March 2027	Natural Gas	Two-Way Collar	850,794			3.62	5.60

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to June 30, 2026, the Company entered into the following new crude oil and natural gas derivative contracts:

			Volumes in	Weighted Average Price per MMBTU/BBL
Period	Commodity	Instrument	MMBTU/BBL	Swap	Sub Floor	Floor	Ceiling
January 2027 - December 2027	Crude Oil	Fixed-Price Swap	91,440	$72.35
October 2026 - December 2026	Crude Oil	Two-Way Collar	37,913			$80.00	$94.08
January 2027 - December 2027	Crude Oil	Two-Way Collar	135,682			66.51	79.86
April 2027 - June 2027	Natural Gas	Fixed-Price Swap	409,277	2.89
April 2027 - June 2027	Natural Gas	Two-Way Collar	384,810			2.50	3.41

The Company presents the fair value of its derivative contracts at the gross amounts in the consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts as of June 30, 2026 and 2025 (in thousands):

	Derivative Contract Assets		Derivative Contract Liabilities
Offsetting of Derivative Assets and Liabilities	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Gross amounts presented in the Consolidated Balance Sheet	$2,572	$1,975	$3,055	$3,360
Amounts not offset in the Consolidated Balance Sheet	(1,914)	(1,774)	(1,914)	(1,774)
Net amount	$658	$201	$1,141	$1,586

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As required by ASC 820, a financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgement and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels. There were no transfers between fair value hierarchy levels for any period presented in this report. The following table, set forth by level within the fair value hierarchy, shows the Company’s financial assets and liabilities that were accounted for at fair value as of June 30, 2026 and 2025 (in thousands).

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$2,572	$—	$2,572

Liabilities
Derivative contract liabilities	$—	$3,055	$—	$3,055

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$1,975	$—	$1,975

Liabilities
Derivative contract liabilities	$—	$3,360	$—	$3,360

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the years ended June 30, 2026 and 2025 (in thousands):

	June 30, 2026	June 30, 2025
Asset retirement obligations — beginning of period	$21,830	$19,411
Liabilities incurred	11	9
Liabilities settled	(236)	(230)
Liabilities acquired(1)	—	303
Accretion of discount	1,583	1,619
Revisions of previous estimates(2)	636	718
Asset retirement obligations — end of period	23,824	21,830
Less: current asset retirement obligations	(198)	(295)
Long-term portion of asset retirement obligations	$23,626	$21,535
(1)	See Note 3, “Acquisitions and Divestitures,” for additional information on the Company’s acquisition activities.
(2)	Primarily related to upward revisions for increased cost estimates for the years ended June 30, 2026 and 2025.

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

Note 11. Stockholders’ Equity

Common Stock

As of June 30, 2026, the Company had 35,949,843 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of June 30, 2026, the Company has cumulatively paid over $151.7 million in cash dividends. The Company paid dividends of $16.9 million

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and $16.3 million to its common stockholders during the years ended June 30, 2026 and 2025, respectively. The following table reflects the dividends paid per share within the respective quarterly periods:

	Fiscal Year
	2026	2025
Fourth fiscal quarter	$0.12	$0.12
Third fiscal quarter	0.12	0.12
Second fiscal quarter	0.12	0.12
First fiscal quarter	0.12	0.12

On September 10, 2026, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable September 30, 2026. Refer to Note 15, “Subsequent Events,” for a further discussion.

On August 20, 2026, the Company completed a public offering issuing an aggregate of 4.3 million shares of its common stock. See Note 15, “Subsequent Events,” for further details.

On October 21, 2024, the Company entered into an At-the-Market (“ATM”) equity Sales Agreement with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which the Company may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal to facilitate acquisitions and other general corporate purposes. On February 11, 2026, the Company executed a new ATM equity Sales Agreement, substantially consistent with the original October 2024 agreement (the “ATM Sales Agreements”) restoring the $30.0 million common stock sales capacity. For the year ended June 30, 2026, the Company sold a total of approximately 1.4 million shares of its common stock under the ATM Sales Agreements for net proceeds of approximately $5.8 million, net of $0.2 million of offering costs incurred. For the year ended June 30, 2025, the Company sold a total of approximately 0.7 million shares of its common stock under the ATM Sales Agreements for net proceeds of approximately $3.5 million, after deducting $0.3 million in offering costs. Net proceeds from the sales of common stock were used to fund a portion of our Louisiana Minerals acquisitions and for general corporate purposes.

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

During the years ended June 30, 2026 and 2025, the Company acquired treasury stock upon the ordinary course of scheduled vestings of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting. The following table summarizes all treasury stock purchases in the years ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Years Ended June 30,
	2026	2025
Number of treasury shares acquired	47	89
Average cost per share	$4.82	$5.01
Total cost of treasury shares acquired	$225	$442

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

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended the “2016 Plan”), authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. On December 5, 2024 shareholders approved and adopted the amendment and restatement of the 2016 Plan (hereinafter the “Amended and Restated Plan”), which increased the shares authorized for issuance under the 2016 Plan by 2.1 million shares to a maximum of 5.7 million shares. The duration of the Amended and Restated Plan is indefinite, provided that no new awards shall be made under the Amended and Restated Plan on or after the tenth anniversary of the date the stockholders approved the Amended and Restated Plan. Incentives under the Amended and Restated Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, and performance share awards. As of June 30, 2026 and 2025, approximately 2.1 million shares and 2.5 million shares, respectively, remained available for grant under the Amended and Restated Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. For the years ended June 30, 2026, and 2025, the Company recognized $2.3 million and $2.5 million, respectively, related to stock-based compensation expense recorded as a component of “General and administrative expenses” on the consolidated statements of operations.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For performance-based awards granted during the years ended June 30, 2026 and 2025, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Years Ended June 30,
	2026	2025
Weighted average fair value of performance-based awards granted	$4.36	$3.90
Risk-free interest rate	3.55%	3.45%
Expected term in years	2.78	2.78
Expected volatility	40.6%	50.2%
Dividend yield	8.8%	8.4%

Unvested restricted stock awards as of June 30, 2026 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	349,497	$5.35
Performance-based awards	374,009	4.59
Unvested at June 30, 2026	723,506	$4.96

The following table sets forth the restricted stock award transactions for the years ended June 30, 2026 and 2025:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining	Aggregate Intrinsic
	Restricted	Grant-Date	Expense	Amortization	Value (1)
	Shares	Fair Value	(In thousands)	Period (Years)	(In thousands)
Unvested at June 30, 2024	628,511	$6.31
Time-vested shares granted	187,155	5.70
Performance-based shares granted	189,477	4.82
Vested	(326,431)	6.60
Forfeited	(8,427)	6.05
Unvested at June 30, 2025	670,285	$5.58	$2,196	1.6	$3,150
Time-vested shares granted	214,423	4.75
Performance-based shares granted	186,709	4.36
Vested	(213,069)	6.28
Expired	(134,842)	4.80
Unvested at June 30, 2026	723,506	$4.96	$1,889	1.4	$2,663
(1)	The intrinsic value of restricted stock was calculated as the closing market price on June 30, 2026 and 2025 of the underlying stock multiplied by the number of restricted shares that would be issuable. The total fair value of shares vested was $1.0 million and $1.7 million for the years ended June 30, 2026 and 2025, respectively.

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth contingent restricted stock unit transactions for the years ended June 30, 2026 and 2025:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining	Aggregate Intrinsic
	Restricted	Grant-Date	Expense	Amortization	Value (1)
	Stock Units	Fair Value	(In thousands)	Period (Years)	(In thousands)
Unvested at June 30, 2024	150,788	$2.86
Performance-based awards granted	142,112	2.67
Forfeited	(3,394)	2.91
Expired	(47,893)	4.77
Unvested at June 30, 2025	241,613	$2.37	$340	1.8	$1,136
Expired	(101,134)	1.95
Unvested at June 30, 2026	140,479	$2.67	$134	1.0	$517
(1)	The intrinsic value of contingent restricted stock units was calculated as the closing market price on June 30, 2026 and 2025 of the underlying stock multiplied by the number of restricted shares that would be issuable.

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Years Ended June 30,
	2026	2025
Numerator
Net income (loss)	$(2,429)	$1,473
Undistributed earnings allocated to unvested restricted stock	(393)	(367)
Net income (loss) for earnings per share calculation	$(2,822)	$1,106

Denominator
Weighted average number of common shares outstanding — Basic	34,251	33,158
Effect of dilutive securities:
Unvested restricted stock awards	—	165
Unvested contingent restricted stock units	—	—
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	34,251	33,323

Net income (loss) per common share — Basic	$(0.08)	$0.03
Net income (loss) per common share — Diluted	$(0.08)	$0.03

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 0.8 million for the year ended June 30, 2026, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive due to the net loss.

Unvested restricted stock awards (both time-vested and performance-based), totaling approximately 0.1 million for the year ended June 30, 2025, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

In addition, unvested performance-based restricted stock awards and unvested contingent restricted stock units that would not meet the performance criteria as of the period end are excluded from the computation of diluted earnings per common share.

Pursuant to year end, in August 2026, the Company issued an additional 4.3 million shares of common stock. See Note 15, “Subsequent Events,” for further details.

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

The table below summarized the Company’s leases for the years ended June 30, 2026 and 2025 (in thousands, except years and discount rate):

	Years Ended June 30,
	2026	2025
Statements of Operations:
Operating lease costs	$94	$90
Variable lease costs	36	59
Total lease costs	$130	$149

Statements of Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$67	$98

Other:
ROU assets obtained in exchange for new operating lease liabilities	$455	$—
Weighted average remaining lease term in years	5.00	0.67
Weighted average discount rate	6.09%	7.40%

The following table presents the Company’s ROU assets and lease liabilities (in thousands):

	June 30, 2026	June 30, 2025
Balance Sheets:
Operating lease ROU asset (included in other assets, net)	$414	$58
Accrued liabilities and other - current	95	66
Operating lease liability - long-term	351	—

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026, the future minimum lease payments associated with the Company’s non-cancellable operating lease for office space are as follows (in thousands):

Fiscal Year	June 30, 2026
2027	$97
2028	100
2029	103
2030	107
2031	110
Thereafter	—
Total operating lease payments	517
Less: discount to present value	71
Total operating lease liabilities	446
Less: current operating lease liabilities	95
Non current operating lease liabilities	$351

The Company applied the following practical expedients as provided in the standards update which provide elections to not reassess:

●	Not to apply the recognition requirements in the lease standard to short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that the Company is reasonably certain to exercise).
●	Whether an expired or existing pre-adoption date contracts contained leases.
●	Lease classification of any expired or existing leases.
●	Initial direct costs for any expired or existing leases.
●	Not to separate lease components from non-lease components in a contract and accounting for the combination as a lease (reflected by asset class).

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Additional Financial Statement Information

Certain amounts on the consolidated balance sheets are comprised of the following (in thousands):

	June 30, 2026	June 30, 2025
Prepaid expenses and other current assets:
State and federal taxes receivable	$906	$—
Other receivables	161	227
Prepaid insurance	750	701
Prepaid federal and state income taxes	59	706
Advances to operators	14	316
Prepaid other	309	337
Total prepaid expenses and other current assets	$2,199	$2,287

Other assets, net:
Deposit	$8	$8
Debt issuance costs, net	312	365
Right of use asset under operating lease	414	58
Total other assets, net	$734	$431

Accrued liabilities and other:
Accrued payables	$3,074	$2,937
Accrued capital expenditures	—	421
Accrued incentive and other compensation	723	1,472
Accrued royalties payable(1)	257	417
Accrued taxes other than federal and state income tax	540	1,283
Accrued settlements on derivative contracts	769	—
Operating lease liability	95	66
Asset retirement obligations due within one year	198	295
Accrued interest and other	18	18
Total accrued liabilities and other	$5,674	$6,909

Note 15. Subsequent Events

Senior Secured Credit Facility

On August 20, 2026, the Company entered into a letter agreement with MidFirst Bank pursuant to which the borrowing base on its Senior Secured Credit Facility was temporarily increased from $65.0 million to $73.0 million from August 20, 2026 until October 20, 2026, unless redetermined early in accordance with the terms of the credit agreement. The Company currently expects to being its semi-annual Fall redetermination on or about October 1, 2026.

Common Stock Offering

On August 20, 2026, the Company completed a public offering of 4.3 million shares of its common stock, at an offering price of $3.25 per share (the “Offering”). The Company received net proceeds of approximately $12.8 million from the Offering, after deducting underwriting discounts and commissions and estimated offering expenses. Net proceeds from the Offering, together with borrowings under its Senior Secured Credit Facility and cash on hand, were used to fund the Permian Minerals Acquisition (defined below).

Purchase of Permian Minerals

On August 20, 2026, the Company completed the acquisition of mineral and royalty interests in the core Midland Basin of the Permian Basin from a non-affiliated private seller for a total purchase price of $16.0 million (the “Permian

EVOLUTION PETROLEUM CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Minerals Acquisition”), subject to customary post-closing adjustments. The Permian Minerals Acquisition has an effective date of August 1, 2026. The Company funded the purchase price for the Permian Minerals Acquisition with a combination of net proceeds from its concurrent public equity offering and $3.2 million in borrowings under its Senior Secured Credit Facility. The acquired assets include approximately 3,420 net royalty acres across Reagan, Martin, Midland, Glasscock, and Upton Counties, Texas.

Dividend Declaration

On September 10, 2026, the Company declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on September 21, 2026 and payable on September 30, 2026.

Supplemental Disclosure about Oil and Natural Gas Properties (unaudited)

Capitalized costs relating to oil and natural gas producing activities

The following table summarizes the amounts of capitalized costs relating to oil and natural gas producing activities and the amount of related accumulated depletion (in thousands).

	June 30, 2026	June 30, 2025	June 30, 2024
Oil and natural gas properties
Property costs subject to amortization	$298,413	$272,496	$249,559
Less: Accumulated depletion, depreciation, and impairment	(151,446)	(130,248)	(109,874)
Oil and natural gas properties, net	$146,967	$142,248	$139,685

Costs incurred for oil and natural gas property acquisition, exploration, and development activities

The following table summarizes costs incurred and capitalized in oil and natural gas property acquisition, exploration, and development activities (in thousands). Property acquisition costs are those costs incurred to lease property, including both undeveloped leasehold, and the purchase of reserves in place. Exploration costs include costs of identifying areas that may warrant examination, examining specific areas that are considered to have prospects containing oil and natural gas reserves, costs of drilling exploratory wells, geologic and geophysical assessment costs, and carrying costs on undeveloped properties. Development costs are incurred to obtain access to proved reserves, including the cost of drilling. Development costs also include amounts incurred due to the recognition of asset retirement obligations of $0.4 million, $0.8 million, and $0.9 million during the years ended June 30, 2026, 2025, and 2024, respectively.

	For the Years Ended June 30,
	2026	2025	2024
Oil and Natural Gas Activities
Property acquisition costs:
Proved property	$19,043	$9,159	$39,153
Unproved property	3,804	—	—
Exploration costs	—	—	—
Development costs	6,163	13,778	13,357
Total costs incurred for oil and natural gas activities	$29,010	$22,937	$52,510

Estimated Net Quantities of Proved Oil and Natural Gas Reserves

The following estimates of net proved oil and natural gas reserves of the Company’s oil and natural gas properties located entirely within the United States are based on evaluations prepared by third-party reservoir engineers, Cawley, Gillespie and Associates, Inc. (“CG&A”) and DeGolyer & MacNaughton (“D&M”). Reserve volumes and values were determined under the method prescribed by the SEC for the fiscal years ended June 30, 2026, 2025 and 2024. SEC methodology requires the application of the previous 12-month unweighted arithmetic average first-day-of-the-month price, and current costs held constant throughout the projected reserve life, when estimating whether reserve quantities are economical to produce.

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

The person responsible for the preparation of the reserve report at CG&A is W. Todd Brooker, P.E., President. Mr. Brooker received a Bachelor of Science degree in Petroleum Engineering in 1989 from the University of Texas at Austin and is a registered Professional Engineer in the State of Texas (No. 83462). Mr. Brooker joined CG&A in 1992 and has over 30 years of experience in engineering and geological services. The person responsible for the preparation of the reserve report at D&M is Dr. Dilhan Ilk, P.E, Executive Vice President. Dr. Ilk received a Bachelor of Science degree in Petroleum Engineering in 2003 from Istanbul Technical University and a Master’s degree and Doctorate in Petroleum Engineering in 2005 and 2010, respectively, from Texas A&M University, and he has in excess of 16 years of experience in oil and natural gas reservoir studies and evaluations and is a licensed Professional Engineer in the state of Texas (No. 139334).

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

Estimated quantities of proved oil, natural gas, and NGL reserves and changes in quantities of proved developed and undeveloped reserves for each of the periods indicated are as follows:

			Natural Gas
	Crude Oil	Natural Gas	Liquids	Equivalent
	(MBbls)	(MMcf)	(MBbls)	(MBOE)
Proved developed and undeveloped reserves:
June 30, 2023	9,871	92,563	5,877	31,176
Revisions of previous estimates	(1,420)	(21,448)	56	(4,939)
Improved recovery, extensions and discoveries	3,149	5,089	805	4,803
Purchase of reserves in place	919	9,948	652	3,230
Production (sales volumes)	(709)	(8,243)	(402)	(2,485)
June 30, 2024	11,810	77,909	6,988	31,785
Revisions of previous estimates	(1,640)	(14,706)	(1,901)	(5,993)
Improved recovery, extensions and discoveries	799	282	55	901
Purchase of reserves in place	1,925	6,429	—	2,996
Production (sales volumes)	(766)	(8,409)	(414)	(2,582)
June 30, 2025	12,128	61,505	4,728	27,107
Revisions of previous estimates	(931)	12,913	(501)	719
Improved recovery, extensions and discoveries	99	1,083	110	390
Purchase of reserves in place	88	7,119	309	1,584
Production (sales volumes)	(759)	(8,428)	(419)	(2,583)
June 30, 2026	10,625	74,192	4,227	27,217

	MBOE
	Proved	Proved	Total
	Developed	Undeveloped	Proved
	Reserves	Reserves	Reserves
Proved developed and undeveloped reserves:
June 30, 2023	27,479	3,697	31,176
Revisions of previous estimates	(4,076)	(863)	(4,939)
Improved recovery, extensions and discoveries	293	4,510	4,803
Purchase of reserves in place	2,711	519	3,230
Transfers	118	(118)	—
Production (sales volumes)	(2,485)	—	(2,485)
June 30, 2024	24,040	7,745	31,785
Revisions of previous estimates	(2,446)	(3,547)	(5,993)
Improved recovery, extensions and discoveries	28	873	901
Purchase of reserves in place	2,996	—	2,996
Transfers	658	(658)	—
Production (sales volumes)	(2,582)	—	(2,582)
June 30, 2025	22,694	4,413	27,107
Revisions of previous estimates	855	(136)	719
Improved recovery, extensions and discoveries	227	163	390
Purchase of reserves in place	1,138	446	1,584
Transfers	50	(50)	—
Production (sales volumes)	(2,583)	—	(2,583)
June 30, 2026	22,381	4,836	27,217

For the fiscal year ended June 30, 2026, notable changes in proved reserves included the following:

●	Purchase of reserves in place. During the fiscal year ended 2026, the Company completed the Louisiana Minerals acquisitions and the SCOOP/STACK Minerals Acquisition. See Note 3, “Acquisitions and Divestitures” for more details.
●	Improved recovery, extensions and discoveries. During the fiscal year 2026, the Company added 0.4 MMBOE of proved reserves primarily associated with the addition of new wells and PUDs at SCOOP/STACK.
●	Revisions of previous estimates. Net Revisions in fiscal year 2026 totaled 0.7 MMBOE. Net positive natural gas revisions of 2.2 MMBOE were primarily associated with increases in natural gas prices. Net negative oil and NGL revisions of 1.4 MMBOE were primarily associated with a reduction in the economic life of certain oil fields due to increased costs.
●	Production. The company produced 2.6 MBOE during the year ended June 30, 2026.

For the fiscal year ended June 30, 2025, notable changes in proved reserves included the following:

●	Purchase of reserves in place. During the fiscal year ended 2025, the Company completed the TexMex Acquisition. See Note 3, “Acquisitions and Divestitures” for more details.
●	Improved recovery, extensions and discoveries. During the fiscal year 2025, the Company added 0.9 MMBOE of proved reserves primarily associated with the addition of new PUDs for acreage acquired at Chaveroo Field in fiscal 2025.
●	Revisions of previous estimates. Net Revisions in fiscal year 2025 totaled 6.0 MMBOE. Net negative oil revisions of 1.6 MMBOE were primarily associated with a 10.4% decline in SEC trailing 12-month pricing for oil from the prior fiscal year. Net negative natural gas and NGL revisions of 4.4 MMBOE were primarily associated with declines in price differentials received, specifically at Jonah Field, increases in lease operating costs at Barnett Shale, and drop-off of Williston Basin PUDs due to timing of future drilling plans. These metrics impacted the late-in-life economic limits of production.
●	Production. The company produced 2.6 MBOE during the year ended June 30, 2025.

For the fiscal year ended June 30, 2024, notable changes in proved reserves include the following:

●	Improved recovery, extensions and discoveries. During the fiscal year 2024, the Company added 4.8 MMBOE of proved reserves primarily associated with the addition of new PUDs at SCOOP/STACK, added subsequent to the acquisition date, for acreage acquired at Chaveroo Field, as well as, wells drilled and completed at Chaveroo Field in fiscal 2024.
●	Purchase of reserves in place. During the fiscal year ended 2024, the Company completed the SCOOP/STACK Acquisition. See Note 3, “Acquisitions and Divestitures” for more details.
●	Revisions of previous estimates. Net Revisions in fiscal year 2024 totaled 4.9 MMBOE primarily associated with the declines in SEC trailing 12-month pricing, especially for natural gas reserves where the price per MMBTU declined 51.5% from the prior year, as well as impacting the late-in-life economic limits of production.
●	Production. The company produced 2.5 MBOE during the year ended June 30, 2024.

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

The Standardized Measure of discounted future net cash flows related to proved oil and natural gas reserves as of June 30, 2026, 2025 and 2024 are as follows (in thousands):

	For the Years Ended June 30,
	2026	2025	2024
Future cash inflows	$1,073,387	$1,100,883	$1,250,176
Future production costs and severance taxes	(623,105)	(642,213)	(748,927)
Future development costs	(132,771)	(136,491)	(139,628)
Future income tax expenses	(51,555)	(50,071)	(61,742)
Future net cash flows	265,956	272,108	299,879
10% annual discount for estimated timing of cash flows	(109,533)	(116,885)	(133,278)
Standardized measure of discounted future net cash flows	$156,423	$155,223	$166,601

Future cash inflows represent expected revenues from production of period-end quantities of proved reserves based on the previous 12-month unweighted arithmetic average first-day-of-the-month commodity prices for each year and reflect adjustments for lease quality, transportation fees, energy content, and regional price differentials.

	For the Years Ended June 30,
NYMEX prices used in determining future cash flows:	2026	2025	2024
Oil (Bbl)	$72.93	$71.20	$79.45
Gas (MMBtu)	3.62	2.87	2.32

The NGL prices utilized for future cash inflows were based on historical differentials to WTI, where available.

A summary of the changes in the standardized measure of discounted future net cash flows applicable to proved oil, natural gas, and NGL reserves is as follows (in thousands):

	For the Years Ended June 30,
	2026	2025	2024
Balance, beginning of year	$155,223	$166,601	$238,177
Net changes in sales prices and production costs related to future production	(13,632)	(4,086)	(125,539)
Changes in estimated future development costs	788	(1,102)	1,081
Sales of oil, natural gas and NGLs produced, net of production costs	(36,005)	(36,502)	(37,604)
Net change due to extensions, discoveries, and improved recovery	5,784	6,793	52,014
Net change due to revisions in quantity estimates	6,286	(43,875)	(47,244)
Net change due to purchase of minerals in place	18,908	24,876	37,139
Development costs incurred during the period	191	9,516	933
Accretion of discount	18,567	20,289	30,121
Net change in discounted income taxes	(2,044)	5,841	26,743
Other	2,357	6,872	(9,220)
Balance, end of year	$156,423	$155,223	$166,601

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, an evaluation was conducted on the effectiveness of our internal control over financial reporting based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management concluded that we maintained effective internal control over financial reporting as of June 30, 2026.

Pursuant to the Securities and Exchange Commission’s rules, we are required, among other things, to establish and maintain internal control over financial reporting and have management assess the effectiveness of its internal control over financial reporting, but are not be required to have management’s assessment of the effectiveness of internal controls over financial reporting attested to and reported on by an independent auditor. As a result, the effectiveness of our internal control over financial reporting as of June 30, 2026 has not been audited by Baker Tilly US, LLP, the independent registered public accounting firm that also audited our financial statements.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2026 fiscal year.

Item 11.   Executive Compensation

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2026 fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2026 fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2026 fiscal year.

Item 14.   Principal Accountant Fees and Services

Incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the end of our 2026 fiscal year.

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
10.2

Amended and Restated Credit Agreement dated June 30, 2025 between Evolution Petroleum Corporation and MidFirst Bank (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed July 2, 2025)

10.2.1

Letter Agreement to the Credit Agreement dated March 7, 2025 between Evolution Petroleum and MidFirst Bank (incorporated by reference to Exhibit 10.2.13 of our Quarterly Report on Form 10-Q filed May 14, 2025)

10.2.2

Amendment to the Credit Agreement dated August 29, 2025, between Evolution Petroleum Corporation and MidFirst Bank (incorporated by reference to Exhibit 10.2.2 of our Annual Report on Form 10-K filed September 17, 2025)

10.2.3

Letter Agreement to the Credit Agreement dated November 28, 2025 between Evolution Petroleum Corporation and MidFirst Bank (incorporated by reference to Exhibit 10.2.2 of our Quarterly Report on Form 10-Q filed February 11, 2026)

10.2.4*	Letter Agreement to the Credit Agreement dated August 20, 2026 between Evolution Petroleum Corporation and MidFirst Bank
10.3

Settlement Agreement, dated June 24, 2016, by and among Denbury Onshore, LLC, Denbury Inc., NGS Sub Corp., Tertiaire Resources Company, and the Company (incorporated by reference to Exhibit 10.7 of our Annual Report on Form 10-K filed September 9, 2016)

10.5†	Employment Offer Letter to Ryan Stash dated October 9, 2020 (incorporated by reference to Exhibit 10.12 of our Annual Report on Form 10-K filed September 14, 2021)

EXHIBIT NUMBER	DESCRIPTION
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
10.11

Purchase and Sale Agreement, dated February 12, 2024, between Evolution Petroleum Corporation and Red Sky Resources III, LLC (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q filed May 8, 2024)

10.12

Purchase and Sale Agreement, dated February 12, 2024, between Evolution Petroleum Corporation and Red Sky Resources IV, LLC (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q filed May 8, 2024)

10.13

Purchase and Sale Agreement, dated February 12, 2024, between Evolution Petroleum Corporation and Coriolis Energy Partners I, LLC (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q filed May 8, 2024)

10.14

Sales Agreement, dated as of October 21, 2024, by and among the Company, Roth Capital Partners, LLC, Northland Securities Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed October 21, 2024)

10.15

Sales Agreement, dated as of February 11, 2026 by and among the Company, Roth Capital Partners, LLC, Northland Securities Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed February 11, 2026)

10.16

Underwriting Agreement dated August 18, 2026 by and among the Company and Roth Capital Partners, LLC as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed August 20, 2026)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 of our Annual Report on Form 10-K filed September 14, 2021)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of our Annual Report on Form 10-K filed September 17, 2025
21.1*	List of Subsidiaries of Evolution Petroleum Corporation
23.1*	Consent of Baker Tilly US, LLP
23.2*	Consent of Cawley, Gillespie and Associates, Inc.
23.3*	Consent of DeGolyer & MacNaughton
31.1*	Certification of Principal Executive Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EXHIBIT NUMBER	DESCRIPTION
31.2*	Certification of Principal Financial Officer Pursuant to Rule 15D-14 of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1*	The summary of Cawley, Gillespie and Associates, Inc.’s Report as of June 30, 2026, on oil and gas reserves (SEC Case) dated August 11, 2026
99.2*	The summary of DeGolyer and MacNaughton’s Report as of June 30, 2026, on oil and gas reserves (SEC Case) dated August 10, 2026
97	Incentive Compensation Recoupment Policy (incorporated by reference to Exhibit 97 of our Annual Report on Form 10-K filed September 13, 2023)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Attached hereto.

** Furnished herewith.

† Indicates management contract or compensatory plan or arrangement

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, Texas, on the date indicated.

Evolution Petroleum Corporation
Date: September 16, 2026	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

September 16, 2026	/s/ ROBERT S. HERLIN	Chairman of the Board
Robert S. Herlin
September 16, 2026	/s/ KELLY W. LOYD	President and Chief Executive
	Kelly W. Loyd	Officer (Principal Executive Officer) and Director
September 16, 2026	/s/ RYAN STASH	Senior Vice President, Chief Financial Officer and Treasurer (Principal
	Ryan Stash	Financial Officer)
September 16, 2026	/s/ KELLY M. BEATTY	Chief Accounting Officer (Principal
	Kelly M. Beatty	Accounting Officer)
September 16, 2026	/s/ EDWARD J. DIPAOLO	Lead Director
Edward J. DiPaolo
September 16, 2026	/s/ MYRA C. BIERRIA	Director
Myra C. Bierria

September 16, 2026	/s/ WILLIAM DOZIER	Director
William Dozier
September 16, 2026	/s/ MARJORIE A. HARGRAVE	Director
Marjorie A. Hargrave