Form 10-Q
period 2026-09-30
EVOLUTION PETROLEUM CORP
filed 2026-11-10
CIK 1006655

no

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

At November 6, 2026, 40,636,277 shares of the Registrant’s Common Stock, $0.001 par value per share, were outstanding.

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

Readers are cautioned against unduly relying on forward-looking statements which, by their nature, involve numerous assumptions and are subject to both known and unknown risks and uncertainties (many of which are beyond our control) that may cause actual events or results to differ materially and/or adversely from those expressed or implied, which include, but are not limited to, the following assumptions:

●	future commodity prices and basis differentials;
●	our ability to access credit facilities and use our shelf registration statement;
●	assumptions contained in our corporate guidance;
●	the availability of attractive commodity or financial hedges and the enforceability of risk management programs;
●	expectations that counterparties will fulfill their obligations pursuant to gathering, processing, transportation and marketing agreements;
●	access to adequate gathering, transportation, processing and storage facilities;
●	assumed tax, royalty and regulatory regimes;
●	expectations and projections made in light of, and generally consistent with, our historical experience and our perception of historical industry trends; and
●	the other assumptions contained herein.

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

When considering any forward-looking statement, the reader should keep in mind the risk factors that could cause our actual results to differ materially from those contained in any forward-looking statement. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include the timing and extent of changes in commodity prices for oil, natural gas and NGLs, third-party operating risks and other risk factors as described under the Risk Factors section of our previously filed Annual Report on Form 10-K for the fiscal year ended June 30, 2026, as well as the other disclosures contained herein, therein, and as also may be described from time to time in future reports we file with the Securities and Exchange Commission (“SEC”). Readers should also consider such information in conjunction with our condensed consolidated financial statements and related notes and Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. Readers are advised, however, to review any further disclosures we make on related subjects in our filings with the SEC.

Part I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except share and per share amounts)

	September 30, 2026	June 30, 2026
Assets
Current assets
Cash and cash equivalents	$3,131	$6,137
Receivables from crude oil, natural gas, and natural gas liquids revenues	11,471	10,089
Derivative contract assets	2,694	2,094
Prepaid expenses and other current assets	3,823	2,199
Total current assets	21,119	20,519
Property and equipment, net of depletion, depreciation, and impairment
Oil and natural gas properties — full-cost method of accounting:
Oil and natural gas properties, subject to amortization, net	151,502	146,967
Oil and natural gas properties, not subject to amortization	6,911	—
Other property and equipment, net	94	—
Total property and equipment, net	158,507	146,967

Other noncurrent assets
Derivative contract assets	292	478
Other assets, net	613	734
Total assets	$180,531	$168,698
Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$12,215	$13,817
Accrued liabilities and other	5,443	5,674
Derivative contract liabilities	6,991	2,865
Total current liabilities	24,649	22,356
Long term liabilities
Senior secured credit facility	60,000	56,500
Deferred income taxes	5,507	5,271
Asset retirement obligations	24,030	23,626
Derivative contract liabilities	532	190
Operating lease liability	332	351
Total liabilities	115,050	108,294
Commitments and contingencies (Note 10)
Stockholders' equity
Common stock; par value $0.001; 100,000,000 shares authorized: issued and outstanding 40,646,428 and 35,949,843 shares as of September 30, 2026
and June 30, 2026, respectively	41	36
Additional paid-in capital	67,553	54,611
Retained earnings (Accumulated deficit)	(2,113)	5,757
Total stockholders' equity	65,481	60,404
Total liabilities and stockholders' equity	$180,531	$168,698

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30,
	2026	2025
Revenues
Oil, natural gas, and natural gas liquids revenues:
Crude oil	$13,895	$12,872
Natural gas	5,476	5,900
Natural gas liquids	3,183	2,516
Total oil, natural gas, and natural gas liquids revenues	22,554	21,288
Other	19	—
Total revenues	22,573	21,288
Operating costs
Lease operating costs	12,360	13,087
Depletion, depreciation, and accretion	5,744	5,961
General and administrative expenses	2,608	2,325
Total operating costs	20,712	21,373
Income (loss) from operations	1,861	(85)
Other income (expense)
Net gain (loss) on derivative contracts	(5,365)	2,181
Interest and other income	12	10
Interest expense	(1,031)	(917)
Income (loss) before income taxes	(4,523)	1,189
Income tax (expense) benefit	1,531	(365)
Net income (loss)	$(2,992)	$824
Net income (loss) per common share:
Basic	$(0.08)	$0.02
Diluted	$(0.08)	$0.02
Weighted average number of common shares outstanding:
Basic	37,186	33,725
Diluted	37,186	33,977

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$(2,992)	$824
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation, and accretion	5,744	5,961
Stock-based compensation	538	537
Settlement of asset retirement obligations	(11)	(19)
Deferred income taxes	236	(386)
Unrealized (gain) loss on derivative contracts	4,054	(1,303)
Accrued settlements on derivative contracts	697	(385)
Amortization of debt issuance costs	58	39
Tenant improvement allowance	74	—
Other	(3)	(3)
Changes in operating assets and liabilities:
Receivables from crude oil, natural gas, and natural gas liquids revenues	(1,137)	2,555
Prepaid expenses and other current assets	(1,584)	1,202
Accounts payable, accrued liabilities and other	(2,386)	(1,272)
State and federal taxes payable	—	55
Net cash provided by operating activities	3,288	7,805
Cash flows from investing activities:
Acquisition of oil and natural gas properties	(16,284)	(16,867)
Proceeds from the sale of oil and natural gas properties	2	—
Capital expenditures for oil and natural gas properties	(920)	(3,819)
Capital expenditures for other property and equipment	(95)	—
Net cash used in investing activities	(17,297)	(20,686)
Cash flows from financing activities:
Common stock dividends paid	(4,878)	(4,157)
Common stock repurchases, including stock surrendered for tax withholding	(120)	(132)
Borrowings under senior secured credit facility	3,500	17,500
Repayments of senior secured credit facility	—	(2,000)
Debt issuance costs	(28)	(379)
Issuance of common stock	12,999	266
Offering costs	(470)	(10)
Net cash provided by financing activities	11,003	11,088
Net increase (decrease) in cash and cash equivalents	(3,006)	(1,793)
Cash and cash equivalents, beginning of period	6,137	2,507
Cash and cash equivalents, end of period	$3,131	$714

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions:
Increase (decrease) in accrued capital expenditures for oil and natural gas properties	$(427)	$(1,604)

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands)

				Retained
			Additional	Earnings		Total
	Common Stock		Paid-in	(Accumulated	Treasury	Stockholders'
	Shares	Par Value	Capital	Deficit)	Stock	Equity
For the Three Months Ended September 30, 2026
Balances at June 30, 2026	35,950	$36	$54,611	$5,757	$—	$60,404
Issuance of restricted common stock	474	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(120)	(120)
Retirements of treasury stock	(33)	—	(120)	—	120	—
Issuance of common stock	4,255	4	12,995	—	—	12,999
Offering costs	—	—	(470)	—	—	(470)
Stock-based compensation	—	—	538	—	—	538
Net income (loss)	—	—	—	(2,992)	—	(2,992)
Common stock dividends paid	—	—	—	(4,878)	—	(4,878)
Balances at September 30, 2026	40,646	$41	$67,553	$(2,113)	$—	$65,481

For the Three Months Ended September 30, 2025
Balances at June 30, 2025	34,337	$34	$46,650	$25,129	$—	$71,813
Issuance of restricted common stock	280	1	(1)	—	—	—
Common stock repurchases, including stock surrendered for tax withholding	—	—	—	—	(132)	(132)
Retirements of treasury stock	(26)	—	(132)	—	132	—
Issuance of common stock	57	—	266	—	—	266
Offering costs	—	—	(20)	—	—	(20)
Stock-based compensation	—	—	537	—	—	537
Net income (loss)	—	—	—	824	—	824
Common stock dividends paid	—	—	—	(4,157)	—	(4,157)
Balances at September 30, 2025	34,648	$35	$47,300	$21,796	$—	$69,131

See accompanying notes to unaudited condensed consolidated financial statements.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Financial Statement Presentation

Nature of Operations.   Evolution Petroleum Corporation (“Evolution,” and together with its consolidated subsidiaries, the “Company”) is an independent energy company focused on acquiring and developing long-lived oil and natural gas properties in the United States. The Company’s diversified portfolio consists primarily of non-operated working interest and mineral and royalty interests across several leading producing basins. The Company’s non-operated model allows it to invest alongside experienced operators, participate in a broad range of development opportunities and maintain flexibility in the timing and allocation of capital. The Company’s mineral and royalty interests provide additional exposure to production and future development, generally without associated lifting expenses or drilling and completions costs.

The geographic, commodity, operator and ownership diversity of the Company’s asset base reduces its reliance on any single property, basin or development program. It also provides multiple avenues for allocating capital, including acquiring producing working and mineral interests, participating in and benefiting from attractive operator-led projects and pursuing development opportunities within our existing assets.

The Company seeks to maximize total shareholder value through disciplined acquisitions, selective participation in attractive development projects, a conservative balance sheet and the return of capital to shareholders.

The Company’s oil and natural gas properties consist of non-operated working interests and mineral and royalty interests in the following areas: the Midland Basin in the Permian Basin in Texas; the Haynesville/Bossier Shale in Louisiana; the SCOOP and STACK plays of the Anadarko Basin located in central Oklahoma; the Chaveroo Field in Chaves and Roosevelt Counties of New Mexico; the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field located in Hot Springs County, Wyoming, a secondary oil recovery field utilizing water injection wells to pressurize the reservoir; the Delhi Holt-Bryant Unit in the Delhi Field in Northeast Louisiana, a CO2 enhanced oil recovery project; and the TexMex interests located in New Mexico and Texas.

Interim Financial Statements.   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the appropriate rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial position and results of operations for the interim periods presented have been included. The interim financial information and notes hereto should be read in conjunction with the Company’s 2026 Annual Report on Form 10-K for the fiscal year ended June 30, 2026, as filed with the SEC on September 16, 2026. The results of operations for interim periods are not necessarily indicative of results to be expected for a full fiscal year. The Company has evaluated events and transactions through the date of issuance of these unaudited condensed consolidated financial statements.

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

Risks and Uncertainties. The Company’s oil and natural gas interests are operated by third-party operators and involve other third-party working interest owners. As a result, the Company has limited ability to influence the operation or future development of such properties. However, the Company proactively works with its third-party operators to review the management of capital expenditures for its non-operated working interest.

Oil and Natural Gas Properties.   The Company uses the full-cost method of accounting for its investments in oil and natural gas properties. Under this method of accounting, all costs incurred in the acquisition, exploration and

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

development of oil and natural gas properties, including unproductive wells, are capitalized. This includes any internal costs that are directly related to property acquisition, exploration, and development activities but does not include any costs related to production, general corporate overhead, or similar activities. Oil and natural gas properties include costs that are excluded from the full-cost pool and depletion and amortization, which represent investments in unproved and unevaluated properties and include non-producing leasehold, geologic and geophysical costs associated with leasehold or drilling interests, and exploration drilling costs. These costs are excluded until the project is evaluated and proved reserves are established or impairment is determined. As of September 30, 2026, approximately $6.9 million of oil and natural gas property costs were excluded from the full-cost pool and not subject to depletion or amortization.

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

Recently Issued Accounting Pronouncements

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). ASU 2025-05 permits companies to apply a practical expedient which assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when developing estimates for credit losses for accounts receivable and contract assets under Topic 606, Revenue from Contracts with Customers. ASU 2025-05 is effective prospectively for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company adopted ASU 2025-05 prospectively, effective July 1, 2026. The adoption did not have a material impact on the Company’s financial position, results of operations, cash flow, or disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 increases the transparency of expense information presented in the statement of operations through disclosures of expanded disaggregation of relevant expense captions, including purchases of inventory, employee

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Revenue Recognition

The Company’s revenues are primarily generated from its crude oil, natural gas and NGL production from the Midland Basin in the Permian Basin in Texas; the Haynesville/Bossier Shale in Louisiana; the SCOOP and STACK plays in central Oklahoma; the Chaveroo Field in Chaves and Roosevelt Counties of New Mexico; the Jonah Field in Sublette County, Wyoming; the Williston Basin in North Dakota; the Barnett Shale located in North Texas; the Hamilton Dome Field in Wyoming; the Delhi Field in Northeast Louisiana; and the TexMex interests located in New Mexico and Texas. The following table disaggregates the Company’s revenues by major product for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended
	September 30,
	2026	2025
Revenues
Oil, natural gas, and natural gas liquids revenues:
Crude oil	$13,895	$12,872
Natural gas	5,476	5,900
Natural gas liquids	3,183	2,516
Total oil, natural gas, and natural gas liquids revenues	22,554	21,288
Other (1)	19	—
Total revenues	$22,573	$21,288
(1)	Other revenues represent lease bonus revenue received.

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3. Acquisitions and Divestitures

Purchase of Permian Minerals

On August 20, 2026, the Company completed the acquisition of mineral and royalty interests in the core Midland Basin of the Permian Basin from a non-affiliated private seller for a total purchase price of $16.0 million (the “Permian Minerals Acquisition”), subject to customary post-closing adjustments. The Permian Minerals Acquisition has an effective date of August 1, 2026. The Company accounted for the transaction as an asset acquisition, allocating $8.0 million of the purchase price to proved oil and natural gas properties, subject to amortization, and $8.0 million to unproved properties. The Company funded the purchase price for the Permian Minerals Acquisition with a combination of net proceeds from its concurrent public equity offering and $3.2 million in borrowings under its Senior Secured Credit Facility. The acquired assets include approximately 3,420 net royalty acres across Reagan, Martin, Midland, Glasscock, and Upton Counties, Texas.

Purchase of Louisiana Minerals

From December 2025 through June 2026, the Company acquired mineral and royalty interests in multiple parishes across Louisiana from various private sellers for an aggregate cash consideration totaling $6.2 million, including capitalized direct transaction costs. During the three months ended September 30, 2026, the Company acquired additional Louisiana mineral and royalty interests for approximately $0.3 million. The mineral acreage in Louisiana primarily consists of proved undeveloped acreage targeting the Bossier/Haynesville Shales and is currently being actively developed by operators in the area. These acquisitions were each considered asset acquisitions and funded with cash on hand and sales from the Company’s ATM Sales Agreements.

SCOOP/STACK Minerals Transactions

On August 4, 2025, the Company completed the acquisition of certain mineral and royalty interests in the SCOOP and STACK plays in Oklahoma from a non-affiliated private seller (the “SCOOP/STACK Minerals Acquisition”) in a cash transaction valued at approximately $16.3 million, including customary post-closing adjustments of $0.8 million. The SCOOP/STACK Minerals Acquisition had an effective date of May 1, 2025. The Company accounted for the transaction as an asset acquisition. The Company funded the purchase price for the SCOOP/STACK Minerals Acquisition with a combination of $15.0 million in borrowings under its Senior Secured Credit Facility and cash on hand. The acquired assets include an average royalty interest of 0.6% across approximately 5,500 net royalty acres located primarily in Grady and Canadian Counties, Oklahoma.

On June 30, 2026, the Company completed the divestiture of a portion of its non-core, non-producing net mineral acres in the SCOOP/STACK with a private buyer. The total sale price for the acreage was approximately $3.0 million, before customary post-closing adjustments.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Property and Equipment

Property and equipment consisted of the following for the periods presented (in thousands):

	September 30, 2026	June 30, 2026
Oil and natural gas properties
Property costs subject to amortization	$308,286	$298,413
Property costs not subject to amortization	6,911	—
Less: Accumulated depletion, depreciation, and impairment	(156,784)	(151,446)
Oil and natural gas properties, net	$158,413	$146,967
Other property and equipment
Furniture, fixtures, leasehold improvements and office equipment, at cost	$243	$148
Less: Accumulated depreciation	(149)	(148)
Other property and equipment, net	$94	$—

As of September 30, 2026, $6.9 million of oil and natural gas property costs were not subject to amortization. These costs related to mineral and royalty interests acquired as part of the Company’s Permian Minerals Acquisition described in Note 3, “Acquisitions and Divestitures” above. The mineral and royalty interests include approximately 1,400 net royalty acres for unproved locations. Property costs identified at the Permian Minerals Acquisition associated with proved reserves were recorded to evaluated oil and natural gas properties and subject to amortization. Each quarter end, as proved oil and natural gas reserves are added, the Company transfers associated property costs from unevaluated properties to evaluated properties. During the three months ended September 30, 2026, the Company transferred approximately $1.1 million of property costs to evaluated properties.

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

Depletion on oil and natural gas properties was $5.3 million and $5.6 million for the three months ended September 30, 2026 and 2025, respectively. During the three months ended September 30, 2026 and 2025, the Company incurred development capital expenditures of $0.7 million and $1.9 million, respectively.

At September 30, 2026, the ceiling test value of the Company’s reserves was calculated based on the first-day-of-the-month average for the 12-months ended September 30, 2026 of the West Texas Intermediate (“WTI”) crude oil spot price of $76.93 per barrel and Henry Hub natural gas spot price of $3.60 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $28.93, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at September 30, 2026 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, subject to amortization, and, as a result, no write-down was applicable.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2025, the ceiling test value of the Company’s reserves was calculated based on the first-day-of the month average for the 12-months ended September 30, 2025 of the WTI crude oil spot price of $68.07 per barrel and Henry Hub natural gas spot price of $3.11 per MMBtu, adjusted by market differentials by field. The net price per barrel of NGLs was $23.89, which was based on historical differentials to WTI as NGLs do not have any single comparable reference index price. Using these prices, at September 30, 2025 the cost center ceiling was higher than the capitalized costs of oil and natural gas properties, subject to amortization, and, as a result, no write-down was applicable.

Note 5. Senior Secured Credit Facility

On April 11, 2016, the Company entered into a senior secured reserve-based credit facility with MidFirst Bank in an amount up to $50.0 million. On June 30, 2025, the Company entered into a syndicated amended and restated senior secured reserve-based credit facility (the “Senior Secured Credit Facility”) with MidFirst Bank, as administrative agent for the lenders party thereto, in an amount up to $200.0 million with an interim borrowing base of $73.0 million as of September 30, 2026, maturing on June 30, 2028. On October 20, 2026, the borrowing base was redetermined at $70.0 million in accordance with the semi-annual redetermination as provided in the credit agreement. The borrowing base will be redetermined semiannually, with the lenders and the Company each having the right to one interim unscheduled redetermination between any two consecutive semi-annual redeterminations. The borrowing base takes into account the estimated value of the Company’s oil and natural gas properties, proved reserves, total indebtedness, and other relevant factors consistent with customary oil and natural gas lending criteria. The Senior Secured Credit Facility carries a commitment fee of 0.25% per annum on the undrawn portion of the borrowing base. Any borrowings under the Senior Secured Credit Facility will bear interest, at the Company’s option, at either (i) the Secured Overnight Financing Rate (“SOFR”), subject to a minimum SOFR of 3.25%, plus a credit spread adjustment of 0.05%, or (ii) the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.00%, plus, in either case of (i) or (ii), an applicable margin of 2.75%.

The Company may elect, at its option, to prepay any borrowings outstanding under the Senior Secured Credit Facility without premium or penalty. Amounts outstanding under the Senior Secured Credit Facility are guaranteed by the Company’s direct and indirect subsidiaries and secured by a security interest in substantially all of the properties of the Company and its subsidiaries. Borrowings under the Senior Secured Credit Facility may be used for the acquisition and for the drilling and development of oil and natural gas properties, investments in cash flow generating properties complementary to the production of oil and natural gas, and for letters of credit or other general corporate purposes.

The Senior Secured Credit Facility contains certain events of default, including non-payment; breaches of representation and warranties; non-compliance with covenants; cross-defaults to material indebtedness; voluntary or involuntary bankruptcy; judgments and change in control. The Senior Secured Credit Facility also contains financial covenants including a requirement that the Company maintain, as of the last day of each fiscal quarter, (i) a maximum total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains hedging requirements that apply when utilization is greater than 25% of (x) the Margined Collateral Value, as defined under the Senior Secured Credit Facility, at any time when the leverage ratio is less than 2.25 to 1.00, or (y) the borrowing base, at any time when the leverage ratio is greater than or equal to 2.25 to 1.00. As of September 30, 2026, the Company had $60.0 million borrowings outstanding and $0.8 million in letters of credit outstanding under its Senior Secured Credit Facility, resulting in $12.2 million of available borrowing capacity. For the three months ended September 30, 2026 and 2025, the weighted average interest rate on borrowings under the Senior Secured Credit Facility was 6.48% and 7.12%, respectively.

On August 20, 2026, the Company entered into a letter agreement with MidFirst Bank pursuant to which the borrowing base on its Senior Secured Credit Facility was temporarily increased from $65.0 million to $73.0 million from August 20, 2026 until October 20, 2026 to provide additional capacity for the Permian Minerals Acquisition. On October 20, 2026, under the terms of the Senior Credit Facility, the borrowing base was redetermined at $70.0 million based on the semi-annual review of all of the Company’s properties.

As of September 30, 2026, the Company was in compliance with all covenants under the Senior Secured Credit Facility.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company capitalizes certain direct costs associated with its Senior Secured Credit Facility and amortizes these costs over the life of the facility. For the three months ended September 30, 2026, the Company amortized less than $0.1 million and capitalized less than $0.1 million of debt issuance costs in conjunction with letter agreement to the Senior Secured Credit Facility. The debt issuance costs are presented in “Other assets, net” on the unaudited condensed consolidated balance sheets.

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

For the three months ended September 30, 2026, the Company recognized an income tax benefit of $1.5 million and had an effective tax rate of 33.8% compared to income tax expense of $0.4 million and an effective tax rate of 30.7% for the three months ended September 30, 2025. The Company evaluates its tax provision on a quarterly basis and adjusts its effective tax rate given changes in facts and circumstances expected in the future.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (“OBBBA”). The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act of 2017, including 100% bonus depreciation and the business interest expense limitation, as well as other provisions. The Company’s consolidated financial statements for the three months ended September 30, 2025, include the OBBBA’s effect for the period beginning July 1, 2025, through September 30, 2025. Some of the provisions in the OBBBA were effective for periods before July 1, 2025, and thus when the Company filed its June 30, 2025 tax return on April 15, 2026, the Company was able to reduce its fiscal year tax liability and defer current cash taxes owed, due to the 100% bonus depreciation allowed in the OBBBA. The tax effects related to fiscal year 2025 were recorded in the financial statements as a return to provision adjustment during the quarter ended March 31, 2026, once the effects were identified and quantifiable.

The Company’s effective tax rate will typically differ from the statutory federal rate as a result of state income taxes, primarily in the states of Louisiana, North Dakota, and Texas, due to percentage depletion in excess of basis, and other permanent differences, including federal tax credits expected from production on marginal natural gas wells. For both periods, the respective statutory federal tax rate was 21%.

Deferred income taxes primarily represent the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Note 7. Derivatives

The Company is exposed to certain risks relating to its ongoing business operations, including commodity price risk and interest rate risk. In accordance with the Company’s strategy and the requirements under the Senior Secured Credit Facility (as discussed in Note 5, “Senior Secured Credit Facility”), it may hedge or may be required to hedge a varying portion of anticipated oil and natural gas production for future periods. Derivatives are carried at fair value on the unaudited condensed consolidated balance sheets as assets or liabilities as of each reporting date with the changes in the fair value included in the unaudited condensed consolidated statements of operations for the period in which the change

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

occurs. The Company’s hedge strategies and objectives may change significantly as its operational profile changes or as required under the Senior Secured Credit Facility. The Company does not enter into derivative contracts for speculative trading purposes.

It is the Company’s policy to enter into derivative contracts only with counterparties that are creditworthy financial or commodity hedging institutions deemed by management as competent and competitive market makers. As of September 30, 2026, the Company did not post collateral under any of its derivative contracts during the periods in which contracts were open as they were secured under the Company’s Senior Secured Credit Facility.

When the Company utilizes commodity derivative contracts, it expects to enter into deferred premium puts, costless put/call collars including two-way and three-way collars, fixed-price swaps, and/or basis swaps to hedge a portion of its anticipated future production. A two-way costless collar consists of a sold call, which establishes a maximum price the Company will receive for the volumes under contract, and a purchased put that establishes a minimum price. Three-way collars are designed to establish a minimum price (floor), unless the market price falls below the sold put (sub-floor), at which point the minimum price would be the index price plus the difference between the purchased put and the sold put strike price. The sold call establishes a maximum price (ceiling) for the volumes under contract. Fixed-price swaps are designed so that the Company receives or makes payments based on a differential between fixed and variable prices for the volumes under contract. Basis swaps effectively lock in a price differential between regional prices (i.e., Inside FERC’s Northwest Pipeline Corp Rocky Mountains) where the product is sold and the relevant pricing index under which the natural gas production is hedged (i.e., NYMEX Henry Hub). The Company may, from time to time, restructure existing derivative contracts or enter into new transactions to effectively modify the terms of current contracts in order to improve the pricing parameters in existing contracts. The Company has elected not to designate its open derivative contracts for hedge accounting. The significant increase in forward commodity prices as of September 30, 2026, as compared to June 30, 2026, resulted in an unrealized loss on the mark-to-market of our hedges. Accordingly, at each reporting date, the Company records the net change in the mark-to-market valuation of the derivative contracts and all payments and receipts on settled derivative contracts in “Net gain (loss) on derivative contracts” on the unaudited condensed consolidated statements of operations.

All derivative contracts are recorded at fair market value in accordance with ASC 815, Derivatives and Hedging (“ASC 815”) and ASC 820, Fair Value Measurement (“ASC 820”) and included in the unaudited condensed consolidated balance sheets as assets or liabilities. The “Derivative contract assets” and “Derivative contract liabilities” represent the difference between the market commodity prices and the hedged prices for the remaining volumes of production hedges as of September 30, 2026 and June 30, 2026 (the “mark-to-market valuation”).

The following table summarizes the location and fair value amounts of all derivative contracts in the unaudited condensed consolidated balance sheets as of September 30, 2026 and June 30, 2026 (in thousands):

Derivatives not designated
as hedging contracts	Balance sheet	Derivative Contract Assets		Balance sheet	Derivative Contract Liabilities
under ASC 815	location	September 30, 2026	June 30, 2026	location	September 30, 2026	June 30, 2026
Commodity contracts	Current assets - derivative contract assets	$2,694	$2,094	Current liabilities - derivative contract liabilities	$6,991	$2,865
Commodity contracts	Other noncurrent assets - derivative contract assets	292	478	Long term liabilities - derivative contract liabilities	532	190
Total derivatives not designated as hedging contracts under ASC 815		$2,986	$2,572		$7,523	$3,055

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the location and amounts of the Company’s realized and unrealized gains and losses on derivative contracts in the Company’s unaudited condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025 (in thousands). “Realized gain (loss) on derivative contracts” represents all receipts (payments) on derivative contracts settled during the period. “Unrealized gain (loss) on derivative contracts” represents the net change in the mark-to-market valuation of the derivative contracts.

Derivatives not designated	Location of gain (loss)	Three Months Ended
as hedging contracts	recognized in income on	September 30,
under ASC 815	derivative contracts	2026	2025
Commodity contracts:
Realized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	$(1,311)	$878
Unrealized gain (loss) on derivative contracts	Other income and expenses - net gain (loss) on derivative contracts	(4,054)	1,303
Total net gain (loss) on derivative contracts		$(5,365)	$2,181

As of September 30, 2026, the Company had the following open crude oil and natural gas derivative contracts:

			Volumes in	Weighted Average Price per MMBTU/BBL
Period	Commodity	Instrument	MMBTU/BBL	Swap	Sub Floor	Floor	Ceiling
January 2027 - December 2027	Crude Oil	Fixed-Price Swap	199,662	$68.43
October 2026 - December 2026	Crude Oil	Two-Way Collar	72,862			$68.01	$79.45
January 2027 - December 2027	Crude Oil	Two-Way Collar	273,839			62.28	74.57
October 2026 - December 2026	Crude Oil	Three-Way Collar	60,861		$50.00	58.71	70.35
October 2026 - December 2026	Natural Gas	Fixed-Price Swap	862,862	3.63
January 2027 - December 2027	Natural Gas	Fixed-Price Swap	2,417,182	3.38
January 2027 - March 2028	Natural Gas	Fixed-Price Swap	393,933	4.01
October 2026 - December 2026	Natural Gas	Two-Way Collar	577,171			3.63	4.79
January 2027 - September 2027	Natural Gas	Two-Way Collar	1,792,568			3.10	4.50

The Company presents the fair value of its derivative contracts at the gross amounts in the unaudited condensed consolidated balance sheets. The following table shows the potential effects of master netting arrangements on the fair value of the Company’s derivative contracts for the periods presented (in thousands):

	Derivative Contracts Assets		Derivative Contracts Liabilities
Offsetting of Derivative Assets and Liabilities	September 30, 2026	June 30, 2026	September 30, 2026	June 30, 2026
Gross amounts presented in the Consolidated Balance Sheet	$2,986	$2,572	$7,523	$3,055
Amounts not offset in the Consolidated Balance Sheet	(2,732)	(1,914)	(2,732)	(1,914)
Net amount	$254	$658	$4,791	$1,141

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$2,986	$—	$2,986

Liabilities
Derivative contract liabilities	$—	$7,523	$—	$7,523

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets
Derivative contract assets	$—	$2,572	$—	$2,572

Liabilities
Derivative contract liabilities	$—	$3,055	$—	$3,055

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following is a reconciliation of the activity related to the Company’s ARO liability (inclusive of the current portion) for the period ended September 30, 2026 (in thousands):

September 30, 2026
Asset retirement obligations — beginning of period	$23,824
Accretion of discount	404
Asset retirement obligations — end of period	24,228
Less: current asset retirement obligations	(198)
Long-term portion of asset retirement obligations	$24,030

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

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Stockholders’ Equity

Common Stock

At September 30, 2026, the Company had 40,646,428 shares of common stock outstanding.

The Company began paying quarterly cash dividends on common stock in December 2013. As of September 30, 2026, the Company has cumulatively paid over $156.6 million in cash dividends. The Company paid dividends of $4.9 million and $4.2 million to its common stockholders during the three months ended September 30, 2026 and 2025, respectively.

The following table reflects the dividends paid per share within the respective three-month periods:

	Fiscal Year
	2027	2026
First fiscal quarter	$0.120	$0.120

On August 20, 2026, the Company completed a public offering of approximately 4.3 million shares of its common stock, at an offering price of $3.25 per share (the “Offering”). The Company received net proceeds of approximately $12.5 million from the Offering, after deducting underwriting discounts and commissions and offering costs. Net proceeds from the Offering, together with borrowings under its Senior Secured Credit Facility and cash on hand, were used to fund the Permian Minerals Acquisition. See Note 3, “Acquisitions and Divestitures,” for further details.

On October 21, 2024, the Company entered into an At-the-Market (“ATM”) equity Sales Agreement with Roth Capital Partners, LLC (the “Lead Agent”), Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which the Company may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal to facilitate acquisitions and other general corporate purposes. On February 11, 2026, the Company executed a new ATM equity Sales Agreement, substantially consistent with the original October 2024 agreement (the “ATM Sales Agreements”) restoring the $30.0 million common stock sales capacity. The Company did not sell any shares of common stock under the ATM Sales Agreements during the three months ended September 30, 2026. During the three months ended September 30, 2025, the Company sold a total of approximately 57 thousand shares of its common stock under the ATM Sales Agreements for net proceeds of approximately $246 thousand, net of $20 thousand of offering costs.  Net proceeds from the sales of common stock are for general corporate purposes.

During the three months ended September 30, 2026 and 2025, the Company acquired treasury stock upon the ordinary course of scheduled vestings of employee stock-based awards to fund payroll tax withholding obligations. These treasury shares were subsequently cancelled. Such shares were valued at fair market value on the date of vesting.

The following table summarizes all treasury stock purchases during the periods presented (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2026	2025
Number of treasury shares acquired	33	26
Average cost per share	$3.69	$5.16
Total cost of treasury shares acquired	$120	$132

Expected Tax Treatment of Dividends

For the fiscal year ended June 30, 2026, all common stock dividends for that fiscal year were treated for tax purposes as qualified dividend income to the recipients. Based on its current projections for the fiscal year ended June 30, 2027, the Company expects all common stock dividends for such period to be treated as qualified dividend income to the recipients. Such projections are based on the Company’s reasonable expectations as of September 30, 2026 and are subject to change based on the Company’s final tax calculations at the end of the fiscal year.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Incentive Plan

The Evolution Petroleum Corporation 2016 Equity Incentive Plan (as amended the “2016 Plan”) authorizes the issuance of 3.6 million shares of common stock prior to its expiration on December 8, 2026. On December 5, 2024 shareholders approved and adopted the amendment and restatement of the 2016 Plan (hereinafter the “Amended and Restated Plan”), which increased the shares authorized for issuance under the 2016 Plan by 2.1 million shares to a maximum of 5.7 million shares. The duration of the Amended and Restated Plan is indefinite, provided that no new awards shall be made under the Amended and Restated Plan on or after the tenth anniversary of the date the stockholders approved the Amended and Restated Plan. Incentives under the Amended and Restated Plan may be granted to employees, directors, and consultants of the Company in any one or a combination of the following forms: incentive stock options, non-qualified stock options, stock appreciation rights, restricted awards, and performance share awards. As of September 30, 2026 and June 30, 2026, approximately 1.4 million shares and 2.1 million shares, respectively, remained available for grant under the Amended and Restated Plan.

The Company estimates the fair value of stock-based compensation awards on the grant date to provide the basis for future compensation expense. During each of the three months ended September 30, 2026 and 2025, the Company recognized $0.5 million, related to stock-based compensation. Stock-based compensation expense is recorded as a component of “General and administrative expenses” on the unaudited condensed consolidated statements of operations.

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

During the three months ended September 30, 2026, the Company granted a total of 0.7 million equity awards that included 0.24 million time-vested restricted stock awards, 0.24 million performance-based restricted stock awards, and 0.24 million of performance-based contingent stock units.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended September 30, 2025, the Company granted a total of 0.3 million equity awards that included 0.1 million time-vested restricted stock awards and 0.2 million performance-based restricted stock awards.

For performance-based awards granted during the three months ended September 30, 2026 and 2025, the assumptions used in the Monte Carlo simulation valuations were as follows:

	Three Months Ended
	September 30,
	2026	2025
Weighted average fair value of performance-based awards granted	$1.41	$4.36
Risk-free interest rate	4.75%	3.55%
Expected term in years	2.79	2.78
Expected volatility	38.6%	40.6%
Dividend yield	13.0%	8.8%

Unvested restricted stock awards as of September 30, 2026 consisted of the following:

		Weighted
	Number of	Average
	Restricted	Grant-Date
Award Type	Shares	Fair Value
Time-vested awards	499,960	$4.48
Performance-based awards	611,108	3.83
Unvested at September 30, 2026	1,111,068	$4.12

The following table sets forth the restricted stock award transactions for the three months ended September 30, 2026:

				Weighted
		Weighted	Unamortized	Average
	Number of	Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Shares	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2026	723,506	$4.96	$1,889	1.4
Time-vested shares granted	237,103	3.69
Performance-based shares granted	237,099	2.62
Vested	(86,640)	5.83
Unvested at September 30, 2026	1,111,068	$4.12	$2,883	2.1

The following table sets forth contingent restricted stock unit transactions for the three months ended September 30, 2026:

				Weighted
			Unamortized	Average
	Number of	Weighted Average	Compensation	Remaining
	Restricted	Grant-Date	Expense	Amortization
	Stock Units	Fair Value	(In thousands)	Period (Years)
Unvested at June 30, 2026	140,479	$2.67	$134	1.0
Performance-based awards granted	237,103	0.21
Unvested at September 30, 2026	377,582	$1.13	$149	1.4

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Earnings (Loss) per Common Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share, reflecting the application of the two-class method (in thousands, except per share amounts):

	Three Months Ended
	September 30,
	2026	2025
Numerator
Net income (loss)	$(2,992)	$824
Undistributed earnings allocated to unvested restricted stock	(92)	(82)
Net income (loss) for earnings per share calculation	$(3,084)	$742

Denominator
Weighted average number of common shares outstanding — Basic	37,186	33,725
Effect of dilutive securities:
Unvested restricted stock awards	—	162
Unvested contingent restricted stock units	—	90
Weighted average number of common shares and dilutive potential common shares used in diluted earnings per share	37,186	33,977

Net income (loss) per common share — Basic	$(0.08)	$0.02
Net income (loss) per common share — Diluted	$(0.08)	$0.02

Unvested restricted stock awards, totaling 0.8 million for the three months ended September 30, 2026, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive due to the net losses.

Unvested restricted stock awards, totaling 0.1 million for the three months ended September 30, 2025, were not included in the computation of diluted earnings per common share because the effect would have been anti-dilutive.

In addition, unvested performance-based restricted stock awards and unvested contingent restricted stock units that would not meet the performance criteria as of the period end are excluded from the computation of diluted earnings per common share.

Note 13. Leases

The table below summarized the Company’s leases for the three months ended September 30, 2026 and 2025 (in thousands, except years and discount rate):

	Three Months Ended September 30,
	2026	2025
Statements of Operations:
Operating lease costs	$23	$22
Variable lease costs	16	10
Total lease costs	$39	$32

Statements of Cash Flow:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24	$25

Other:
ROU assets obtained in exchange for new operating lease liabilities	$—	$—
Weighted average remaining lease term in years	4.75	0.41
Weighted average discount rate	6.09%	7.40%

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Company’s ROU assets and lease liabilities (in thousands):

	September 30, 2026	June 30, 2026
Balance Sheets:
Operating lease ROU asset (included in other assets, net)	$324	$414
Accrued liabilities and other - current	95	95
Operating lease liability - long-term	332	351

As of September 30, 2026, the future minimum lease payments associated with the Company’s non-cancellable operating lease for office space are as follows (in thousands):

Fiscal Year	September 30, 2026
Remaining in 2027	$73
2028	100
2029	103
2030	107
2031	110
Thereafter	—
Total operating lease payments	493
Less: discount to present value	66
Total operating lease liabilities	427
Less: current operating lease liabilities	95
Noncurrent operating lease liabilities	$332

Note 14. Additional Financial Statement Information

Certain amounts on the unaudited condensed consolidated balance sheets are comprised of the following (in thousands):

	September 30, 2026	June 30, 2026
Prepaid expenses and other current assets:
State and federal taxes receivable	$2,570	$906
Other receivables	200	161
Prepaid insurance	579	750
Prepaid federal and state income taxes	109	59
Advances to operators	71	14
Prepaid other	294	309
Total prepaid expenses and other current assets	$3,823	$2,199

Other assets:
Deposit	$8	$8
Debt issuance costs, net	281	312
Right of use asset under operating lease	324	414
Total other assets, net	$613	$734

Accrued liabilities and other:
Accrued payables	$2,718	$3,074
Accrued incentive and other compensation	546	723
Accrued royalties payable(1)	460	257
Accrued taxes other than federal and state income tax	537	540
Accrued settlements on derivative contracts	867	769
Operating lease liability	95	95
Asset retirement obligations due within one year	198	198
Accrued interest and other	22	18
Total accrued liabilities and other	$5,443	$5,674

(1)	Accrued royalties payable relate to royalty and owner payments in the Jonah Field as the Company takes its natural gas and NGL working interest production in-kind. See Note 2, “Revenue Recognition” for a further discussion.

EVOLUTION PETROLEUM CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Subsequent Events

Dividend Declaration

On November 9, 2026, the Company declared a quarterly cash dividend of $0.120 per share of common stock to shareholders of record on December 15, 2026 and payable on December 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commonly Used Terms

“Current quarter” refers to the three months ended September 30, 2026, our first quarter of fiscal year 2027.

“Year-ago quarter” refers to the three months ended September 30, 2025, our first quarter of fiscal year 2026.

Executive Overview

General

Evolution Petroleum Corporation is an independent energy company focused on acquiring and developing long-lived oil and natural gas properties in the United States. Our diversified portfolio consists primarily of non-operated working interests and mineral and royalty interests across several leading producing basins.

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

Our oil and natural gas properties consist primarily of non-operated working and mineral interests in the following areas:

●	Our mineral and royalty interests in the Midland Basin of the Permian Basin, consist of a mix of proved producing wells, drilled but not yet producing wells, and undeveloped acreage with an approximate average 0.3% net royalty interest. Our mineral and royalty interest span across 3,420 net royalty acres in Glasscock, Martin, Midland, Reagan and Upton Counties, Texas.
●	Our mineral and royalty interest in the Haynesville/Bossier Shale, consists of a mix of natural gas producing wells, drilled but not yet producing wells, and proved undeveloped acreage with an approximate average 0.2% net royalty interest. Our mineral and royalty interest span across an approximate 3,700 gross (498 net) acres located in Bossier, Caddo, DeSoto, Red River and Sabine parishes in Louisiana.
●	Our non-operated working and mineral interests in the SCOOP and STACK plays consist of oil and natural gas producing properties in the Anadarko basin, where we hold an approximate 2.6% average net working interest with an associated 2.0% average net revenue interest located on approximately 101,100 gross (4,000 net) acres (all held by production) and a separate approximate 0.6% average net royalty interests located on approximately 8,600 gross (1,800 net) royalty acres across Blaine, Canadian, Carter, Custer, Dewey, Garvin, Grady, Kingfisher, McClain, Murray, and Stephens counties in Oklahoma. The oil and natural gas properties are primarily operated by Continental Resources, Inc., Flywheel Energy, Validus Energy, and Camino Natural Resources LLC with approximately 49% of wells operated by other operators.
●	Our non-operated working interests in the Chaveroo Field consist of a 50% net working interest, with an average associated 41% average net revenue interest, in approximately 4,500 gross (2,300 net) acres all held by production, associated with six development blocks, with the right to acquire the same working interest in additional development locations and associated acreage at a fixed price. The field is operated by PEDEVCO Corp. (“PEDEVCO”).
●	Our non-operated working interests in the Jonah Field, a natural gas and NGL property in Sublette County, Wyoming, consist of approximately 20% average net working interest and approximately 15% average net revenue interest located on approximately 5,300 gross (950 net) acres all held by production. The properties are operated by Jonah Energy.
●	Our non-operated working interests in the Williston Basin, an oil and natural gas producing property, consist of approximately 39% average net working interest and approximately 33% average net revenue interest located on approximately 133,800 gross (40,100 net) acres (approximately 99% held by production) across Billings, Golden Valley, and McKenzie Counties in North Dakota. The properties are operated by Foundation Energy Management.
●	Our non-operated working interests and overriding royalty interests in the Barnett Shale, a natural gas and NGL producing shale reservoir, consist of approximately 17% average net working interest and approximately 14% average net revenue interest (inclusive of the overriding royalty interests). The approximately 123,800 gross (21,000 net) acres are held by production across nine North Texas counties. The oil and natural gas properties are primarily operated by Eagleridge Operating, LLC, with approximately 19% of wells operated by five other operators.
●	Our non-operated working interests in the Hamilton Dome Field, a secondary recovery field utilizing water injection wells to pressurize the reservoir, consist of approximately 24% average net working interest, with an associated 20% average net revenue interest (inclusive of a small overriding royalty interest). The 5,900 gross acre unitized field, of which we hold approximately 1,400 net acres, is operated by Merit Energy Company, who owns the majority of the remaining working interest in the Hamilton Dome Field. The Hamilton Dome Field is located in the southwest region of the Big Horn Basin in northwest Wyoming.
●	Our non-operated working and overriding royalty interests in the Delhi Field, a CO2-EOR project, consist of approximately 24% average net working interest, with an associated 19% average net revenue interest and separate overriding royalty and mineral interests of approximately 7% yielding a total average net revenue interest of approximately 26%. The field is operated by Denbury Onshore LLC, a subsidiary of Exxon Mobil Corporation. The Delhi Field is comprised of 13,600 gross unitized acres, of which we hold approximately 3,200 net acres, and is located in northeast Louisiana in Franklin, Madison, and Richland Parishes.
●	Our non-operated working interest in TexMex consists of oil and natural gas producing properties where we hold an approximate 42% net working interest and 35% average net revenue interest located on approximately 27,800 gross (11,200 net) acres (all held by production) primarily in Lea, Eddy and Chaves Counties, New Mexico and Stephens County, Texas. The oil and natural gas properties are operated by Texian Operating Company.

Recent Developments

Dividend Declaration

On November 9, 2026, Evolution’s Board of Directors approved and declared a quarterly dividend of $0.12 per common share payable December 31, 2026.

Purchase of Louisiana Minerals

During the three months ended September 30, 2026, the Company acquired additional Louisiana mineral and royalty interests for approximately $0.3 million, including capitalized direct transaction costs. These acquired mineral and royalty interests are in multiple parishes across Louisiana from private sellers. The mineral acreage in Louisiana primarily consists of proved undeveloped acreage targeting the Bossier/Haynesville Shales and is currently being actively developed by operators in the area. These acquisitions were each considered asset acquisitions and funded with cash on hand and sales from the Company’s ATM Sales Agreements.

Senior Secured Credit Facility

On August 20, 2026, we entered into a letter agreement with MidFirst Bank pursuant to which the borrowing base on our Senior Secured Credit Facility was temporarily increased from $65.0 million to $73.0 million from August 20, 2026 until October 20, 2026 to provide additional capacity for the Permian Mineral Acquisition, defined below. On October 20. 2026, under the terms of our Senior Secured Credit Facility, the borrowing base was redetermined at $70.0 million based on the semi-annual review of all of our properties.

Purchase of Permian Minerals

On August 20, 2026, we completed the acquisition of mineral and royalty interests in the core Midland Basin of the Permian Basin from a non-affiliated private seller for a total purchase price of $16.0 million (the “Permian Minerals Acquisition”), subject to customary post-closing adjustments. The Permian Minerals Acquisition has an effective date of August 1, 2026. We funded the purchase price for the Permian Minerals Acquisition with a combination of net proceeds from our concurrent public equity offering and $3.2 million in borrowings under our Senior Secured Credit Facility. The acquired assets include approximately 3,420 net royalty acres across Glasscock, Martin, Midland, Reagan, and Upton Counties, Texas.

Common Stock Offering

On August 20, 2026, we completed a public offering of approximately 4.3 million shares of our common stock, at an offering price of $3.25 per share (the “Offering”). We received net proceeds of approximately $12.5 million from the Offering, after deducting underwriting discounts and commissions and offering costs. Net proceeds from the Offering, together with borrowings under our Senior Secured Credit Facility and cash on hand, were used to fund the Permian Minerals Acquisition.

Risks and uncertainties

The oil and natural gas industry is a global market impacted by many factors, such as government regulations, particularly in the areas of tariffs, trade sanctions, taxation, energy, climate change and the environment, geopolitical instability, (including ongoing conflicts between Russia and Ukraine, in the Middle East and Venezuela), demand in Asian and European markets, and the extent to which members of OPEC and other oil exporting nations manage oil supply through export quotas. In March 2026, WTI oil prices reached their highest levels since 2022 due to crude oil disruptions at key oil shipping routes in the Middle East, including the Strait of Hormuz. During the three months ended September 30, 2026, oil and NGL prices remained elevated compared to the prior-year period, supported by global demand for U.S. production and continued geopolitical tensions in the Middle East, while natural gas prices declined compared to the prior-year period, primarily due to continued growth in U.S. natural gas production, mild weather and uncertainty regarding winter heating demand. Natural gas prices are generally determined by North American supply and demand and are also affected by imports and exports of liquefied natural gas. Weather also has a significant impact on demand for natural gas since it is a primary heating source.

Oil, natural gas, and NGL prices have been, and we expect may continue to be, volatile. During the fiscal year June 30, 2026, crude oil spot prices for WTI dropped below $56 per barrel in December 2025 then rose to more than $100 per barrel in March 2026. During the three months ended September 30, 2026, crude oil spot prices averaged approximately $87.22 per barrel and NYMEX Henry Hub natural gas spot prices averaged approximately $2.87 per MMBtu, compared to approximately $65.74 per barrel and $3.03 per MMBtu, respectively, during the three months ended September 30, 2025. Lower oil and natural gas prices not only decrease our revenues, partially offset by applicable hedges, but an extended decline in oil or natural gas prices may affect planned capital expenditures and the oil and natural gas reserves that we can economically produce. Lower oil and natural gas prices may also reduce the amount of our borrowing base under our Senior Secured Credit Facility, which is determined at the discretion of the lenders based on various factors including the collateral value of our proved reserves. Increases in crude oil and natural gas prices are partially offset to the extent that these prices exceed the Company’s applicable derivative contract swap and collar prices.

Given the dynamic nature of these factors and events, we cannot reasonably estimate the period of time that certain market conditions will persist. Continuing volatility in political, trade, regulatory and economic conditions could impact supply and demand fundamentals as well as commodity pricing. Any related significant declines in crude oil, natural gas, and NGL prices could lead to proved property impairments in the future. Per the terms of our Senior Secured Credit Facility, we are required to hedge a portion of our anticipated crude oil and natural gas production from proved developed producing reserves based on the utilization of the borrowing base then in effect, currently up to 75% of anticipated proved developed producing production on a per BOE basis, for a rolling twelve-months period of time. Any significant increases in commodity prices could lead to further losses on our derivative contacts that partially offset the realized price increases. As of September 30, 2026, the significant increase in current and forward commodity prices specifically for crude oil as compared to June 30, 2026, resulted in $1.3 million and $4.1 million of realized and unrealized losses, respectively. Impairments of proved properties and gains and losses on derivative contracts are difficult to predict, especially in a volatile price environment. Certain of our costs, including costs incurred by our third-party operators that are passed through to us, are affected by commodity prices, general inflation and tariffs, including tariffs on steel and other materials.

At times, we do maintain cash balances in excess of the U.S. Federal Deposit Insurance Corporation (“FDIC”); however, we believe our bank counterparty to be financially sound. We also utilize insured cash sweep deposits to maximize the amount of our cash that is protected by FDIC insurance. We also rely heavily on our third-party operators who manage their own liquidity with various financial institutions. Inflation in the United States has remained persistently above the Federal Reserve’s 2% target, and in September 2026 the Federal Reserve responded by raising interest rates by 25 basis points, its first increase since 2023. The timing, size, and communication of future Federal Reserve actions are difficult to predict and depend on economic factors outside of our control and it is uncertain how these actions will impact inflation and the economy.

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

Liquidity and Capital Resources

As of September 30, 2026, we had $3.1 million in cash and cash equivalents and $60.0 million outstanding borrowings on our Senior Secured Credit Facility compared to $6.1 million in cash and cash equivalents and $56.5 million outstanding borrowings on our Senior Secured Credit Facility at June 30, 2026. Our primary sources of liquidity and capital resources during the three months ended September 30, 2026 were net proceeds from the Offering, cash provided by operations, and net borrowings under our Senior Secured Credit Facility. Our primary uses of liquidity and capital resources for the three months ended September 30, 2026 were cash used to fund our Permian Minerals Acquisition, cash dividend payments to our common stockholders, and development capital expenditures. As of September 30, 2026, working capital was a deficit of $3.5 million primarily due to our current derivative contracts, which vary quarter-to-quarter based on forecasted commodity prices at the end of each quarter. As of June 30, 2026, working capital was a deficit of $1.8 million.

The syndicated Senior Secured Credit Facility has a maximum capacity of $200.0 million subject to a borrowing base determined by the lenders based on a percentage of the value of our oil and natural gas properties. The Senior Secured Credit Facility had an interim borrowing base of $73.0 million at September 30, 2026 which was redetermined at $70.0 million as of October 20, 2026 in accordance with the semi-annual redetermination as provided in the credit agreement. As of September 30, 2026, we had $60.0 million of indebtedness, $0.8 million of letters of credit outstanding, and available capacity of $12.2 million. As of October 20, 2026, our available capacity is $9.2 million. The Senior Secured Credit Facility is secured by substantially all of our oil and natural gas properties and matures on June 30, 2028.

For the three months ended September 30, 2026 and 2025, the weighted average interest rate on our borrowings was 6.48% and 7.12%, respectively. Borrowings bear interest, at our option, at either (i) the SOFR, subject to a minimum SOFR of 3.25%, plus a credit spread adjustment of 0.05%, or (ii) the Prime Rate, as defined under the Senior Secured Credit Facility, plus 1.0%, plus, in either case of (i) or (ii), an applicable margin of 2.75%.  The Senior Secured Credit Facility contains covenants requiring the maintenance of (i) a total leverage ratio of not more than 3.00 to 1.00, (ii) a current ratio of not less than 1.00 to 1.00, and (iii) a consolidated tangible net worth of not less than $40.0 million, each as defined in the Senior Secured Credit Facility. In addition, the Senior Secured Credit Facility contains hedging requirements that apply when utilization is greater than 25% of (x) the Margined Collateral Value, as defined under the Senior Secured Credit Facility, at any time when the leverage ratio is less than 2.25 to 1.00, or (y) the borrowing base, at any time when the leverage ratio is greater than or equal to 2.25 to 1.00. It also contains other customary affirmative and negative covenants, including a hedging covenant discussed below, and events of default. As of September 30, 2026, we were in compliance with all covenants under the Senior Secured Credit Facility.

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

On October 21, 2024, we entered into an ATM equity Sales Agreement with Roth Capital Partners, LLC as our Lead Agent, Northland Securities Inc., and A.G.P./Alliance Global Partners pursuant to which we may issue and sell, from time to time, up to $30.0 million of shares of common stock through or to the Lead Agent, acting as agent or principal to facilitate acquisitions and other general corporate purposes. On February 11, 2026, we executed a new ATM equity Sales Agreement, substantially consistent with the original October 2024 agreement restoring the $30.0 million common stock sales capacity. We did not sell any shares of our common stock under the ATM Sales Agreements during the three months ended September 30, 2026.

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

Consistent with our business strategy, we are constantly pursuing new growth opportunities and other transactions to maximize shareholder value and will do so using a targeted mix of capital sourcing. We will continue to pursue acquisitions of oil and natural gas properties, including long-life producing properties with substantial upside potential as well as acquisitions of minerals and royalty interests. In addition to cash on hand, we have access to the undrawn portion of the borrowing base available under our Senior Secured Credit Facility, totaling $9.2 million as of October 20, 2026. We also have an effective shelf registration statement with the SEC under which we may issue up to $475.9 million of debt or equity securities. We believe that our cash on hand, cash flows from operations and available borrowings will be sufficient to fund our operations, capital expenditures and dividends for at least the next 12 months and in the longer term.

Our Board of Directors instituted a cash dividend on common stock in December 2013. We have since paid 52 consecutive quarterly dividends. Distribution of a substantial portion of free cash flow in excess of operating and capital requirements through cash dividends remains a priority of our financial strategy, and it is our long-term goal to maintain or increase dividends over time, subject to adjustments as appropriate in the Board of Directors’ discretion depending on factors such as commodity prices, other opportunities for uses of capital, and any other factors the Board of Directors deems relevant. On November 9, 2026, the Board of Directors declared a quarterly cash dividend of $0.12 per share of common stock to shareholders of record on December 15, 2026 and payable on December 31, 2026.

Capital Expenditures

During the three months ended September 30, 2026, we incurred $0.7 million on development capital expenditures. A majority of our spending occurred at SCOOP/STACK where two gross wells were brought online during the three months ended September 30, 2026 and eight gross wells are currently in progress. Remaining capital spending related to capital workover projects across our portfolio of assets. Based on discussions with our operators, we expect capital workover projects to continue in most of our fields throughout the remainder of the year as well as further drilling at SCOOP/STACK.

Overall, for fiscal year 2027, we expect budgeted capital expenditures to be in the range of $4.0 million to $6.0 million, which excludes the recent purchase of Permian Minerals, any other potential acquisitions, and drilling at Chaveroo Field.

Our expected capital expenditures for fiscal year 2027 include bringing approximately eight gross wells online at SCOOP/STACK in addition to the two gross wells brought online during the period. Additionally, as our third-party operators continue to be active around our acreage, we would expect additional wells to be drilled and/or completed.

Full Cost Pool Ceiling Test

Under the full cost method of accounting, capitalized costs of oil and natural gas properties, net of accumulated depletion, depreciation, and amortization and related deferred taxes, are limited to the estimated future net cash flows from proved oil and natural gas reserves, discounted at 10%, plus the lower of cost or fair value of unproved properties, as adjusted for related income tax effects (the valuation “ceiling”). If capitalized costs exceed the full cost ceiling, the excess would be charged to expense as a write-down of oil and natural gas properties in the quarter in which the excess occurred. The quarterly ceiling test calculation requires that we use the average first day of the month price for our petroleum products during the 12-month period ending with the balance sheet date. The prices used in calculating our ceiling test as of September 30, 2026 were $76.93 per barrel of oil, $3.60 per MMBtu of natural gas and $28.93 per barrel of NGLs. As of September 30, 2026, our capitalized costs of oil and natural gas properties, subject to amortization, were below the full cost valuation ceiling. If commodity price levels were to substantially decline from the 12-month average first day of the month pricing levels as of September 30, 2026 and remain down for a prolonged period of time, our valuation ceiling over our capitalized costs may be reduced and adversely impact our ceiling test results in future quarters and the effect could be material to our net earnings. Using first day of the month prices for October and November 2026, which are more reflective of recent price trends, to calculate trailing 12-month average price of $86.46 per barrel of crude oil and $3.36 per MMBtu of natural gas, and keeping all other factors constant, the ceiling test calculation as of the second quarter of fiscal year 2027 would not have generated a ceiling test impairment. We cannot give assurance that a write-down of capitalized oil and natural gas properties will not be required at some point in the future as commodity prices are volatile and unpredictable. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties to our full cost pool, capital spending and other factors will determine our actual ceiling test calculation and impairment analyses in future periods.

Overview of Cash Flow Activities

	Three Months Ended September 30,
	2026	2025	Change
Cash flows provided by operating activities	$3,288	$7,805	$(4,517)
Cash flows used in investing activities	(17,297)	(20,686)	3,389
Cash flows provided by financing activities	11,003	11,088	(85)
Net increase (decrease) in cash and cash equivalents	$(3,006)	$(1,793)	$(1,213)

Cash provided by operating activities for the three months ended September 30, 2026 decreased $4.5 million compared to the three months ended September 30, 2025 primarily due to timing of working capital and realized losses on derivative contracts. We had net derivative realized losses of $1.3 million compared to realized gains of $0.9 million in the prior period. Refer to “Results of Operations” below for further information.

Cash used in investing activities for the three months ended September 30, 2026 decreased $3.4 million compared to the three months ended September 30, 2025. In the prior period we spent $16.9 million on the SCOOP/STACK Minerals Acquisition and $3.8 million on development capital expenditures. During the current quarter, we spent approximately $16.0 million on the Permian Minerals Acquisition and $0.3 million on mineral and royalty interests targeting the Haynesville/Bossier Shale.

Cash flows provided by financing activities for the three months ended September 30, 2026 decreased $0.1 million compared to the three months ended September 30, 2025. For the three months ended September 30, 2026, we received approximately $12.5 million in net proceeds from our Offering, after deducting $0.5 million of offering costs, and net borrowings of $3.5 million under our Senior Secured Credit Facility, which funded our Permian Minerals Acquisition. During the quarter, we also paid $4.9 million in cash dividends to our common stockholders. For the three months ended September 30, 2025, we received $15.5 million in net borrowings under our Senior Secured Credit Facility to finance our Minerals Acquisition, and paid $4.2 million in cash dividends to our common stockholders.

Results of Operations

Three Months Ended September 30, 2026 and 2025

We reported net losses of $3.0 million and net income of $0.8 million for the three months ended September 30, 2026 and 2025, respectively. The following table summarizes the comparison of financial information for the periods presented:

	Three Months Ended
	September 30,
(in thousands, except per unit and per BOE amounts)	2026	2025	Variance	Variance %
Net income (loss)	$(2,992)	$824	$(3,816)	N.M.
Revenues:
Crude oil	13,895	12,872	1,023	7.9%
Natural gas	5,476	5,900	(424)	(7.2)%
Natural gas liquids	3,183	2,516	667	26.5%
Total oil, natural gas, and natural gas liquids revenues	22,554	21,288	1,266	5.9%
Other	19	—	19	N.M.
Total revenues	22,573	21,288	1,285	6.0%

Operating costs:
Lease operating costs:
Ad valorem and production taxes	1,376	1,420	(44)	(3.1)%
Gathering, transportation, and other costs	2,742	2,892	(150)	(5.2)%
Other lease operating costs	8,242	8,775	(533)	(6.1)%
Depletion, depreciation, and accretion:
Depletion of full cost proved oil and natural gas properties	5,339	5,560	(221)	(4.0)%
Depreciation of other property and equipment	1	—	1	N.M.
Accretion of asset retirement obligations	404	401	3	0.7%
General and administrative expenses:
General and administrative	2,070	1,788	282	15.8%
Stock-based compensation	538	537	1	0.2%
Other income (expense):
Net gain (loss) on derivative contracts	(5,365)	2,181	(7,546)	N.M.
Interest and other income	12	10	2	20.0%
Interest expense	(1,031)	(917)	(114)	12.4%
Income tax (expense) benefit	1,531	(365)	1,896	N.M.

Production:
Crude oil (MBBL)	170	207	(37)	(17.9)%
Natural gas (MMCF)	2,182	2,150	32	1.5%
Natural gas liquids (MBBL)	108	108	—	—%
Equivalent (MBOE)(1)	642	673	(31)	(4.6)%
Average daily production (BOEPD)(1)	6,978	7,315	(337)	(4.6)%

Average price per unit(2):
Crude oil (BBL)	$81.74	$62.18	$19.56	31.5%
Natural gas (MCF)	2.51	2.74	(0.23)	(8.4)%
Natural Gas Liquids (BBL)	29.47	23.30	6.17	26.5%
Equivalent (BOE)(1)	35.13	31.63	3.50	11.1%

Average cost per unit:
Operating costs:
Lease operating costs:
Ad valorem and production taxes	$2.14	$2.11	$0.03	1.4%
Gathering, transportation, and other costs	4.27	4.30	(0.03)	(0.7)%
Other lease operating costs	12.84	13.04	(0.20)	(1.5)%
Depletion of full cost proved oil and natural gas properties	8.32	8.26	0.06	0.7%
General and administrative expenses:
General and administrative	3.22	2.66	0.56	21.1%
Stock-based compensation	0.84	0.80	0.04	5.0%

“N.M.” means “Not Meaningful.”

(1)	Equivalent oil reserves are defined as six MCF of natural gas and 42 gallons of NGLs to one barrel of oil conversion ratio which reflects energy equivalence and not price equivalence. Natural gas prices per MCF and NGL prices per barrel often differ significantly from the equivalent amount of oil.
(2)	Amounts exclude the impact of cash paid or received on the settlement of derivative contracts since we did not elect to apply hedge accounting.

Revenues

Crude oil, natural gas and NGL revenues were $22.6 million and $21.3 million for the three months ended September 30, 2026 and 2025, respectively, with the increase in revenues due to increases in our average realized price per BOE partially offset by decreases in production volumes. Our average realized commodity price (excluding the impact of derivative contracts) for the three months ended September 30, 2026 increased approximately $3.50 per BOE, or 11.1%, over the prior year period as our realized crude oil prices increased 31.5% and realized NGL prices increased 26.5% partially offset by natural gas prices which decreased 8.4% from the three months ended September 30, 2025. Average daily equivalent production decreased 4.6% from 7,315 BOEPD in the prior year period to 6,978 BOEPD in the current period primarily as a result of a reduction in crude oil production. Production is down due to the natural decline across the portfolio. In addition, the prior year period includes flush production from wells brought online at Chaveroo Field which was 100% crude oil.

Lease Operating Costs

Ad valorem and production taxes were $1.4 million for each of the three months ended September 30, 2026 and 2025. On a per unit basis, ad valorem and production taxes were $2.14 per BOE and $2.11 per BOE for the three months ended September 30, 2026 and 2025, respectively. The increase on a per unit basis is due to the overall decrease in production.

Gathering, transportation and other costs were $2.7 million for the three months ended September 30, 2026 compared to $2.9 million for the three months ended September 30, 2025. These costs are gathering, transportation and processing fees we incur primarily for our natural gas producing properties. The decrease is primarily due to decreased natural gas sales at Jonah Field and Barnett Shale. On a per unit basis, gathering, transportation and other costs were $4.27 per BOE and $4.30 per BOE for the three months ended September 30, 2026 and 2025, respectively.

Other lease operating costs were $8.2 million for the three months ended September 30, 2026 compared to $8.8 million for the three months ended September 30, 2025. Other lease operating costs decreased primarily due to a decrease in workover repairs at SCOOP/STACK and lower operating costs at TexMex due to a change of operatorship. On a per unit basis, other lease operating costs decreased to $12.84 per BOE for the three months ended September 30, 2026 from $13.04 per BOE in the three months ended September 30, 2025.

Depletion of Full Cost Proved Oil and Natural Gas Properties

Depletion expense decreased from $5.6 million for the three months ended September 30, 2025 to $5.3 million for the three months ended September 30, 2026 primarily due to a decrease in production from the prior year period. On a per unit basis, depletion expense was $8.32 per BOE and $8.26 per BOE for the three months ended September 30, 2026 and 2025, respectively.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2026 and 2025 were $2.1 million and $1.8 million, respectively. The increase in the current period is primarily due to an increase in salaries and benefits and professional fees. On a per unit basis, general and administrative expenses were $3.22 per BOE and $2.66 per BOE for the three months ended September 30, 2026 and 2025, respectively.

Net Gain (Loss) on Derivative Contracts

We utilize commodity derivative financial instruments to reduce our exposure to fluctuations in oil and natural gas prices. Financial hedges are a requirement under our Senior Secured Credit Facility and help establish commodity price floors, contributing to stable cash flows when derivative contracts are settled. We have elected not to designate our open derivative contracts for hedge accounting, and accordingly, we recorded the net change in the mark-to-market valuation of the derivative contracts in the unaudited condensed consolidated statements of operations. The amounts recorded on the unaudited condensed consolidated statements of operations related to derivative contracts represent the (i) gains (losses) related to fair value adjustments on our open, or unrealized, derivative contracts, and (ii) gains (losses) on settlements of derivative contracts for positions that have settled or been realized. The table below summarizes our net realized and unrealized gains (losses) on derivative contracts as well as the impact of net realized gains (losses) on our average realized prices for the periods presented. As a result of our recent acquisitions and the corresponding borrowings on our Senior Secured Credit Facility, we are required by terms in our Senior Secured Credit Facility to hedge 75% of our crude oil and natural gas production (excluding NGLs). In March 2026, WTI oil prices reached their highest levels since 2022 due to crude oil disruptions at key oil shipping routes in the Middle East, contributing to considerable commodity price fluctuations and realized losses on our crude oil derivative contracts since. The significant increase in forward commodity prices as of September 30, 2026, resulted in an unrealized loss on the mark-to-market of our hedges. As of September 30, 2026, we had $3.0 million derivative assets, $2.7 million of which was classified as current, and $7.5 million derivative liabilities, $7.0 million of which was classified as current. We expect to see continued volatility in the fair value of our derivative contracts as commodity prices fluctuate.

	Three Months Ended
	September 30,
(in thousands, except per unit and per BOE amounts)	2026	2025	Variance	Variance %
Realized gain (loss) on derivative contracts	$(1,311)	$878	$(2,189)	N.M.
Unrealized gain (loss) on derivative contracts	(4,054)	1,303	(5,357)	N.M.
Total net gain (loss) on derivative contracts	$(5,365)	$2,181	$(7,546)	N.M.

Average realized crude oil price per BBL	$81.74	$62.18	$19.56	31.5%
Cash effect of oil derivative contracts per BBL	(13.17)	1.10	(14.27)	N.M.
Crude oil price per BBL (including impact of realized derivatives)	$68.57	$63.28	$5.29	8.4%

Average realized natural gas price per MCF	$2.51	$2.74	$(0.23)	(8.4)%
Cash effect of natural gas derivative contracts per MCF	0.43	0.30	0.13	43.3%
Natural gas price per MCF (including impact of realized derivatives)	$2.94	$3.04	$(0.10)	(3.3)%

“N.M.” means “Not Meaningful.”

Interest Expense

Interest expense increased $0.1 million for the three months ended September 30, 2026 compared to the prior year period primarily due to additional borrowings drawn on our Senior Secured Credit Facility to finance our Permian Minerals Acquisition in August 2026. The weighted average interest rate on our borrowings decreased to 6.48% for the three months ended September 30, 2026 compared to 7.12% for the three months ended September 30, 2025 partially offsetting the increase in interest expense due to increased borrowings.

Income Tax (Expense) Benefit

For the three months ended September 30, 2026, we recognized income tax benefit of $1.5 million on net losses before income taxes of $4.5 million compared to income tax expense of $0.4 million on net income before income taxes of $1.2 million for the three months ended September 30, 2025. The effective tax rates were 33.8% and 30.7% for three months ended September 30, 2026 and 2025, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust our effective tax rate for any given changes in facts and circumstances that are expected in the future.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon the unaudited condensed consolidated financial statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires that we select certain accounting policies and make estimates and assumptions that affect the reported amounts of the assets, liabilities, and disclosures of contingent assets and liabilities as of the date of the balance sheet as well as the reported amounts of revenues and expenses during the reporting period. These policies, together with our estimates, have a significant effect on our unaudited condensed consolidated financial statements. There have been no material changes to our critical accounting estimates from those described in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

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

We are exposed to market risk on our open derivative contracts related to potential non-performance by our counterparties. It is our policy to enter into derivative contracts only with counterparties that are creditworthy institutions deemed by management as competitive market makers. For the derivative contracts settled during fiscal years 2027 and 2026, we did not post collateral. We account for our derivative activities under the provisions of ASC 815, Derivatives and Hedging, (“ASC 815”). ASC 815 establishes accounting and reporting that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at fair value. See Note 7, “Derivatives” to our unaudited condensed consolidated financial statements for more details.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the quarter covered by this report. In designing and evaluating our disclosure controls and procedures, our management recognizes that controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives. Based on the foregoing, our Principal Executive Officer and Principal Financial Officer concluded that as of September 30, 2026 our disclosure controls and procedures were effective in ensuring that the information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, during the quarter ended September 30, 2026, we have determined that there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material pending legal proceedings. See Note 10, “Commitments and Contingencies” to our unaudited condensed consolidated financial statements in Item 1. Condensed Consolidated Financial Statements (Unaudited) for additional information, which is incorporated herein by reference.

Item 1A.   Risk Factors

There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below summarizes information about the Company's purchases of its equity securities during the three months ended September 30, 2026.

			(c) Total number	(d) Maximum dollar value
	(a) Total number		of shares	of shares that may yet be
	of shares		purchased as part	purchased under the
	purchased and	(b) Average price	of public announced	plans or programs
Period	received (1)	paid per share (1)	plans or programs	(in thousands)
July 2026	—	$—	—	$—
August 2026	—	—	—	—
September 2026	32,617	3.69	—	—
(1)	During the three months ended September 30, 2026, all of the shares received were surrendered by employees in exchange for the payment of tax withholding upon the vesting of restricted stock awards.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The following documents are included as exhibits to the Quarterly Report on Form 10-Q. Those exhibits incorporated by reference are so indicated by the information supplied with respect thereto. Those exhibits which are not incorporated by reference are attached hereto.

3.1	Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q filed February 8, 2023)
3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.3 of our Annual Report on Form 10-K filed September 13, 2023)
10.2.5*	Amended Interim Commitment Modification and Supplement to Amended and Restated Credit Agreement, dated October 20, 2026
10.17*	Purchase and Sale Agreement dated August 18, 2026, between Evolution Petroleum Corporation, Evolution Minerals, LLC, and non-affiliated private seller
31.1**	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as Amended as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Evolution Petroleum Corporation
Date: November 10, 2026	By:	/s/ KELLY W. LOYD
Kelly W. Loyd President and Chief Executive Officer (Principal Executive Officer) and Director
	By:	/s/ RYAN STASH
Ryan Stash Senior Vice President and Chief Financial Officer (Principal Financial Officer) and Treasurer